Form 10-Q
period 1996-03-31
CHECKFREE CORP \DE\
filed 1996-05-14
CIK 949341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                      OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

                       Commission file number:  0-26802

                            CHECKFREE CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                           31-1013521
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                 8275 NORTH HIGH STREET, COLUMBUS, OHIO  43235
         (Address of principal executive offices, including zip code)

                                (614) 825-3000
             (Registrant's telephone number, including area code)

ON APRIL 19, 1996, CHECKFREE CHANGED ITS FISCAL YEAR FROM DECEMBER 31 TO
JUNE 30
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES   X     NO________

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 41,276,548 shares of Common Stock, $.01 par value, were outstanding at May 9, 1996.

                                   FORM 10-Q

                             CHECKFREE CORPORATION

                               TABLE OF CONTENTS

                                                                                              PAGE NO.
                                                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements.

                     Condensed Consolidated Balance Sheets                                3
                          December 31, 1995 and March 31, 1996

                     Condensed Consolidated Statements of Operations                      4
                          For the Three Months Ended March 31, 1995 and 1996

                     Condensed Consolidated Statements of Cash Flows                      5
                          For the Three Months Ended March 31, 1995 and 1996

                     Notes to Interim Condensed Consolidated Unaudited Financial
                          Statements For the Three Months Ended March 31, 1995
                          and 1996                                                       6-7

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                               8-11

PART II.     OTHER INFORMATION

         Item 1.     Legal Proceedings.                                                 N/A

         Item 2.     Changes in Securities.                                             N/A

         Item 3.     Defaults Upon Senior Securities.                                   N/A

         Item 4.     Submission of Matters to a Vote of Security Holders.               N/A

         Item 5.     Other Information.                                                 N/A

         Item 6.     Exhibits and Reports on Form 8-K.                                 12-13

         Signatures                                                                      14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    CHECKFREE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,           March 31,
                                                                                          1995                1996
                                                                                      ------------        ------------
                                                                                                          (Unaudited)
                                ASSETS
Current Assets:
  Cash and cash equivalents                                                            $63,839,854         $29,680,052
  Investments                                                                           21,012,141          17,424,797
  Receivables - trade, unbilled and other, net of allowance for doubtful                 3,389,084          30,283,242
    accounts of $32,661 and $2,211,339 as of 1995 and 1996, respectively
  Refundable income taxes                                                                  144,119           2,560,024
  Prepaid expenses and other                                                             1,915,969           2,740,808
  Deferred income taxes                                                                    165,543                  --
                                                                                      ------------        ------------
     Total Current Assets                                                               90,466,710          82,688,923
                                                                                      ------------        ------------
Property and equipment - net                                                            12,519,689          29,971,919
                                                                                      ------------        ------------
Other Assets:
 Investments                                                                             7,498,835           1,000,000
 Intangible assets - computer software, net                                              1,325,045          32,643,277
 Intangible assets - other, net                                                                 --          27,482,840
 Other noncurrent assets                                                                 3,831,649           3,429,273
                                                                                      ------------        ------------
     Total Other Assets                                                                 12,655,529          64,555,390
                                                                                      ------------        ------------
TOTAL                                                                                 $115,641,928        $177,216,232
                                                                                      ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                         706,459           3,096,356
  Accrued liabilities                                                                    5,632,852          13,989,700
  Customer deposits                                                                        192,456             393,246
  Current portion of long-term obligations                                               1,161,192           1,079,906
  Deferred revenues                                                                        982,171          12,417,868
  Deferred income taxes                                                                         --           5,256,544
                                                                                      ------------        ------------
     Total Current Liabilities                                                           8,675,130          36,233,620

Note payable, less current portion                                                              --           1,100,000
Obligations under capital leases                                                         7,157,465           6,965,946
Deferred lease obligations                                                                  50,755           2,375,302
Stockholder and bank notes                                                                 125,000             106,250
Deferred income taxes                                                                      308,711           5,249,002
                                                                                      ------------        ------------
     Total Liabilities                                                                  16,317,061          52,030,120
                                                                                      ------------        ------------
Stockholders' Equity
    Preferred stock - 15,000,000 authorized shares, $.01 par value;                             --                  --
       none issues or outstanding
    Common stock - 150,000,000 authorized shares, $.01 par value;                          328,648             390,143
       issued 32,864,765 and 39,014,277 shares issued in 1995
       and 1996, respectively
Additional paid in capital                                                             100,133,800         223,410,657
Treasury stock - at cost, 757,536 shares in 1995 and 1996                                 (629,481)           (629,481)
Stockholders' notes receivable                                                            (133,793)           (133,793)
Accumulated deficit                                                                       (374,307)        (97,851,414)
                                                                                       ------------        ------------
    Total Stockholders' Equity                                                          99,324,867         125,186,112
                                                                                      ------------        ------------
TOTAL                                                                                 $115,641,928        $177,216,232
                                                                                      ============        ============


  See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               Three months ended March 31,
                                                                             --------------------------------
                                                                                 1995                1996
                                                                             -----------         ------------
OPERATING REVENUES:
    Processing, servicing and merchant discount revenues                     $10,447,221         $ 13,809,078
    License fees                                                                  56,185            4,619,288
    Maintenance fees                                                              63,944              338,444
    Consulting fees                                                              100,510            1,893,596
    Other                                                                        324,793            1,028,354
                                                                             -----------         ------------
      Total Operating Revenues                                                10,992,653           21,688,760
                                                                             -----------         ------------
OPERATING EXPENSES:
    Cost of processing, servicing and support                                  7,318,681           13,779,214
    Research and development                                                   1,514,775            4,765,290
    Sales, marketing and royalties                                             1,582,342            7,006,252
    General and administrative                                                   969,550            3,490,138
    Amortization expense of intangible assets                                         --              194,804
    In-process research and development                                               --           93,757,586
                                                                             -----------         ------------
      Total Operating Expenses                                                11,385,348          122,993,284
                                                                             -----------         ------------
                                                                                (392,695)        (101,304,524)
                                                                             -----------         ------------
LOSS FROM OPERATIONS
INTEREST:
    Income                                                                       280,390            1,029,145
    Expense                                                                     (166,153)            (156,042)
                                                                             -----------         ------------
      Net Interest Income                                                        114,237              873,103
                                                                             -----------         ------------
LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                        (278,458)        (100,431,421)
Income tax benefit                                                              (125,307)          (3,318,832)
                                                                             -----------         ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                                              (153,151)         (97,112,589)
Extraordinary item, extinguishment of debt in conjunction
    with an acquisition, net of tax                                                   --             (364,374)
                                                                             -----------         ------------
NET LOSS                                                                     $  (153,151)        $(97,476,963)
                                                                             ===========         ============
Net loss per common share:
    Net loss before extraordinary item                                       $     (0.01)        $      (2.80)
    Extraordinary item                                                                --                (0.01)
                                                                             -----------         ------------
      Net Loss                                                               $     (0.01)        $      (2.81)
                                                                             ===========         ============
Weighted average common shares outstanding                                    27,076,122           34,667,033
                                                                             ===========         ============



  See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three months ended March 31,
                                                                                --------------------------------
                                                                                   1995                 1996
                                                                                ----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (153,151)         $(97,476,963)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   In-process research and development                                                  --            93,757,586
   Depreciation and amortization                                                   574,265             1,918,958
   Loss on disposal of property and equipment                                        1,014                59,039
   Deferred lease obligations                                                       (9,657)               16,985
   Deferred income taxes                                                                --            (1,175,523)
   Changes in operating assets and liabilities, net of businesses acquired:
      Receivables - trade, unbilled and other                                      (55,618)           (2,107,641)
      Refundable income taxes                                                     (302,407)           (2,423,657)
      Prepaid expenses and other                                                  (243,116)              547,081
      Accounts payable                                                              29,534               722,904
      Accrued liabilities                                                        1,052,741             2,030,132
      Customer deposits                                                              9,540                90,298
      Deferred revenues                                                            162,374               288,232
                                                                                ----------          ------------
        Net cash provided by (used in) operating activities                      1,065,519            (3,752,569)
                                                                                ----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and equipment                                   (523,429)           (2,950,341)
Proceeds from the disposal of property and equipment                                    --                33,313
Purchase of businesses, net of cash acquired                                            --           (38,937,027)
Proceeds from redemption of investments                                            968,277            10,086,179
                                                                                ----------          ------------
        Net cash provided by (used in) investing activities                        444,848           (31,767,876)
                                                                                ----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends in lieu of fractional shares                                                  --                  (144)
Repayment of bank and stockholder notes                                           (269,000)              (18,750)
Proceeds from note payable                                                         250,000             1,100,000
Principal payments under capital lease obligations                                (251,873)             (272,805)
Proceeds from exercise of stock options, including related
   income tax benefits                                                              34,860               552,342
                                                                                ----------          ------------
        Net cash provided by (used in) financing activities                       (236,013)            1,360,643
                                                                                ----------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,274,354           (34,159,802)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 2,208,725            63,839,854
                                                                                ----------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $3,483,079          $ 29,680,052
                                                                                ==========          ============



  See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and includes all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for three months ended March 31, 1995 and 1996 are not necessarily indicative of the results for the full year.

                 These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. In addition, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (Registration No. 333-1500) which described the Servantis Systems Holdings, Inc. ("Servantis") acquisition discussed in Note 2.

                 In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial results for the interim periods presented.

         2. On February 21, 1996, the Company completed the acquisition of Servantis. The total purchase price of the acquisition was $165.1 million consisting of common stock, stock options, acquisition costs, and the repayment of Servantis' debt by the Company. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their independently appraised fair values at the date of the acquisition. Of the purchase price, $90.6 million was allocated to in-process research and development, $46.5 million to identified intangible assets, and $12.6 million to goodwill, including approximately $7.5 million relating to the tax effect of identified intangibles. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations at the time of the acquisition. Servantis is included in the consolidated results of operations from the date of the acquisition.

         Consistent with the Company's policy for internally developed software, the Company determined the amounts to be allocated to developed and in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. As of the date of the acquisition, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

         The unaudited pro forma results of operations of the Company for the three months ended March 31, 1995 and 1996, assuming the Servantis acquisition occurred on January 1, 1995 on the bases described above with all material intercompany transactions eliminated are as follows:

                                                        Three Months Ended March 31,
                                                       1995                     1996
                                                       ----                     ----
                                                      (In thousands, except per share data)
Total operating revenues                             $21,627                   $32,209
Loss before income taxes                              (6,099)                  (10,009)
Net loss                                              (4,230)                   (7,468)
Net loss per share                                     (0.12)                    (0.20)

         This information is presented to facilitate meaningful comparisons to on-going operations and to other companies. The unaudited pro forma net loss and per share amounts above do not include a charge for in-process research and development charges of $90.6 million arising from the acquisition of Servantis. The pro forma results also reflect amortization of acquired software, goodwill and other intangible assets. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the earliest period presented, nor should it be used to project the Company's results of operations for any future periods.

         In March 1996, the Company completed the acquisition of Interactive Solutions Corp. ("ISC") for a purchase price of $3.2 million in common stock and cash, plus assumed liabilities. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the purchase price, $3.2 million was allocated to in-process research and development. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations at the time of the acquisition. ISC is included in the consolidated results of operations from the date of acquisition. Pro forma information related to the purchase acquisition of ISC has not been presented due to the relative insignificance of the amounts involved.

         3. On March 21, 1996, the Company announced that it had entered into a definitive merger agreement with Security APL, Inc. ("Security APL") pursuant to which Security APL will become a wholly owned subsidiary of the Company in a stock-for-stock merger intended to be tax-free and accounted for as a pooling-of-interests for financial reporting purposes. In connection with the merger, the Company will issue approximately 2.8 million shares of common stock of the Company. On May 9, 1996, the transaction was completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The acquisitions of Servantis, ISC, and Security APL further Checkfree's strategy of providing an expanding range of convenient, secure and cost-effective electronic commerce services and related products to consumers, businesses and financial institutions. Servantis' experience as a provider of electronic commerce and financial applications software and services to financial institutions substantially enhances Checkfree's presence in the financial institutions segment of the electronic commerce market. Security APL is a full-service provider of fully integrated, customized portfolio management software services, including performance measurement and trade and reporting systems for institutional money managers. ISC is a system developer and integrator of Web-based electronic commerce services. The integration of Checkfree's and Security APL's electronic transaction processing and remote delivery technology with Servantis' software products and market presence and ISC's Web-based development capabilities has created a single vendor of electronic commerce services and related products to an expanded customer base of consumers, businesses and financial institutions.

         In 1996, the Company intends to increase research and development costs for new products and related services. The research and development will include the integration of the products and services of Checkfree, Servantis, Security APL, and ISC. In addition, the Company intends to increase sales and marketing efforts to promote the Company's electronic commerce offerings and to specifically acquire new consumers both directly and through strategic alliances with financial institutions.

         Although these initiatives may adversely impact the Company's short-term profitability, the Company expects that these initiatives will allow it to maintain and enhance its leading position in the rapidly growing electronic commerce market. There can be no assurance, however, that the Company will be able to compete against current or future competitors successfully or that the competitive pressures faced by the Company will not have a material adverse effect on its business, operating results, and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues certain consolidated statements of operations data:

                                                                                Three months ended March 31,
                                                                             ----------------------------------
                                                                                  1995                1996
                                                                             --------------      --------------
OPERATING REVENUES:
  Processing, servicing and merchant discount revenues                             95.0%               63.7%
  License fees                                                                      0.5%               21.3%
  Maintenance fees                                                                  0.6%                1.6%
  Consulting fees                                                                   0.9%                8.7%
  Other                                                                             3.0%                4.7%
                                                                          --------------      --------------
     Total Operating Revenues                                                     100.0%              100.0%
                                                                          --------------      --------------
OPERATING EXPENSES:
  Cost of processing, servicing and support                                        66.6%               63.5%
  Research and development                                                         13.8%               22.0%
  Sales, marketing and royalties                                                   14.4%               32.3%
  General and administrative                                                        8.8%               16.1%
  Amortization expense of intangible assets                                         0.0%                0.9%
  In-process research and development                                               0.0%              432.3%
                                                                          --------------      --------------
     Total Operating Expenses                                                     103.6%              567.1%
                                                                          --------------      --------------
LOSS FROM OPERATIONS                                                               -3.6%             -467.1%

INTEREST:
  Income                                                                            2.6%                4.7%
  Expense                                                                          -1.5%               -0.7%
                                                                          --------------      --------------
     Net Interest Income                                                            1.1%                4.0%
                                                                          --------------      --------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                    -2.5%             -463.1%

Income tax benefit                                                                 -1.1%              -15.3%
                                                                          --------------      --------------
NET LOSS BEFORE EXTRAORDINARY ITEM                                                 -1.4%             -447.8%

Extraordinary item, extinguishment of debt in conjunction with an
  acquisition, net of tax                                                           0.0%               -1.7%
                                                                          --------------      --------------
 NET LOSS                                                                          -1.4%             -449.5%
                                                                          ==============      ==============



         Revenues increased by 97.3% from $11.0 million to $21.7 million for the three months ended March 31, 1995 and 1996, respectively. The increase was primarily due to revenues of $7.6 million that was recognized after the acquisitions of Servantis and ISC. Servantis' revenues are primarily software license fees and related maintenance and consulting fees. In addition, the number of transactions processed in the quarter ended March 31, 1996, excluding transactions related to the acquired companies, increased by 30% compared to the same quarter a year ago.

         Costs of processing, servicing and support were $7.3 million and $13.8 million or 66.6% and 63.5% of total operating revenues for the three months ended March 31, 1995 and 1996, respectively. The decrease as a percentage of total operating revenues is due to the increase in license, maintenance and consulting revenues with the acquisitions. The related costs of service and support for these revenues are less than the processing and servicing costs related to processing revenues, particularly credit card items. Excluding the cost of processing, servicing and support and the total operating revenues for the acquired companies, cost of processing and servicing was $7.3 million and $10.0 million or 66.6% and 71.1% of total operating revenues for the three months ended March 31, 1995 and 1996, respectively. The primary reason for the increase as a percentage of revenue is due to increased credit card transactions, as a percentage of ACH and paper transactions. Credit card discount fees doubled in the quarter ended March 31, 1996 compared to a year ago.

         Research and development expenses were $1.5 million and $4.8 million or 13.8% and 22.0% of total operating revenues for the three months ended March 31, 1995 and 1996, respectively. The increase as a percentage of total operating revenues is due to increased product and business development for new and existing services and related products, including Electronic Cash Disbursement ("ECD"), bill presentment and expanded home banking offerings. Excluding the research and development costs and the total operating revenues of the acquired companies, research and development costs were $1.5 million and $4.0 million or 13.8% and 28.3% of total operating revenues. The most significant increase was related to ECD, which was up $1.6 million over the prior quarter.

         Sales, marketing and royalties costs were $1.6 million and $7.0 million or 14.4% and 32.3% of total operating revenues for the three months ended March 31, 1995 and 1996, respectively. The Company initiated several direct marketing campaigns to acquire new customers, which accounted for the majority of the increase. In addition, the increase was due to $1.8 million of increased sales, marketing and royalty expense related to the activities of the acquired companies.

         General and administrative costs were $1.0 million and $3.5 million or 8.8% and 16.1% of total operating revenues for the three months ended March 31, 1995 and 1996, respectively. The increase was due to $1.6 million of increased general and administrative expense related to the newly acquired companies. In addition, the Company incurred significant expenses related to being a public company in the quarter ended March 31, 1996.

         Amortization expense reflects the amortization of all intangible assets related to the acquisitions, except for amortization of capitalized software, which is included in costs of processing, servicing and support.

         In-process research and development reflects the amounts of the purchase prices independently appraised and allocated to in-process technology and expensed at the time of the acquisitions of Servantis and ISC. In-process research and development represents research efforts underway which have not reached technological feasibility and which do not have an alternative future use.

         Interest income increased from $280,000 to $1.0 million due primarily to interest on investments purchased from the proceeds of the Company's initial public offering.

         The effective income tax rate (benefit) was (45.0%) and (3.3%). The effective tax benefit was more than the statutory rate of 34% in 1995 due to state and local taxes. In 1996, the effective benefit was less than the statutory rate due to non-deductible amortization and in-process research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1996, the Company's operating activities used cash of $3.8 million. During the quarter, the Company invested $38.9 million for the Servantis and ISC acquisitions (net of cash acquired) and invested $3.0 million in property additions, primarily for computer related equipment and facilities. The Company used cash, the proceeds from the sale of investments of $10.1 million and unsecured bank borrowings of $1.1 million to finance these investing activities.

         At March 31, 1996, the Company's cash and cash equivalents and investments were $48.1 million, a decrease of $44.2 million from December 31, 1995. As of March 31, 1996 the Company's current ratio was 2.3 to 1, compared to a current ratio of 10.4 to 1 as of December 31, 1995. In addition, working capital was $46.5 million and $81.8 million at March 31, 1996 and December 31, 1995, respectively. These decreases reflect the Company's investing activities in the quarter ended March 31, 1996, primarily the acquisition of Servantis.

         The Company believes the existing cash and cash equivalents and investments will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements both for the short-term and through at least June 30, 1997. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     EXHIBITS.

              EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
              --------------                       -------------------
                   2(a)               Agreement and Plan of Merger, dated as of January 15, 1996, among the Registrant, Checkfree
                                      Acquisition Corporation, and Servantis Systems Holdings, Inc.  (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated January 15, 1996, filed with the Securities and
                                      Exchange Commission, and incorporated herein by reference.)

                   2(b)               Agreement and Plan of Merger, dated as of March 21, 1996, among the Registrant, ISC
                                      Acquisition Corporation, and Security APL, Inc.  (Reference is made to Exhibit 2 to the
                                      Current Report on Form 8-K, dated March 21, 1996, filed with the Securities and Exchange
                                      Commission, and incorporated herein by reference.)

                   2(c)       *       Amendment to Agreement and Plan of Merger, dated as of April 30, 1996, among the Registrant,
                                      ISC Acquisition Corporation, and Security APL, Inc.

                   10(a)      *       Payment Services, Software Development and Marketing Agreement, dated as of February 27,
                                      1996, between the Registrant and CyberCash.**

                   10(b)      *       Termination of Voting Agreement, dated as of April 19, 1996, among Peter J. Kight,
                                      Mark A. Johnson, Greylock Limited Partnership, Highland Capital Partners Limited Partnership
                                      and Tribune Company.

                   10(c)      *       Voting Agreement, dated as of April 19, 1996, among Peter J. Kight, Mark A. Johnson, and
                                      Tribune Company.

                   10(d)      *       Executive Employment Agreement between Registrant and Kenneth J. Benvenuto.

                   10(e)      *       Executive Employment Agreement between Registrant and Robert E. Bowers.

                   10(f)      *       Executive Employment Agreement between Registrant and Lynn D. Busing.

                   10(g)      *       Executive Employment Agreement between Registrant and James M. Garrett.

                p
                  10(h)   *           Executive Employment Agreement between
                                      Registrant and James Robert Lewis, III.

                  10(i)   *           Executive Employment Agreement between
                                      Registrant and Jay N. Whipple, III.

                  27      *           Financial Data Schedule.

         ______________________

         *       Filed with this Report.
         **      The Registrant has requested that portions of this Exhibit be given confidential treatment.


         (B)     REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                 (i)      A Current Report on Form 8-K, dated as of January 15,
                          1996, was filed with the Securities and Exchange
                          Commission on January 16, 1996 (Items 5 and 7).

                 (ii)     A Current Report on Form 8-K, dated as of February
                          21, 1996, was filed with the Securities and Exchange
                          Commission on March 5, 1996 (Items 2 and 7).

                 (iii)    A Current Report on Form 8-K/A No. 1, dated as of
                          February 21, 1996, was filed with the Securities and Exchange Commission on April 23, 1996 (Items 2 and
                          7).

                 (iv)     A Current Report on Form 8-K, dated as of March 21,
                          1996, was filed with the Securities and Exchange
                          Commission on March 29, 1996 (Items 5 and 7).

                 (v)      A Current Report on Form 8-K, dated as of April 19,
                          1996, was filed with the Securities and Exchange
                          Commission on April 23, 1996 (Item 8).




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CHECKFREE CORPORATION



Date:  May 14, 1996                               By:   /s/ Peter J. Kight
                                                  ----------------------------
                                                  Peter J. Kight,
                                                  Chairman, President, and
                                                  Chief Executive Officer


Date:  May 14, 1996                               By:   /s/ Robert E. Bowers
                                                  ----------------------------
                                                  Robert E. Bowers, Executive
                                                  Vice President, Finance and
                                                  Administration and Chief
                                                  Financial Officer

                             CHECKFREE CORPORATION

                       FORM 10-Q FOR THE QUARTER ENDED
                                MARCH 31, 1996

                                 EXHIBIT INDEX

EXHIBIT                                        EXHIBIT                                                               EXHIBIT INDEX
NUMBER                                       DESCRIPTION                                                              PAGE NUMBER
- - -------                                      -----------                                                              -----------
  2(a)               Agreement and Plan of Merger, dated as of January 15, 1996, among the Registrant, Checkfree
                     Acquisition Corporation, and Servantis Systems Holdings, Inc.  (Reference is made to Exhibit
                     2 to the Current Report on Form 8-K, dated January 15, 1996, filed with the Securities and
                     Exchange Commission, and incorporated herein by reference.)

  2(b)               Agreement and Plan of Merger, dated as of March 21, 1996, among the Registrant, ISC
                     Acquisition Corporation, and Security APL, Inc.  (Reference is made to Exhibit 2 to the
                     Current Report on Form 8-K, dated March 21, 1996, filed with the Securities and Exchange
                     Commission, and incorporated herein by reference.)

  2(c)      *        Amendment to Agreement and Plan of Merger, dated as of April 30, 1996, among the Registrant,
                     ISC Acquisition Corporation, and Security APL, Inc.

 10(a)      *        10(a)  *Payment Services, Software Development and Marketing Agreement, dated as of February 27,
                     1996, between the Registrant and CyberCash.**

 10(b)      *        Termination of Voting Agreement, dated as of April 19, 1996, among Peter J. Kight, Mark A.
                     Johnson, Greylock Limited Partnership, Highland Capital Partners Limited Partnership and
                     Tribune Company.

 10(c)      *        Voting Agreement, dated as of April 19, 1996, among Peter J. Kight, Mark A. Johnson, and
                     Tribune Company.

 10(d)      *        Executive Employment Agreement between Registrant and Kenneth J. Benvenuto.

 10(e)      *        Executive Employment Agreement between Registrant and Robert E. Bowers.

 10(f)      *        Executive Employment Agreement between Registrant and Lynn D. Busing.

 10(g)      *        Executive Employment Agreement between Registrant and James M. Garrett.

 10(h)      *        Executive Employment Agreement between Registrant and James Robert Lewis, III.

 10(i)      *        Executive Employment Agreement between Registrant and Jay N. Whipple, III.


        27       *        Financial Data Schedule.

         _____________

         *       Filed with this Report.

         ** The Registrant has requested that portions of this Exhibit be given confidential treatment.
