Form 10-K405
period 1996-06-30
CHECKFREE CORP \DE\
filed 1996-09-27
CIK 949341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For The Transition Period From January 1, 1996 To June 30, 1996

                        Commission File Number: 0-26802

                             CHECKFREE CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                31-1013521
(State or other jurisdiction of  (I.R.S. Employer incorporation or organization)
       Identification No.)

                             8275 NORTH HIGH STREET
                              COLUMBUS, OHIO 43235
                    (Address of principal executive offices,
                              including zip code)

                                 (614) 825-3000
                        (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $533,246,523 on September 16, 1996.

         There were 41,696,870 shares of the Registrant's Common Stock outstanding on September 16, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

As used in this report, "Checkfree" is generally used to indicate Checkfree Corporation prior to its acquisition of Servantis Systems Holdings, Inc. on February 21, 1996 (the "Servantis Acquisition") and prior to its acquisition of Security APL, Inc. on May 9, 1996 (the "Security APL Acquisition") (the Servantis Acquisition and the Security APL Acquisition are collectively referred to as the "Acquisitions"). "Servantis" is generally used to indicate Servantis Systems Holdings, Inc. prior to its acquisition by Checkfree, "Security APL" is generally used to indicate Security APL, Inc. prior to its acquisition by Checkfree, and the term the "Company" is used to indicate the combined company following the Acquisitions. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business -- Business Risks."

     Checkfree Corporation (the "Company") is a leading provider of electronic commerce services, financial application software and related products for financial institutions and businesses and their customers. The Company services over 700,000 consumers, 1,000 businesses and approximately 850 financial institutions (including the 500 largest banks in the United States). The Company has also signed agreements with over 140 banks to provide electronic home banking services for the customers of those banks. To maximize the efficiency and effectiveness of its product development and distribution strategies, the Company has established several strategic alliances with companies such as Automatic Data Processing, Inc. ("ADP"), AT&T Corporation ("AT&T"), Alltell Information Services, Inc. ("Alltell"), Block Financial Corporation ("Block Financial"), Computer Services, Inc., CyberCash, Inc. ("CyberCash"), Money Access Service, Inc. a wholly owned subsidiary of Electronic Payment Services, Inc. ("EPS/MAC"), Electronic Data Systems Corporation ("EDS"), First Commerce Technologies, Inc. ("First Commerce Technologies"), Fiserv, Inc. ("Fiserv"), FiTech, Inc. ("FiTech"), Five Paces, Inc. ("Five Paces"), Florida Informanagement Services, Inc. ("Florida Informanagement Services"), Home Financial Network, Internet Browser Software Companies, Premiere Communications, Inc. ("Premiere"), Spyglass, Inc. ("Spyglass"), and SPRY, Inc. ("Spry") (an affiliate of CompuServe, Incorporated ("CompuServe")).

     The Acquisitions further Checkfree's strategy of providing an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial institutions and businesses and their customers. Servantis' experience as a provider of electronic commerce and financial applications software and services to financial institutions substantially enhances the Company's presence in the financial institutions market of the electronic commerce segment. Security APL's experience as a vendor of portfolio management and software services to institutional investment managers and investment services to consumers enhances the Company's presence in the consumer and financial institutions market of the electronic commerce industry. The integration of Checkfree's electronic transaction processing and remote delivery technology with Servantis' software products and market presence and Security APL's portfolio management and software services has created a single vendor of electronic commerce services and related products to an expanded customer base of financial institutions and businesses and their customers.

     Prior to the Servantis Acquisition, the Company operated its business in one business segment, the electronic commerce segment. With the Servantis Acquisition, the Company added financial application software as a second business segment. The electronic commerce segment includes electronic home banking, electronic bill payment, automatic accounts receivable collection, electronic accounts payable processing, investment portfolio management services and investment trading and reporting services. These services are primarily directed to financial institutions and businesses and their customers. The financial application software segment includes end-to-end software products for Automated Clearing House ("ACH") processing, account reconciliation, wire transfer, mortgage loan origination and servicing, lease accounting and debt recovery. These products and services are primarily directed to financial institutions and large corporations.

     The Company was incorporated in Ohio in 1981 and reincorporated in Delaware in 1986. The Company has ten direct and indirect wholly owned subsidiaries: Servantis Systems Holdings, Inc., a Delaware corporation; Servantis Systems, Inc., a Georgia corporation; Servantis Services, Inc., a Georgia corporation; Checkfree Software Solutions, Inc., a Delaware corporation; Security APL, Inc., an Illinois corporation; Bow Tie Systems, Inc., an Illinois corporation; Checkfree Acquisition Corporation II, a Delaware corporation; Interactive Solutions Corporation, an Oregon corporation; Checkfree Investment Corporation, a Delaware corporation; and RCM Systems, Inc., a Wisconsin corporation. The Company's principal executive offices are located at 8275 North High Street, Columbus, Ohio 43235 and its telephone number is (614) 825-3000. The Company's Internet address is http://www.checkfree.com.

     THE SERVANTIS ACQUISITION AND SERVANTIS

     On February 21, 1996, Checkfree acquired Servantis for approximately $165.1 million, consisting of the issuance of 5.7 million shares of the Company's Common Stock valued at $20.00 per share and $42.5 million in cash to repay Servantis' long-term debt, in addition to the assumption of $38.3 million of liabilities. Founded in 1971, Servantis is a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions (including the 500 largest banks and over 350 mortgage institutions in the United States). Servantis designs, markets, licenses and supports software products for electronic corporate banking, home banking, financial lending, regulatory compliance and document imaging. In addition, Servantis offers software consulting and remote processing services.

     THE SECURITY APL ACQUISITION AND SECURITY APL

     On May 9, 1996, Checkfree acquired Security APL for approximately $53.3 million, consisting of the issuance of 2.8 million shares of the Company's Common Stock valued at $18.50 per share, and the assumption of $5.5 million of liabilities. Security APL is a leading vendor of portfolio management and software services for institutional investment managers. Security APL has been developing and providing advanced investment analysis systems since it was founded in 1978. Security APL believes that it is the only full-service provider of fully-integrated portfolio management, performance measurement, trading and reporting systems for the investment manager. Security APL's clients include money management firms, bank trust departments, insurance companies and brokerage houses. Security APL added an additional investment information service by establishing its Portfolio Accounting World Wide ("PAWWS") division in August 1994. The PAWWS world-wide web site offers individuals some of the same tools professional money managers have to gather the information they need to make their investment decisions to enter trades and to monitor the status of their investments. Some of the services available through PAWWS include portfolio accounting and allocation, research information provided by various data suppliers, free stock quotes, stock host lists and brokerage services. Currently, Security APL monitors more than 300,000 portfolios for approximately 1,500 portfolio managers at over 150 firms.

     POST-ACQUISITIONS STRATEGY

     The Acquisitions further Checkfree's strategy of providing an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial institutions, businesses and their customers. The integration of Checkfree's electronic transaction processing and remote delivery technology with Servantis' software products and market presence and Security APL's portfolio management, investment, and software services has created a single vendor of electronic commerce services and related products to an expanded customer base of financial institutions and businesses and their customers. The components of the Company's strategy are to:

     Offer an Expanding Range of Convenient, Easily Accessible, Secure and Cost-Effective Services Through Multiple Delivery Channels. By integrating Checkfree's ability to pay any bill from any checking account at any financial institution in the United States with Servantis' capability as an electronic commerce software provider and bank service organization, the Company intends to enhance and expand its range of financial institutions and business electronic commerce services. These services enable customers to execute electronic commerce transactions through multiple delivery channels including personal computers, telephones and the Internet.

     Pursue Additional Strategic Alliances to Leverage Partners' Capabilities. Continuing Checkfree's strategy, the Company will pursue strategic alliances with companies that have maximum penetration and leading reputations for quality with the Company's target customers. Through these alliances, the Company expects to integrate its own expertise with its partners' capabilities.

     Expand Sales Efforts Through Multiple Distribution Channels. The Company intends to maximize its distribution efforts through strategic alliances with market-leading companies through the Company's direct sales force, and to a lessor extent through direct marketing campaigns. In addition, the Company is utilizing the Internet as a distribution channel by making certain of its services and related products available for downloading from the Company's and third-party web sites.

     Leverage Customers and Alliances Across Markets. The Company's efforts in each target market are designed to increase its successor opportunities in its other markets. The products and customer base of Servantis substantially increase the Company's offerings to financial institutions, which the Company expects will enhance its opportunity to expand its electronic commerce services to businesses and ultimately to the end, customer users.

     Expand Customer Care and Technical Support. The Company supports and services its customers through numerous activities, including annual user group meetings and customer satisfaction surveys, technical and non-technical support (provided by help desk, e-mail, facsimile and bulletin board), service implementation and training. The Company believes that providing superior quality and accessible and reliable customer care is essential to establishing and maintaining successful relationships with its customers.

ELECTRONIC COMMERCE MARKET OPPORTUNITY

     INTRODUCTION

     Over the last decade, electronic execution of financial transactions has increased substantially. Increased use of credit cards, automated teller machines ("ATMs"), electronic funds transfer and direct payroll deposit have automated, simplified and reduced the costs of financial transactions for financial institutions and businesses and their customers.

     CONTINUED USE OF PAPER CHECKS

     Despite these benefits, a substantial portion of financial transactions in the U.S. are still executed by check. In 1995, approximately 57% of the total dollar volume of consumer payments was made using checks (30.0 billion transactions with a dollar volume of $2.1 trillion). Approximately 20% of the total consumer payment dollar volume was made electronically, with credit card transactions accounting for substantially all of these payments. According to the Federal Reserve Bank of Boston, the printing, mailing and delivery of more than 64 billion checks each year costs the equivalent of approximately 0.5% of the U.S. Gross Domestic Product. Checks impose significant costs on financial institutions and businesses and their customers. Time costs include the writing, mailing, recording and processing of checks. Financial costs include postage, processing costs and costs associated with the "float" created between the time checks are written and cleared. Due to the limited penetration of electronic commerce to date, many financial institutions and businesses and their customers currently engage in a combination of electronically executed and check-based financial transactions. This combination has increased the difficulty, particularly for individual consumers, of tracking payments, withdrawals and deposits, and of managing their financial affairs. As an indicator, industry sources estimate that approximately 75% of checking account holders in the U.S. do not balance their checkbook registers on a regular basis.

     GROWTH TRENDS IN ELECTRONIC COMMERCE

     Notwithstanding the current predominant usage of checks, there are a number of current trends that are driving increasing acceptance of electronic commerce in the U.S.:

          o Increase in Electronic Financial Transactions. Over the last decade, electronic execution of financial transactions has increased substantially. Increased use of credit cards, ATMs, electronic funds transfer and direct payroll deposit have automated, simplified and reduced the costs of financial transactions for consumers, businesses and financial institutions. In 1994, it is estimated that 20 billion electronic transactions were processed in the U.S. and it is estimated that electronic transactions will grow at a rate of 19% each year to 58 billion by the year 2000. Industry estimates suggest that consumer retail on-line purchases will grow significantly for the rest of the decade, from $240 million in 1994 to an estimated $6.9 billion in the year 2000.

          o Continuing Penetration of Personal Computers and Modems into U.S. Households. As of December 31, 1995, an estimated 37.4 million U.S. households, or 39% of U.S. households overall, had personal computers and approximately 21.1 million of these computers were equipped with a modem. The number of modem-equipped personal computers is expected to grow at a compound annual rate of approximately 26% to 33.6 million by the end of 1997.

          o Rapid Growth in On-line Interactive Services, Particularly in the Internet. As of December 31, 1995, an estimated 6.2 million households in the U.S. subscribed to on-line interactive services such as CompuServe, Prodigy and America Online. This number is expected to increase to 8 million by year-end 1996. In addition, AT&T and Microsoft Corporation ("Microsoft") have announced that they will enter the on-line service market. The number of households subscribing to commercial on-line services is expected to grow at a compound annual rate of approximately 36% to 17.7 million from 1994 through 1998. Additionally, there are currently over 30 million users of the Internet. Industry analysts expect this figure to grow to 120 million by the end of 1998.

          o        Growth in Small Business Use of Personal Computers.
                   According to a 1990 U.S. Commerce Department Report, there are over 6.8 million businesses with fewer than 10 employees in the United States. An increasing proportion of small businesses are using personal computers as part of their operations. According to a U.S. Census Bureau survey, personal computer penetration in the small business market has risen from 40% in 1989 to 64% in 1994.

          o        Continuing Automation of Financial Institutions' Operations.
                   Financial institutions are facing increasing competition as a result of banking deregulation and technological innovation. The competition is not only from within the financial institution industry, but also from new competitors in related industries, such as insurance companies and mutual funds. The Company believes that in an increasingly competitive environment, financial institutions will seek opportunities to automate their operations by providing electronic banking, electronic bill payment and automated portfolio services to their customers. These services, the Company believes, will enable financial institutions to reduce costs, generate fee-based income and strengthen their customer relationships.

     CONCLUSION

     The Company believes there is a significant opportunity to expand the market for electronic commerce among financial institutions and businesses and their customers. Paper transactions impose significant costs that can be reduced through electronic execution. The continuing penetration of personal computers and modems into U.S. households, along with the rapid growth in on-line interactive services, are providing the technical infrastructure required to accelerate the acceptance of electronic commerce. In addition, the Company believes the key requirements that must be addressed to increase acceptance of electronic commerce applications include: (i) maintenance of industry-wide quality levels for security, accuracy, reliability and convenience; (ii) reduction in transaction processing costs; (iii) application of easy-to-use interfaces; and (iv) development of seamless integration with the existing financial infrastructure and existing relationships among all parties to a financial transaction. As a result, the Company believes that the opportunity exists to provide an integrated set of electronic services that further automate financial transactions for financial institutions and businesses and their customers.

PRODUCTS, SERVICES AND COMPETITION

     ELECTRONIC COMMERCE SEGMENT

     The Company's electronic commerce services and related products are targeted to financial institutions, businesses and their customers. To ensure the security of all the electronic commerce transactions that the Company processes, the Company utilizes a combination of measures, including various proprietary security technologies and existing industry security standards such as RSA encryption and multiple authorization and authentication technologies. The Company is currently developing new electronic commerce services and enhancing its existing services for each of its target markets.

     Retail Services. The Company designs and develops private label payment and home banking services and related products for financial institutions, which in turn offer electronic payment and home banking services to their customers. These services, now marketed under the brand name "Bank Street," are tailored to each financial institution's specifications and can include a variety of services and related products including: customer delivery systems (including personal computer desktop software, the Internet or telephone based voice recognition units ("VRU") systems); electronic transaction processing; ATM-like banking transactions such as balance inquiries and fund transfers; customer service; customer billing and marketing. The Company believes that its services offer significant benefits to financial institutions, including lower transactions processing costs, additional fee income, potential new customers, and attractive additional services to offer existing customers.

     Revenues are generated through contracts that the Company signs with individual financial institutions. The Company typically negotiates with the institution an implementation fee, a base fee per customer account on the service provided by the Company plus a variable per transaction fee which decreases based on the volume of transactions. Contracts typically have three year terms and generally provide for minimum fees if certain transaction volumes are not met. The Company utilizes direct sales and strategic alliances to market to financial institutions and has the ability to customize services for each institution.

     The Company has contracts with more than 140 financial institutions through which electronic payment and home banking services designed by the Company are provided to customers of the financial institutions. Some of the financial institutions served by the Company include: Bank One, Crestar, Chemical Bank, Merrill Lynch, Signet Bank, Wells Fargo, and USAA Federal Savings Bank.

     The Company's bill payment services are also included in certain personal financial software products, such as Managing Your Money, Money and Quicken. The Company pays a royalty or acquisition fee to these distribution partners.

     The Company's bill payment services enable financial institution customers and direct consumer subscribers to pay bills electronically using a variety of devices such as personal computers and touch-tone telephones. Bills paid by consumers using the Company's bill payment services typically include payments such as credit card statements, monthly mortgage payments and utility bills. Consumers can use the Company to make any payments from any checking account at any financial institution in the United States. Recurring bills such as mortgages can be paid automatically and scheduled in advance for an indefinite period of time, as specified by the user. As of June 30, 1996, the Company had approximately 729,000 consumers using bill payment and/or home banking services.

     The Company continually expands its services to accommodate consumer demand. As an introduction to the benefits of electronic financial transactions, the Company has developed services and related products for consumers who want a simple, easy-to-use electronic bill payment service with limited record keeping capability. For consumers with advanced service requirements, the Company is developing services which provide more extensive financial management capabilities.

     Through 1995, Quicken had been the largest source of new consumer customers for the Company. Users of Quicken accounted for approximately 11% of the Company's revenues for transition fiscal 1996. In the latter months of 1995, Intuit, Inc. ("Intuit") began to offer on-line home banking and financial services through Intuit Services Corporation ("ISC"), a direct competitor of the Company. This offering began with the October 1995 release of Quicken for Windows 5.0 and was the first time that Quicken users were offered these services through ISC. Currently, the Company is not mentioned as a provider of bill payment services in the manual or on-screen version of the latest Quicken release, for Windows, however, the Company's bill payment service may be accessed as a bill payment option if the user requests such services from the Company or Intuit. The Company remains the primary bill payment option for the current Macintosh and all earlier Windows versions of Quicken. In September 1996, the Company and Intuit signed a definitive agreement whereby the Company would acquire ISC. Under the ISC merger agreement, the Company will be the exclusive provider of bill payment and home-banking services for Quicken through October 1997. After October 1997, the Company will compete with other bill payment and home banking service providers under Intuit's open protocols.

     PAWWS, founded as a division of Security APL in August of 1994, provides customized solutions for financial service providers to offer to their customers through the Internet fully integrated, on-line trading, portfolio accounting, quotes, news services, research and fundamental data. The Company believes the PAWWS service offers significant benefits to financial institutions, including lower costs by using the Internet, additional fee income, potential new customers and attractive additional services to offer to existing customers.

     PAWWS, located at http://pawws.com, consists of a cost basis tax lot accounting tool that allows financial institution customers to keep track of the investments they own, and provides the customers with enough information to make informed decisions about generating gains or losses from their portfolios when required. PAWWS also provides a seamless connection to electronic brokerage via various order entry screens. The PAWWS system also allows for the integration of the third party information (e.g,. research reports, financial news, fundamental data, etc). The Company intends to private label PAWWS as a part of Web sites for financial institutions.

     Business Services. The Company provides businesses with a variety of services including automatic accounts receivable collection, electronic accounts payable processing, credit risk management, database management and fraud protection services.

     The Company provides automatic accounts receivable collections for businesses in the on-line interactive services, Internet access, health and fitness and various other industries, enabling these businesses to collect monthly membership or access fees through links to the customer's credit card or bank account. Services are typically provided under exclusive contracts for three years with automatic renewals. For providing collection services, businesses pay the Company implementation fees, transaction fees and credit card discount fees.

     The Company is the leading provider of automatic accounts receivable collections for on-line interactive services and Internet access providers. Some of the Company's clients include: AT&T Interchange, CompuServe, NETCOM On-Line Communication Services, Inc., Optigon Interactive of Planet Optigon, Inc., The Pipeline Network, Inc., Prodigy Services Company and Spry. In servicing these business customers, the Company processes electronic transactions for approximately four million of their on-line consumer subscribers. The Company also collects monthly membership fees for over 725 health and fitness centers in the United States, including Town Sports International. The Company provides automatic accounts receivable collections for Cellular Atlantic, Cellular One Ohio-Michigan, Century Cellular, MobileMedia Communications, Sky-Tel and Bell South Mobility in the wireless communications industry and for several utilities.

     The Company has an agreement with CompuServe to collect monthly subscription fees from CompuServe's on-line interactive subscribers. The agreement renews automatically for three-year terms unless either party gives notice of intent not to renew at least 60 days before the end of the term. The Company and CompuServe renewed a three year agreement in June 1995. The June 1995 renewal permits CompuServe to enter into an agreement with another payment processor during the three year renewal term, provided that CompuServe has given the Company reasonable opportunity to bid on retaining CompuServe's payment collection business and pays the Company a termination fee if the Company's services are not retained. In June 1995, the Company substantially reduced its prices to CompuServe based on an increased volume of transactions attributable to its business. During fiscal 1993, 1994, and 1995, the Company derived approximately 10%, 11%, and 13%, respectively, of its revenues from CompuServe. During the six months ended June 30, 1996, CompuServe accounted for less than 10% of the Company's revenues. Although the Company believes its relationship with CompuServe is positive, there can be no assurance that CompuServe will continue its business relationship with the Company upon expiration or early termination of the agreement, that CompuServe will maintain its number of subscribers at historical levels, or that the Company will realize revenues from CompuServe at the levels it has in the past. Loss of the relationship with CompuServe or a reduction of revenues from CompuServe will have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Business Risks (Dependence on CompuServe)" and Note 16 to Consolidated Financial Statements.

     Portfolio Services. Through the Company's PORTVUE product, the Company offers portfolio accounting and performance measurement to investment advisors, brokerage firms, banks and insurance companies. Through PORTVUE, clients are able to leverage their systems and streamline their operations. The Company designs custom solutions with clients, allowing investment managers the kind of functionality that dramatically increases productivity. PORTVUE offers a full-range of Portfolio Management System solutions, including data conversion, personnel training, trading system, graphical client reporting, performance measurement, technical network support, interface setup and DTC processing.

     Competition. Portions of the electronic commerce market are becoming increasingly competitive. The Company faces significant competition in all of its customer markets. In the financial institutions market, the Company's competitors include Visa Interactive and ISC. A number of banks have developed, and others may in the future develop, home banking services in-house. Additionally, Microsoft has announced its own alliances with financial institutions to offer on-line home banking and financial services to consumers. Competition for PAWWS includes clearing firms, such as the Pershing Division of Donaldson, Lufkin and Jenrette, which have announced that they will be offering Internet solutions to their correspondents. Also, some firms have decided to build their own transaction-based Web site instead of outsourcing to a third party. Currently, the Company is not aware of other outsourcing solutions for an Internet brokerage and portfolio accounting solution. In the business market, the Company competes with credit card and ACH processors. The Federal Reserve's ACH is the national payment clearance system through which any bank can effect debit transactions to any authorized consumer checking account. There are numerous competitors in the business market for credit card processing, including First USA, Inc., NaBanco and Card Establishment Services (divisions of First Data Corporation), and National Processing Company (a division of National City Bank). The Company also faces competition in ACH processing from numerous banks. Competition for Portfolio services includes two main segments. First are the providers of portfolio accounting software, including Advent Software, PORTIA, a division of Thomson Financial and Shaw Data, a SunGard Company. The primary service bureau competitor is Shaw Data, a SunGard Company.

     FINANCIAL APPLICATION SOFTWARE SEGMENT

     The Company is a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions. The Company designs, markets, licenses and supports software products for electronic corporate banking, financial lending, regulatory compliance and document imaging. In addition, the Company offers software consulting and remote processing services.

     The Company's financial application software revenues are derived primarily from the sale of software licenses and software maintenance fees. Software is sold under perpetual licenses, and maintenance fees are received through renewable agreements. The Company also derives revenues from project consulting services and from remote transaction processing fees.

     Software products licensed by the Company provide systems that range from back office operations to front-end interface with the clients of the Company's customers. Applications include electronic funds transfer, electronic wholesale banking, reconciliation, mortgage loan automation, and imaging technologies, among others.

     The Company's software products are sold under individual brand names. Its most significant products include:

  BRAND NAME                 FUNCTION                                          CUSTOMERS
PEP+                Automated Clearing House processing           Businesses and financial institutions
LSAMS               Mortgage setup and file maintenance           Mortgage lenders
ACCESS/INFOVUE      Corporate remote banking software             Businesses and financial institutions
LANPATH             Document management system                    Businesses and financial institutions
SBA                 Safe box accounting                           Financial businesses
ARP/QMS             Bank controlled account reconciliation        Businesses and financial institutions
RECON+              Corporate account reconciliation              Businesses and financial institutions


     Electronic Funds Transfer. The ACH network was developed in the 1970s to permit the electronic transfer of funds and thus curtail the growth in the number of paper checks in circulation. The ACH network acts as the clearing facility for routing electronic funds transfer entries between financial institutions. All ACH transfers are handled in a standard format established through the National Automated Clearing House Association ("NACHA"). More than 15,000 financial institutions participate in the ACH system. There are 31 ACH's, which geographically coincide with the 12 Federal Reserve Banks, their branches and processing centers. The Company's electronic funds transfer products are inter-related and may be used by either businesses or financial institutions depending on the services they offer their customers and employees.

     The Company developed the most widely used, comprehensive ACH processing system in the United States, the Paperless Entry Processing System Plus ("PEP+"). PEP+ is an on-line, real-time system providing an operational interface for originating and receiving electronic payments through the ACH. The Company continues to support the Paperless Entry Processing System ("PEP"), which was the predecessor to PEP+.

     The Company offers a number of products which support the PEP+ and PEP systems. The Corporate Automated Payment System ("CAPS"), which is licensed to corporations, serves as an electronic bridge between corporations' in-house accounting systems software and the ACH Network. CAPS handles both debit and credit transactions for automated collection or disbursement applications.

     Another product of the Company, the MicroACH System, allows financial institutions to provide their corporate customers more direct access to the ACH network. The Company licenses MicroACH to financial institutions who then distribute MicroACH to their corporate customers. The corporation's component, MicroACH, automatically initiates and electronically sends ACH transactions, allowing corporations greater flexibility in cash flow management and funds transfer. The bank's component, MicroACH File Receiver, collects transactions from MicroACH and then uploads these transactions to a host ACH system, such as PEP or PEP+. MicroACH operates on a PC platform and has approximately 100 bank users.

     The Company also offers Financial Electronic Data Interchange ("FEDI") in response to the growing need for banks and corporations to be able to handle electronic data interchange ("EDI") data for financial transactions. The purpose of FEDI is to allow corporations and banks already using EDI translators to electronically process business documents and make payment transfers electronically. The FEDI system can run as a stand-alone product as well as in conjunction with the Company's PEP+ and CAPS systems.

     The Company entered the wire transfer business in 1990 with WireNet, a PC/LAN-based wire transfer system. The Company is currently developing WireNext, a wire transfer system built to take advantage of client-server architecture.

     Electronic Wholesale Banking. The Company's wholesale banking software systems electronically link banks and their corporate customers, permitting banks to reduce transaction costs. The centerpiece of this product line is the Company's ACCESS and InfoVue products, which provide an electronic link and graphical user interface through which a bank's corporate customers can receive bank account information and can initiate banking transactions. ACCESS operates on the bank's system while InfoVue is a Microsoft Windows-based system located at the offices of the bank's corporate customers and is used by its customers to interface with the ACCESS system. Banks can also use the systems as a global gateway linking their branches and providing international cash management services to their customers worldwide. Through the Company's electronic banking systems, corporate customers can obtain previous and intraday account information; initiate stop payments, account transfers and wire transfers; create payroll and tax payments; receive lockbox, controlled disbursements and statement reports; and communicate with the bank via E-mail messages.

     Reconciliation. The Company's reconciliation products provide U.S. banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. These systems are often tailored so that banks and multi-bank holding companies may deliver reconciliation services meeting the specific needs of corporate customers. Those reconciliation products are also designed for non-banking corporations that perform account reconciliation in-house as well as companies with many branch locations. Some of the services the Company's reconciliation products provide are automated deposit verification, consolidated bank account reconciliations and cash mobilization, immediate and accurate funds availability data and improved cash control.

     The Company's Account Reconciliation Package ("ARP"), is one of the most widely used account reconciliation systems in the U.S. banking industry. The ARP/Service Management System ("ARP/SMS"), developed in 1995 to replace and augment the existing ARP package, is a fully integrated on-line and real time system that immediately processes a bank's adjustment, addition, balancing and control requests. It can provide a bank with electronic detail of all finance transactions, account history and specific ongoing credit risk information with respect to its customers. ARP/SMS also groups accounts across banks within bank holding companies and allows banks to streamline their operations by reconciling their intra-bank transactions. ARP/Quality Management System ("ARP/QMS"), a companion system to ARP/SMS, helps banks control account reconciliation operations. ARP/PC is a PC-based checking account reconciliation program designed for banks and corporations performing lower-volume account reconciliations.

     In 1995, the Company introduced RECON-Plus for Windows a client/server based "horizontal" reconciliation system. RECON-Plus for Windows is most frequently used for internal reconciliation by large businesses, financial service firms and utilities, including the reconciliation of debit and credit card transactions, checks, ATM transactions, ACH transfers and securities transactions.

     Mortgage Loan Automation. The Company offers a number of products for originators and servicers of mortgage loans, as well as products designed to help secondary-market investors manage mortgage loan portfolios. In 1987, the Company entered the mortgage industry as a software and services provider with a loan origination product acquired from Software Concepts, Inc. The Company built upon those products through the acquisition of a group of mortgage origination and mortgage portfolio management products from Fannie Mae Software Systems, a division of the Federal National Mortgage Corporation, in 1989. Subsequent acquisitions of Traeger and Associates, and MLN Enterprises, as well as the mortgage software division of Dyatron, Inc., have continued to provide additional products for the Company in this area.

     The Company's primary product for mortgage loan originators is The Mortgage Originator, which provides mortgage lenders and originators pre-qualification information, access to the most recent product pricing, immediate interest rate lock-ins, imaging capabilities, laser printing and comprehensive reporting at every phase of the loan origination process. The Mortgage Originator runs on mainframe, mid-range and PC platforms.

     The Company offers mortgage originators and lenders FORUM, to manage portfolios of originated loans for secondary market sales. This client/server-based system is designed to either stand alone or to complement The Mortgage Originator, and helps manage mortgage loan pipelines and commitments to buy and sell loans.

     The Company also offers a range of products designed for efficient servicing of mortgage loans. The Loan Servicing, Accounting and Management System ("LSAMS") offer loan setups and file maintenance, complete payment processing capabilities, escrow disbursement and management features, delinquency management, escrow analysis and customer service for mid-range and mainframe platforms. The Problem Loan Series, a series of four software systems designed to run on PCs, is designed to automate all functions and responsibilities associated with bankruptcy and foreclosure proceedings. The Problem Loan Series interfaces with the other servicing products offered by the Company as well as other industry products.

     In addition, the Company offers mortgage lenders The Construction Lender, a project management software application which provides complete loan portfolio control and offers capabilities particular to construction loans that standard loan systems do not offer. The Construction Lender runs on a PC platform. The system was recently enhanced to provide project inspectors with the capability of reporting their inspections through a portable hand-held unit. The inspection information is then electronically transmitted into the base system, allowing the lender faster turnaround and greatly reducing the chance of error.

     Imaging Technologies. The Company offers products and services in two areas of document management: Computer Output to Laser Disk (COLD) and source document processing.

     LANPATH Report Manager automates report data downloaded from a mainframe or any other computer. The software processes and indexes the reports, then compresses and stores them permanently on optical disks. Optional modules are available to automatically transfer report data to other PC programs, publish reports on CD-ROMs or access reports through other networks. The Company is an integrator of several document imaging systems and provides systems that control the scanning, indexing and storage of source document images on optical disk.

     Lease Accounting. The Company offers two lease accounting products that are designed to provide accounting systems for vehicle and equipment lessors. The Automated Lease Accounting System ("ALAS") is a comprehensive, IBM mainframe, real-time, on-line lease accounting system for larger, multiple lessors such as the vehicle and equipment leasing departments of banks, independent leasing companies, and corporations with captive leasing subsidiaries. LeasTrac 2000 is a comprehensive lease accounting system for equipment and vehicle lessors based on a client/server architecture designed to provide quicker access and more customized functionality to manage databases. LeasTrac 2000 uses a Microsoft Windows client with a choice of Windows/NT or UNIX Server.

     Check Processing. The Company markets and supports a line of software products used by banks to sort and process checks. This software is designed to work in conjunction with IBM 389X Check Sorters in the IBM CPCS and DOSCHECK mainframe environment. The Company also provides EPOCH (Electronic Presentment of Checks) which speeds up check settlements by allowing the electronic presentment of checks in advance of the paper exchange. Servantis cooperates closely with IBM in the development, servicing and marketing of each company's check processing products and services. In addition to its software products, the Company also offers consulting, modifications and training services to financial institutions.

     Safe Box Accounting. The Company's primary safe box accounting product, Safe Box Accounting ("SBA") allows financial institutions to maximize fee income in safe deposit box operations through recordkeeping and invoice automation. License fees and maintenance fees are based on the number of safe deposit boxes a bank has. As a dominant player in this saturated market (over 130 financial institutions use SBA), the Company hopes to expand the market through its 1995 introduction of Vault. The Company markets Vault, a client/server product, to smaller institutions who do not have access to mainframe computers as well as large institutions who use client/server technology.

     Securities Recordkeeping. The Company offers software and services to corporations for tracking their stockholders and bond holders and to banks that offer security holder, transfer agent and paying agent services. The Comprehensive Securities System ("CSSII") is a shareholder information and accounting system designed to meet the recordkeeping, securities transfer and related requirements of publicly-held corporations and utilities. While CSSII is designed for use on IBM mainframe systems, Fastock PC, a software product offering, is the first comprehensive shareholder information and account system for personal computers. In August 1996, the Company announced that it had entered into an agreement for the sale of certain CSSII assets to Shareholder Systems Acquisition Inc., a wholly owned subsidiary of SunGard Data Systems, Inc.

     Regulatory Compliance. The Company's regulatory compliance products assist banks and corporations to comply with a number of federal and state statutes and regulations by tracking regulatory changes and by enabling them to report to federal and state agencies through magnetic and electronic media. The Information Reporting System
                                      -11-

("IRS") gives organizations complete, centralized, and automated control over all of their Form 1099 reporting requirements. The Large Cash Reporting System ("LCR") automates financial institutions' ongoing compliance with the Bank Secrecy Act and the Anti-Drug Abuse Act of 1988 and the regulations promulgated thereunder. The Retirement Reporting System ("RRS") processes customer retirement plans, as well as corporate pension and profit sharing plans. The Abandoned Property and Escheatment Compliance System ("APECS") maintains compliance and automates the management, tracking, and reporting of unclaimed property to the appropriate governmental agencies.

     Recovery Management. The Recovery Management System ("RMS") automates the processes required to legally recover debts that have been written off. Although credit card issuers have been the traditional clients for RMS, utilities, leasing companies, and lawyers involved in the debt recovery process are target markets for RMS sales. The product is also available for use on an IBM Mainframe, IBM AS/400 as well as UNIX platforms.

     Licenses. The Company generally grants non-exclusive, non-transferable perpetual licenses to use its application software at a single site. The Company's standard license agreements contain provisions designed to prevent disclosure and unauthorized use of its software. License fees vary according to a number of factors, including the services to be provided by the Company. Multiple site licenses are available for an additional fee. In its license agreements, the Company generally warrants that its products will function in accordance with the specifications set forth in its product documentation. A significant portion of the license fee payable under the Company's standard license agreement is payable upon the delivery of the product documentation and software to the customer, with the balance of the license fee due upon installation. The standard license fee for most products covers the installation of the Company's software and maintenance for the first three to twelve months.

     Installation, Maintenance, and Support. Maintenance includes certain enhancements to the software. Customers who obtain maintenance generally retain maintenance service from year to year. To complement customer support, the Company and many of its customers frequently participate in user groups. These groups exchange ideas and techniques for using the Company's products and provide a forum for customers to make suggestions for product acquisition, development and enhancement.

     Competition. The computer application software industry is highly competitive. In the financial applications software market, the Company competes directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. Management believes there is at least one direct competitor for most of its software products. However, no competitor of the Company competes with it in all software product areas.

     The Company's product lines also face competition from one or more competitors which include Fiserv, FiTech, EDS, Alltel Financial Information Services, Inc. ("Alltel"), Computer Power, Inc. ("CPI"), Associated Software Consultants, Inc. ("ASC") and Gallagher Financial Systems, Inc. ("GFS") in products offered to the mortgage services industry; the Company's Imaging/COLD product lines compete with the products of several companies, including IBM, Optika, IIC and Computron. The Company competes in the recovery and collection business with First Data Corporation, Rothenberg and Computer Associates among others. Finally, the Company's products face competition in the securities software and service sector principally from SunGard Data Systems, Inc. ("SunGard"), National Computer Systems, Inc. ("NCS"), Integrated Software Solutions ("ISS") and numerous in-house bank and transfer agency service centers.

     Management believes that the major factors affecting customer decisions in its market, in addition to price, are product availability, flexibility, the comprehensiveness of offered products, and the availability and quality of product maintenance, customer support and training. The Company's ability to compete successfully also requires that it continue to develop and maintain software products and respond to regulatory change and technological advances. Management believes that it currently competes favorably in the marketplace with respect to these criteria. See "Business -- Risk Factors (Intense Competition)."

STRATEGIC ALLIANCES

     A principal element of the Company's strategy is the creation and maintenance of strategic alliances that maximize access to potential customers for the Company's electronic commerce services and related products. The

Company believes that these partnerships enable the Company to offer its services and related products to a larger customer base than can be reached through stand-alone marketing efforts. The Company seeks strategic alliance partners which have maximum penetration and leading reputations for quality with the Company's target customers. To date, the Company has entered into or is negotiating strategic alliances with several companies, including those listed below:

          o ADP. In August 1995, the Company entered into a strategic alliance agreement with ADP that will provide a new full electronic commerce offering of ADP's Business Express cash management software and the Company's Electronic Cash Disbursement ("ECD") services on an exclusive basis to businesses. The Company's ECD services, introduced in August 1996, feature expanded payment and information capabilities targeted to businesses, including invoice numbers, multiple disbursement accounts, discount and adjustment data, and full descriptive information common to accounts payable disbursement. Business customers will pay a monthly subscription fee plus a per transaction fee for access to their bank accounts and for electronic payment processing. ADP is expected to market the system directly through banks with the support of its 1,500 person sales force to its over 200,000 business customers. Pursuant to their agreement, the Company and ADP will jointly share in all revenues and expenses, including royalties paid to commercial accounting software publishers, related to the full electronic commerce offering. The term of the strategic alliance with ADP is five years, except that either ADP or the Company may terminate the alliance if the other party is acquired by a direct competitor of the terminating party, and either ADP or the Company may terminate the agreement upon six months' notice, in which event the non-terminating party is granted a perpetual, non-exclusive license to the terminating party's software technology and retains exclusive rights to distribution and customer agreements entered into under the strategic alliance.

          o AT&T. In April 1995, the Company entered into a strategic alliance with AT&T through which AT&T will offer the Company's consumer electronic payment services to targeted segments of its consumer franchise under the AT&T CheckFree Service brand name. Under the agreement, AT&T has agreed to use commercially reasonable efforts to market the service to potential customers. The AT&T CheckFree Service is currently available through personal computers. AT&T receives a royalty based on the recurring subscription fees paid by consumers who sign up for the AT&T CheckFree Service. The term of the alliance is three years with provisions for at least three annual renewals, except that AT&T may terminate the agreement if certain telecommunication companies acquire a significant ownership in the Company, as defined in the agreement.

          o Alltel. Under an amended product Marketing and Licensing Agreement, originally dated November 1995, Alltel may offer the home banking and bill payment services of the Company to client organizations for which it provides remote core application processing services or for which it provides data processing facilities management services.

          o Block Financial. In October 1995, the Company entered into a three-year agreement with Block Financial whereby the Company granted a non-exclusive license of its CheckFree electronic payment software to Block Financial. Block Financial will offer the Company's consumer electronic payment services to CompuServe/Internet subscribers. Subscribers will be able to access these services through Block Financial's new Conductor Online Financial Services Network during the fourth quarter of 1996. The CheckFree electronic payment software will provide online users with inexpensive, easy-to-use, time saving bill payment capabilities. Block Financial will receive a fee for each transaction processed by the Company. The three-year initial term of the agreement renews for one additional two-year term and is renewable thereafter annually unless either party gives advance notice of termination.

          o Computer Services Inc. In August 1996, the Company entered into a three year agreement under which Computer Services Inc. will establish an on-line technical connection to the Company, and will market the home banking and bill payment services of the Company to its client base of approximately two hundred financial institutions in the Midwest, USA for which it provides core data processing
                                      -13-
                   services. Computer Services Inc. is compensated for its marketing services based on the volume of accounts and transactions it generates.

          o CyberCash. In February 1996, the Company signed an agreement with CyberCash that enables the Company to provide secure Internet transaction processing technology to consumers and businesses. The parties will integrate the RSA encryption technology licensed to CyberCash with the Company's transaction processing and customer care infrastructure so that the Company's existing service offerings will be expanded for use over the Internet. CyberCash will receive a fee for each transaction processed by the Company using the CheckFree Wallet. The three-year initial term of the agreement renews for additional one-year terms unless either party gives notice of termination at least 90 days prior to the expiration of the term.

          o EPS/MAC. In August 1996, the Company entered into a five year agreement with EPS/MAC, which by many measures is the largest electronic funds transfer network in the USA, whereby EPS/MAC and the Company will establish an on-line technical connection between them for use in delivering the Company's home banking and bill payment service to the more than 1,800 financial institutions for which EPS/MAC provides EFT transaction switching and related processing services. Under the agreement, EPS/MAC will market the Company's services to its financial institution clients, provide them with training regarding the Company's products and services, provide ongoing account management services to them, and will provide consumer customer services to their clients' customers. Under the agreement, EPS/MAC is compensated for its marketing services by the Company based on the account and transaction volume it generates from its client base.

          o EDS. In December 1995, the Company signed a five-year agreement with EDS whereby the Company and EDS will jointly market the Company's services and related products to banks, savings banks, thrifts, credit unions, brokerage firms, mortgage companies and other financial institutions utilizing EDS' front-end software system. Under the terms of the agreement, EDS received a license fee as well as the right to elect to receive either $3 million or 118,226 shares of the Company's Common Stock. In addition, if certain minimum performance standards are not achieved within the term of the agreement, EDS must refund a pro rata portion of the $3 million payment. EDS and the Company are discussing the feasibility of future strategic alliances. Accordingly, EDS and the Company have verbally agreed to extend the Company's payment of $3 million or 118,226 shares of common stock until such future alliances, if any, become effective.

          o First Commerce Technologies. In July 1996, the Company entered into a three year agreement under which First Commerce Technology will establish an on-line technical connection to the Company, and will market the home banking and bill payment services of the Company to its client base of approximately two hundred financial institutions in the Midwest for which it provides core data processing services. First Commerce Technology is compensated for its marketing services based on the volume of accounts and transactions it generates.

          o Fiserv. In November 1995, the Company entered into a five-year agreement with Fiserv whereby the Company and Fiserv will jointly market the Company's services and related products to Fiserv's more than 3,000 client banks, credit unions, and savings institutions utilizing Fiserv's outsourced processing services and software systems for in-house processing for financial institutions. Under the terms of the agreement, Fiserv receives a fee based on account and transaction volume as well as the option to purchase up to 650,000 shares of the Company's Common Stock at $20.00 per share if certain performance measures are achieved within the term of the agreement. The five-year initial term of the agreement renews for additional one-year terms unless either party gives notice of termination at least 90 days prior to expiration of the term.

          o FiTech. In March 1995, the Company signed an agreement with FiTech, a marketing and consulting firm for community banks, pursuant to which its CheckFree electronic payment software has been integrated with Goldleaf Technologies' CustomerLink home banking software to create a new product called CustomerLink Interactive Bill Payer ("IBP"). CustomerLink IBP is being marketed by FiTech to financial institutions wanting to provide home banking services to their customers. Under the agreement, FiTech is compensated for its marketing services by the Company based on account and transaction volume generated. The term of the strategic alliance with FiTech is three years with provisions for annual renewals.

          o Five Paces. In August 1996, the Company entered into two agreements with Five Paces; a Bill Payment Reseller Agreement and a Service Bureau Licensing Agreement. Under the terms of the Bill Payment Reseller Agreement, the parties agreed to develop and maintain an integrated connection between the Internet-based banking system developed by Five Paces and the Company's bill payment processing system, and Five Paces is authorized to make the bill payment processing services of the Company available on favorable terms to licensed users of its Internet-based banking system. Under the terms of the Service Bureau Licensing Agreement, the Company may, on favorable terms, utilize the Internet-based banking system integrated with its bill payment processing system in a service bureau environment to provide integrated Internet-based banking and bill payment services to client institutions.

          o Florida Informanagement Services. In February 1996, the Company entered into a three year agreement with Florida Informanagement Services whereby Florida Informanagement Services will establish an on-line connection to the Company and will market and facilitate the delivery of the Company's home banking and bill payment services to its financial institution clients. Florida Informanagement Services provides core data processing and EFT processing services to approximately one hundred financial institutions in the southeast. Under the agreement, Florida Informanagement is compensated for its marketing services by the Company based on the account and transaction volume it generates from its client base.

          o Home Financial Network. In July 1996, the Company entered into a five year agreement pursuant to which HFN and the Company will interface certain software products developed by HFN such that they will function in concert with the home banking and bill payment services of the Company. HFN and the Company will each market the availability of the integrated products and services of the Company to financial institutions nationwide. Under the terms of the agreement, HFN is paid a one-time, per-user licensing fee and a monthly usage fee for each month a product is in use by a consumer.

          o Internet Browser Software Companies. In order to facilitate widespread distribution of its CheckFree Wallet, the Company has entered into distribution agreements with Internet browser software companies including Spyglass and Spry. Under the agreements, Spyglass and Spry will offer the CheckFree Wallet as part of their browser software. The agreement with Spry is for a one-year term and is renewable annually unless either party gives advance notice of termination. The agreement with Spyglass can be terminated by either party on 90 days advance notice.

          o Premiere. In December 1995, the Company entered into a five-year agreement with Premiere whereby the Company granted a non-exclusive license of its CheckFree electronic payment software to Premiere. Premiere will offer the Company's consumer electronic payment services to Premiere's 4.5 million cardholders through its Premiere WORLDLINK Communications Card. Premiere will receive a fee for each transaction processed by the Company. The five-year initial term of the agreement renews for additional one-year terms unless either party gives notice of termination at least 30 days prior to expiration of the term.

          o Small Business Accounting Software Companies. To integrate ECD with businesses' existing accounts payable processes and increase distribution, the Company has entered into agreements with numerous providers of commercial accounting software on a royalty basis. The Company has signed agreements with accounting software companies, including Champion Business Systems, Inc., CYMA Systems, Inc., DacEasy, Inc., Data Pro Accounting Software, Inc., Macola Incorporated, New England Business Service, Inc., Peachtree Software, Inc., Platinum Software Corporation, and Safeguard Business Systems, Inc. to make ECD available as a feature of the next versions of their commercial accounting software. The Company estimates that over one million businesses utilize the accounting software programs offered by the Company's partners listed above. The Company believes that the rollout of its ECD service in these accounting packages will begin in the second half of 1996 and that the majority of these companies will release ECD-enabled versions of their software by year-end 1996.

RESEARCH AND DEVELOPMENT

     The Company maintains a business development group which engages in research and development activities with a long-term perspective of planning and developing new services and related products for the electronic commerce and financial application software markets. The Company has established the following guidelines for pursuing the development of new services:

     o Distinctive benefits to customers

     o Ability to establish a leadership position in the market served

     o Sustainable technological advantages

     o First to market

     The Company believes that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, the Company's goal for the time period from conceptualization to commercial availability of new services is less than one year. As of June 30, 1996, the research and development group consisted of 199 employees. Of these, 157 employees were software development personnel and 42 employees were business development personnel. Additionally, the Company uses independent third party software development contractors as needed. During fiscal 1993, 1994, 1995, and transition fiscal 1996, the Company spent 11.9%, 12.3%, 14.2%, and 19.9% of revenues, respectively, on research and development. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

TECHNOLOGY

     The Company's historical approach to technology has been to utilize a combination of hardware, networks, proprietary software and databases to solve customer needs and to meet the varying requirements of the electronic commerce market.

     Electronic Commerce. The Company's original core technology capabilities were developed to handle settlement services, merchant database services, and on-line inquiry services on a traditional mainframe system with direct bi-synchronous communications to businesses. As business telecommunication requirements increased, the Company utilized links to an X.25 Value-Added Network.

     Today, the Company has implemented a logical, nationwide client-server system. Consumer, business and financial institution customers all act as clients communicating across dial-up telephone lines, private leased lines, a private X.25 network, or the Internet to the Company's computing complex. Within this complex, there is a wide variety of application servers seamlessly connected via TCP/IP across switched Ethernet. The Company currently is able to support virtually any communication method required in a secure manner.

     Proprietary applications have been developed for the client-server system on a variety of platforms with each platform selected and optimized for specific electronic commerce needs. Applications to effect settlement services, merchant database services, financial institution database services and heuristic risk management services have been implemented on an IBM mainframe, optimized for high volume batch processing. Applications to confirm payment instructions, enhance data integrity and security, and reduce fraud have been implemented on Digital Equipment Alpha servers, optimized for high volume, device independent, real time data communication. To handle Internet financial transactions, applications have been implemented on Sun Microsystems servers designed for premium data security and integrity. Applications to effect credit card authorizations and electronic bill delivery have been implemented on Hewlett-Packard Unix servers, designed for efficient real-time processing and data integrity and applications to effect real-time connections to banks, ATM networks, and credit card networks are being implemented on a Tandem Himalaya server. Other special purpose application servers are deployed to handle unique electronic commerce requirements such as electronic payments direct to merchant institutions, VRUs to telephone customers, and electronic mail with customers and will soon be deployed to handle real-time connections to ATM networks.

     The Company has developed proprietary databases within the client-server system, including a financial institution file that allows accurate editing and origination of ACH and paper transactions to financial institutions. The Company has also developed a merchant information file consisting of over one million companies that allows accurate editing and initiation of payments to merchants. These databases have been constructed over the past 15 years as a result of the Company's transaction processing experience.

     Security APL employs advanced technology for its two portfolio management services PORTVUE and PAWWS. Security APL is an IBM business partner and utilizes its IBM RS/6000's to process the portfolio management software.

     PORTVUE is primarily a service bureau offering with the data center residing at the Company's Chicago office. This data center functions seven days a week, twenty-four hours a day. Clients access PORTVUE by a private TCP/IP Wide Area Network (WAN) either via dedicated circuit or via dial-up methodologies. The Chicago data center is the communication center for more than 70 dedicated links together with 4 concentration hub sites located in New Jersey, New York, Boston, and San Diego. Each of these hub sites support the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from LDDS, MFS, MCI, and AT&T to access PORTVUE services. These services are also available through AT&T Fram Relay national network with local numbers in major cities across the U.S.

     The system has been exclusively UNIX since 1991 and consists of 21 IBM RS/6000 running AIX. In addition, there are another 8 IBM RS/6000 machines in various client sites. The Company's investment advisory clients receive hardcopy reporting for either internal usage or for quarterly reports. Hardcopy, either ASCII or graphical PostScript, is produced on four Xerox DocuPrints 90 page per minute duplexed laser printers.

     The PAWWS service is distributed via the Internet. HTTP servers run on 8-way SMP IBM RS/6000 with another 8 systems dedicated to private labeled PAWWS services or direct support functions. Data delivery is handled via HTTP servers provided by Netscape Communications Corporation. These servers are optimized through site specific configuration files that provide excellent performance. Secure connections are supported via Netscape's SSL protocol on a dedicated server. Data is processed and stored on both private Security APL database functions together with Sybase SQL functions depending upon application needs.

     Financial Application Software. Financial application suite of software products offers a wide range of software addressing both end user access and back room operational systems located in the customer data centers. Every effort is taken to insure that each system is correctly platformed to optimize the characteristics of available technology with the business requirements of each application. This strategy utilizes large IBM mainframes as the platform for high volume batch oriented systems, IBM's RS/6000 UNIX Servers for high volume OLTP systems, Microsoft Windows NT for medium volume OLTP systems and Windows for client connectivity.

     The Company has implemented appropriate backup and recovery procedures to ensure against any loss of data on any platform. Archival storage is kept on site as well as off site in fireproof facilities. To maximize availability, the Company has redundant computer systems to ensure that financial transaction requests can always be honored. A diesel generator provides power to the computing facility in the event of a power disruption.

     The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. Although the Company is considering moving some of its computer processing equipment to another site, this measure will not eliminate the significant risk to the Company's operations from a natural disaster or system failure at one of these two sites. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. See
"Business -- Business Risks (Risk of System Failure)."

     With the tremendous growth anticipated for electronic commerce, the Company's architecture has been designed to address incremental capacity requirements as needed. The entire infrastructure and set of product technologies allow the Company to efficiently service and support its three customer markets.

     Although the Company's principal business is to provide electronic commerce services rather than sell or license software products, the consumer financial software products offered by the Company to access such services could contain errors or "bugs" that could adversely affect the performance of the service or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. As of the date hereof, the Company has not experienced or been made aware of any errors or "bugs" in its software that adversely affected the performance of the service or damaged a user's data. Additionally, the Company attempts to limit its potential liability for warranty claims through disclaimers in its software documentation and limitation-of-liability provisions in its shrink-wrap license and customer agreements. There can be no assurance that the measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Additionally, despite the existence of various security precautions, the Company's computer infrastructure may be also vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system. See "Business -- Business Risks (Risk of Product Defects)."

SALES, MARKETING AND DISTRIBUTION

     The Company's sales, marketing and distribution efforts are designed to maximize access to potential customers. The Company markets its services both directly and indirectly through a direct sales and technical sales support force of 108 employees and through select strategic alliances with companies who are involved in the Company's target customer markets. In addition to its direct sales force, the Company has 26 employees in marketing.

     In the electronic commerce segment, the Company offers its services and related products to financial institutions directly through its sales force and through its strategic alliances with companies such as EDS, Fiserv, and FiTech. The Company offers its services and related products to its customers through a variety of distribution channels such as direct access via an 800 phone number, the Company's World Wide Web site on the Internet, integration into certain leading personal finance software (such as Meca's Managing Your Money, Computer Associates' Simply Money and Intuit's Quicken), integration into Internet access providers such as Spyglass and Spry, and through distribution alliances with companies such as AT&T. Also, the Company currently is developing an on-line version of its electronic payment services for indirect distribution through commercial on-line service providers and others (such as CompuServe and Premiere). The Company offers its services and related products to the business market directly through its sales force, through its strategic alliance with ADP and through the integration of the Company's services and related products into major commercial accounting software programs. The Company presently offers substantially all of its services and related products to the domestic marketplace.

     The Company markets its financial application software products through the direct sales force based in Norcross, Georgia and indirect sales through Alltel banking services. Salespersons have specific product responsibility and receive support from technical personnel as needed. The Company generates new customers through direct solicitations, user groups, responses to advertisements, direct mail campaigns and strategic alliances. The Company also participates in trade shows and sponsors industry technology seminars for prospective customers. Existing customers are often candidates for sales of additional products or for enhancements to products they have already purchased.

CUSTOMER CARE AND TECHNICAL SUPPORT

     The provision of high quality customer care, technical support and operations is an integral component of the Company's strategy in each of its customer markets. As of June 30, 1996, the Company had 745 employees dedicated to customer care, technical support and operations.
                                      -18-

     To meet the needs of the Company's customers most efficiently, the customer care staff is organized into vertical teams that support each customer market. However, these teams share common resources, training and orientation to ensure cost efficiency and consistency of quality standards and measures. From an accessibility standpoint, all customer care teams provide service by phone, e-mail and facsimile.

     The level and types of services provided vary by customer market. The customer care group supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in the business customer care group are individually assigned to business customers in order to provide high level customer service and technical support. The retail services customer care group provides various levels of support that depend upon the individual institution's requirements. This includes providing direct customer care on a private label basis as well as research and support.

     To maintain its customer care standards, the Company employs extensive internal monitoring systems and conducts ongoing customer surveys. The feedback from these sources is used to identify areas of strength and opportunities for improvement in customer care.

GOVERNMENT REGULATION

     Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Company, however, is periodically audited by the Office of Thrift Supervision since it is a supplier of products and services to financial institutions. There can be no assurance that a federal or another state agency will not attempt to regulate providers of electronic commerce services such as the Company which could impede the Company's ability to do business in the regulator's jurisdiction. In addition, through its processing agreements, the Company agrees to comply with the data, recordkeeping, processing and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on the Company's processing banks. The Company may be subject to audit or examination under any of these requirements. Violations by the Company of these requirements could limit or further restrict the Company's access to the payment clearance systems or the Company's ability to obtain access to such systems from banks. Further, the Federal Reserve rules provide that the Company can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict access to the ACH or limit the Company's ability to provide ACH transaction processing services, the Company's business could be materially adversely affected. See "Business -- Business Risks (ACH Access; Termination of MasterCard and Visa Registration)" and "-- Payment Clearance Systems."

     In conducting various aspects of its business, the Company is subject to laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and is also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth basic rights, liabilities and responsibilities of consumers who use electronic money transfer services and of financial institutions that offer these services. For the Company, Regulation E sets forth disclosure and investigative procedures. For consumers, Regulation E establishes procedures and time periods for reporting unauthorized use of electronic money transfer services and limitations on the consumer's liability if the notification procedures are followed within prescribed periods. Such limitations on the consumer's liability may result in liability to the Company.

     Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Business Risks (Government Regulation)."
                                      -19-

PAYMENT CLEARANCE SYSTEMS

     Payment Systems. Across the Company's various electronic commerce service offerings, the Company utilizes all three principal payment clearance systems:
(i) the Federal Reserve's ACH for electronic funds transfers; (ii) the national credit card systems for electronic credit card settlements; and (iii) the conventional paper check clearing systems for settlement of payments by check or draft. Like other users of these payment clearance systems, the Company accesses these systems through contractual arrangements with processing banks participating in the ACH for electronic funds transfers and with member banks of MasterCard and Visa for credit card transactions. For access to conventional paper check clearing systems, the Company does not need a special contractual relationship, except for its contractual relationships with its processing bank and its customers. Such users are subject to applicable federal and state laws and regulations, Federal Reserve Bank operating letters, the National Automated Clearing House Association Operating Rules and MasterCard and Visa operating rules and regulations. There are certain risks typically faced by companies utilizing each of these payment clearance systems, and the Company has its own set of operating procedures and proprietary risk management systems and practices to mitigate credit-related risks. See "Business -- Business Risks (Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous Transmissions)," " -- Business Risks (ACH Access; Termination of MasterCard and Visa Registration)," and " -- Business Risks (Government Regulation)."

     ACH. The ACH is used by banks, corporations and governmental entities for electronic settlement of transactions, direct deposits of payroll and government benefits and payment of bills such as mortgages, utility payments and loans. The Company uses the ACH to execute certain of its customers' payment instructions. Like other users of the ACH, the Company bears credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud.

     Credit Cards. To process credit card transactions, the Company has registered with MasterCard and Visa under the same association operating rules and regulations as other credit card processors like First USA, Inc., NaBanco, Card Establishment Services and National Processing Company. Like all credit card processors, the Company must bear the inherent credit risks of chargebacks and merchant fraud. Merchant fraud includes such actions as inputting false sales transactions or false credits. The Company monitors merchant charge volume, average charge amount and number of transactions, as well as reviews for unusual patterns in the transactions and chargebacks processed. To minimize the risk of fraud, the Company tailors its credit analysis according to the risk level associated with the industry in which the prospective merchant client operates. The Company also bears the credit risk of a merchant becoming insolvent when a credit card transaction has been processed by the merchant and is subsequently returned.

     Paper Drafts. The Company uses conventional check clearance methods for paper drafts to execute certain of its customers' payment instructions using its bank and its customers' banks. The Company bears no credit risk with paper drafts written on a customer's checking account returned for insufficient funds, stop payment orders, closed accounts or frozen accounts. However, the Company may bear other risks for theft or fraud associated with paper drafts due to unauthorized use of the Company's services. When a customer instructs the Company to pay a bill, the Company has the ability to process the payment either by electronic funds transfer or by paper draft, drawn on the customer's checking account, on which the customer's pre-authorized signature is laser imprinted. The Company manages the risk it assumes by adjusting the mix of electronic and paper draft transactions in individual cases and overall. The Company tends to process small dollar transactions electronically and large dollar transactions by paper draft. Moreover, the Company is increasingly shifting its risks associated with electronic funds transfers to merchants through contractual arrangements. Regardless whether the Company uses paper drafts or electronic funds transfers, the Company retains all risks associated with transmission errors when it is unable to have erroneously transmitted funds returned by an unintended recipient.

     Other Clearance Systems. While the Company presently utilizes the three principal payment clearance systems, the Company intends to use other clearance systems such as ATM networks to provide balance inquiry and fund transfers functions, and such other clearance systems that may develop in the future.

     Risk Mitigation. The Company's patented bill payment processing system determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. The Company manages its risks associated with its use of the various payment clearance systems through its risk management systems, internal controls and system security. The Company also maintains a reserve for such risks, which reserve was $542,000 as of June 30, 1996, and the Company has not incurred losses in excess of its reserve or greater than 0.76% of its revenues in any of the past five years. As further protection against losses due to transmission errors, the Company maintains errors and omissions insurance. See "Business -- Risk Factors (Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous Transactions)."

PROPOSED MERGER WITH ISC

     On September 15, 1996, the Company entered into a definitive agreement to purchase ISC from Intuit in exchange for approximately 12.6 million shares of the Company's common stock. The agreement contains certain provisions that limit the purchase of additional common shares and the disposition of the common shares to be obtained by Intuit. The acquisition will be accounted for under the purchase method of accounting and is expected to include a charge in an amount not yet determined for in-process research and development. ISC provides transaction processing and electronic funds transfer services.

     The Company will enter into a service and license agreement with Intuit, contingent on the consummation of the acquisition of ISC, whereby the Company will obtain a license to connect to and use certain software technology of Intuit for a payment of $10 million on closing of the ISC acquisition and an additional $10 million on October 1, 1997.

PROPRIETARY RIGHTS

     The Company owns the following federally registered trademarks and service marks: CHECKFREE(R), CHECKFREE and Design(R), CHECKFREE (Stylized Letters)(R), CHECKFREE EXTRA(R), MOBILEPAY(R), ACCESS BANKING(R), ALAS(R), BFCS(R), CLAS(R), CSS(R), CSSII(R), DASH(R), DECISION MANAGER(R), DISC and Design(R), DISC CHECKBOOK PLUS(R), ECP(R), EPOCH(R), FASTOCK PC(R), LANPATH(R), LEASTRAC2000(R), MICROACH(R), NETWORK BANKER(R), PEP+(R), PTT(R), RS/REACT(R), SBA(R), SUPRRB(R), TCM THE CONTROL MACHINE(R), and WIRENET(R). Additionally, the Company has applied to federally register the following service marks: WE PAY MORE THAN BILLS--WE PAY ATTENTION(sm), CHECKFREE BILLFREE(sm), CHECKFREE WALLET(sm), 2001...THE NEXT GENERATION(sm), CHECKFREE CONNECT(sm), CHECKFREE E-BILL(sm), CHECKFREE ELECTRIC MONEY(sm), CHECKFREE EASY(sm), CHECKFREE ELECTRONIC EXCHANGE NETWORK(sm), CHECKFREE MANAGER(sm), RCM...THE NEXT GENERATION(sm), BANKATHOME(TM), BANK STREET(TM), BPS(TM), CAPS CORPORATE AUTOMATED PAYMENTS SYSTEM(TM), CLRS(TM), CLUB HOOCH(sm), CPIM(TM), FMS(TM), ICE HOUSE(sm), INTEGRATED DECISION MGR.(TM), LSAMS(TM), MAX(TM), OMNI(TM), ORBS(TM), PEP PAPERLESS ENTRY PROCESSING(TM), PAWWS(TM), PAWTRACKS(TM), PODIUM(TM), QUICKKILL(TM), SERVANTIS RECON-PLUS(TM), SERVANTIS SYSTEMS(TM), SERVANTIS SYSTEMS(TM), SERVANTIS SYSTEMS(sm), SERVANTIS EXPRESS(TM), SERVANTIS INFOVUE(TM), SERVANTIS WORLD$NET(TM), SOLUTIONS YOU CAN BANK ON(TM), SSI LOGO(TM), SSI(TM), TMS-THE MORTGAGE SERVICER(TM), TST(TM), VAULT(TM), WIRENEXT(TM), THE SECONDARY MARKETER(TM). THE WAY MONEY MOVES(SM), and CHECKFREE CHARITY NET(SM). The Company is awaiting further information to file applications for the following marks: ALLIANCE, APECS, APECS PC, ARP, ARP - PC, ARP/QMS, ARP/SMS, BANKVUE, CHECKBOOK PLUS, CPCS, EASY ACCESS TO TOTAL ELECTRONIC BANKING, SERVANTIS IRS, IRS/SRS, LCR, RECON-PLUS FOR WINDOWS, RECON-PLUS/PC, RPS, RPS-PC, RPS/400, RRS, RS/REACT, SERVANTIS, SERVANTIS with Design, SERVANTIS SYSTEMS, INC., SERVANTIS FORUM, SERVANTIS QUIK, SIG FILER, SMS and SERVANTIS WORLD$NET.

     The Company regards its financial transaction services and related products such as its software as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its services and related products. Although the Company believes its consumer financial software to be proprietary, it does not depend on its software to compete, but rather on its services to which the software provides access. The Company's consumer financial software does not generate significant revenues because the Company makes such software available to consumers at no cost or for a nominal charge with the intention of selling related services to such consumers.

     The Company also copyrights certain of its programs and software documentation and trademarks certain product names. Management believes that these actions provide appropriate legal protection for the Company's intellectual property rights in its software products. Furthermore, management believes that the competitive position for some of the Company's products depends primarily on the technical competence and creative ability of its personnel and that its business is not materially dependent on copyright protection or trademarks. See "Business -- Business Risks (Limited Protection of Proprietary Technology; Risk of Third Party Infringement Claims)."

     The Company's United States Letters Patent No. 5,383,113, issued on January 17, 1995, relates to its system and method for electronically providing services including payment of bills and financial analysis. Using the system described in the patent, the Company can pay any bill from any checking account at any financial institution in the United States on the consumer's behalf by selecting a preferred means of payment from various options such as a paper draft drawn on the consumer's account, electronic funds transfer from the consumer's account, or checks drawn on a trust account maintained for the benefit of the Company's customers. While the Company believes that the ownership of the patent is a significant factor in its business, its success does not depend only on the ownership of the patent or future patents, but also on the innovative skills, technical competence, quality of service and marketing abilities of its personnel. The Company believes its patent provides a measure of security against competition, and the Company intends to enforce its patent against infringement by third parties. If the Company's patent is found to be invalid, to the extent it has or would in the future serve as a barrier to entry in this marketplace, there may be increased competition in the market. See "Business -- Competition," "-- Business Risks (Intense Competition)" and "-- Business Risks (Limited Protection of Proprietary Technology; Risk of Third Party Infringement Claims)."

     Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's services and related products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop services and related products that are substantially equivalent or superior to those of the Company.

EMPLOYEES

     As of June 30, 1996, the Company employed 1,200 full-time employees, including 199 in research and development (including software development), 745 in customer care, technical support and operations, 134 in sales, marketing and sales support, and 122 in administration, financial control, corporate services and human resources. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company believes its relations with its employees are good. The Company believes its future success and growth will depend in large measure upon its ability to attract and retain qualified technical, management, marketing, business development and sales personnel.

BUSINESS RISKS

     The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Reform Act only became law in late December 1995 and, except for the Conference Report, no official interpretations of the Reform Act's provisions have been published. Many of the following important factors discussed below have been discussed in the Company's prior filings with the Securities and Exchange Commission.

     In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the transition year ended June 30, 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     Emerging Electronic Commerce Market; Security and Privacy Concerns. The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows more slowly than anticipated, or if the Company, despite an investment of significant resources, is unable to adapt to meet changing customer requirements or technological changes in this emerging market or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, the Company's business, operating results and financial condition could be materially adversely affected. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general and the Company's customer base and revenues in particular. Similar to the emergence of the credit card and ATM industries, the Company and other organizations serving the electronic commerce market need to educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. While the Company believes that it is utilizing proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that the Company's use of such applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers. See "Business -- General" and "-- Services and Related Products."

     Additionally, the Company's growth and acceptance in the electronic commerce market is dependent on its continued growth in its target markets. See "Business -- Services and Related Products." Although demand for the Company's services and related products continues to grow, there can be no assurance that the Company will be successful in each of its target markets. Accordingly, the Company's inability to grow in any one of these markets could have a material adverse effect on the Company's business, operating results and financial condition.

     Integration of Servantis and Security APL. On February 21, 1996, the Company acquired Servantis for approximately $165.1 million, consisting of the issuance of 5.7 million shares of the Company's Common Stock valued at $20.00 per share (approximately 16% of the Company's total shares outstanding following the Servantis Acquisition) and $42.5 million in cash to repay Servantis' long-term debt, in addition to the assumption of $38.3 million in liabilities. In addition, on May 9, 1996, the Company acquired Security APL for approximately $53.3 million, consisting of the issuance of 2.8 million shares of the Company's Common Stock valued at $18.50 per share (approximately 7% of the Company's total shares outstanding following the Security APL Acquisition), and the assumption of $5.5 million of liabilities. The successful and timely integration of Checkfree, Servantis, and Security APL is critical to the future financial performance of the Company. The Company currently estimates that the complete integration of the three companies could take several quarters to accomplish. The combination of the three companies will require, among other things, integration of the companies' respective service and product offerings and coordination of their sales and marketing and research and development efforts. While Checkfree, Servantis, and Security APL have focused on markets which utilize financial transaction processing, record-keeping and information delivery, Checkfree has to date acted principally as a provider of services, whereas Servantis and Security APL have focused on the development and support of software systems and services used by financial institutions. In addition, Servantis had greater revenues than Checkfree for the twelve months ended December 31, 1995, and the absorption of a larger company may present a more substantial integration challenge than the acquisition of a smaller company. There can be no assurance that present and potential customers of the Company will continue their recent buying patterns without regard to the Acquisitions, and any significant delay or reduction in orders could have an adverse effect on the Company's near-term business and results of operations. The diversion of the attention of management created by, and any difficulties encountered in, the integration process could have an adverse impact on the revenues and operating results of the Company. In addition, the process of combining the three organizations could have an adverse effect on any or all of the companies' businesses. The difficulty of combining the three companies may be increased by the need to integrate the personnel of and the geographic distance between the three companies. Changes brought about by the Acquisitions may result in the loss of key employees of any or all companies. There can be no assurance that the Company will retain the employees it wants to retain or that the Company will realize any of the other anticipated benefits of the Acquisitions.

     In addition, for transition fiscal 1996, the Company wrote-off $119.4 million of the purchase price for Servantis and Security APL as in process research and development. In addition, as part of the allocation of the purchase price, the Company reduced the deferred revenues on the balance sheets of Servantis at the date of the Servantis Acquisition due to the fact that the anticipated profits included in deferred revenues are reflected in the purchase price of the Servantis Acquisition. As a result, the Company did not recognize revenues or profits of approximately $12.7 million with respect to such reduction in deferred revenues in transition fiscal 1996. The write-off of in-process research and development costs, and the nonrecognition of revenues or profits on certain deferred revenues had a material adverse impact on the Company's financial results in 1996. In addition, with the proposed acquisition of ISC the Company expects a substantial in process research and development write off in fiscal 1997.

     Intense Competition. Portions of the electronic commerce market are becoming increasingly competitive. The Company faces significant competition in all of its customer markets. In the financial institutions market, the Company's competitors include Visa Interactive and ISC. A number of banks have developed, and others in the future may develop, home banking services in-house. Additionally, Intuit and Microsoft have each individually announced their own alliances with financial institutions to offer on-line home banking and financial services to consumers. In the business market, the Company competes with other credit card and ACH processors. The Federal Reserve's ACH is the national payment clearance system through which any bank can effect debit or credit transactions to any authorized consumer checking account. There are numerous competitors in the business market for credit card processing, including First USA, Inc., NaBanco and Card Establishment Services (divisions of First Data Corporation), and National Processing Company (a division of National City Bank). The Company also faces competition in ACH processing from numerous banks. The financial application software segment also faces significant competition. Portfolio accounting software providers include Advent software, PORTIA a division of Thomson Financial and Shew Data a Sun Guard Company. The primary portfolio competition is Shaw Data. In products offered to the mortgage services industry, the Company competes with Fiserv, FiTech, EDS, Alltel, CPI, ASC and GFS. The Company's Imaging/COLD product lines compete with the products of several companies, including International Business Machines Corporation ("IBM"), Optika ("Optika"), Image Integration Corporation ("IIC") and Computron Software, Inc. ("Computron"). The Company competes in the recovery and collection business with First Data Corporation, Rothenberg Systems International ("Rothenberg") and Computer Associates International, Inc. ("Computer Associates") among others. Finally, the Company's products face competition in the securities software and service sector principally from SunGard, NCS, ISS and numerous in-house bank and transfer agency service centers.

     The Company expects competition to increase from both established and emerging companies and that such increased competition will result in price reductions and may result in a reduction of the Company's market share, either or both of which could materially adversely affect the Company's business, operating results and financial condition. The Company announced a new series of services and pricing options in September 1995 in an attempt to appeal to various segments of the Company's markets. One such option is to offer a bill payment service at a lower cost in order to target new users and users who are only interested in the electronic bill payment aspect of the Company's services. Moreover, the Company's current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company, may respond more quickly than the Company to new or emerging technologies or could expand to compete directly against the Company in any or all of its target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire significant market share. Acquisitions and consolidations are taking place in the transaction processing industry such as the merger between First Data Corp. and First Financial Management Corp. and the acquisition of Litle and Company by First USA, Inc. While the Company believes competition will increase as a result of these mergers and acquisitions, the Company also believes it is well positioned to meet such competition. There can be no assurance, however, that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- General," and "-- Competition."

     Today, the Company is the leading provider of electronic payment services to users of personal finance software. The Company believes that as consumer-based on-line interactive and telecommunications services continue to grow, retail-marketed personal financial software will become a less important channel for the Company in acquiring new customers. The Company's strategy is to focus increasingly on its own distribution alliances and direct marketing, including key strategic alliances in the on-line interactive and telecommunications industries. There can be no assurance that the Company's strategy will be successful.

     Management of Growth. The Company is currently experiencing a period of rapid growth which has placed, and could continue to place, a significant strain on its resources. This strain is increased by the Acquisitions. The Company's key employees have not had experience in managing companies larger than the Company. The Company's ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls as well as expand its work force. A significant increase in the Company's customer base would necessitate the hiring of a significant number of additional customer care and technical support personnel as well as computer software developers and technicians, qualified candidates for which, at the present time, are in short supply. In addition, the expansion and adaptation of the Company's computer infrastructure will require substantial operational, management and financial resources. Although the Company believes that its current computer infrastructure is adequate to meet the needs of its customers in the foreseeable future, there can be no assurance that the Company will be able to expand and adapt its computer infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If the Company's management is unable to manage growth effectively, hire needed personnel, expand and adapt its computer infrastructure or improve its operational, management and financial systems and controls, the Company's business, operating results and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Acquisition-Related Risks. In September 1996, the Company signed a definitive agreement to acquire ISC for 12.6 million shares of common stock. The acquisition is expected to close in December 1996 and will be accounted for as a purchase. While the appraisal for ISC is not yet complete, the Company expects a substantial in process research and development write-off at the acquisition date. In addition, ISC had been incurring operating losses and operating losses are anticipated in 1997. The Company expects it will take 12 to 18 months to integrate ISC's bill payment and home banking operations into the Company's operations. There can be no assurance the Company's integration plan will be completed in the expected time frame or that the Company will realize the operational efficiencies projected as a result of the acquisition.

     In the future, the Company may pursue additional acquisitions of complementary service or product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurance that some or all of these risks will not apply to the Acquisitions. From time to time, the Company evaluates potential acquisitions of businesses, services, products or technologies. Other than the ISC acquisition, the Company has no present commitments or agreements with respect to any material acquisition of other businesses, services, products or technologies. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.

     Dependence on Strategic Alliances. A principal element of the Company's strategy is the creation and maintenance of strategic alliances that maximize access to potential customers for the Company's electronic commerce services and related products. The Company believes that these alliances enable the Company to offer its services and related products to a larger customer base than could be reached through stand-alone marketing efforts. As of the date of this report, the Company has entered into strategic alliances with several companies, including AT&T, ADP, Block Financial, CyberCash, EDS, Fiserv, FiTech, Premiere, Spyglass and Spry. While the Company believes it has established strong strategic alliances with these partners, the Company's success depends both on the ultimate success of these partners, as well as on the ability of its partners to successfully market the Company's services and related products. Failure of one or more of the Company's key strategic partners to successfully develop and sustain a market for the Company's services and related products could have a material adverse effect on the Company's overall performance. Additionally, failure of the Company's strategic partners to generate new customers would likely lead to increased and more costly direct marketing expenditures by the Company as well as a need to develop new strategic alliances with other parties. Moreover, the Company has traditionally relied on its strategic partners as the cornerstone of its marketing efforts to consumers and financial institutions and, consequently, the Company has only limited experience in the direct marketing of its services in two of its existing markets. See "Business -- Strategic Alliances."

     Although the Company views its alliances as a key factor in its overall business strategy and in the development and commercialization of its services, software and related products, there can be no assurance that its strategic partners view their alliances with the Company as significant for their own businesses or that they will not reassess their commitment to the Company at any time in the future. The Company's strategic alliance agreements generally do not establish minimum performance requirements for the strategic partners but instead rely on the voluntary efforts of the partners in pursuing joint goals. The ability of the Company's strategic partners to incorporate the Company's services and related products into successful commercial ventures will depend, in part, on the Company's ability to continue to successfully enhance its existing services and products and develop new services and products. The Company's inability to meet such requirements would delay the ongoing development of services and products and could result in its strategic partners seeking alternative providers of financial transaction services, software and related products, which would have a material adverse impact on the Company. See "Business -- Strategic Alliances."

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including changes in the Company's pricing policies or those of its competitors, relative rates of acquisition of new customers, delays in the introduction of new or enhanced services, software, and related products by the Company or by its competitors or market acceptance of such services and products, other changes in operating expenses, personnel changes and general economic conditions. In addition, the Company's growth in new consumer customers is impacted by certain seasonal factors such as holiday-based personal computer sales. These seasonal factors may impact operating results by concentrating customer acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, on-line interactive service customers generally tend to be more active users during the non-summer seasons, potentially causing revenue fluctuations during the summer months. Servantis' quarterly operating results have historically been highly seasonal, with sales and earnings generally stronger in the quarters ended December 31 and June 30 of each year and generally weaker in the quarters ended September 30 and March 31 of each year. The seasonality is due, in part, to calendar year-end buying patterns of Servantis' financial institution customers and Servantis' sales compensation structure, which is based on fiscal year (June 30) sales performance. Servantis has historically operated with little or no backlog and has no long-term contracts, and, at present, approximately half of its revenues in each quarter result from software licenses issued in that quarter. Moreover, the Company's intention to aggressively promote the acceptance of its electronic commerce services and rapidly expand its customer base may adversely impact the Company's short-term profitability. These seasonal factors will impact the Company's operating results. Fluctuations in operating results could result in volatility in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Risk of Product Defects. The software products offered by the Company could contain errors or "bugs" that could adversely affect the performance of the Company's software or services or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. Additionally, the Company attempts to limit its potential liability for warranty claims through disclaimers in its software documentation and limitation-of-liability provisions in its license and customer agreements. There can be no assurance that the measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Additionally, despite the existence of various security precautions, the Company's computer infrastructure may be also vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system. See "Business
- -- Technology."

     Rapid Technological Change; Risk of Delays. The Company's success is highly dependent on its ability to develop new and enhanced software, services and related products that meet changing customer requirements. The market for the Company's software, services and related products is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. The Company, to remain successful, must be responsive to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, the new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new and enhanced software, services and related products to market in a timely manner, that such software, services, products or technologies will develop or will be commercially successful, that the Company will benefit from such developments or that services, products or technologies developed by others will not render the Company's software, services and related products noncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced software, services and related products do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. See "Business -- General," "-- Services and Related Products," and "-- Research and Development."

     Risk of Loss From Returned Transactions, Merchant Fraud or Erroneous Transmissions. The Company utilizes all three principal financial payment clearance systems: the Federal Reserve's ACH for electronic fund transfers; the national credit card systems (e.g., American Express, Discover, MasterCard and Visa) for electronic credit card settlements; and conventional paper check and draft clearing systems for settlement of payments by check or drafts. In its use of these established payment clearance systems, the Company generally bears the same credit risks normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. In addition, the Company also assumes the risk of merchant fraud and transmission errors when it is unable to have erroneously transmitted funds returned by an unintended recipient. Merchant fraud includes such actions as inputting false sales transactions or false credits. The Company manages all of these risks through its risk management systems, internal controls and system security. The Company also maintains a reserve for such credit risks and has not historically incurred losses in excess of its reserve nor greater than 0.76% of its revenues in any of the past five years. Past reserving experience cannot predict the adequacy of reserves in the future. The Company believes that its risk management and reserving practices are adequate. However, there can be no assurance that the Company's risk management practices or reserves will be sufficient to protect the Company from returned transactions, merchant fraud or erroneous transmissions which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Payment Clearance Systems."

     Risk of System Failure. The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. All of the Company's computer equipment, including its processing operations, is located at its facilities in Columbus, Ohio, Norcross, Georgia, Chicago, Illinois and Austin, Texas. A disproportionate amount of the Company's computer equipment, including its primary processing operations, is located at its headquarters facility in Columbus, Ohio. Although the Company is considering moving some of its computer processing equipment to another site, this measure will not eliminate the significant risk to the Company's operations from a natural disaster or system failure at one of these two sites. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. See "Business -- Technology."

     Limited Protection of Proprietary Technology; Risk of Third Party Infringement Claims. The Company regards its financial transaction services and related products such as its software as proprietary and relies primarily on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its services and related products.

     The Company has been granted a patent for certain features of its electronic bill payment processing system. See "Business -- Proprietary Rights." While the Company believes that the ownership of the patent is a significant factor in its business, its success does not depend only on the ownership of the patent or future patents, but also on the innovative skills, technical competence, quality of service and marketing abilities of its personnel. The Company believes its patent provides a measure of security against competition, and the Company intends to enforce its patent against infringement by third parties. If the Company's patent is found to be invalid, to the extent it has or would in the future serve as a barrier to entry in this marketplace, there may be increased competition in the market. See "Business -- Competition" and "-- Business Risks (Intense Competition)."

     Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's services and related products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop services and related products that are substantially equivalent or superior to those of the Company.

     Dependence on Key Personnel; Lack of Employment Agreements. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman, President, and Chief Executive Officer, Peter J. Kight, and its President of Business Services, Mark A. Johnson. The Company's operations could be affected adversely if, for any reason, either Mr. Kight or Mr. Johnson ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and noncompete agreements with all of its key employees. The Company does not have employment agreements with several of its executive officers, including Mr. Kight and Mr. Johnson. The Company maintains key person life insurance policies on Mr. Kight. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company grows, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Employees."

     ACH Access; Termination of MasterCard and Visa Registration. The Federal Reserve rules provide that the Company can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict access to the ACH or limit the Company's ability to provide ACH transaction processing services, the Company's business could be materially adversely affected. To process credit card transactions for merchants and businesses, the Company must register with MasterCard and Visa as an independent service organization through processing banks. MasterCard and Visa permit the Company, as a registered service provider, to provide MasterCard and Visa transaction processing services through processing banks that are members of MasterCard or Visa. The Company's registrations with MasterCard and Visa are renewed annually. There can be no assurance that the Company's registrations with MasterCard and Visa will be renewed or that the current rules of MasterCard and Visa permitting independent service providers to market transaction processing services will remain in effect or that the terms thereof will not be modified in the future. The non-renewal of either registration or any changes in MasterCard or Visa rules that would prevent the registration of the Company or limit its ability to provide MasterCard and Visa transaction processing services would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Government Regulation" and "-- Payment Clearance Systems."

     Customer Attrition. In the consumer market, the Company had an average annual customer attrition rate of 19% for the twelve months ended June 30, 1996. Such attrition rate is approximately 20% higher than the Company's historical customer attrition experiences. The higher attrition rate is due primarily to the competition from ISC for bill payment processing for Quicken. Most of the customer attrition occurs within the first few months of a new customer's commencement of use of the services while longer-term customers have significantly lower attrition rates. Nonetheless, there can be no assurance that the Company will not experience higher customer attrition rates in the future. Increased levels of attrition could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Services and Related Products."

     Limited Prior Market; Volatility of Stock Price. Prior to September 28, 1995, there was no public market for the Company's Common Stock. Although the Company is listed on the Nasdaq National Market, there can be no assurance that an active or liquid trading market in the Company's Common Stock will continue. The market price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the failure of the Company to achieve operating results consistent with securities analysts' projections of the Company's performance, and other factors. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the electronic commerce market, market conditions in the technology, banking, telecommunications and other emerging growth sectors, and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's Common Stock.

     Control by Principal Stockholders. At June 30, 1996, the directors, executive officers and principal stockholders of the Company and their affiliates collectively owned approximately 40% of the outstanding the Company's Common Stock. As a result, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     Shares Eligible for Future Sale; Possible Adverse Effect on Market Price. At June 30, 1996, the Company had 41,517,264 shares of the Company's Common Stock outstanding. Of these shares, 13,968,960 shares are held by nonaffiliates of the Company and are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). The holders of the remaining 27,598,304 shares are entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144, Rule 145, or Rule 701 under the Securities Act. Additionally, as of June 30, 1996, the Company had outstanding options to purchase 2,908,218 shares of the Company's Common

Stock at a weighted average exercise price of $4.58, of which options for 1,433,781 shares of the Company's Common Stock were exercisable as of June 30, 1996 at a weighted average exercise price of $1.16.

     Additionally, the 5,692,734 shares of the Company's Common Stock issued by the Company to the shareholders of Servantis on February 21, 1996 in connection with the Servantis Acquisition are available for resale, subject in certain cases to the quarterly volume limitations of Rules 144 and 145 under the Securities Act.

     Further, the 2,805,652 shares of the Company's Common Stock issued by the Company to the shareholders of Security APL on May 9, 1996 in connection with the Security APL Acquisition will be available for resale, subject in certain cases to the quarterly volume limitations of Rules 144 and 145 under the Securities Act. In connection with the Security APL Acquisition, the shareholders of Security APL entered into a Registration Rights Agreement with the Company. The Registration Rights Agreement provides that shareholders of Security APL will receive three demand registration rights, the first being exercisable after September 1, 1996. The subsequent demand registration rights will be available no earlier than 180 days after the effectiveness of a previous registration period. The shares of the Company's Common Stock received in the Security APL Acquisition will no longer be registrable after May 9, 1998. During each registration period, the Security APL shareholders who hold in the aggregate more than 50% of the then registrable shares will be able to demand registration of up to 25% of the original number of shares received in the Security APL Acquisition as long as the aggregate price to the public, net any underwriting discounts and commissions, of the registered shares will exceed $5,000,000. In addition to demand registration rights, if at any time or from time to time on or before January 9, 1998, the Company shall determine to register any of its shares, Security APL shareholders will have the opportunity to include their shares in such registration and in any underwriting involved with the registration. These "piggy-back" registration rights are subject to certain limitations, including the right of the Company to exclude shares from an underwritten offering if the managing underwriter determines that market conditions require such limitation.

     Sales of substantial amounts of the Company's Common Stock in the public market or the prospect of such sales could adversely affect the market price of the Company's Common Stock.

     Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws. Certain provisions of Delaware law the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Certificate of Incorporation provides for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Certain provisions of Delaware law and the Company's Certificate of Incorporation allow the Company to issue preferred stock with rights senior to those of the Company's Common Stock without any further vote or action by the stockholders. The issuance of the Company's Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of the Company's Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Company's Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Company's Common Stock.

     Government Regulation. Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services such as the Company which could impede the Company's ability to do business in the regulator's jurisdiction. In addition, through its processing agreements, the Company agrees to comply with the data, recordkeeping, processing and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters and the National Automated Clearing House Association Operating Rules imposed on the Company's processing banks. In conducting various aspects of its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and is also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Government Regulation."

     Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources and funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements both for the short-term and through at least December 31, 1997. The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on CompuServe. The Company has an agreement with CompuServe to collect monthly subscription fees from CompuServe's approximately four million on-line interactive subscribers. The agreement renews automatically for three year terms unless either party gives notice of intent not to renew at least 60 days before the end of the term. The Company and CompuServe renewed a three year agreement in June 1995. The June 1995 renewal permits CompuServe to enter into an agreement with another payment processor during the three year renewal term, provided that CompuServe has given the Company reasonable opportunity to bid on retaining CompuServe's payment collection business and pays the Company a termination fee if the Company's services are not retained. Recently, the Company substantially reduced its prices to CompuServe based on an increased volume of transactions attributable to its business. During fiscal 1993, 1994 and 1995, the Company derived approximately 10%, 11% and 13%, respectively, of its revenues from CompuServe. Such CompuServe revenues were less than 10% of total revenues for transition fiscal 1996. Although the Company believes its relationship with CompuServe is positive, there can be no assurance that CompuServe will continue its business relationship with the Company upon expiration or early termination of the agreement, that CompuServe will maintain its number of subscribers at historical levels, or that the Company will realize revenues from CompuServe at the levels it has in the past. Loss of the relationship with CompuServe or a reduction of revenues from CompuServe will have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Services and Related Products" and Note 16 to Consolidated Financial Statements.

ITEM 2.           PROPERTIES.

     The Company leases approximately 107,000 square feet of office space and 12,500 square feet of warehouse space in Columbus, Ohio. The Company owns approximately eight acres of real property adjacent to the Company's headquarters. The Company owns a 51,000 square foot conference center in Norcross, Georgia which includes lodging, training and fitness facilities for the Company's customers and employees. Although the Company owns the building, it is on land which is leased through 2003. The Company also leases office facilities in Norcross, Georgia, Owings Mills, Maryland, Austin, Texas, Jersey City, New Jersey, Chicago, Illinois, San Diego, California and Boston, Massachusetts with square footage of approximately 229,000, 30,000, 32,000, 17,100, 10,000, 3,000 and 2,000 respectively. The Company believes that its facilities are adequate for current and near-term growth and that additional space is available to provide for anticipated growth.

     The Company leases its corporate offices from the Director of Development, State of Ohio, pursuant to the terms of a capitalized lease entered into as part of the issuance by the State of Ohio of State Economic Development Revenue Bonds (the "Bonds") in the aggregate principal amount of $7.5 million. Pursuant to the terms of the lease, the Company pays monthly lease payments equal to the amount of the debt service on the Bonds. Upon full payment of the amount due on the Bonds, the Company has a right to purchase the real property from the Director of Development, State of Ohio, for the sum of one dollar. Under the terms of the lease, the Company has the right to prepay all amounts owed thereunder without any prepayment penalty. See "Item 13. Certain Relationships and Related Transactions."

ITEM 3.           LEGAL PROCEEDINGS.

     There are no material legal proceedings pending against the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on May 20, 1996 for the purpose of electing a Class I Director of the Company, to serve until the 1999 Annual Meeting of Stockholders or until his successor is elected and qualified.

     Management's nominee for Class I director as listed in the proxy statement was elected with the following vote:

                                                NUMBER OF SHARES VOTED
                           ----------------------------------------------------------------
                                   FOR                  AGAINST                ABSTAIN
                           -------------------     ------------------     -----------------
George R. Manser                 31,639,967              9,282                    0

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "CKFR." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock, as reported on the Nasdaq National Market. Information with respect to the Company commences on September 28, 1995, when the Company's Common Stock was first offered to the public.

                                                                      COMPANY COMMON STOCK
                                                          ---------------------------------------------
                  CALENDAR PERIOD                                HIGH                      LOW
- ----------------------------------------------------      -------------------      --------------------
Fiscal 1995:

  Third Quarter (September 28 to September 30)                  $22.875                   $19.75
  Fourth Quarter                                                $29.375                   $16.00
Transitional Fiscal 1996:

  First Quarter                                                 $26.375                   $16.50
  Second Quarter                                                $23.50                    $16.875
Fiscal 1997:

  First Quarter (through September 16, 1996)                    $21.625                   $10.75

     The number of record holders of the Company's Common Stock as of September 16, 1996, was 501. The closing sales price of the common stock on September 16, 1996, was $21.25.

     The Company has paid no cash dividends since 1986. The Company presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends on the Company's Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will be based on the Company's future earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.           SELECTED FINANCIAL DATA.

     The selected consolidated financial data for the six months ended June 30, 1996 and each of the years in the three year period ended December 31, 1995 and as of June 30, 1996 and as of December 31, 1994 and 1995 have been derived from the Company's financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report thereon is also included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 1991 and 1992 and as of December 31, 1991, 1992, and 1993 have been derived from audited financial statements of the Company which are not included in this Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                                                     SIX MONTHS
                                                                 YEAR ENDED DECEMBER 31,           ENDED JUNE 30,
                                                                 -----------------------          ----------------
                                                  1991        1992        1993        1994        1995        1996
                                                  ----        ----        ----        ----        ----        ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Revenues:
    Processing, servicing and
    merchant discount                           $16,322       $22,201     $28,986     $38,282    $49,330    $  33,305
    License fees                                     --            --          --          --         --       10,970
    Maintenance fees                                 --            --          --          --         --        1,978
    Other                                         9,334            --       1,906         984          --       4,787
                                                -------       -------     -------     -------     ------    ---------
         Total revenues                          25,656        22,201      30,892      39,266     49,330       51,040
Expenses:
  Cost of processing, servicing and support      14,800        14,772      19,516      25,787     32,293       40,352
  Research and development                        2,960         2,418       3,678       4,826      7,009       10,177
  Sales and marketing                             3,566         3,466       3,730       4,553      7,405       17,513
  General and administrative                      1,697         1,725       2,466       2,717      4,288        8,806
   In process research and development               --            --          --          --         --      122,358
                                                -------       -------     -------     -------     ------    ---------
         Total expenses                          23,023        22,381      29,390      37,883     50,995      199,206
                                                -------       -------     -------     -------     ------    ---------
Income (loss) from operations                     2,633          (180)      1,502       1,383     (1,665)    (148,166)
Interest:
  Income                                            493           171         165         298      2,135        1,659
  Expense                                          (331)         (230)       (279)       (795)      (645)        (325)
                                                -------       -------     -------     -------     ------    ---------
Income (loss) before income taxes                 2,795          (239)      1,388         886       (175)    (146,832)
Income tax expense (benefit)                      1,407          (159)        368         400         40       (8,629)
                                                -------       -------     -------     -------     ------    ---------
Income (loss) before extraordinary item           1,388           (80)      1,020         486       (215)    (138,203)
Extraordinary item                                1,094            --          --          --         --         (364)
                                                -------       -------     -------     -------     ------    ---------
Net income (loss)                               $ 2,482       $   (80)    $ 1,020     $   486     $ (215)   $(138,567)
                                                -------       -------     -------     -------     ------    ---------
Income (loss) per common and equivalent
   share before extraordinary item              $  0.05            --     $  0.04     $  0.02     $(0.01)   $   (3.69)
Net income (loss) per common and equivalent
  share                                         $  0.09            --     $  0.04     $  0.02     $(0.01)   $   (3.70)
 Weighted-average common and equivalent
  shares outstanding                             27,153        27,127      26,886      27,103     28,219       37,420

BALANCE SHEET DATA:
Working capital                                 $ 2,884       $   304     $   623     $11,399    $81,792    $  45,496
Total assets                                      9,820         8,059      17,669      30,512    115,642      196,230
Long-term obligations, less current portion       1,900         1,275       8,968       8,213      7,282        8,324
Total Stockholders' equity                        2,985         1,915       2,985      16,372     99,325      137,675

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company was founded in 1981 to provide electronic collection services to businesses. This expertise was expanded in the late 1980s through the introduction of electronic bill payment services for consumers. As a result of two significant acquisitions in 1996, the company now operates in two business segments -- Electronic Commerce and Financial Application Software. The Company's electronic transaction processing services, software and related products are targeted to financial institutions and businesses and their customers.

     Electronic Commerce. Electronic Commerce services offered to financial institutions include electronic bill payment, electronic home banking, investment portfolio management services and investment trading and reporting services. The Company generates revenues based on the number of customers using the services, transaction fees and implementation fees. Services are provided under contracts with the financial institutions, which typically have three to five year terms and generally provide for minimum fees if certain transaction volumes are not met.

     On May 9, 1996, the Company acquired, Security APL, Inc. ("Security APL") for $53 million plus the assumption of approximately $5.5 million of liabilities through the issuance of 2.8 million shares of common stock. Security APL is a full-service provider of fully integrated, customized portfolio software services, including performance measurement and trade and reporting systems for institutional money managers. Security APL's operations are included in the consolidated results of operations from the date of the acquisition.

     For businesses, the Company provides automatic payment collection services to companies in the online interactive services, Internet access, cellular, paging, direct marketing, health and fitness and various other service industries. The Company generates revenues from transaction fees, credit card discount fees and implementation fees. The related credit card interchange costs are included in processing and servicing expenses. Services are provided under contracts typically of three year terms and generally provide for minimum fees if certain transaction volumes are not met.

     The Company also offers its bill payment and portfolio management services directly to consumers. Generally, these services are offered through strategic partner alliances, whereby the Company pays customer acquisition fees or royalties for new customers generated by partners.

     Processing and servicing revenues include revenue from transaction processing, electronic funds transfer and monthly service fees. The Company derives merchant discount revenue from businesses, who pay a negotiated discount rate to the Company for credit card transactions. The merchant discount rate for businesses is established when the Company initiates the processing relationship with the merchant and negotiates a discount rate which is set at a percentage of the dollar amount of each credit card transaction.

     The Company collects the majority of its monthly processing and servicing fees and merchant discount revenues from customers electronically by deducting such fees from their accounts. The capacity to collect service and other revenues electronically enhances the Company's cash flow compared to other service companies, which typically experience longer payouts on their accounts receivables. Generally, the Company realizes greater operational efficiencies and margins as electronic payments to merchants increase, displacing paper-based transactions. In June 1996, the Company processed 37% of all payments to merchants electronically, a 4% increase over June 1995.

     The Company intends to aggressively promote the acceptance of its electronic commerce services and rapidly expand its customer base. To achieve these objectives, the Company intends to accelerate investment in new services and related products, pursue aggressive pricing policies, including offering a new lower cost standard bill payment service for users who are interested only in bill payments, and increase marketing expenses. Specifically, the Company announced a new series of services and pricing options in September 1995 in an attempt to appeal to various segments of the Company's markets. One such option is to offer a bill payment service at a lower cost in order to target new users and users who are interested only in the electronic bill payment aspect of the Company's services. Although these initiatives may adversely impact the Company's short-term profitability, the Company expects that these initiatives will allow it to maintain and enhance its leading position in the rapidly growing electronic commerce market.

     Financial Application Software. Financial Application Software includes end-to-end software products for Automated Clearing House ("ACH") processing, account reconciliation, wire transfers, mortgage loan origination and servicing, lease accounting and debt recovery. The Company generates revenues by granting software licenses, through on-going maintenance contracts and through consulting fees.

     The Company started operating in the financial application software business segment with the acquisition of Servantis Systems Holdings, Inc. ("Servantis") on February 21, 1996. Servantis was acquired for $165.1 million plus the assumption of liabilities of approximately $38.3 million through the issuance of 5.7 million of shares of common stock valued at $20.00 per share, $42.5 million paid to retire Servantis debt and the assumption of stock options.

     Financial application software products are generally granted as perpetual licenses. Revenue from software license agreements is recognized upon delivery of the software if there are no significant post-delivery obligations. The revenue related to significant post-delivery obligations is deferred and recognized using the percentage-of-completion method. Maintenance fee revenue is recognized ratably over the term of the related contractual support period, generally 12 months.

RESULTS OF OPERATIONS

     On April 19, 1996, the Company elected to change its fiscal year end from December 31 to June 30. To assist in the analysis of the results of operations for the six months ended June 30, 1996, results from the unaudited period for the six months ended June 30, 1995 are also provided.

     The following table sets forth percentages of revenue represented by certain consolidated statements of operations data:

                                                     YEAR ENDED DECEMBER 31, SIX MONTHS ENDED JUNE 30,

                                                 1993          1994           1995           1995         1996
                                                 ----          ----           ----           ----         ----
Total revenues                                  100.0%        100.0%         100.0%          100.0%      100.0%
                                                -----         -----          -----           -----       -----
Expenses:
  Cost of processing, servicing and support      63.2          65.7           65.5            65.5        79.1
  Research and development                       11.9          12.3           14.2            13.1        19.9
  Sales and marketing                            12.1          11.6           15.0            13.4        34.3
  General and administrative                      8.0           6.9            8.7             8.3        17.3
   In process research and development            0.0           0.0            0.0             0.0       239.7
                                               ------        ------         ------          ------      ------
          Total expenses                         95.2          96.5          103.4           100.3       390.3
                                               ------        ------         ------          ------      ------
Income (loss) from operations                     4.8           3.5           (3.4)           (0.3)     (290.3)
Interest:
  Income                                          0.5           0.8            4.3             2.3         3.3
  Expense                                        (0.8)         (2.0)          (1.3)           (1.4)       (0.6)
                                               ------        ------         ------          ------      ------
Income (loss) before income taxes                 4.5           2.3           (0.4)            0.6      (287.7)
Income tax expense (benefit)                      1.2           1.1            0.1             0.3       (16.9)
                                               ------        ------         ------          ------      ------
Income (loss) before extraordinary item           3.3%          1.2%          (0.4)%           0.3%     (270.8)%
                                               ======        ======         ======          ======      ======


SIX MONTHS ENDED JUNE 30, 1995 AND 1996

     Revenues. Processing servicing and merchant discount revenues increased by 41.2% from $23.6 million for the six months ended June 30, 1995 to $33.3 million for the six months ended June 30, 1996. The increase was due primarily to $5.7 million of processing and servicing revenues recognized from the acquisitions of Servantis, Security APL and Interactive Solutions Corporation, a 20% increase in the number of bill payment and home banking consumers (prior to consumers acquired from Servantis) and a 17% increase in the number of transactions processed. In June 1995, the Company reduced its per transaction prices to a major business customer based on an increased volume of transactions attributable to such customer as part of the Company's on-going monitoring of its pricing structure in each of the markets in which it competes. In addition, license fees, maintenance fees, and other revenue all increased as a result of the business acquisitions.

     Cost of Processing, Servicing and Support. Processing, servicing and support expenses consist primarily of data processing costs, customer care and technical support, and third party transaction fees, which consist principally of credit card interchange fees, ACH transaction fees and the amortization of software costs. Processing, servicing and support expenses, as a percentage of revenues, were 65.5%, and 79.1% for the six months ended June 30, 1995 and 1996 respectively. Processing, servicing and support costs increased as a percentage of revenue primarily due to a purchased profits adjustment related to the Servantis acquisition. The estimated profits from deferred revenue at the Servantis acquisition date are charged against the revenue when earned. This charge to revenue was approximately $12.7 million for the six months ended June 30, 1996. Without this purchased profit charge, processing, servicing and support costs would have been 63.3% of revenue for the six months ended June 30, 1996. The Company anticipates additional purchased profit charges of approximately $8.0 million in the year ending June 30, 1997.

     Research and Development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and business development personnel. Research and development expenses were $3.1 million and $10.2 million, or 13.1% and 19.9% of revenue during the six months ended June 30, 1995 and June 30, 1996, respectively. The increase was due to $2.7 million of research and development incurred by the acquired companies, plus development efforts on new and existing services and related products, including Electronic Cash Disbursement for businesses, expanded home banking offerings, greater capability payment processing systems and bill presentment.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales employees, public relations and advertising costs, customer acquisition fees and royalties paid to distribution partners. Sales and marketing costs were $3.2 million and $17.5 million, or 13.4% and 34.3% of revenue for the six months ended June 30, 1995 and 1996, respectively. The significant increase as a percentage of revenue is due to $6.5 million for a direct consumer marketing campaign, which has been discontinued, and $7.7 million of increased sales and marketing expenses incurred by the acquired companies.

     General and Administrative. General and administrative expenses consist primarily of salaries for administrative, executive, financial control and human resource employees. General and administrative expenses were $2.0 million and $8.8 million, or 8.3% and 17.3% of revenue for the six months ended June 30, 1995 and 1996, respectively. The increase was due to $3.9 million of increased general and administrative expenses related to the acquired companies, increased expenses related to being a public company (such as legal fees and investor relations) and additional management, financial control and human resources employees.

     In Process Research and Development. The Company incurred $122.4 million of in-process research and development costs for the six months ended June 30, 1996, in conjunction with the acquisitions of Servantis, Security APL and ISC. The amounts to be allocated to in-process research and development for each of the acquisitions were based on independent appraisals.

     Interest. Interest income increased from $535,000 for the six months ended June 30, 1995 to $1.7 million for the six months ended June 30, 1996. The increase was due to the income from the investment of proceeds of the initial public offering in September 1995.

     Interest expense of $330,000 for the six months ended June 30, 1995 was comparable to the interest expense of $324,00 for the six months ended June 30, 1996.

     Income Taxes. The effective income tax rate (credit) was 45.1% and (5.9%) for the six months ended June 30, 1995 and 1996, respectively. For the six months ended June 30, 1995, the effective tax rate was more than the statutory rate of 34% due to state and local taxes and non-deductible intangible asset amortization. For the six months ended June 30, 1996, the effective tax benefit was less than the statutory rate due primarily to non-deductible in-process research and development and intangible asset amortization.

YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

     Revenues. Processing, servicing and merchant discount revenues increased 32.1% from $29.0 million in 1993 to $38.3 million in 1994, and 28.9% to $49.3 million in 1995. The increase was primarily attributable to 71% and 20% increases in the number of consumers in 1994 and 1995 which resulted in increased revenues of $3.3 million and $6.6 million, respectively, and 27.2%, or $1.5 million, and 36.3%, or $2.6 million, increases in revenues from merchant discounts in 1994 and 1995, respectively, as well as a significant increase in the use of on-line services for which the Company collects user subscription fees. The number of transactions processed for financial institutions and businesses and their customers increased from 38.4 million in 1993, to 51.8 million in 1994, to 63.6 million in 1995. In June 1995, the Company reduced its per transaction prices to a major business customer based on an increased volume of transactions attributable to such customer as part of the Company's on-going monitoring of its pricing structure in each of the markets in which it competes.

     Other revenues include reimbursement of services and related product development expenses from strategic alliance partners. Other revenues decreased 48.4% from $1.9 million in 1993 to $1.0 million in 1994 due to the termination of a joint development project with a strategic partner. There were no revenues in this category in 1995.

     Cost of Processing, Servicing and Support. Processing, servicing and support expenses, as a percentage of revenues, were 63.2%, 65.7%, and 65.5% in 1993, 1994 and 1995, respectively. Excluding other revenues, processing, servicing and support costs were 67.3%, 67.4% and 65.5% of revenues in 1993, 1994 and 1995, respectively. From 1993 to 1994, processing, servicing and support costs increased as a percentage of revenue due to the mix of credit card versus ACH transactions and the depreciation related to an enhancement of the Company's data processing capabilities. The decrease in processing, servicing and support costs as a percentage of revenue from 1994 to 1995 was due primarily to more efficient customer care operations, resulting in slower growth in the number of customer care employees compared to growth in revenue, and the increase in electronic payments to merchants.

     Research and Development. Research and development expenses were $3.7 million, $4.8 million and $7.0 million, or 11.9%, 12.3% and 14.2% of revenue during 1993, 1994 and 1995, respectively. The increases in 1994 and 1995 were due to continued development efforts on new and existing services and related products, including Electronic Cash Disbursement, expanded home banking offerings, greater capability payment processing systems and an Electronic Exchange Network.

     Sales and Marketing. Sales and marketing costs were $3.7 million, $4.6 million and $7.4 million, or 12.1%, 11.6% and 15.0% of revenue in 1993, 1994 and 1995, respectively. As a percentage of revenue, sales and marketing expenses decreased in 1994 due to increased leverage from distribution partners. In 1995, sales and marketing expenses increased as a percentage of revenue due to increases in the sales staff in anticipation of new services and opportunities in addition to increased public relations activities related to new services and related products.

     General and Administrative. General and administrative expenses were $2.5 million, $2.7 million and $4.3 million, or 8.0%, 6.9% and 8.7% of revenue in 1993, 1994 and 1995, respectively. In 1994, general and administrative costs increased $251,000, but decreased significantly as a percentage of revenue due to the significant increase in revenues. In addition, the Company had previously leased land and a building for its former corporate offices. In June 1994, the lessor sold the building and relieved the Company of all its liabilities related to the lease. This resulted in a gain of approximately $223,000 for previously accrued lease liabilities. In 1995, general and administrative expenses increased as a percentage of revenue due to the hiring of additional operating, administrative and financial control employees to manage current and expected future growth.

     Interest. Interest income increased from $165,000 in 1993, to $298,000 in 1994 due to higher average cash balances and the income received from the proceeds of the private placement of the Company's common stock in December 1994. Interest income increased to $2.1 million in 1995 due to the income from the private placement in December 1994 and due to the income from the proceeds of the initial public offering in September 1995.

     Interest expense increased from $279,000 in 1993 to $795,000 in 1994 due to the impact of a full year's financing costs incurred for the new corporate offices compared to only three months in 1993, offset by the impact of the redemption and conversion of $1.0 million of convertible subordinated debentures outstanding in September 1994. Interest decreased to $645,000 in 1995 due to the redemption and conversion of the subordinated debentures in 1994, offset by increased interest related to new capital lease obligations in 1994 and 1995.

          Income taxes. The effective income tax rate was 26.5% and 45.1% in 1993 and 1994, respectively. The 1993 effective tax rate was less than the statutory federal rate of 34%, due to the benefit of reducing the valuation allowance for deferred tax assets. In 1994, the effective tax rate was more than the statutory federal tax rate of 34% due primarily to state and local taxes and non-deductible intangible asset amortization. In 1995, the Company recognized a $40,000 tax expense, while incurring a pre-tax loss of $175,000, primarily due to state and local taxes and non-deductible intangible asset amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through cash flows generated from operations, the sale of equity and debt securities, and capital lease financing. The Company's operating activities provided cash of $2.7 million and $2.4 million for the years ended December 31, 1994 and 1995, respectively, and used cash of $6.6 million for the six months ended June 30, 1996.

     The Company invested in property additions, primarily computer related equipment, of $1.0 million, $3.4 million and $7.1 million for the years ended December 31, 1994 and 1995 and the six months ended June 30, 1996, respectively. In addition, the Company invested $54.1 million in investments in 1995, offset by maturities of $37.7 million, with the proceeds from a private placement of the Company's common stock in December 1994, and the proceeds from the initial public offering in September 1995. For the six months ended June 30, 1996, the Company invested $39.4 million, net of cash acquired, for the acquisition of Servantis and Security APL. These investments were partially funded through $10.6 million of maturities and sales of investments.

     In 1994, the Company repaid $500,000 of convertible subordinated debentures and notes payable. The Company paid capital lease obligations of $711,000 in 1994 and $1.0 million in 1995. In addition, in September 1995, the Company issued 4,975,310 shares of the Company's common stock in the initial public offering for an aggregate $82.7 million. For the six months ended June 30, 1996, the Company borrowed $1.1 million under an unsecured loan, received $871,000 from the exercise of stock options and paid principal obligations under capital leases of $571,000.

     The Company's cash and cash equivalents and short term investments were $39.1 million at June 30, 1996, a decrease of $45.8 million from December 31, 1995. As of June 30, 1996 and 1995, the Company's ratio of current assets to current liabilities was 2.0 to 1.0 and 10.4 to 1.0, respectively, and working capital was $45.5 million and $81.8 million, respectively. The significant decrease in the current ratio and working capital was due to the acquisition of Servantis and Security APL.

     In August 1996, the Company signed a definitive agreement to sell certain software for $20 million. The sale is expected to close in September. In September 1996, the Company signed a definitive agreement to purchase Intuit Services Corporation for 12.6 million shares of Company common stock. The Company also signed a Service and License Agreement with Intuit that requires a $10 million payment upon the closing of the ISC acquisition, and an additional payout of $10 million on October 1, 1997. The Company expects to incur a yet-to-be-determined in-process research and development charge in the quarter the ISC acquisition closes. Certain stockholders have an option to sell up to 280,565 shares of common stock to the Company at $19 per share. Such option expires no later than September 30, 1996.

     The Company believes that the cash equivalents and investments will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements through at least December 31, 1997. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment.

INFLATION.

     The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices, and other factors discussed in the Company's prior filings with the Securities and Exchange Commission.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of the Company, together with reports thereon from Deloitte & Touche LLP are set forth on pages F-1 through F-20 hereof (see Item 14 of this Annual Report for the Index).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers, directors and corporate officers of the Company are as follows:

          NAME                            AGE                                     POSITION
Peter J. Kight                            40         President, Chief Executive Officer and Chairman of the Board
Mark A. Johnson                           43         President of Business Services, and Director
Howard S. Baulch                          43         Executive Vice President, Systems, Support and Development
Mark D. Phelan                            42         Executive Vice President, Corporate Services
James S. Douglass                         34         Executive Vice President, Finance and Chief Financial Officer
Kenneth J. Benvenuto                      37         Executive Vice President, Retail Services
James M. Garrett(3)                       38         Executive Vice President, Sales and Marketing
Lynn D. Busing                            44         Executive Vice President, Corporate Banking
Claude A. Thomas                          54         Executive Vice President, Business Development
Jay N. Whipple, III                       39         Executive Vice President, Portfolio Services
Geoffrey D. Gill                          30         Vice President, Finance
John M. Stanton                           36         Vice President, Treasurer and Assistant Secretary
Curtis A. Loveland                        49         Secretary
William P. Boardman                       55         Director
George R. Manser(1)(2)                    65         Director
Eugene F. Quinn(1)(2)                     42         Director
Jeffrey M. Wilkins(1)                     52         Director

____________

(1)      Member of the Audit Committee.

(2)      Member of Stock Option and Compensation Committee.

(3)      Resigned in July 1996.

     Directors of the Company are elected at the annual stockholder's meeting for staggered three-year terms and serve until their successors are duly elected and qualified. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among directors and executive officers of the Company.

     Peter J. Kight is the founder of the Company and has served as Chairman, President, and Chief Executive Officer since 1981. He has also served as president of Servantis Systems Holdings, Inc. ("Servantis") since February 1996. Mr. Kight is a Director of Metatec Corporation, a publicly-held company which distributes information utilizing CD ROM technology.

     Mark A. Johnson has served as the President of Business Services of the Company since 1996. He has been a Director of the Company since 1983. Mr. Johnson served as Treasurer from 1993 to 1996, as Executive Vice President of the Company from 1993 to 1996, as Senior Vice President of the Company from 1991 to 1993, and as a Vice President from 1982 to 1991.

     Howard S. Baulch has served as Executive Vice President of Systems, Support and Development from 1994 to present. From 1992 to July 1994, Mr. Baulch served as Director of Systems Architecture for Mead Data Central. He also served as Director of Quality Assurance for Mead Data Central from 1990 to 1992.

     Mark D. Phelan has served as Executive Vice President of the Company in various capacities from 1992 to present. From 1982 to 1992, Mr. Phelan served as a Sales Vice President of AT&T Corporation, a worldwide telecommunications company.

     James S. Douglass has served as Executive Vice President of Finance and Chief Financial Officer of the Company since September 1996. From 1994 to 1996, Mr. Douglass was Vice President-Corporate Controller and Chief Accounting Officer for Medaphis Corporation. From 1988 to 1994, Mr. Douglass served in various capacities with KPMG Peat Marwick LLP, most recently as senior manager.

     Kenneth J. Benvenuto has served as Executive Vice President of the Company since March 1996. From 1994 to 1996, he was employed by Servantis as the Treasury Products Division President. From 1993 to 1994, Mr. Benvenuto served as Vice President of Best Programs, Inc., an accounting software firm. From 1986 to 1993, he was an Executive Vice President of Mitchell Humphrey & Company, a client/server-based financial management software firm.

     James M. Garrett has served as Executive Vice President of Sales and Marketing of the Company since March 1996. From 1995 to 1996, he was employed by Servantis, most recently as Executive Vice President of Marketing and Business Development. From 1991 to 1995, Mr. Garrett served as President of Group Eagle Consulting. While President of Group Eagle Consulting, Mr. Garrett also served as Senior Vice President, Marketing and Sales for Cadtel Systems, Inc. from 1991 to 1992, and as Director of Sales for Scientific Atlanta Inc. from 1992 to 1994. Mr. Garrett resigned from the Company in July 1996.

     Lynn D. Busing has served as Executive Vice President of Corporate Banking of the Company since March 1996. From 1994 to 1996, he was employed by Servantis most recently as Senior Vice President of the Corporate Banking Group. From 1987 to 1993, Mr. Busing served as Vice President, U.S. Software and Services of Digital Equipment Corporation.

     Claude A. Thomas has served as Executive Vice President of Business Development of the Company since March 1996. From 1993 to 1995, Mr. Thomas served as Senior Vice President, Division Chief Executive Officer and Chief Operating Officer of First Financial Management Corporation. From 1986 to 1993, he served as Vice President, Financial Industry of Digital Equipment Corporation.

     Jay N. Whipple, III has served as Executive Vice President of Portfolio Services of the Company since May 1996. Mr. Whipple was founder of Security APL, Inc. and served as it's President, Chief Executive officer and Chairman of the Board from 1978 to 1996.

     Geoffrey D. Gill has served as Vice President of Finance of the Company since April 1996. From 1994 to 1996, he was employed by Servantis as Vice President of Finance. From 1988 to 1994, Mr. Gill served in various capacities with Coopers & Lybrand L.L.P., most recently as audit manager.

     John M. Stanton has served as Vice President and Treasurer of the Company since March 1996. He served as Corporate Controller of the Company from 1994 to 1996, and as Chief Accounting Officer from 1995 to 1996. From 1982 to 1994, Mr. Stanton served in various capacities with KPMG Peat Marwick LLP, most recently as a Senior Manager.

     Curtis A. Loveland has served as Secretary of the Company since 1983. Mr. Loveland has been associated with the law firm of Porter, Wright, Morris & Arthur since 1973 and a partner since 1979.

     William P. Boardman has served as a Director of the Company since July 1996. Mr. Boardman has been a Senior Executive Vice President with Bank One Corp. since 1984.

     George R. Manser has served as a Director of the Company since 1983. Since July 1994, Mr. Manser has served as Chairman of Uniglobe Travel (Capital Cities) Inc., which franchises travel agencies in certain areas of the U.S. From 1985 to 1994, he served as Chairman of North American National Corporation, a life insurance holding company. Mr. Manser is a Director of Cardinal Health Inc., a publicly-held wholesale drug distributor, State Auto Financial Corporation, a publicly-held insurance company, AmeriLink Corporation, a publicly-held cabling services company, and Hallmark Financial Services, Inc., a publicly-held insurance services company. He is also an Advisory Director to the Corporate Finance Department of J.C. Bradford & Co., a NASD broker-dealer.

     Eugene F. Quinn has served as a Director of the Company since 1994. Since October 1994, Mr. Quinn has served as General Manager, Tribune Interactive Services of Tribune Company, a publicly-held diversified media company. From August 1991 to October 1994, he served as General Manager, Chicago Online of Chicago Tribune Company. Mr. Quinn served as Associate Managing Editor of Chicago Tribune Company from January 1984 to August 1991. Mr. Quinn is a director of Open Market, Inc., a publicly held Internet software solutions company.

     Jeffrey M. Wilkins has served as a Director of the Company since 1990. Since August 1989, Mr. Wilkins has served as Chairman and Chief Executive Officer of Metatec Corporation, a publicly-held company which distributes information utilizing CD ROM technology.

     COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two standing committees: a Stock Option and Compensation Committee and an Audit Committee. The Stock Option and Compensation Committee has the authority to (i) administer the Company's stock option plans, including the selection of optionees and the timing of option grants; and (ii) review and monitor key employee compensation policies and administer the Company's management compensation plans. The members of the Stock Option and Compensation Committee are Messrs. Manser and Quinn.

     The Audit Committee recommends the annual appointment of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. Messrs. Manser, Quinn, and Wilkins serve as members of the Audit Committee.

     DIRECTOR COMPENSATION

     Directors who are not employees of the Company will receive a $500 retainer for each fiscal quarter, $500 for each Board meeting attended and $250 for each committee meeting attended, plus out-of-pocket expenses incurred in connection with attendance at such meetings. Additionally, in the past, non-employee directors also received stock options granted under the existing stock option plans upon their election to the Board of Directors. Such options have ranged from the right to acquire from 15,000 to 26,307 shares of the Company's Common Stock. The exercise price for such options ranges from $0.57 to $14.25 per share. Such options vest 20% a year over a five year period and terminate 10 years after grant.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are beneficial owners of more than ten percent of the Company's Common Stock ("reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, the Company believes that all filing requirements applicable to its reporting persons were complied with during Transitional Fiscal 1996.

ITEM 11.          EXECUTIVE COMPENSATION.

     EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid during the period from July 1, 1995 through June 30, 1996 to the Company's Chief Executive Officer and each of the Company's other executive officers whose annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                            ANNUAL COMPENSATION            COMPENSATION
                                                      --------------------------------    --------------
                                                                                              AWARDS
                                                                                          --------------
                                                                                            SECURITIES
                                                                                            UNDERLYING         ALL OTHER
                                                          SALARY            BONUS            OPTIONS         COMPENSATION
     NAME AND PRINCIPAL POSITION           YEAR(1)          ($)              ($)               (#)              ($)(2)
- --------------------------------------    ---------   ---------------   --------------    --------------    ---------------
PETER J. KIGHT                              1996          250,000           33,000            1,000                0
President, Chief Executive Officer,         1995          248,173           33,000              0                  0
and Chairman of the Board                   1994          154,615           79,333              0                  0

MARK A. JOHNSON                             1996          161,538           13,500            1,000              1,820
President of Business Services              1995          154,711           38,000              0                1,698
                                            1994          138,077           20,000              0                1,365

MARK D. PHELAN                              1996          155,000           23,300              0                  899
Executive Vice President of                 1995          154,904           47,800              0                1,763
Corporate Services                          1994          149,615           29,800              0                1,831

HOWARD S. BAULCH(3)                         1996          129,904           11,813              0                2,781
Executive Vice President of Systems,        1995          124,904           35,000              0                2,541
Support and Development                     1994           51,231           12,500           263,070               0

JAMES M. GARRETT(4)                         1996           51,162          108,750            25,000               0
Executive Vice President of
Sales and Marketing

- ----------------------

(1) Reference to 1996 is for the period from July 1, 1995 to June, 30, 1996, while reference to 1995 and 1994 is for the period from January 1 to December 31 for those respective years.

(2)      Includes matching contribution to the Company's 401(k) Plan.

(3)      Mr. Baulch was employed by the Company effective July 28, 1994.

(4) Mr. Garrett was employed by the Company effective February 21, 1996 and resigned in July 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning the grant of stock options to the Named Executive Officers under the Company's 1995 Stock Option Plan:

                                                  Individual Grants (1)
- -------------------------------------------------------------------------------------------------------------------

            (a)                         (b)                      (c)                    (D)                  (e)

                                                         % of Total Options
                               Number of Securities           Granted to
                                Underlying Options       Employees in Fiscal       Exercise Price
            NAME                    GRANTED (#)                  YEAR                  ($/SH)          EXPIRATION DATE
            ----                    -----------                  ----                  ------          ---------------
Peter J. Kight                         1,000                    0.2%                   19.38              04/19/06
Mark A. Johnson                        1,000                    0.2%                   19.38              04/19/06
Mark D. Phelan                           0                        -                      -                    -
Howard S. Baulch                         0                        -                      -                    -
James M. Garrett                      25,000                    5.0%                   21.88              02/21/06

(1) This table covers the period from July 1, 1995 to June 30, 1996.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table provides certain information regarding the number and value of stock options held by the Company's Named Executive Officers at June 30, 1996.

                      AGGREGATED OPTION EXERCISES IN LAST
                        FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT FISCAL
                                                             OPTIONS AT FISCAL YEAR-END (#)            YEAR-END ($)(1)
                                                             ------------------------------    -------------------------------
                               SHARES
                              ACQUIRED
                                 ON             VALUE
                              EXERCISE         REALIZED
          NAME                   (#)             ($)         EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
- ------------------------     -----------     ------------    ------------    --------------    ------------    ---------------
Peter J. Kight                   -0-             -0-           315,684          211,456         5,986,947         3,991,298
Mark A. Johnson                  -0-             -0-            72,812           49,542         1,386,705           924,482
Mark D. Phelan                 105,355        1,960,393        300,089            -0-           5,715,195            -0-
Howard S. Baulch                 -0-             -0-             -0-            210,456            -0-            4,008,135
James M. Garrett                 -0-             -0-             1,974           26,316            36,233            24,155

______________

(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end (19.875 on June 28, 1996). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

     The following Compensation Committee Report and Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

          REPORT OF THE STOCK OPTION AND COMPENSATION COMMITTEE OF THE
                               BOARD OF DIRECTORS

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The Stock Option and Compensation Committee has the authority and responsibility to determine and administer the Company's officer compensation policies and to establish the salaries of executive officers, the formula for bonus awards to executive officers, and the grant of stock options to executive officers and other key employees under the Company's 1995 Stock Option Plan. The Stock Option and Compensation Committee consists solely of independent directors of the Company who are not eligible to receive any stock options under the 1995 Stock Option Plan, except pursuant to any formulas provided in the plans. In general, the philosophy of the Stock Option and Compensation Committee is to attract and retain qualified executives, reward current and past individual performance, provide short-term and long-term incentives for superior future performance, and relate total compensation to individual performance and performance of the Company.

     The determination of executive officer base salaries for Transition Fiscal 1996, including increases to base salaries, was based primarily on subjective factors, such as the Stock Option and Compensation Committee's perception of individual performance and the executive officer's contribution to the overall performance of the Company, and not on specific criteria. No specific weight was given to any of these factors because each of these factors was considered significant and the relevance of each varies depending upon an officer's responsibilities. These factors were also taken into account when the Stock Option and Compensation Committee established Peter J. Kight's salary at $250,000 for transition fiscal 1996.

     The purposes of the Company's 1995 Stock Option Plan is to provide long-term incentives to key employees and motivate key employees to improve the performance of the Company's Common Stock. Stock option awards are considered annually by the Stock Option and Compensation Committee. The value of the stock options awarded is entirely dependent upon the Company's stock performance over a period of time.

     The number of shares of the Company's Common Stock subject to the options granted during transition fiscal 1996 was determined based on a subjective evaluation of the past performance of the individual, the total compensation being paid to the individual, the individual's scope of responsibility, and the anticipated value of the individual's contribution to the Company's future performance. No specific weight was given to any of these factors. Although information as to the options awarded to each executive officer during previous years was reviewed by the Stock Option and Compensation Committee, the Stock Option and Compensation Committee did not consider the total amount of options held by an officer in determining the size of an option awarded for transition fiscal 1996.

     Each stock option awarded during transition fiscal 1996 had an exercise price equal to the fair market value of the underlying Common Stock of the Company on the date of the grant. The options granted during transition fiscal 1996 vest and become exercisable at the rate of 20% per year if the option holder remains employed at the time of vesting and terminate ten (10) years from the date of grant. All options granted during transition fiscal 1996 to employees are subject to certain forfeiture restrictions.

     The Budget Reconciliation Act of 1993 amended the Code to add Section 162(m) which bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1,000,000 per year. The Compensation Committee does not believe that this law will impact the Company in the near term because the current level of compensation for each of the Company's executive officers is well below the $1,000,000 salary limitation.

                                      STOCK OPTION AND COMPENSATION COMMITTEE

                                        George R. Manser
                                        Eugene F. Quinn
                                        (For transition fiscal 1996)

                               PERFORMANCE GRAPH

                     COMPARISON OF CUMULATIVE TOTAL RETURN
             AMONG THE COMPANY, THE NASDAQ STOCK MARKET - US INDEX
                 AND THE S&P COMPUTER SOFTWARE & SERVICES INDEX

     The following Performance Graph compares the performance of the Company with that of the Nasdaq Stock Market - US Index and the S&P Computer Software & Services Index, which is a published industry index. The comparison of the cumulative total return to stockholders for each of the periods assumes that $100 was invested on September 27, 1995 (the effective date the Company's Common Stock was registered under the Securities Exchange Act of 1934, as amended), in the Common Stock of the Company, and in the Nasdaq Stock Market - US Index and the S&P Computer Software & Services Index and that all dividends were reinvested.

              CheckFree Corporation            S&P             NASDAQ
              ---------------------            ---             ------
       9/95          100                     100               100
      12/95          107.5                   103.7257          100.9016
       6/96           99.375                 132.0183          113.65

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information as of September 16, 1996 regarding beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock; (ii) each director of the Company; (iii) the Named Executive Officers, excluding Mr. Garrett who resigned in July 1996;
(iv) all current directors and executive officers as a group:

                                                                             SHARES BENEFICIALLY OWNED (1)(2)

                                                                  ------------------------------------------------------
                        STOCKHOLDER                                       NUMBER                        PERCENT
- ------------------------------------------------------------      -----------------------      -------------------------
Peter J. Kight (3)                                                              6,620,607                15.7%
Mark A. Johnson                                                                 1,573,802                 3.8%
Mark D. Phelan                                                                    474,140                 1.1%
Howard S. Baulch                                                                  107,228                  *
William P. Boardman                                                                     -                  *
George R. Manser                                                                   26,307                  *
Eugene F. Quinn                                                                     5,261                  *
Jeffrey M. Wilkins                                                                 52,614                  *
All directors and executive officers as a group                                11,164,935                26.2%
   (15 persons)(3)

Nationwide Mutual Life                                                          3,705,341                 8.9%
  Insurance Company
  One Nationwide Plaza
  Columbus, Ohio 43215

Tribune Company                                                                 2,686,155                 6.5%
  435 North Michigan Avenue
  Chicago, Illinois 60611

- ----------------------

* Represents beneficial ownership of less than 1% of the Company's outstanding Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2) Includes shares purchasable within 60 days after September 16, 1996 pursuant to the exercise of options covering 420,912 shares for Mr. Kight, 72,812 shares for Mr. Johnson, 300,089 shares for Mr. Phelan, 52,614 shares for Mr. Baulch, 0 shares for Mr. Boardman, 26,307 shares for Mr. Manser, 5,261 shares for Mr. Quinn, 52,614 shares for Mr. Wilkins, and 961,488 shares for all directors and executive officers as a group.

(3) Includes 1,800 shares held by the Peter J. Kight and Teresa J. Kight 1995 Children's Trust. Mr. Kight disclaims ownership of such shares in which he has no pecuniary interest.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Currently, Messrs. Manser and Quinn, neither of whom are employees of the Company, are members of the Stock Option and Compensation Committee. Since 1994, Mr. Kight has served as a member of Metatec Corporation's Board of Directors, of which Mr. Wilkins is Chairman and Chief Executive Officer.

     TRANSACTIONS BETWEEN EXECUTIVE OFFICERS AND THE COMPANY

     On December 16, 1992, Mark A. Johnson, President of Business Services of the Company, and Mark D. Phelan, Executive Vice President of the Company, along with certain other non-executive officers of the Company, purchased shares of Common Stock from two stockholders of the Company. In order to pay for those shares, Mr. Johnson, Mr. Phelan and certain other non-executive officers of the Company entered into agreements with the Company pursuant to which the Company loaned an aggregate of $501,447 to such officers of which none remains outstanding as of June 30, 1996. Mr. Johnson and Mr. Phelan borrowed $100,272 and $100,293, respectively, and Mr. Johnson and Mr. Phelan pledged to the Company the Common Stock acquired with the proceeds of the loans. These loans were evidenced by promissory notes due December 31, 1997, bearing interest at a rate of 6.15% per annum, payable annually. In addition to the restrictions imposed by the pledge, the transfer of the shares by each of these officers is also restricted by agreements which give the Company an option to purchase such officer's shares if that officer's employment with the Company is terminated. The entire principal amount of each note is due on December 31, 1997, except that, if the officer's employment with the Company is terminated, the entire unpaid principal and unpaid accrued interest becomes due and payable within 60 days after such termination. In December 1995, Mr. Johnson repaid all obligations under his promissory note. In June 1996, the Company agreed to forgive all principal and interest payable under Mr. Phelan's promissory note.

     Jay N. Whipple III, the Company's Executive Vice President of Portfolio Services is a minority owner and Vice President of Jay N. Whipple Inc., a consulting firm that provides services to the Company. Under the current arrangement with Jay N. Whipple Inc., the Company pays Jay N. Whipple, Inc. $8,500 per month for consulting services.

     VOTING AGREEMENTS

     Mr. Kight, Mr. Johnson, Greylock Limited Partnership ("Greylock"), Highland Capital Partners Limited Partnership ("Highland"), and Tribune Company ("Tribune") entered into a voting agreement, dated December 2, 1994, pursuant to which Mr. Kight, Mr. Johnson, Greylock and Highland agreed to vote all of their shares of the Company's Common Stock in favor of the election to the Company's Board of Directors of Eugene F. Quinn or such other nominee of Tribune who is reasonably acceptable to Mr. Kight, Mr. Johnson, Greylock and Highland. Additionally, Mr. Kight and Mr. Johnson agreed to vote, and Greylock and Highland agreed to cause their nominees to the Company's Board of Directors to vote, in their capacity as directors, in favor of the election of Tribune's nominee to the Audit Committee of the Company's Board of Directors. Additionally, Tribune agreed to vote all of its shares of the Company's Common Stock in favor of the election to the Company's Board of Directors of (i) Mr. Kight, (ii) Mr. Johnson, (iii) Mr. William S. Kaiser or such other nominee of Greylock as shall be reasonably acceptable to Tribune, and (iv) Mr. Paul A. Maeder or such other nominee of Highland as shall be reasonably acceptable to Tribune. Mr. Kaiser, Class III Director, resigned from the Board of Directors effective March 21, 1996. Mr. Maeder, Class I Director, resigned from the Board of Directors effective April 17, 1996. Messrs. Kaiser and Maeder are general partners of venture capital investment partnerships that purchased shares of the Company in 1992 and either have distributed their shares to their respective limited partners. This voting agreement was terminated on April 19, 1996.

     In addition, Mr. Kight, Mr. Johnson and Tribune entered into a voting agreement, dated April 19, 1996, pursuant to which Mr. Kight and Mr. Johnson agreed to vote all of their shares of the Company's Common Stock in favor of the election to the Company's Board of Directors of Mr. Quinn or such other nominee of Tribune who is reasonably acceptable to Mr. Kight and Mr. Johnson. Additionally, Mr. Kight and Mr. Johnson agreed to vote, in their capacity as directors, in favor of the election of Tribune's nominee to the Audit Committee of the Company's Board of Directors. Under this agreement, Mr. Quinn currently represents Tribune on the Company's Board of Directors and on the Audit Committee. Additionally, Tribune agreed to vote all of its shares of the Company's Common Stock in favor of the election to the Company's Board of Directors of Mr. Kight and Mr. Johnson. This voting agreement terminates on the earlier of the date Tribune holds less than 50% of the shares of the Company's Common Stock acquired from the Company in December 1994 pursuant to the terms of a certain stock purchase agreement, dated as of December 2, 1994, between Tribune and the Company (the "Tribune Agreement"), and from Mr. Kight in January 1995 and any shares subsequently acquired by Tribune pursuant to the exercise of the anti-dilution rights granted in the Tribune Agreement and September 28, 2000.

     MR. KIGHT'S GUARANTY

     In 1993, the State of Ohio issued State Economic Development Revenue Bonds in the aggregate principal amount of $7,515,000 pursuant to a certain trust agreement between the Treasurer of Ohio and The Provident Bank, as trustee ("Provident"). The proceeds of the bonds were applied to the purchase of real property which is now currently being leased by the Company from the Director of Development, State of Ohio for its corporate offices in Columbus, Ohio. Mr. Kight guaranteed the obligations evidenced by the bonds in order to induce their issuance by the State of Ohio pursuant to a guaranty agreement, dated August 1, 1993, made with Provident (the "Guaranty Agreement"). Under the Guaranty Agreement, Mr. Kight's liability is limited to an amount equal to the product of his percentage beneficial ownership of the Company multiplied by the outstanding principal of the bonds; provided, however, that Mr. Kight's liability may not exceed $2,200,000. The Company has agreed to indemnify and reimburse Mr. Kight for any amount paid by him under the Guaranty Agreement. Additionally, under the Guaranty Agreement, with certain limited exceptions, the Director of Development's consent is required for Mr. Kight to sell or otherwise dispose of his equity interest in the Company.

     MISCELLANEOUS

     Curtis A. Loveland, the Company's Secretary, is a partner in the law firm of Porter, Wright, Morris & Arthur, which firm serves as general counsel to the Company.

     Tribune owns a 13% interest in Peapod, L.P. ("Peapod"). Peapod is a business customer of the Company, which generated revenue of $56,953 in transition fiscal 1996.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements are included in this Annual Report on Form 10-K:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 1996 and as of December 31, 1994 and 1995.

                  Consolidated Statements of Operations for the six months ended June 30, 1996 and for each of the three years in the period ended December 31, 1995.

                  Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1996 and for each of the three years in the period ended December 31, 1995.

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and for the each of the three years in the period ended December 31, 1995.

                  Notes to the Consolidated Financial Statements.

     (2) The following financial statement schedule is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

     Schedule II -- Valuation and Qualifying Accounts.

     Independent Auditors' Report on Financial Statement Schedule.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

     (3) Exhibits:

      EXHIBIT                             EXHIBIT
      NUMBER                            DESCRIPTION
      ------                            -----------
        2(a) Agreement and Plan of Merger, dated as of January 15, 1996, among the Company, Checkfree Acquisition Corporation, and Servantis Systems Holdings, Inc. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated January 15, 1996, filed with the Securities and Exchange Commission on January 16, 1996, and incorporated herein by reference.)

        2(b) Agreement and Plan of Merger, dated as of March 21, 1996, among the Company, ISC Acquisition Corporation, and Security APL, Inc. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated March 21, 1996, as amended, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        2(c) Amendment to Agreement and Plan of Merger, dated as of April 30, 1996, among the Company, ISC Acquisition Corporation, and Security APL, Inc. (Reference is made to Exhibit 2(c) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        2(d) Agreement and Plan of Merger, dated as of September 15, 1996, among the Company, Checkfree Acquisition Corporation II, Intuit Inc. and Intuit Services Corporation. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated September 15, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        3(a) Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 3(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        3(b)                Amended and Restated By-Laws of the Company.
                            (Reference is made to Exhibit 3(b) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        3(c) Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(c) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

         4 Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company's Restated Certificate of Incorporation (contained in the Company's Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company's Amended and Restated By-Laws (contained in the Company's Amended and Restated By-Laws filed as Exhibit 3(b) hereto).

        10(a)               Checkfree Corporation 1995 Stock Option Plan.
                            (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(b) Checkfree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 10(b) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(c) Checkfree Corporation Second Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 10(c) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(d) Checkfree Corporation Second Amended and Restated 1983 Incentive Stock Option Plan. (Reference is made to Exhibit 10(d) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(e) Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(f) Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(e). (Reference is made to Exhibit 10(f) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(g) Voting Agreement, dated November 30, 1994, among Peter J. Kight, Greylock Limited Partnership, and Highland Capital Partners Limited Partnership. (Reference is made to Exhibit 10(g) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(h) Voting Agreement, dated December 2, 1994, among Peter J. Kight, Mark A. Johnson, Greylock Limited Partnership, Highland Capital Partners Limited Partnership and Tribune Company. (Reference is made to Exhibit 10(h) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(i) Noncompete, Nondisclosure, and Assignment Agreement, dated February 1, 1990, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(i) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(j) Noncompete, Nondisclosure, and Assignment Agreement, dated February 1, 1990, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(j) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(k) Stock Purchase Agreement, dated December 2, 1994, between the Company and Tribune Company. (Reference is made to Exhibit 10(k) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(l) Stock Transfer Restriction Agreement, dated December 2, 1994, among Peter J. Kight, Mark A. Johnson, and Tribune Company. (Reference is made to Exhibit 10(l) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(m) Investment Agreement, dated November 9, 1983, among the Company (formerly, Aegis Systems, Inc.), The Midland Mutual Life Insurance Company, The Columbus Mutual Life Insurance Company, Grange Mutual Casualty Company, and North American National Corp. (Reference is made to Exhibit 10(m) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(n) Stock Purchase Agreement, dated March 17, 1988, between the Company and Nationwide Mutual Insurance Company. (Reference is made to Exhibit 10(n) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(o) Subscription and Redemption Agreement, dated December 31, 1988, between the Company and The Midland Mutual Life Insurance Company. (Reference is made to Exhibit 10(o) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(p) Subscription and Redemption Agreement, dated December 31, 1988, between the Company and Columbus Mutual Life Insurance Company. (Reference is made to Exhibit 10(p) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(q) Subscription and Redemption Agreement, dated December 31, 1988, between the Company and Grange Mutual Casualty Company. (Reference is made to
                            Exhibit 10(q) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(s) Subscription and Redemption Agreement, dated December 31, 1988, between the Company and Pan Western Life Insurance Company. (Reference is made to Exhibit 10(s) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(t) Subscription Agreement, dated December 31, 1988, between the Company and Nationwide Mutual Insurance Company. (Reference is made to Exhibit 10(t) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(u) Investment Agreement, dated September 20, 1989, among the Company, Columbus Life Insurance Company, Grange Mutual Casualty Company, and North American National Corporation. (Reference is made to Exhibit 10(u) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(v) Amending Agreement, dated November 30, 1994, and letter agreement, dated September 24, 1992, between the Company and Mark D. Phelan. (Reference is made to Exhibit 10(v) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(w) Joint Development and Marketing Agreement, dated August 2, 1995, between the Company and ADP, Inc. (Reference is made to Exhibit 10(w) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(x) Bill Payment and Remote Banking Services Agreement, dated March 25, 1993, between the Company and MasterCard International Incorporated. (Reference is made to Exhibit 10(x) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(y) Amendment to Bill Payment and Remote Banking Services Agreement, dated December 1, 1994, between the Company and MasterCard International Incorporated. (Reference is made to Exhibit 10(y) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(z) Agreement and Release, dated October 16, 1995, between the Company and MasterCard International Incorporated. (Reference is made to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(aa) Electronic Bill Payment Services Marketing Agreement, dated April 26, 1995, between the Company and AT&T Corporation. (Reference is made to Exhibit 10(z) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(bb) Amendment One to Electronic Bill Payment Services Marketing Agreement, dated November 1, 1995, between the Company and AT&T Corporation. (Reference is made to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(cc) Marketing and License Agreement, dated August 14, 1995, among the Company, Virtual Open Network Environment, and Spyglass, Inc. (Reference is made to Exhibit 10(aa) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(dd) Automatic Payment Collection Agreement, dated July 28, 1993, between the Company and CompuServe, Incorporated (with addenda). (Reference is made to Exhibit 10(bb) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(ee) Automatic Payment Collection Agreement, dated August 22, 1994, between the Company and Spry, Inc. (Reference is made to Exhibit 10(cc) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ff) Data Capture Credit Card Terminal Processing Agreement, dated August 22, 1994, between the Company and Spry, Inc. (Reference is made to Exhibit 10(dd) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(gg) Reproduction and Distribution Agreement, dated July 27, 1995, between the Company and Spry, Inc. (Reference is made to Exhibit 10(ee) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(hh) Letter of Intent, dated July 10, 1995, between the Company and CyberCash, Inc. (Reference is made to Exhibit 10(ff) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ii) Electronic Bill Payment Services Agreement, dated March 10, 1995, between the Company and FiTech, Inc. (Reference is made to Exhibit 10(gg) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

       10(jj) Amendment to Bill Payment and Remote Banking Services Agreement, dated July 1, 1995, between the Company and FiTech, Inc. (Reference is made to Exhibit 10(hh) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(kk) ACH Operations Agreement, dated April 1, 1994, between the Company and Society National Bank. (Reference is made to Exhibit 10(ii) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ll) Merchant Processing Agreement, dated March 13, 1995, between the Company and Society National Bank. (Reference is made to Exhibit 10(jj) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(mm) Cooperative Marketing Agreement, dated March 14, 1991, between the Company and Intuit Corporation (including addendum and notice). (Reference is made to Exhibit 10(kk) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(nn) Loan and Stock Restriction Agreement, dated December 16, 1992, between the Company and Mark D. Phelan. (Reference is made to Exhibit 10(ll) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(oo) Stock Pledge and Security Agreement, dated December 16, 1992, between the Company and Mark D. Phelan. (Reference is made to Exhibit 10(mm) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(pp)              Promissory Note, dated December 16, 1992, of Mark
                            D. Phelan. (Reference is made to Exhibit 10(nn) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(qq) Loan and Stock Restriction Agreement, dated December 16, 1992, between the Company and Mark A. Johnson. (Reference is made to Exhibit 10(oo) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(rr) Stock Pledge and Security Agreement, dated December 16, 1992, between the Company and Mark A. Johnson. (Reference is made to Exhibit 10(pp) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ss)              Promissory Note, dated December 16, 1992, of Mark
                            A. Johnson. (Reference is made to Exhibit 10(qq) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(tt) Lease, dated August 1, 1993, between the Company and The Director of Development of the State of Ohio. (Reference is made to Exhibit 10(rr) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(uu) Guaranty Agreement, dated August 1, 1993, between the Company and The Provident Bank. (Reference is made to Exhibit 10(ss) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(vv) Demand Mortgage Note, dated August 25, 1993, of the Company. (Reference is made to Exhibit 10(tt) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ww) Irrevocable Letter of Credit from Society National Bank for the Company, dated August 25, 1993 (including second renewal thereof). (Reference is made to Exhibit 10(uu) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(xx) Open-End Mortgage, Assignment of Rents and Security Agreement, dated August 25, 1993, with the Company as mortgagor and Society National Bank as mortgagee. (Reference is made to Exhibit 10(vv) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(yy) Loan and Security Agreement, dated August 25, 1993, between the Company and Society National Bank. (Reference is made to Exhibit 10(ww) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(zz) Commercial Note Variable Rate, dated January 3, 1995, of the Company. (Reference is made to Exhibit 10(xx) to Registration Statement on Form S-1, as amended (Registration

                            No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(aaa) Reimbursement Agreement, dated August 25, 1993, between the Company and Peter J. Kight. (Reference is made to Exhibit 10(yy) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(bbb) Agreement, dated August 29, 1995, between the Company and Nationwide Mutual Insurance Company. (Reference is made to Exhibit 10(zz) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ccc) Agreement, dated September 8, 1995, among the Company, The Midland Life Insurance Company, The Columbus Life Insurance Company, Grange Mutual Casualty Company, and Pan Western Life Insurance Company. (Reference is made to Exhibit 10(aaa) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ddd) License Agreement, dated October 27, 1995, between the Company and Block Financial Corporation. (Reference is made to Exhibit 10(ddd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(eee) Joint Marketing and Trademark License Agreement, dated December 28, 1995, between the Company and Electronic Data Systems Corporation. (Reference is made to Exhibit 10(eee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(fff) Joint Marketing Agreement, dated November 3, 1995, between the Company and Fiserv, Inc. (Reference is made to Exhibit 10(fff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(ggg) License Agreement, December 29, 1995, between the Company and Premiere Communications, Inc. (Reference is made to Exhibit 10(ggg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(hhh) Payment Services, Software Development and Marketing Agreement, dated as of February 27, 1996, between the Company and CyberCash. (Reference is made to Exhibit 10(a) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.) **

        10(iii) Termination of Voting Agreement, dated as of April 19, 1996, among Peter J. Kight, Mark A. Johnson, Greylock Limited Partnership, Highland Capital Partners Limited Partnership and Tribune Company. (Reference is made to Exhibit 10(b) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(jjj) Voting Agreement, dated as of April 19, 1996, among Peter J. Kight, Mark A. Johnson, and Tribune Company. (Reference is made to Exhibit 10(c) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(kkk) Executive Employment Agreement between the Company and Kenneth J. Benvenuto. (Reference is made to Exhibit 10(d) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(lll) Executive Employment Agreement between the Company and Robert E. Bowers. (Reference is made to Exhibit 10(e) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(mmm) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit 10(f) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(nnn) Executive Employment Agreement between the Company and James M. Garrett. (Reference is made to Exhibit 10(g) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(ooo) Executive Employment Agreement between the Company and James Robert Lewis, III. (Reference is made to
                            Exhibit 10(h) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(ppp) Executive Employment Agreement between the Company and Jay N. Whipple, III. (Reference is made to
                            Exhibit 10(i) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(qqq)   *         Agreement for ACH Services between the Company and
                            The Chase Manhattan Bank, N.A., dated as of July 1,
                            1996.

        21        *         Subsidiaries of the Company.

        23        *         Consent of Deloitte & Touche LLP.

        24        *         Powers of Attorney.

        27        *         Financial Data Schedule.

- -----------

     * Filed with this report.

    ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

       (B)      REPORTS ON FORM 8-K

                The Company filed the following Current Reports on Form 8-K since March 31, 1996:

                           Current Report on Form 8-K, dated April 19, 1996, filed with the Securities and Exchange Commission on April 23, 1996 (Item 8).

                           Current Report on Form 8-K, dated May 9, 1996, filed with the Securities and Exchange Commission on May 20, 1996 (Items 2 and 7).

                           Current Report on Form 8-K/A No. 1, dated May 9, 1996, filed with the Securities and Exchange Commission on July 22, 1996 (Items 2 and 7).

                           Current Report on Form 8-K dated July 2, 1996, filed with the Securities and Exchange Commission on July 8, 1996 (Items 5).

         (C)      EXHIBITS

                  The exhibits to this report begin on page __.

         (D)      FINANCIAL STATEMENT SCHEDULES

                  The financial statement schedule and the independent auditors' report thereon are set forth on pages F-21 through F-22 hereof.

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
AND FOR THE SIX MONTHS ENDED JUNE 30, 1996
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Checkfree Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Checkfree Corporation and its subsidiaries as of December 31, 1994 and 1995 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Checkfree Corporation and its subsidiaries at December 31, 1994 and 1995 and June 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 and for the six months ended June 30, 1996 in conformity with generally accepted accounting principles.

Columbus, Ohio
August 22, 1996, except for Note 17 as to which the date is September 15, 1996

DELOITTE & TOUCHE LLP

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31,        DECEMBER 31,         JUNE 30,
ASSETS                                                                              1994                1995               1996
CURRENT ASSETS:
  Cash and cash equivalents                                                $     2,208,725      $    63,839,854     $    20,987,355
  Investments                                                                   11,819,937           21,012,141          18,089,029
  Accounts receivable                                                            1,862,496            3,389,084          29,516,548
  Assets held for sale                                                                                                   20,000,000
  Prepaid expenses and other                                                     1,079,612            1,915,969           2,205,800
  Refundable income taxes                                                                               144,119
  Deferred income taxes                                                            112,123              165,543
                                                                           ---------------      ---------------     ---------------

            Total current assets                                                17,082,893           90,466,710          90,798,732

PROPERTY AND EQUIPMENT - Net                                                    12,156,280           13,559,180          36,567,141

OTHER ASSETS:
  Capitalized software, net                                                        493,054              285,554          34,407,680
  Intangible assets, net                                                                                                 27,507,677
  Investments                                                                                         7,498,835           2,898,065
  Other noncurrent assets                                                          779,833            3,831,649           4,050,249
                                                                           ---------------      ---------------     ---------------

            Total other assets                                                   1,272,887           11,616,038          68,863,671
                                                                           ---------------      ---------------     ---------------


TOTAL                                                                      $    30,512,060      $   115,641,928     $   196,229,544
                                                                           ===============      ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $       483,052      $       706,459     $     5,434,468
  Accrued liabilities                                                            2,994,545            5,632,852          14,876,861
  Customer deposits                                                                217,951              192,456             575,595
  Current portion of long-term obligations                                       1,081,611            1,161,192           1,112,184
  Deferred revenue                                                                 754,154              982,171          15,438,798
  Income taxes payable                                                             153,032                                   45,608
  Deferred income taxes                                                                                                   7,819,505
                                                                           --------------       ---------------     ---------------

           Total current liabilities                                             5,684,345            8,675,130          45,303,019

ACCRUED RENT AND OTHER                                                              65,637               50,755             195,169

DEFERRED INCOME TAXES                                                              176,663              308,711           4,732,324

LONG-TERM OBLIGATIONS - Less current portion:
  Obligations under capital leases                                               8,007,079            7,157,465           7,136,817
  Stockholder's note                                                                50,000               50,000              50,000
  Notes payable to banks                                                           156,250               75,000           1,137,500
                                                                           ---------------      ---------------     ---------------

           Total long-term obligations                                          8,213,329             7,282,465           8,324,317

COMMITMENTS (Notes 11, 12 and 13)

STOCKHOLDERS' EQUITY:
  Preferred stock - 15,000,000 authorized shares, $.01 par value;
    no amounts issued or outstanding                                                                       -                   -
  Common stock - 150,000,000 authorized shares, $.01 par value;
    issued 27,619,193 shares, 32,864,765 shares and 42,274,800 shares             276,192               328,648             422,748
  Additional paid-in capital                                                   17,210,032           100,133,800         276,823,109
  Less:
    Treasury stock - at cost, 757,536 shares                                     (629,481)             (629,481)           (629,481)
    Stockholders' notes receivable                                               (325,932)             (133,793)
    accumulated deficit                                                          (158,725)             (374,307)       (138,941,661)
                                                                           --------------       ---------------     ---------------

           Total stockholders' equity                                          16,372,086            99,324,867         137,674,715
                                                                           --------------       ----------------    ---------------


TOTAL                                                                      $   30,512,060       $   115,641,928     $   196,229,544
                                                                           ==============       ===============     ===============


See notes to consolidated financial statements.

CHECKFREE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                            YEAR ENDED DECEMBER 31,                             1996
                                             --------------------------------------------------
                                                    1993              1994           1995
REVENUES:
  Processing and servicing                    $  23,337,061    $  31,097,631    $  39,535,737                $  27,141,624
  Merchant discount                               5,648,539        7,184,729        9,794,280                    6,162,914
  License fees                                         --               --               --                     10,970,034
  Maintenance fees                                     --               --               --                      1,978,287
  Other                                           1,906,675          984,275             --                      4,787,003
                                              -------------    -------------    -------------                --------------

           Total revenues                        30,892,275       39,266,635       49,330,017                   51,039,862
                                              -------------    -------------   --------------                -------------


EXPENSES:
  Cost of processing, servicing and support      19,516,041       25,787,164       32,292,787                   40,351,784
  Research and development                        3,677,898        4,825,910        7,008,625                   10,177,164
  Sales and marketing                             3,730,311        4,553,073        7,405,341                   17,512,910
  General and administrative                      2,466,395        2,717,175        4,288,696                    8,805,891
  In process research and development                  --               --               --                    122,357,586
                                              -------------      -----------     ------------                -------------

            Total expenses                       29,390,645       37,883,322       50,995,449                  199,205,335
                                              -------------       ----------       ----------                  -----------


INCOME (LOSS) FROM OPERATIONS                     1,501,630        1,383,313       (1,665,432)                (148,165,473)

OTHER:
  Interest income                                   165,235          298,186        2,135,085                    1,658,749
  Interest expense                                 (278,835)        (795,204)        (644,837)                    (324,726)
                                              -------------    -------------    -------------                 ------------

INCOME (LOSS) BEFORE INCOME TAXES                 1,388,030          886,295         (175,184)                (146,831,450)

INCOME TAX EXPENSE (BENEFIT)                        368,000          400,000           40,000                   (8,628,615)
                                              -------------    -------------    -------------                 ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           1,020,030          486,295         (215,184)                (138,202,835)

EXTRAORDINARY ITEM, EXTINGUISHMENT
  OF DEBT, NET OF TAX                                  --               --               --                       (364,374)
                                              -------------    -------------    -------------                 ------------


NET INCOME (LOSS)                             $   1,020,030    $     486,295    $    (215,184)               $(138,567,209)
                                              =============    =============    ==============               =============


PER SHARE AMOUNTS:
  Income (loss) before extraordinary item     $        0.04    $        0.02    $       (0.01)               $       (3.69)
  Extraordinary item                                                                                                 (0.01)
                                              -------------    -------------    -------------                -------------

            Net income (loss)                 $        0.04    $        0.02    $       (0.01)               $       (3.70)
                                              =============    =============    =============                =============

WEIGHTED AVERAGE COMMON AND
  EQUIVALENT SHARES OUTSTANDING                  26,886,254       27,103,287       28,218,521                   37,419,580
                                              =============    =============    =============                =============


See notes to consolidated financial statements.

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------------------------------

                                                   NUMBER OF      COMMON      ADDITIONAL  NUMBER OF     TREASURY   STOCKHOLDERS'
                                                   SHARES OF     STOCK AT      PAID-IN    SHARES OF     STOCK AT     NOTES
                                                  COMMON STOCK     PAR         CAPITAL  TREASURY STOCK    COST     RECEIVABLE
BALANCE, DECEMBER 31, 1992                          24,021,579   $240,216   $  4,344,979   (606,666)   $(504,113)   $(501,447)

Net income                                                --         --             --         --           --           --
Treasury stock acquired                                   --         --             --      (60,348)     (50,147)      50,147
Repayment of loans to stockholders                        --         --             --         --           --         50,147
                                                    ----------   --------   ------------   --------    ---------    ---------


BALANCE, DECEMBER 31, 1993                          24,021,579    240,216      4,344,979   (667,014)    (554,260)    (401,153)

Net income                                                --         --             --         --           --           --
Stock options exercised                                 52,614        526         29,474       --           --           --
Treasury stock acquired                                   --         --             --      (90,522)     (75,221)      75,221
Conversion of subordinated debentures                1,127,439     11,274        738,726       --           --           --
Sale of common stock                                 2,417,561     24,176     12,096,853       --           --           --
                                                    ----------   --------   ------------   --------    ---------    ---------

BALANCE, DECEMBER 31, 1994                          27,619,193    276,192     17,210,032   (757,536)    (629,481)    (325,932)

Net loss                                                  --         --             --         --           --           --
Stock options exercised                                270,262      2,703        172,082       --           --           --
Tax benefit associated with exercise of stock
  options                                                 --         --           57,586       --           --           --
Sale of common stock, net of expenses related
  to public offering                                 4,975,310     49,753     82,694,100       --           --           --
Repayment of loans to stockholders                        --         --             --         --           --        192,139
Cash payments in lieu of fractional shares                --         --             --         --           --           --
                                                    ----------   --------   ------------   --------    ---------    ---------

BALANCE, DECEMBER 31, 1995                          32,864,765    328,648    100,133,800   (757,536)    (629,481)    (133,793)

Net loss                                                  --         --             --         --           --           --
Stock options exercised                                874,195      8,742        862,088       --           --           --
Tax benefit associated with exercise of stock
  options                                                 --         --        1,100,141       --           --           --
Issuance of common stock and stock options           8,535,840     85,358    174,727,080       --           --           --
  pursuant to acquisitions
Repayment of loans to stockholders                        --         --             --         --           --        133,793
Cash payments in lieu of fractional shares                --         --             --         --           --           --
                                                    ----------   --------   ------------   --------    ---------    ---------


BALANCE, JUNE 30, 1996                              42,274,800   $422,748   $276,823,109   (757,536)   $(629,481)   $    --
                                                    ==========   ========   ============   ========    =========    =========

                                                                         TOTAL
                                                      ACCUMULATED     STOCKHOLDERS'
                                                        DEFICIT         EQUITY
BALANCE, DECEMBER 31, 1992                           $  (1,665,050)   $   1,914,585

Net income                                               1,020,030        1,020,030
Treasury stock acquired                                       --               --
Repayment of loans to stockholders                            --             50,147
                                                     -------------    -------------

BALANCE, DECEMBER 31, 1993                                (645,020)       2,984,762

Net income                                                 486,295          486,295
Stock options exercised                                       --             30,000
Treasury stock acquired                                       --               --
Conversion of subordinated debentures                         --            750,000
Sale of common stock                                          --         12,121,029
                                                     -------------    -------------

BALANCE, DECEMBER 31, 1994                                (158,725)      16,372,086

Net loss                                                  (215,184)        (215,184)
Stock options exercised                                       --            174,785
Tax benefit associated with exercise of stock
  options                                                     --             57,586
Sale of common stock, net of expenses related
  to public offering                                          --         82,743,853
Repayment of loans to stockholders                            --            192,139
Cash payments in lieu of fractional shares                    (398)            (398)
                                                     -------------    -------------

BALANCE, DECEMBER 31, 1995                                (374,307)      99,324,867

Net loss                                              (138,567,209)    (138,567,209)
Stock options exercised                                       --            870,830
Tax benefit associated with exercise of stock
  options                                                     --          1,100,141
Issuance of common stock and stock options                    --        174,812,438
  pursuant to acquisitions
Repayment of loans to stockholders                            --            133,793
Cash payments in lieu of fractional shares                    (145)            (145)
                                                     -------------    -------------


BALANCE, JUNE 30, 1996                               $(138,941,661)   $ 137,674,715
                                                     =============    =============


See notes to consolidated financial statements.

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Six Months Ended
                                                                                 Year Ended December 31,                June 30,
                                                                       ------------------------------------------          1996
                                                                            1993            1994            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $ 1,020,030    $    486,295    $   (215,184)   $(138,567,209)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Extraordinary item, extinguishment of debt, net of tax                    --              --              --            364,374
    Write-off of in process research and development                          --              --              --        122,357,586
    Depreciation and amortization                                        1,376,533       1,921,665       2,484,677        6,997,102
    Deferred income taxes                                                     --            64,540          78,628       (8,653,323)
    Loss on disposal of property and equipment                                --            33,996          12,650           99,819
    Accretion of investment discount - net                                    --              --          (337,221)            --
    Change in certain assets and liabilities:
      Accounts receivable                                               (2,364,264)        543,052      (1,499,502)      (1,109,875)
      Prepaid expenses and other                                          (443,183)       (269,276)       (915,259)         820,701
      Refundable income taxes                                              159,473            --          (144,119)            --
      Accounts payable                                                     141,325             723         223,407        2,605,707
      Accrued liabilities                                                  562,810         (87,607)      2,623,425        3,428,406
      Customer deposits                                                     82,430        (113,237)        (25,495)         272,647
      Deferred revenue                                                     493,354         153,093         228,017        4,585,841
      Income taxes payable                                                 232,441         (79,409)       (153,032)         152,903
                                                                       -----------    ------------    ------------    -------------

            Net cash provided by (used in) operating activities          1,260,949       2,653,835       2,360,992       (6,645,321)
                                                                       -----------    ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                    (1,351,254)     (1,042,892)     (3,431,016)      (7,089,391)
  Proceeds from the sale of property and equipment                          19,719          23,548             270           29,016
  Capitalization of software development costs                                --              --              --         (1,312,327)
  Purchase of businesses, net of cash acquired                                --              --              --        (39,404,209)
  Purchase of investments                                                     --       (11,819,937)    (54,078,818)            --
  Proceeds from maturities and sales of investments                           --              --        37,725,000       10,644,945
  Purchase of trademark license                                               --              --        (3,000,000)            --
                                                                       -----------    ------------    ------------    -------------

            Net cash used in investing activities                       (1,331,535)    (12,839,281)    (22,784,564)     (37,131,966)
                                                                       -----------    ------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                          --        12,121,029      82,743,853             --
  Redemption of subordinated debentures                                   (400,000)       (250,000)           --               --
  Repayment of notes payable and other debt extinguishment                (458,340)       (250,000)        (75,000)        (608,874)
  Proceeds from notes payable                                                 --              --           225,000        1,100,000
  Repayment of stockholders' notes                                            --              --          (225,000)            --
  Principal payments under capital lease obligations                      (176,412)       (711,435)     (1,038,264)        (570,816)
  Proceeds from stock options exercised including related income
    tax benefits                                                              --            30,000         232,371          870,830
  Cash payments in lieu of fractional shares                                  --              --              (398)            (145)
  Payments received on stockholder notes receivables                        50,147            --           192,139          133,793
                                                                       -----------    ------------    ------------    -------------

            Net cash provided by (used in) financing activities           (984,605)     10,939,594      82,054,701          924,788
                                                                       -----------    ------------    ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,055,191)        754,148      61,631,129      (42,852,499)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,509,768       1,454,577       2,208,725       63,839,854
                                                                       -----------    ------------    ------------    -------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,454,577    $  2,208,725    $ 63,839,854    $  20,987,355
                                                                       ===========    ============    ============    =============



See notes to consolidated financial statements.

CHECKFREE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- ------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - Checkfree Corporation (the Company) was organized in 1981 and is a leading provider of transaction processing services, software and related products to financial institutions and businesses and their customers throughout the United States. See Note 16 for a description of the Company's business segments.

      PRINCIPLES OF CONSOLIDATION AND CHANGE IN FISCAL YEAR - The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Effective January 1, 1996, the Company changed its fiscal year-end from December 31 to June 30. The following presents unaudited summarized consolidated financial information for the six months ended June 30, 1995:

        Total revenues                        $   23,581,343
        Loss from operations                         (67,792)
        Income taxes                                  61,592
        Net income                                    75,288
        Net income per share                             Nil



      PROCESSING AGREEMENTS - The Company has agreements with transaction processors to provide origination and settlement services for the Company. Under the agreements, the Company must fund service fees and returned transactions when presented. These agreements expire at various times through June 1999.

      TRANSACTION PROCESSING - In connection with the timing of the Company's financial transactions processing, the Company is exposed to credit risk in the event of nonperformance by other parties, such as returns and chargebacks. The Company utilizes credit analysis and other controls to manage its credit risk exposure. The Company also maintains a reserve for future returns and chargebacks.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments (primarily United States government agency obligations and commercial paper) purchased with maturities of one month or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with seven financial institutions.

      INVESTMENTS - The Company's investments consist primarily of United States government or government agency obligations and certificates of deposit. The Company classifies these investments as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such investments are carried at amortized cost, which approximates market value.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line and accelerated methods over the estimated useful lives as follows: land improvements, building and building improvements, 15 to 30 years; computer equipment, software, and furniture, 3 to 5 years. Equipment under capital leases is amortized using the straight-line method over the terms of the leases. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease terms.

      CAPITALIZED SOFTWARE COSTS - Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Capital software development costs are amortized on a product-by-product basis using either the straight-line method over the estimated economic life of the product or the ratio of current year gross product revenue to current and anticipated future gross product revenue, whichever is greater. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to estimated net realizable value.

      Amortization of software costs totaled $265,763, $267,624, $207,500 and $2,520,802 for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996, respectively.

      INTANGIBLE ASSETS - The cost of identified intangible assets are generally amortized on a straight-line basis over periods from 6-15 years. Goodwill is amortized on a straight-line basis over 10 years. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows, and other operating factors.

      CAPITAL STOCK - On April 21, 1995, the Company's stockholders increased the authorized number of shares of $.01 par value Common Stock to 25,000,000 and on August 8, 1995 increased the number of authorized shares of $.01 par value Common Stock to 150,000,000. In addition, on August 8, 1995, the Company's stockholders authorized the Board of Directors to issue up to 15,000,000 shares of $.01 par value preferred stock in one or more series and to establish such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as the Board may determine without further stockholder approval. No preferred shares have been issued.

      ADVERTISING - The Company expenses advertising costs as incurred. Advertising expenses were $494,110, $613,158, $1,757,601 and $7,159,234 for the years ended December 31, 1993, 1994 and 1995, and the six months ended June 30, 1996, respectively.


      NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARE - Net income (loss) per common and equivalent share is based on the weighted average number of shares and dilutive common stock equivalents (stock options) outstanding during the periods presented. All share and per share information has been retroactively adjusted for the five-for-one stock split on May 1, 1995 and the 5.2614-for-one split on the effective date of the initial public offering (September 28, 1995). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common shares and stock options issued during the twelve months immediately preceding the initial public offering were treated as if they had been outstanding for all periods, using the treasury stock method. The assumed conversion of the convertible debentures had an insignificant impact on net income (loss) per common and equivalent share.

      RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassified to conform to the 1996 presentation.

      REVENUE RECOGNITION:

      PROCESSING AND SERVICING - Processing and servicing revenues include revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. The Company recognizes revenue when the services are performed.

      As part of processing certain types of transactions, the Company earns revenue from the time money is collected from its customers until the time payment is made to the applicable merchants. These revenues are included in processing and servicing and totalled $130,300, $740,290, $1,622,963 and $1,019,288 for the years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996, respectively.

      MERCHANT DISCOUNT - Merchant discount revenues are recognized when the services are performed. Interchange fees incurred in the settlement of merchant credit card transactions are included in processing and servicing expenses.

      LICENSE FEES - Revenue from software license agreements is recognized upon delivery of the software if there are no significant postdelivery obligations. The revenue related to significant postdelivery obligations is deferred and recognized using the percentage-of-completion method.

      MAINTENANCE FEES - Maintenance fee revenue is recognized ratably over the term of the related contractual support period, generally 12 months.

      EXPENSE CLASSIFICATION:

      PROCESSING, SERVICING AND SUPPORT- Processing, servicing and support costs consist primarily of data processing costs, customer care and technical support, and third party transaction fees, which consist primarily of credit card interchange fees, ACH transaction fees and the amortization of software costs.

      RESEARCH AND DEVELOPMENT - Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and business development personnel.

      SALES AND MARKETING - Sales and marketing expenses consist primarily of salaries and commissions of sales employees, public relations and advertising costs, customer acquisition fees and royalties paid to distribution partners.

      GENERAL AND ADMINISTRATIVE - General and administrative expenses consist primarily of salaries for administrative, executive, financial control, and human resource employees.

2.    ACQUISITIONS

      On February 21, 1996, the Company acquired Servantis Systems Holdings, Inc. (Servantis) for $165.1 million, including 5.7 million shares of common stock, valued at $20.00 per share, the issuance of stock options valued at $8.2 million and the retirement of certain debt of $42.5 million, and the assumption of liabilities of approximately $38.3 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $90.6 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Servantis' operations are included in the consolidated results of operations from the date of the acquisition.

      On May 9, 1996, the Company acquired Security APL, Inc. (Security APL) for $53 million, including 2.8 million shares of common stock, valued at $18.50 per share, and the assumption of liabilities of approximately $5.5 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $28.8 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Security APL's operations are included in the consolidated results of operations from the date of the acquisition.

      In March 1996, the Company acquired Interactive Solutions Corp. ("IS") for $3.0 million, including 85,000 shares of common stock valued at $21.25 per share. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $3.0 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. IS's operations are included in the consolidated results of operations from the date of acquisition.

      Consistent with the Company's policy for internally developed software, the Company determined the amounts to be allocated to in-process research and development based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. As of the date of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

      The unaudited pro forma results of operations of the Company for the year ended December 31, 1995 and the six months ended June 30, 1996, assuming all of the above acquisitions occurred at the beginning of each period are as follows:

                                     Year Ended            Six Months Ended
                                  December 31, 1995          June 30, 1996
                                     (In thousands, except per share data)
Total revenues                         $ 110,974               $ 59,384
Loss before extraordinary item           (16,333)               (25,564)
Net loss                                 (16,698)               (25,929)
Net loss per share                         (0.45)                 (0.63)



      This information is presented to facilitate meaningful comparisons to on-going operations and to other companies. The unaudited pro forma amounts above do not include a charge for in-process research and development of $122.4 million arising from the acquisitions. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transactions occurred at the beginning of the periods presented, nor should it be used to project the Company's results of operations for any future periods.

3.    INVESTMENTS

      The carrying amounts, which approximate market value, of investments in debt securities are as follows:

                                     December 31,                    June 30,
                                 1994              1995                1996
U.S. Government and
  Government Agency
  Obligations               $ 11,819,937     $   28,510,976     $   20,762,950
Certificates of Deposit           -                  -                 224,144
                            ------------     --------------     --------------
Total                       $ 11,819,937     $   28,510,976     $   20,987,094
                            ============     ==============     ==============




      Gross unrealized gains and losses at each date were insignificant. In addition, sales of securities and related realized gains/losses, based on the specific identification cost method, were insignificant for each of the periods.

      Contractual maturities of debt securities at June 30, 1996 are shown below. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


Due in one year or less                              $   18,089,029
Due after one year through five years                     2,898,065
                                                     --------------
Total                                                $   20,987,094
                                                     ==============



4.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                             December 31,            June 30,
                                           1994          1995          1996
Trade accounts receivable              $ 1,703,912   $ 2,684,989   $14,858,364
Unbilled trade accounts receivable            --            --      16,203,055
Other receivables                          185,319       736,756       734,851
                                       -----------   -----------   -----------
            Total                        1,889,231     3,421,745    31,796,270
Less allowance for doubtful accounts        26,735        32,661     2,279,722
                                       -----------   -----------   -----------
Total                                  $ 1,862,496   $ 3,389,084   $29,516,548
                                       ===========   ===========   ===========



5.    INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Income tax expense (benefit) consists of the following:


                                                                                   Six Months
                                                 Year Ended December 31,          Ended June 30,
                                          1993          1994          1995            1996



Current:
  Federal                            $   305,800   $   250,929   $  (123,406)   $      --
  State and local                         62,200        84,531        84,778         24,708
                                     -----------   -----------   ------------   ------------
            Total current                368,000       335,460       (38,628)        24,708
Deferred Federal and state taxes            --          64,540        78,628     (8,653,323)
                                     -----------   -----------   ------------   ------------
Total income tax expense (benefit)   $   368,000   $   400,000   $    40,000    $(8,628,615)
                                     ===========   ===========   ===========    ===========



      Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                                        Six Months
                                                    Year Ended December 31,           Ended June 30,
                                            1993             1994            1995          1996


Computed "expected" tax
  expense (benefit)                   $    471,930    $    301,340    $    (59,563)   $(49,922,693)
Change in the beginning of the
  year balance of the valuation
  allowance for deferred tax assets       (256,000)           --              --              --
Non-deductible in-process
  research and development of
  acquired businesses                         --              --              --        41,601,579
Nondeductible intangible
  amortization                              64,767          64,767          64,767         218,918
State and local taxes, net of
  Federal income tax benefit                41,052          55,790          55,953        (626,334)
Other accruals                              36,636         (36,636)
Other - net                                  9,615          14,739         (21,157)         99,915
                                      ------------    ------------    ------------    ------------

Total income tax expense (benefit)    $    368,000    $    400,000    $     40,000    $ (8,628,615)
                                      ============    ============    ============    ============


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994, 1995 and June 30, 1996 are:


                                                      December 31,              June 30,
                                                   1994             1995          1996


Deferred tax assets:
  Net operating loss carryforwards                                            $ 9,295,934
  Allowance for bad debts and returns        $    120,553    $    178,215       1,254,497
  Accrued compensation and related items           91,186         113,180       1,001,332
  State income tax accrued                         20,264          15,132          89,328
  Deferred revenue                                                120,000
  Valuation allowance                                --              --        (6,000,000)
                                             ------------    ------------     -----------
            Total deferred tax assets             232,003         426,527       5,641,091
                                             ------------    ------------     -----------

Deferred tax liabilities:
  Assets held for sale                               --              --        (8,000,000)
  Property and equipment                         (169,935)       (308,711)     (1,434,982)
  Capitalized software                             (6,726)                     (5,953,098)
  Intangible assets                                  --              --          (640,176)
  Deferred revenue                                   --              --        (1,936,171)
  Prepaid expenses                               (119,882)       (260,984)       (169,711)
  Other, net                                         --              --           (58,782)
                                             ------------    ------------     -----------
            Total deferred tax liabilities       (296,543)       (569,695)    (18,192,920)
                                             ------------    ------------     -----------

Net deferred tax liability                   $    (64,540)   $   (143,168)   $(12,551,829)
                                             ============    ============    ============



      At June 30, 1996, the Company has approximately $25,000,000 of net operating loss carryforwards available, expiring in 2009 to 2011, including approximately $16,000,000 related to a purchased subsidiary which can only be used to offset income earned by the subsidiary up to specified annual amounts. The valuation allowance reduces deferred tax assets to the amount the Company believes more likely than not will be realized. Any future realization of tax benefits for which the valuation allowance has been recorded would result in a reduction of intangible assets, based on unamortized recorded balances as of June 30, 1996.

6.    INTANGIBLE ASSETS

      The components of intangible assets at June 30, 1996 are as follows:

Workforce                                      $     7,195,200
Tradenames                                           4,164,444
Customer base                                        3,459,111
Goodwill                                            13,647,058
                                               ---------------
            Total                                   28,465,813
Less accumulated amortization                          958,136
                                               ---------------
Intangible assets, net                          $   27,507,677
                                                ==============


7.    PROPERTY AND EQUIPMENT

      The components of property and equipment are as follows:

                                            December 31,           June 30,
                                          1994         1995          1996
Land and land improvements           $ 3,145,746   $ 3,145,746   $ 3,145,746
Building and building improvements     4,391,824     4,626,902    13,531,873
Computer equipment and software
  licenses                             7,389,731     9,915,370    22,655,049
Furniture and equipment                1,780,963     2,350,893     7,055,892
                                       ---------     ---------     ---------
            Total                     16,708,264    20,038,911    46,388,560
Less accumulated depreciation and
  amortization                         4,551,984     6,479,731     9,821,419
                                       ---------     ---------     ---------

Property - net                       $12,156,280   $13,559,180   $36,567,141
                                     ===========   ===========   ===========


8.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:


                                             December 31,            June 30,
                                           1994          1995          1996
Processing fees                       $   818,547   $ 2,061,753   $ 3,662,257
Salaries and related costs                630,466       903,946     5,467,592
Acquisition fees                          515,528       463,162       388,861
Property tax                              287,854       304,509       545,535
Reserve for returns and chargebacks       274,649       390,163       542,387
Other                                     467,501     1,509,319     4,270,229
                                          -------     ---------     ---------

Total                                 $ 2,994,545   $ 5,632,852   $14,876,861
                                      ===========   ===========   ===========


9.    LONG-TERM DEBT AND NOTES PAYABLE

      CONVERTIBLE SUBORDINATED DEBENTURES - In September 1989, the Company issued $1,000,000 of convertible subordinated debentures bearing interest at 10% payable quarterly. The debentures were convertible at the option of the holders at any time, subject to prior redemption provisions, into 1,503,235 shares of common stock at $.67 per share. In 1994, the Company called the debentures which resulted in $750,000 of debentures being converted into 1,127,439 common shares. The remaining $250,000 of debentures were redeemed and the Company paid a premium of $75,000 which was expensed.

      STOCKHOLDERS' AND BANK NOTES PAYABLE - The Company has unsecured loans payable to certain stockholders totalling $275,000, $50,000 and $50,000 at December 31, 1994 and 1995 and June 30, 1996, respectively, of which $50,000 is due in December 1998. These loans bear interest based on the prime rate as defined in the notes (total of 9.5% at December 31, 1994 and 1995 and 9.25% at June 30, 1996). Interest expense on the notes was $19,517, $20,334, $5,379 and $1,938 for the years ended December 31, 1993,
      1994 and 1995 and for the six months ended June 30, 1996, respectively. In January 1995, $225,000 was refinanced with a bank into a 36 month unsecured term loan payable in monthly installments of $6,250 at the prime rate, due in February 1998.

      In March 1996, the Company executed an unsecured note payable with a bank for $1.1 million. The principal amount is due in March 1998, with interest payable quarterly based on the LIBOR rate (total of 6.2% at June 30, 1996).

      The estimated fair value of the Company's notes payable approximates their carrying amounts based on currently available debt with similar interest rates and remaining maturities.

      During the six months ended June 30, 1996, the Company retired certain debt in connection with a business acquisition, resulting in an extraordinary loss of $364,374, net of income taxes of $204,961.

10.   OBLIGATIONS UNDER CAPITAL LEASES

     During 1993, the Company entered into a 20 year lease with the Department of Development of the State of Ohio for land and an office building located in Columbus, Ohio. The Company has the option to purchase the land and building for $1 at the termination of the lease and thus, the Company has recorded the transaction as a capital lease. The lease payments are secured by a $751,500 standby letter of credit agreement with a bank and are partially guaranteed by an officer and principal stockholder of the Company. The standby letter of credit is collateralized by a savings account totalling $463,871 at June 30, 1996 and certain real estate adjacent to the leased property. The lease contains certain covenants, the most restrictive of which require the Company to maintain certain debt to equity ratios and tangible net worth and working capital levels.

      The Company also leases certain computer equipment, furniture and telephone equipment under capital leases. The Company is required to pay certain taxes, insurance and other expenses related to the leased property.

      The following is a summary of property under capital leases included in the accompanying balance sheets:

                                             December 31,           June 30,
                                          1994         1995           1996

Land                                 $ 3,145,746   $ 3,145,746   $ 3,145,746
Building                               4,369,254     4,369,254     4,369,254
Computer equipment                     2,441,327     2,703,308     3,204,468
                                       ---------     ---------     ---------
            Total                      9,956,327    10,218,308    10,719,468
Less accumulated amortization            832,194     1,901,055     2,425,823
                                       ---------     ---------     ---------

Property held under capital leases   $ 9,124,133   $ 8,317,253   $ 8,293,645
                                     ===========   ===========   ===========


      Future minimum lease payments required by the capital leases and the net future minimum lease payments are as follows:

Fiscal year ending June 30:
  1997                                                    $     1,591,446
  1998                                                          1,192,198
  1999                                                          1,046,396
  2000                                                            973,167
  2001                                                            837,645
  Thereafter                                                    7,055,149
                                                                ---------
              Total future minimum lease payments              12,696,001
  Less amount representing interest                             4,522,000
                                                                ---------

Net future minimum lease payments                         $     8,174,001
                                                          ===============



11.   OPERATING LEASES

      The Company leases certain office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the leases. Total expense under all operating lease agreements for the years ended December 31, 1993, 1994 and 1995 and for the six months ended June 30, 1996 was $1,030,330, $671,528, $664,948 and $1,935,880, respectively.
      Minimum future rental payments under these leases are as follows:

Fiscal year ending June 30:
  1997                                                     $      5,374,511
  1998                                                            4,614,244
  1999                                                            4,129,695
  2000                                                            3,315,176
  2001                                                            2,937,793
  Thereafter                                                     11,704,720
                                                                 ----------

Total                                                       $    32,076,139
                                                            ===============



12.   EMPLOYEE BENEFIT PLANS

      RETIREMENT PLANS - The Company has three defined contribution 401(k) retirement plans covering substantially all of its employees. Under the plans, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution. Total expense under these plans amounted to, $58,013, $70,880, $96,913 and $366,670 for the years ended December 31,
      1993, 1994 and 1995 and for the six months ended June 30, 1996, respectively.

      GROUP MEDICAL PLAN - The Company has a group medical self-insurance plan covering certain of its employees. The Company has employed an administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions to this plan. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $35,000. Total expense under this plan amounted to $290,000, $397,000, $626,000 and $369,000 for the years ended
      December 31, 1993, 1994 and 1995
      and for the six months ended June 30, 1996, respectively. The Company expenses amounts as claims are incurred and recognizes a liability for incurred but not reported claims. At December 31, 1994 and 1995 and June 30, 1996, the Company has accrued $100,000, $120,000 and $120,000, respectively, as a liability for costs incurred under this plan.

13.   COMMON STOCK

      During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan replaces in its entirety the 1993 Stock Option Plan (the "1993 Plan"). The options granted under the 1995 and 1993 Plans may be either incentive stock options or non-statutory stock options. The terms of the options granted under the 1995 and 1993 Plans are at the sole discretion of a committee of members of the Company's Board of Directors, not to exceed ten years. Generally, options vest at 20% per year from the date of grant. The 1995 Plan provides that the Company may grant options for not more than 2,630,700 shares of common stock to certain key employees, officers and directors. Options granted under the 1995 and 1993 Plans are exercisable according to the terms of each option, however, in the event of a change in control or merger as defined, the options shall become immediately exercisable. At June 30, 1996, 1,691,171 additional shares are available for grant in the aggregate for all Plans.

      Previously, the Company had adopted the 1983 Incentive Stock Option Plan and the 1983 Non-Statutory Stock Option Plan (collectively, the "1983 Plans"), which provided that the Board of Directors may grant options for shares of common stock to certain employees and directors. Under the terms of the 1983 Plans, options are exercisable over a period up to ten years from the grant date. In the event the Company is sold, options outstanding under the 1983 Plans must be repurchased at a price calculated as if the options had been fully exercised.

      All options granted under the 1983 Plans, the 1993 Plan and the 1995 Plan were granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, the Company is entitled to a tax deduction. The tax benefit of the deduction is not reflected in the consolidated statements of operations but is reflected as an increase in additional paid-in capital.

      The following summarizes the stock option activity from January 1, 1993 to June 30, 1996:

                                               Number
                                              of Shares           Price

Balance at December 31, 1992                   1,939,773      $.57 - $.83
Granted                                        1,249,793      $.83 - $.91
Cancelled                                       (341,360)     $.57 - .83
                                               ---------
Balance at December 31, 1993                   2,848,206      $.57 - $.91
Granted                                          927,322      $.83 - $3.04
Exercised                                        (52,614)         $.57
Cancelled                                       (648,178)     $.57 - $.91
                                               ---------
Balance at December 31, 1994                   3,074,736      $.57 - $3.04
                                               =========


                                                   Year Ended                    Six Months Ended
                                               December 31, 1995                  June 30, 1996

                                        -------------------------------      ---------------------------------
                                         Number of     Weighted Average        Number of      Weighted Average
                                          Shares        Exercise Price          Shares         Exercise Price

Outstanding at beginning of period      3,074,736          $   0.82            2,901,782        $   1.19
Granted                                   160,746              7.12              459,289           21.79
Exercised                                (270,262)             0.65             (874,195)           0.99
Cancelled                                 (63,438)             0.73              (22,020)           1.06
Issued in conjunction with
  Servantis Acquisition                                                          443,362            1.52
                                        ---------                              ---------
Outstanding at end of period            2,901,782          $   1.19            2,908,218        $   4.58
                                        =========                              =========

Weighted average fair value of options
  granted during the year                                  $   2.92                             $   8.45
                                                           ========                             ========


      The following table summarizes information about options outstanding at June 30, 1996:



                                Options Outstanding                     Options Exercisable
                 -------------------------------------------------------------------------------------
                                Weighted-Average
    Range of                       Remaining       Weighted-Average             Weighted-Average
 Exercise Prices     Number     Contractual Life    Exercise Price     Number    Exercise Price

$0.57 - $1.00       2,066,754        4.9               $ 0.84       1,273,146       $ 0.83
$1.00 - $4.00         341,652        8.4                 2.14         144,846         1.76
$18.00 - $22.00       239,023        9.6                20.64            --            --
$22.00 - $25.00       260,789        9.8                22.77          15,789        22.63
                    ---------                                        --------

                    2,908,218                          $ 4.58       1,433,781       $ 1.16
                    =========                                       =========


      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1995 and the six months ended June 30, 1996, respectively: dividend yield of 0%; expected volatility of 40 percent; risk-free interest rates of 5.25% to 6.68%; and expected lives of 3-5 years.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net loss and loss per share, net of related income tax effects, would have been as follows:

                                         Year Ended            Six Months Ended
                                      December 31, 1995         June 30, 1996
Net loss                                 $   244,759           $   138,797,202

Net loss per share                       $      0.01           $          3.71



      The pro forma amounts are not representative of the effects on reported net income (loss) for future years.

      In accordance with the terms of a joint marketing agreement, a strategic partner has warrants to purchase up to 650,000 shares of common stock at $20 per share should the partner attain certain customer acquisition targets.

      Under the terms of a joint marketing and trademark licensing agreement, a strategic partner was paid $3,000,000 which has been capitalized and will be amortized over the life of the agreement. Additionally, the strategic partner has the option on August 31, 1996 to accept 118,226 shares of common stock in lieu of a $3,000,000 cash payment then due. In addition, if certain minimum performance standards are not achieved within the term of the agreement, the strategic partner must refund a pro rata portion of the August 31, 1996 payment.

      Certain stockholders have an option to sell up to 280,565 shares of common stock to the Company at $19 per share. Such option expires no later than September 30, 1996.

14.   STOCKHOLDERS' NOTES RECEIVABLE

      In late December 1992, the Company agreed to loan $501,447 to certain officers of the Company for the purchase of 603,456 shares of common stock of the Company from certain stockholders of the Company under a loan and stock restriction agreement. The stock was pledged as security for the notes which bore interest at 6.15% payable annually. The notes have been recorded as contra-equity in the consolidated balance sheets.

15.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   Six Months
                                                   Year Ended December 31,        Ended June 30,

                                         ---------------------------------------  --------------
                                             1993          1994          1995        1996

Interest paid                             $  274,718     $838,153     $645,443   $  321,477
                                          ==========     ========     ========   ==========

Income taxes paid                         $   25,200     $414,869     $211,150   $  468,077
                                          ==========     ========     ========   ==========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

  Capital lease additions                 $7,823,539    $1,594,492     $261,981   $  501,160
                                          ==========    ==========     ========   ==========

  Loans to stockholders repaid with
    common stock                          $   50,147      $75,221
                                          ==========      =======

  Conversion of subordinated debentures                $  750,000
                                                       ==========

  Computer equipment received
    in exchange for accounts receivable                $  395,000
                                                       ==========

Tax benefit associated with the
    exercise of stock options                                                     $1,100,141
                                                                                  ==========

Purchase price of business acquisitions                                         $265,238,845

Less: Issuance of common stock and
    stock options pursuant to
    acquisitions                                                               (174,812,438)

      Liabilities assumed                                                       (44,064,523)
      Cash acquired in acquisitions                                              (6,957,675)
                                                                               -------------
Net cash paid                                                                    $39,404,209
                                                                               =============


16.   BUSINESS SEGMENTS

      Prior to 1996, the Company operated in one segment - Electronic Commerce. With the acquisition of Servantis in February 1996, the Company now also operates in the Financial Application Software Segment. The net revenues of each segment are principally domestic, and no single customer accounted for 10% or more of consolidated revenues for the six months ended June 30, 1996. Approximately 10%, 11% and 13% of the Company's revenues for the years ended December 31, 1993, 1994 and 1995, respectively, were from a single customer. Approximately 11% and 25% of the Company's current receivables - trade and other at December 31, 1994 and 1995, respectively, were from a single customer.

      A further description of each business segment follows:

      ELECTRONIC COMMERCE - Electronic commerce includes electronic home banking, electronic bill payment, automatic accounts receivable collection, electronic accounts payable processing, investment portfolio management services and investment trading and reporting services. These services are primarily directed to financial institutions and businesses and their customers.

      FINANCIAL APPLICATION SOFTWARE - Financial application software includes end-to-end software products for ACH processing, account reconciliation, wire transfer, mortgage loan origination and servicing, lease accounting and debt recovery. These products and services are primarily directed to financial institutions and large corporations.

      The following sets forth certain financial information attributable to the Company's business segments for the six months ended June 30, 1996:

Revenues:
  Electronic commerce                                           $    32,768,717
  Financial application software                                     18,271,145
                                                                     ----------

Total                                                           $    51,039,862
                                                                ===============

Operating income (loss):
  Electronic commerce, net of charge for acquired
    in-process research and development of $106,049,586         $  (120,788,727)
  Financial application software, net of charge for acquired
    in-process research and development of $16,308,000              (24,940,486)
  Corporate                                                         (24,674,777)
                                                                     ----------

Total                                                           $  (148,165,473)
                                                                ================

Identifiable assets:
  Electronic commerce                                           $     54,523,799
  Financial application software                                      96,843,884
  Corporate                                                           46,990,119
                                                                      ----------

Total                                                           $    198,357,802
                                                                ================



Capital expenditures:
  Electronic commerce                                         $        5,688,439
  Financial application software                                       1,087,303
  Corporate                                                              664,809
                                                              ------------------

Total                                                         $        7,440,551
                                                              ==================

Depreciation and amortization:
  Electronic commerce                                         $        2,330,064
  Financial application software                                       4,345,200
  Corporate                                                              321,838
                                                              ------------------

Total                                                         $        6,997,102
                                                              ==================



17.   SUBSEQUENT EVENTS

      In August 1996, the Company signed a definitive agreement to sell certain software for $20,000,000. The sale is expected to close in September 1996. No gain or loss will be recognized on the sale.

      On September 15, 1996, the Company entered into a definitive agreement to purchase Intuit Services Corporation (ISC), a wholly-owned subsidiary of Intuit, Inc., in exchange for approximately 12.6 million shares of the Company's common stock. The agreement contains certain provisions that limit the purchase of additional common shares and the disposition of the common shares to be obtained by Intuit, Inc. The acquisition will be accounted for under the purchase method of accounting and is expected to include a charge in an amount not yet determined for in-process research and development. ISC provides transaction processing and electronic funds transfer services.

      The Company also intends to enter into a service and license agreement with Intuit, Inc., contingent on the consummation of the acquisition of ISC, whereby the Company will obtain a license to connect to and use certain software technology of Intuit Inc. for a payment of $10 million on closing of the ISC acquisition and an additional $10 million on October 1, 1997.

                                   * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Checkfree Corporation and Subsidiaries:

We have audited the consolidated financial statements of Checkfree Corporation and subsidiaries as of December 31, 1995 and 1994 and June 30, 1996, and for each of the three years in the period ended December 31, 1995 and for the six months ended June 30, 1996, and have issued our report thereon dated August 22, 1996, except for Note 17 as to which the date is September 15, 1996; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Checkfree Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Columbus, Ohio
August 22, 1996

                                                                     SCHEDULE II

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995 AND THE
                         SIX MONTHS ENDED JUNE 30, 1996


                        BALANCE AS OF     AMOUNT ASSUMED     CHARGES TO     CHARGES TO                     BALANCE
                          BEGINNING        IN BUSINESS       COSTS AND        OTHER                       AS OF END
                          OF PERIOD        COMBINATION        EXPENSES      DEDUCTIONS     DEDUCTIONS     OF PERIOD
                        -------------     --------------     ----------     ----------     ----------     ---------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS
1993                      $ 35,919          $       --        $ 13,320         $--          $  3,708      $   45,531
1994                        45,531                  --          11,769          --            30,565          26,735
1995                        26,735                  --          18,068          --            12,142          32,661
1996                        32,661           1,861,039         915,472          --           529,450       2,279,722

RESERVE FOR RETURNS
  AND CHARGEBACKS
1993                      $134,507          $       --        $ 84,110         $--          $118,617      $  100,000
1994                       100,000                  --         299,389          --           124,740         274,649
1995                       274,649                  --         370,229          --           254,715         390,163
1996                       390,163                  --         250,655          --            98,431         542,387

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHECKFREE CORPORATION

Date:  September 26, 1996                       By: /s/ MARK A. JOHNSON
                                                   ---------------------------
                                                    Mark A. Johnson, President
                                                    of Corporate Services

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 26th day of September, 1996.

         Signature                          Title

      *PETER J. KIGHT                    Chairman of the Board, President, and Chief Executive Officer
- -------------------------------             (Principal Executive Officer)
      Peter J. Kight

    /s/  Mark A. Johnson                      President of Corporate Services and Director
- -------------------------------
       Mark A. Johnson

      *John M. Stanton                      Vice President and Treasurer
- -------------------------------             (Principal Accounting Officer)
       John M. Stanton

      *James S. Douglass                    Vice President - Finance and Chief Financial Officer
- -------------------------------             (Principal Financial Officer)
       James S. Douglass

      *William P. Boardman                  Director
- -------------------------------
       William P. Boardman

      *George R. Manser                     Director
- -------------------------------
       George R. Manser

      *Eugene F. Quinn                      Director
- -------------------------------
       Eugene F. Quinn

      *Jeffrey M. Wilkins                   Director
- -------------------------------
       Jeffrey M. Wilkins

*By:  /s/ CURTIS A. LOVELAND
    -------------------------------
    Curtis A. Loveland, Attorney-in-Fact

                             CHECKFREE CORPORATION

                               FORM 10-K FOR THE
                            TRANSITIONAL YEAR ENDED

                                 JUNE 30, 1996

                                 EXHIBIT INDEX

  EXHIBIT                                          EXHIBIT                             EXHIBIT INDEX
  NUMBER                                         DESCRIPTION                            PAGE NUMBER
  ------                                         -----------                            -----------
        2(a)                Agreement and Plan of Merger, dated as of January
                            15, 1996, among the Company, Checkfree Acquisition
                            Corporation, and Servantis Systems Holdings, Inc.
                            (Reference is made to Exhibit 2 to the Current
                            Report on Form 8-K, dated January 15, 1996, filed
                            with the Securities and Exchange Commission on
                            January 16, 1996, and incorporated herein by
                            reference.)

        2(b)                Agreement and Plan of Merger, dated as of March 21,
                            1996, among the Company, ISC Acquisition
                            Corporation, and Security APL, Inc. (Reference is made to Exhibit 2 to the Current Report on Form
                            8-K, dated March 21, 1996, as amended, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        2(c) Amendment to Agreement and Plan of Merger, dated as of April 30, 1996, among the Company, ISC
                            Acquisition Corporation, and Security APL, Inc.
                            (Reference is made to Exhibit 2(c) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        2(d)                Agreement and Plan of Merger, dated as of September
                            15, 1996, among the Company Checkfree Acquisition
                            Corporation II, Intuit Inc. and Intuit Services
                            Corporation. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated September 15,
                            1996, filed with the Securities and Exchange
                            Commission, and incorporated herein by reference.)

        3(a)                Restated Certificate of Incorporation of the
                            Company. (Reference is made to Exhibit 3(a) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        3(b)                Amended and Restated By-Laws of the Company.
                            (Reference is made to Exhibit 3(b) to Registration
                            Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        3(c) Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(c) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        4                   Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND
                            ELEVENTH of the Company's Restated Certificate of
                            Incorporation (contained in the Company's Restated
                            Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company's Amended and Restated By-Laws
                            (contained in the Company's Amended and Restated
                            By-Laws filed as Exhibit 3(b) hereto).

        10(a)               Checkfree Corporation 1995 Stock Option Plan.
                            (Reference is made to Exhibit 10(a) to Registration
                            Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(b)               Checkfree Corporation Amended and Restated 1993
                            Stock Option Plan. (Reference is made to Exhibit
                            10(b) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August
                            14, 1995, and incorporated herein by reference.)

        10(c)               Checkfree Corporation Second Amended and Restated
                            1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 10(c) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(d)               Checkfree Corporation Second Amended and Restated
                            1983 Incentive Stock Option Plan. (Reference is made to Exhibit 10(d) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(e) Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(f) Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(e). (Reference is made to Exhibit
                            10(f) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(g)               Voting Agreement, dated November 30, 1994, among
                            Peter J. Kight, Greylock Limited Partnership, and
                            Highland Capital Partners Limited Partnership.
                            (Reference is made to Exhibit 10(g) to Registration
                            Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(h)               Voting Agreement, dated December 2, 1994, among
                            Peter J. Kight, Mark A. Johnson, Greylock Limited
                            Partnership, Highland Capital Partners Limited
                            Partnership and Tribune Company. (Reference is made to Exhibit 10(h) to Registration Statement on Form
                            S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(i)               Noncompete, Nondisclosure, and Assignment
                            Agreement, dated February 1, 1990, between Peter J.
                            Kight and the Company.

                            (Reference is made to Exhibit 10(i) to Registration
                            Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(j)               Noncompete, Nondisclosure, and Assignment
                            Agreement, dated February 1, 1990, between Mark A.
                            Johnson and the Company. (Reference is made to Exhibit 10(j) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(k) Stock Purchase Agreement, dated December 2, 1994, between the Company and Tribune Company. (Reference is made to Exhibit 10(k) to Registration Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(l)               Stock Transfer Restriction Agreement, dated
                            December 2, 1994, among Peter J. Kight, Mark A.
                            Johnson, and Tribune Company. (Reference is made to Exhibit 10(l) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(m) Investment Agreement, dated November 9, 1983, among the Company (formerly, Aegis Systems, Inc.), The
                            Midland Mutual Life Insurance Company, The Columbus
                            Mutual Life Insurance Company, Grange Mutual
                            Casualty Company, and North American National Corp.
                            (Reference is made to Exhibit 10(m) to Registration
                            Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(n) Stock Purchase Agreement, dated March 17, 1988, between the Company and Nationwide Mutual Insurance
                            Company. (Reference is made to Exhibit 10(n) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(o)               Subscription and Redemption Agreement, dated
                            December 31, 1988, between the Company and The
                            Midland Mutual Life Insurance Company. (Reference is made to Exhibit 10(o) to Registration Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(p)               Subscription and Redemption Agreement, dated
                            December 31, 1988, between the Company and Columbus
                            Mutual Life Insurance Company. (Reference is made to Exhibit 10(p) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(q)               Subscription and Redemption Agreement, dated
                            December 31, 1988, between the Company and Grange
                            Mutual Casualty Company. (Reference is made to
                            Exhibit 10(q) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(s)               Subscription and Redemption Agreement, dated
                            December 31, 1988, between the Company and Pan
                            Western Life Insurance Company. (Reference is made to Exhibit 10(s) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(t) Subscription Agreement, dated December 31, 1988, between the Company and Nationwide Mutual Insurance
                            Company. (Reference is made to Exhibit 10(t) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(u) Investment Agreement, dated September 20, 1989, among the Company, Columbus Life Insurance Company,
                            Grange Mutual Casualty Company, and North American
                            National Corporation. (Reference is made to Exhibit
                            10(u) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(v) Amending Agreement, dated November 30, 1994, and letter agreement, dated September 24, 1992, between the Company and Mark D. Phelan. (Reference is made to Exhibit 10(v) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(w)               Joint Development and Marketing Agreement, dated
                            August 2, 1995, between the Company and ADP, Inc.
                            (Reference is made to Exhibit 10(w) to Registration
                            Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)**

        10(x) Bill Payment and Remote Banking Services Agreement, dated March 25, 1993, between the Company and MasterCard International Incorporated. (Reference is made to Exhibit 10(x) to Registration Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)**

        10(y)               Amendment to Bill Payment and Remote Banking
                            Services Agreement, dated December 1, 1994, between the Company and MasterCard International
                            Incorporated. (Reference is made to

                            Exhibit 10(y) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(z) Agreement and Release, dated October 16, 1995, between the Company and MasterCard International
                            Incorporated. (Reference is made to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(aa)              Electronic Bill Payment Services Marketing
                            Agreement, dated April 26, 1995, between the
                            Company and AT&T Corporation. (Reference is made to Exhibit 10(z) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(bb)              Amendment One to Electronic Bill Payment Services
                            Marketing Agreement, dated November 1, 1995, between the Company and AT&T Corporation.
                            (Reference is made to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(cc)              Marketing and License Agreement, dated August 14,
                            1995, among the Company, Virtual Open Network
                            Environment, and Spyglass, Inc. (Reference is made to Exhibit 10(aa) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(dd)              Automatic Payment Collection Agreement, dated July
                            28, 1993, between the Company and CompuServe,
                            Incorporated (with addenda). (Reference is made to Exhibit 10(bb) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(ee)              Automatic Payment Collection Agreement, dated
                            August 22, 1994, between the Company and Spry, Inc.
                            (Reference is made to Exhibit 10(cc) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(ff)              Data Capture Credit Card Terminal Processing
                            Agreement, dated August 22, 1994, between the
                            Company and Spry, Inc. (Reference is made to Exhibit 10(dd) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(gg)              Reproduction and Distribution Agreement, dated July
                            27, 1995, between the Company and Spry, Inc.
                            (Reference is made to

                            Exhibit 10(ee) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(hh)              Letter of Intent, dated July 10, 1995, between the
                            Company and CyberCash, Inc. (Reference is made to Exhibit 10(ff) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(ii)              Electronic Bill Payment Services Agreement, dated
                            March 10, 1995, between the Company and FiTech,
                            Inc. (Reference is made to Exhibit 10(gg) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)**

        10(jj)              Amendment to Bill Payment and Remote Banking
                            Services Agreement, dated July 1, 1995, between the
                            Company and FiTech, Inc. (Reference is made to Exhibit 10(hh) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

        10(kk) ACH Operations Agreement, dated April 1, 1994, between the Company and Society National Bank.
                            (Reference is made to Exhibit 10(ii) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(ll)              Merchant Processing Agreement, dated March 13,
                            1995, between the Company and Society National
                            Bank. (Reference is made to Exhibit 10(jj) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(mm)              Cooperative Marketing Agreement, dated March 14,
                            1991, between the Company and Intuit Corporation
                            (including addendum and notice). (Reference is made to Exhibit 10(kk) to Registration Statement on Form
                            S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(nn)              Loan and Stock Restriction Agreement, dated
                            December 16, 1992, between the Company and Mark D.
                            Phelan. (Reference is made to Exhibit 10(ll) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(oo)              Stock Pledge and Security Agreement, dated December
                            16, 1992, between the Company and Mark D. Phelan.
                            (Reference is made to Exhibit 10(mm) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(pp)              Promissory Note, dated December 16, 1992, of Mark
                            D.  Phelan. (Reference is made to Exhibit 10(nn) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(qq)              Loan and Stock Restriction Agreement, dated
                            December 16, 1992, between the Company and Mark A.
                            Johnson. (Reference is made to Exhibit 10(oo) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(rr)              Stock Pledge and Security Agreement, dated December
                            16, 1992, between the Company and Mark A. Johnson.
                            (Reference is made to Exhibit 10(pp) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(ss)              Promissory Note, dated December 16, 1992, of Mark
                            A. Johnson. (Reference is made to Exhibit 10(qq) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(tt) Lease, dated August 1, 1993, between the Company and The Director of Development of the State of Ohio. (Reference is made to Exhibit 10(rr) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(uu) Guaranty Agreement, dated August 1, 1993, between the Company and The Provident Bank. (Reference is made to Exhibit 10(ss) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(vv)              Demand Mortgage Note, dated August 25, 1993, of the
                            Company. (Reference is made to Exhibit 10(tt) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(ww)              Irrevocable Letter of Credit from Society National
                            Bank for the Company, dated August 25, 1993
                            (including second renewal thereof). (Reference is made to Exhibit 10(uu) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

        10(xx)              Open-End Mortgage, Assignment of Rents and Security
                            Agreement, dated August 25, 1993, with the Company as mortgagor and Society National Bank as mortgagee. (Reference is made to Exhibit 10(vv) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(yy) Loan and Security Agreement, dated August 25, 1993, between the Company and Society National Bank.
                            (Reference is made to Exhibit 10(ww) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(zz)              Commercial Note Variable Rate, dated January 3,
                            1995, of the Company. (Reference is made to Exhibit
                            10(xx) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August
                            14, 1995, and incorporated herein by reference.)

        10(aaa) Reimbursement Agreement, dated August 25, 1993, between the Company and Peter J. Kight. (Reference is made to Exhibit 10(yy) to Registration Statement on Form S-1, as amended (Registration No.
                            33-95738), filed with the Securities and Exchange
                            Commission on August 14, 1995, and incorporated herein by reference.)

        10(bbb)             Agreement, dated August 29, 1995, between the
                            Company and Nationwide Mutual Insurance Company.
                            (Reference is made to Exhibit 10(zz) to
                            Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(ccc)             Agreement, dated September 8, 1995, among the
                            Company, The Midland Life Insurance Company, The
                            Columbus Life Insurance Company, Grange Mutual
                            Casualty Company, and Pan Western Life Insurance
                            Company. (Reference is made to Exhibit 10(aaa) to Registration Statement on Form S-1, as amended
                            (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14,
                            1995, and incorporated herein by reference.)

        10(ddd) License Agreement, dated October 27, 1995, between the Company and Block Financial Corporation.
                            (Reference is made to Exhibit 10(ddd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(eee) Joint Marketing and Trademark License Agreement, dated December 28, 1995, between the Company and Electronic Data Systems Corporation. (Reference is made to Exhibit 10(eee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(fff) Joint Marketing Agreement, dated November 3, 1995, between the Company and Fiserv, Inc. (Reference is made to Exhibit 10(fff) to the Company's Annual
                            Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange
                            Commission, and incorporated herein by
                            reference.)**

        10(ggg)             License Agreement, December 29, 1995, between the
                            Company and Premiere Communications, Inc.
                            (Reference is made to Exhibit 10(ggg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

        10(hhh)             Payment Services, Software Development and
                            Marketing Agreement, dated as of February 27, 1996, between the Company and CyberCash. (Reference is made to Exhibit 10(a) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.) **

        10(iii)             Termination of Voting Agreement, dated as of April
                            19, 1996, among Peter J. Kight, Mark A. Johnson,
                            Greylock Limited Partnership, Highland Capital
                            Partners Limited Partnership and Tribune Company.
                            (Reference is made to Exhibit 10(b) to the Form
                            10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(jjj)             Voting Agreement, dated as of April 19, 1996, among
                            Peter J. Kight, Mark A. Johnson, and Tribune
                            Company. (Reference is made to Exhibit 10(c) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(kkk) Executive Employment Agreement between the Company and Kenneth J. Benvenuto. (Reference is made to Exhibit 10(d) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(lll) Executive Employment Agreement between the Company and Robert E. Bowers. (Reference is made to Exhibit
                            10(e) to the Form 10-Q for the quarter ended March
                            31, 1996, filed with the Securities and Exchange
                            Commission, and incorporated herein by reference.)

        10(mmm) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit
                            10(f) to the Form 10-Q for the quarter ended March
                            31, 1996, filed with the Securities and Exchange
                            Commission, and incorporated herein by reference.)

        10(nnn) Executive Employment Agreement between the Company and James M. Garrett. (Reference is made to Exhibit
                            10(g) to the Form 10-Q for the quarter ended March
                            31, 1996, filed with the Securities and Exchange
                            Commission, and incorporated herein by reference.)

        10(ooo) Executive Employment Agreement between the Company and James Robert Lewis, III. (Reference is made to
                            Exhibit 10(h) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(ppp) Executive Employment Agreement between the Company and Jay N. Whipple, III. (Reference is made to
                            Exhibit 10(i) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        10(qqq)   *         Agreement for ACH Services between the Company and
                            The Chase Manhattan Bank, N.A., dated as of July 1,
                            1996.

        21        *         Subsidiaries of the Company.

        23        *         Consent of Deloitte & Touche LLP.

        24        *         Powers of Attorney.

        27        *         Financial Data Schedule.

- -----------

    *    Filed with this report.

   ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.