Form 10-Q
period 1996-09-30
CHECKFREE CORP \DE\
filed 1996-11-12
CIK 949341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934
For the quarterly period ended September 30, 1996

                                       OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934
For the transition period from ________ to ________

                        Commission file number: 0-26802

                             CHECKFREE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          31-1013521
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

              4411 EAST JONES BRIDGE ROAD, NORCROSS, GEORGIA 30092 (Address of principal executive offices, including zip code)

                                 (770) 441-3387
              (Registrant's telephone number, including area code)

                  8275 NORTH HIGH STREET, COLUMBUS, OHIO 43235
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES _X_ NO ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 41,450,064 shares of Common Stock, $.01 par value, were outstanding at November 6, 1996.

                                   FORM 10-Q

                             CHECKFREE CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           June 30, 1996 and September 30, 1996

                      Condensed Consolidated Statements of Operations                                4
                           For the Three Months Ended September 30, 1995 and 1996

                      Condensed Consolidated Statements of Cash Flows                                5
                           For the Three Months Ended September 30, 1995 and 1996

                      Notes to Interim Condensed Consolidated Unaudited Financial
                           Statements For the Three Months Ended September 30,
                           1995 and 1996                                                             6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         7-10

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.                                                            N/A

         Item 2.      Changes in Securities.                                                        N/A

         Item 3.      Defaults Upon Senior Securities.                                              N/A

         Item 4.      Submission of Matters to a Vote of Security Holders.                          N/A

         Item 5.      Other Information.                                                            N/A

         Item 6.      Exhibits and Reports on Form 8-K.                                            11-12

         Signatures                                                                                 13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,        September 30,
                                                                                   1996              1996
                                                                             -------------      -------------
                                                                                                  (Unaudited)
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                                   $ 20,987,355       $ 19,014,015
  Investments                                                                   18,089,029          8,988,345
  Accounts receivable                                                           29,591,417         29,540,084
  Assets held for sale, net                                                     20,000,000         19,628,178
  Prepaid expenses and other                                                     2,205,026          1,935,379
                                                                             -------------      -------------
     Total Current Assets                                                       90,872,827         79,106,001

Property and equipment, net                                                     36,567,141         37,103,179
Capitalized software, net                                                       34,407,680         32,375,126
Intangible assets, net                                                          27,507,677         26,864,663
Investments                                                                      2,898,065          1,898,133
Other noncurrent assets                                                          3,976,154          3,910,202
                                                                             -------------      -------------
TOTAL                                                                         $196,229,544       $181,257,304
                                                                             =============      =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               5,139,607          1,764,362
  Accrued liabilities                                                           14,996,724         12,944,378
  Customer deposits                                                                800,594            665,521
  Current portion of long-term obligations                                       1,112,184          1,230,979
  Deferred revenues                                                             15,388,797         17,789,679
  Income taxes payable                                                              45,608            181,610
  Deferred income taxes                                                          7,819,505          7,819,505
                                                                             -------------      -------------
     Total Current Liabilities                                                  45,303,019         42,396,034

Accrued rent and other                                                             195,169            310,018
Deferred income taxes                                                            4,732,324            570,224
Long term obligations - less current portion                                     8,324,317          7,832,315
                                                                             -------------      -------------
     Total Liabilities                                                          58,554,829         51,108,591
                                                                             -------------      -------------

Stockholders' Equity:
    Preferred stock - 15,000,000 authorized shares, $.01 par value;
       no shares issued or outstanding                                                  --                 --
    Common stock - 150,000,000 authorized shares, $.01 par value;
       42,274,800 and 42,471,420 shares issued                                     422,748            424,714
Additional paid in capital                                                     276,823,109        277,024,754
Treasury stock - at cost, 757,536 shares                                         (629,481)          (629,481)
Accumulated deficit                                                          (138,941,661)      (146,671,274)
                                                                             -------------      -------------
    Total Stockholders' Equity                                                 137,674,715        130,148,713
                                                                             -------------      -------------
TOTAL                                                                         $196,229,544       $181,257,304
                                                                             =============      =============

  See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Three months ended September 30,
                                                                      --------------------------------------
                                                                          1995                      1996
                                                                      -----------               ------------
REVENUES:
    Processing and servicing                                          $ 9,594,695               $ 17,242,834
    Merchant discount                                                   2,727,859                  3,489,180
    License                                                                    --                  4,891,855
    Maintenance                                                                --                  3,586,845
    Other                                                                      --                  3,451,151
                                                                      -----------               ------------
      Total Revenues                                                   12,322,554                 32,661,865
                                                                      -----------               ------------

EXPENSES:
    Costs of processing, servicing and support                          7,961,508                 25,636,148
    Research and development                                            1,925,454                  7,483,804
    Sales and marketing                                                 1,766,052                  5,894,765
    General and administrative                                          1,073,254                  5,909,936
                                                                      -----------               ------------
      Total Expenses                                                   12,726,268                 44,924,653
                                                                      -----------               ------------

LOSS FROM OPERATIONS                                                     (403,714)               (12,262,788)

OTHER:
    Interest income                                                       258,112                    518,965
    Interest expense                                                     (159,528)                  (147,890)
                                                                      -----------               ------------

LOSS BEFORE INCOME TAXES                                                 (305,130)               (11,891,713)

Income tax benefit                                                       (137,308)                (4,162,100)
                                                                      -----------               ------------

NET LOSS                                                              $  (167,822)              $ (7,729,613)
                                                                      ===========               ============

Net loss per common share                                             $     (0.01)              $      (0.19)
                                                                      -----------               ------------

Weighted average common shares outstanding                             27,182,917                 41,620,174
                                                                      ===========               ============


  See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Three months ended September 30,
                                                                                -------------------------------
                                                                                    1995                1996
                                                                                ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $ (167,822)         $(7,729,613)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                   620,367            5,399,781
   Deferred income taxes                                                                --           (4,162,100)
   Loss on disposal of property and equipment                                        7,600                   --
   Changes in operating assets and liabilities:
      Accounts receivable                                                          258,124               51,333
      Prepaid expenses and other                                                   174,979              707,421
      Accounts payable                                                             390,543           (3,375,245)
      Accrued liabilities                                                          405,046           (1,937,497)
      Customer deposits                                                              1,845             (135,073)
      Deferred revenues                                                            (77,536)           2,400,882
      Income taxes payable                                                        (137,308)             136,002
                                                                                ----------          -----------
        Net cash provided by (used in) operating activities                      1,475,838           (8,644,109)
                                                                                ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                                (968,652)          (3,260,251)
Proceeds from maturities and sales of investments                                  892,136           10,100,616
                                                                                ----------          -----------
        Net cash provided by (used in) investing activities                        (76,516)           6,840,365
                                                                                ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs related to sale of common stock                                             (219,297)                  --
Repayment of notes payable and other debt extinguishment                           (18,750)             (12,500)
Repayment of stockholders' notes                                                        --              (50,000)
Principal payments under capital lease obligations                                (260,389)            (310,707)
Proceeds from exercise of stock options, including related
   income tax benefits                                                             111,410              203,611
                                                                                ----------          -----------
        Net cash used in financing activities                                     (387,026)            (169,596)
                                                                                ----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,012,296           (1,973,340)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,542,686           20,987,355
                                                                                ----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $4,554,982          $19,014,015
                                                                                ==========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                   $  159,528          $   147,890
                                                                                ==========          ===========
Income taxes paid                                                                       --          $     6,890
                                                                                ==========          ===========

  See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting for Checkfree Corporation and subsidiaries (the "Company"). The results of operations for three months ended September 30, 1995 and 1996 are not necessarily indicative of the results for the full year.

                  These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Transition Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial results for the interim periods presented.

         2. In August 1996, the Company signed a definitive agreement to sell certain software for $20 million. The sale closed on October 1, 1996. An insignificant gain on the sale will be recognized in the fiscal quarter ending December 31, 1996.

                  On September 15, 1996, the Company entered into a definitive agreement to purchase Intuit Services Corporation ("ISC"), a wholly owned subsidiary of Intuit Inc., in exchange for approximately 12.6 million shares of the Company's common stock. The agreement contains certain provisions that limit the purchase of additional shares of common stock and the disposition of shares of common stock to be obtained by Intuit Inc. The acquisition of ISC will be accounted for under the purchase method of accounting and is expected to include a charge for in-process research and development, currently estimated at $120 million. ISC provides transaction processing and electronic funds transfer services.

                  The Company also intends to enter into a Service and License Agreement with Intuit Inc., contingent on the consummation of the acquisition of ISC, whereby the Company will obtain a license to connect to and use certain software technology of Intuit Inc. for a payment of $10 million on the closing of the ISC acquisition and $10 million on October 1, 1997.

         3. Certain amounts in the June 30, 1996 balance sheet have been reclassified to conform with the September 30, 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As used in this report, "Checkfree" is generally used to indicate Checkfree Corporation prior to its acquisition of Servantis Systems Holdings, Inc. on February 21, 1996 (the "Servantis Acquisition") and prior to its acquisition of Security APL, Inc. on May 9, 1996 (the "Security APL Acquisition") (the Servantis Acquisition and the Security APL Acquisition are collectively referred to as the "Acquisitions"). "Servantis" is generally used to indicate Servantis Systems Holdings, Inc. prior to its acquisition by Checkfree, "Security APL" is generally used to indicate Security APL, Inc. prior to its acquisition by Checkfree, and the term the "Company" is used to indicate the combined company following the Acquisitions. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business -- Business Risks" in the Company's Transition Report on Form 10-K.

         The Acquisitions further Checkfree's strategy of providing an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial institutions and businesses and their customers. Servantis' experience as a provider of electronic commerce and financial applications software and services to financial institutions substantially enhances the Company's presence in the financial institutions market of the electronic commerce segment. Security APL's experience as a vendor of portfolio management and software services to institutional investment managers and investment services to consumers enhances the Company's presence in the consumer and financial institutions market of the electronic commerce segment. The integration of Checkfree's electronic transaction processing and remote delivery technology with Servantis' software products and market presence and Security APL's portfolio management and software services has created a single vendor of electronic commerce services and related products to an expanded customer base of financial institutions and businesses and their customers.

         In fiscal 1997, the Company intends to increase research and development costs for new products and related services. The research and development will include the integration of the products and services of Checkfree, Servantis, and Security APL. In addition, the Company intends to increase sales and marketing efforts to promote the Company's electronic commerce offerings.

         Although these initiatives may adversely impact the Company's short-term profitability, the Company expects that these initiatives will allow it to maintain and enhance its leading position in the rapidly growing electronic commerce market. There can be no assurance, however, that the Company will be able to successfully compete against current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on its business, operating results, and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues certain consolidated statements of operations data:

                                                                            Three months ended September 30,
                                                                            --------------------------------
                                                                              1995                    1996
                                                                             ------                  ------
TOTAL REVENUES:                                                                100%                    100%

EXPENSES:
  Costs of processing, servicing and support                                  64.6%                   78.5%
  Research and development                                                    15.6%                   22.9%
  Sales and marketing                                                         14.3%                   18.0%
  General and administrative                                                   8.8%                   18.1%
                                                                             ------                  ------
     Total Expenses                                                          103.3%                  137.5%
                                                                             ------                  ------

LOSS FROM OPERATIONS                                                          -3.3%                  -37.5%

OTHER:
  Interest income                                                              2.1%                    1.6%
  Interest expense                                                            -1.3%                   -0.5%
                                                                             ------                  ------

LOSS BEFORE INCOME TAXES                                                      -2.5%                  -36.4%

Income tax benefit                                                            -1.1%                  -12.7%
                                                                             ------                  ------

 NET LOSS                                                                     -1.4%                  -23.7%
                                                                             ======                  ======

         Revenues increased by 165.1% from $12.3 million to $32.7 million for the three months ended September 30, 1995 and 1996, respectively. The increase was primarily due to revenues of $18.8 million from the operations of Servantis and Security APL. Servantis' revenues are primarily software license fees and related maintenance fees, while Security APL's revenues are primarily processing fees.

         Costs of processing, servicing and support were $8.0 million and $25.6 million or 64.6% and 78.5% of total revenues for the three months ended September 30, 1995 and 1996, respectively. Processing, servicing and support costs increased as a percentage of total revenues primarily due to a purchased profits adjustment related to the Servantis Acquisition. The estimated profits in deferred revenues at the Servantis Acquisition date were eliminated as a purchase accounting adjustment. This adjustment reduced revenues approximately $5.9 million for the three months ended September 30, 1996. Without this adjustment, processing, servicing and support costs would have been 66.6% of total revenues for the three months ended September 30, 1996. The Company anticipates additional purchased profit adjustments of approximately $1.8 million in the quarter ending December 31, 1996.

         Research and development expenses were $1.9 million and $7.5 million or 15.6% and 22.9% (19.4% excluding the purchased profits adjustment) of total revenues for the three months ended September 30, 1995 and 1996, respectively. The increase as a percentage of total revenues is due to increased product and business development for new and existing services and related products, including Electronic Cash Disbursement ("ECD"), bill presentment and expanded home banking offerings. Excluding the research and development costs and the total revenues of the acquired companies, research and development costs were $1.9 million and $3.8 million or 15.6% and 27.4% of total revenues. The most significant increase related to ECD, which increased $1.0 million from 1995.

         Sales and marketing costs were $1.8 million and $5.9 million or 14.3% and 18.0% (15.3% excluding the purchased profits adjustment) of total revenues for the three months ended September 30, 1995 and 1996, respectively. The increase was due to $4.5 million of sales and marketing expense related to the activities of the acquired companies.

         General and administrative costs were $1.1 million and $5.9 million or 8.8% and 18.1% (15.3% excluding the purchased profits adjustment) of total revenues for the three months ended September 30, 1995 and 1996, respectively. The increase was due to $4.7 million of increased general and administrative expense related to the newly acquired companies.

         Interest income increased from $258,000 to $519,000 due primarily to interest on investments purchased from the proceeds of the Company's initial public offering.

         The effective income tax rate (benefit) was (45.0%) and (35.0%). The effective tax benefit was more than the statutory rate of 35% in 1995 due to state and local taxes. In 1996, the effective benefit was more than the statutory rate due to state and local taxes, offset primarily by non-deductible amortization expenses.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1996, the Company's operating activities used cash of $8.6 million. During the quarter, the Company invested $3.3 million in property additions, primarily for computer related equipment and facilities. The Company used cash and the proceeds from the sale of investments of $10.1 million to finance these operating and investing activities.

         At September 30, 1996, the Company's cash and cash equivalents and investments were $29.9 million, a decrease of $12.1 million from June 30, 1996. As of September 30, 1996 the Company's current ratio was 1.9 to 1, compared to a current ratio of 2.0 to 1 as of June 30, 1996. In addition, working capital was $36.7 million and $45.6 million at September 30, 1996 and June 30, 1996, respectively.

         In October 1996, the Company completed the sale of certain software and received the initial installment of $19 million. Also, in October 1996, certain stockholders exercised their right to put back shares of common stock to the Company at $19 per share. Approximately 276,000 shares of common stock were put back to the Company at a cost of approximately $5.2 million. The Company also intends to enter into a Service and License Agreement with Intuit Inc., which will require a $10 million payment upon the closing of the ISC acquisition and $10 million on October 1, 1997.

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

INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Transition Report on Form 10-K and other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
               --------------                        -------------------
                     2(a)               Agreement and Plan of Merger, dated as of September 15, 1996, among the Registrant, Checkfree Acquisition Corporation II,
                                        Intuit Inc., and Intuit Services Corporation. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated September 15,
                                        1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

                    10(a)               Checkfree Corporation Amended and Restated 1995 Stock Option
                                        Plan.  (Reference is made to Exhibit 10(jjj) to the Registration
                                        Statement on Form S-4 filed with the Securities and Exchange
                                        Commission on October 31, 1996 (Registration No. 333-15247)
                                        and incorporated herein by reference.)

                    10(b)               Checkfree Corporation Associate Stock Purchase Plan.
                                        (Reference is made to Exhibit 10(kkk) to the Registration
                                        Statement on Form S-4 filed with the Securities and Exchange
                                        Commission on October 31, 1996 (Registration No. 333-15247)
                                        and incorporated herein by reference.)

                    10(c)               Stockholder Agreement between Intuit Inc. and Peter J. Kight, as a shareholder of the Company.  (Reference is made to Exhibit
                                        10(lll) to the Registration Statement on Form S-4 filed with the
                                        Securities and Exchange Commission on October 31, 1996
                                        (Registration No. 333-15247) and incorporated herein by
                                        reference.)

                    10(d)               Stockholder Agreement between Intuit Inc. and Mark A. Johnson, as a shareholder of the Company.  (Reference is made to Exhibit
                                        10(mmm) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31, 1996
                                        (Registration No. 333-15247) and incorporated herein by
                                        reference.)

                    10(e)               Stock Restriction Agreement between the Company and Intuit
                                        Inc.  (Reference is made to Exhibit 10(nnn) to the Registration
                                        Statement on Form S-4 filed with the Securities and Exchange

                                        Commission on October 31, 1996 (Registration No. 333-15247)
                                        and incorporated herein by reference.)

                    10(f)               Form of Escrow Agreement among the Company, Intuit Inc. and a to be named Escrow Agent.  (Reference is made to Exhibit
                                        10(ooo) to the Registration Statement on Form S-4 filed with the
                                        Securities and Exchange Commission on October 31, 1996
                                        (Registration No. 333-15247) and incorporated herein by
                                        reference.)

                    10(g)               Form of Registration Rights Agreement  between the Company and Intuit Inc.  (Reference is made to Exhibit 10(ppp) to the
                                        Registration Statement on Form S-4 filed with the Securities and
                                        Exchange Commission on October 31, 1996 (Registration No.
                                        333-15247) and incorporated herein by reference.)

                     27        *        Financial Data Schedule.

          ------------------

          *       Filed with this Report.

         (b)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A Current Report on Form 8-K, dated as of July 2, 1996, was filed with the Securities and Exchange Commission on July 8, 1996 (Items 5 and 7).

                  (ii) A Current Report on Form 8-K/A No. 1, dated as of May 9, 1996, was filed with the Securities and Exchange Commission on July 22, 1996 (Items 2 and
                           7).

                  (iii) A Current Report on Form 8-K, dated as of September 15, 1996, was filed with the Securities and Exchange Commission on September 26, 1996 (Items 5 and 7).

                  (iv) A Current Report on Form 8-K, dated as of October 1, 1996, was filed with the Securities and Exchange Commission on October 9, 1996 (Items 2 and 7).

                  (v) A Current Report on Form 8-K/A No. 2, dated as of May 9, 1996, was filed with the Securities and Exchange Commission on October 11, 1996 (Items 2 and
                           7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHECKFREE CORPORATION

Date:  November 11, 1996                 By: /s/ JAMES S. DOUGLASS
                                            ---------------------------------
                                            James S. Douglass, Executive Vice
                                            President, Finance and Chief
                                            Financial Officer*
                                            (Principal Financial Officer)


Date:  November 11, 1996                 By: /s/ JOHN M. STANTON
                                            ---------------------------------
                                            John M. Stanton, Vice President,
                                            Treasurer, and Assistant Secretary
                                            (Principal Accounting Officer)

* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this Report on behalf of the Registrant.

                             CHECKFREE CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED

                               SEPTEMBER 30, 1996

                                 EXHIBIT INDEX

      EXHIBIT                                 EXHIBIT                                      EXHIBIT INDEX
      NUMBER                                DESCRIPTION                                     PAGE NUMBER
      ------                                -----------                                     -----------
       2(a)                Agreement and Plan of Merger, dated as of September
                           15, 1996, among the Registrant, Checkfree
                           Acquisition Corporation II, Intuit Inc., and Intuit
                           Services Corporation  (Reference is made to Exhibit
                           2 to the Current Report on Form 8-K, dated
                           September 15, 1996, filed with the Securities and
                           Exchange Commission, and incorporated herein by
                           reference.)

       10(a)               Checkfree Corporation Amended and Restated 1995
                           Stock Option Plan.  (Reference is made to Exhibit
                           10(jjj) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31, 1996 (Registration No. 333-15247) and incorporated herein by reference.)

       10(b)               Checkfree Corporation Associate Stock Purchase
                           Plan. (Reference is made to Exhibit 10(kkk) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31,
                           1996 (Registration No. 333-15247) and incorporated herein by reference.)

       10(c)               Stockholder Agreement between Intuit Inc. and Peter
                           J. Kight, as a shareholder of the Company.
                           (Reference is made to Exhibit 10(lll) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31,
                           1996 (Registration No. 333-15247) and incorporated herein by reference.)

       10(d)               Stockholder Agreement between Intuit Inc. and Mark
                           A. Johnson, as a shareholder of the Company.
                           (Reference is made to Exhibit 10(mmm) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31,
                           1996 (Registration No. 333-15247) and incorporated herein by reference.)

       10(e) Stock Restriction Agreement between the Company and Intuit Inc. (Reference is made to Exhibit 10(nnn) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October
                           31, 1996 (Registration No. 333-15247) and
                           incorporated herein by reference.)

       10(f)               Form of Escrow Agreement among the Company,
                           Intuit Inc. and a to be named Escrow Agent.
                           (Reference is made to Exhibit 10(ooo) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31,
                           1996 (Registration No. 333-15247) and incorporated herein by reference.)

       10(g)               Form of Registration Rights Agreement  between the
                           Company and Intuit Inc. (Reference is made to Exhibit 10(ppp) to the Registration Statement on
                           Form S-4 filed with the Securities and Exchange
                           Commission on October 31, 1996 (Registration No.
                           333-15247) and incorporated herein by reference.)

       27        *         Financial Data Schedule.

--------------------
*        Filed with this Report.