Form 10-K405/A
period 1996-06-30
CHECKFREE CORP \DE\
filed 1996-12-09
CIK 949341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                              FORM 10-K/A No. 1


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


     The Company's United States Letters Patent No. 5,383,113, issued on January 17, 1995, relates to its system and method for electronically providing services including payment of bills and financial analysis. Using the system described in the patent, the Company can pay any bill from any checking account at any financial institution in the United States on the consumer's behalf by selecting a preferred means of payment from various options such as a paper draft drawn on the consumer's account, electronic funds transfer from the consumer's account, or checks drawn on a trust account maintained for the benefit of the Company's customers. While the Company believes that the ownership of the patent is a significant factor in its business, its success does not depend only on the ownership of the patent or future patents, but also on the innovative skills, technical competence, quality of service and marketing abilities of its personnel. The Company believes its patent provides a measure of security against competition, and the Company intends to enforce its patent against infringement by third parties. If the Company's patent is found to be invalid, to the extent it has or would in the future serve as a barrier to entry in this marketplace, there may be increased competition in the market. The Company's patent expires on January 17, 2012. See "Business -- Competition," "-- Business Risks (Intense Competition)" and "-- Business Risks (Limited Protection of Proprietary Technology; Risk of Third Party Infringement Claims)."


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

     Risk of Product Defects. The software products offered by the Company could contain errors or "bugs" that could adversely affect the performance of the Company's software or services or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. Additionally, the Company attempts to limit its potential liability for warranty claims through disclaimers in its software documentation and limitation-of-liability provisions in its license and customer agreements. There can be no assurance that the measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Additionally, despite the existence of various security precautions, the Company's computer infrastructure may be also vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system. See "Business -- Technology."

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

                                                                      COMPANY COMMON STOCK
                                                          ---------------------------------------------
                  CALENDAR PERIOD                                HIGH                      LOW
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

ITEM 6.           SELECTED FINANCIAL DATA.


     The selected consolidated financial data for the six months ended
June 30, 1996 and each of the years in the three year period ended December 31, 1995 and as of June 30, 1996 and as of December 31, 1994 and 1995 have been derived from the Company's financial statements included elsewhere in this Form 10-K/A No.1 which have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report thereon is also included elsewhere in this Form 10-K/A No. 1. The selected consolidated financial data for the years ended December 31, 1991 and 1992 and as of December 31, 1991, 1992, and 1993 have been derived from audited financial statements of the Company which are not included in this Form 10-K/A No. 1. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K/A No. 1.


                                                                                                          SIX MONTHS
                                                                 YEAR ENDED DECEMBER 31,                 ENDED JUNE 30,
                                                  ----------------------------------------------------  ----------------
                                                  1991        1992        1993        1994        1995        1996
                                                  ----        ----        ----        ----        ----        ----
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


     Cost of Processing, Servicing and Support. Processing, servicing and support expenses consist primarily of data processing costs, customer care and technical support, and third party transaction fees, which consist principally of credit card interchange fees, ACH transaction fees and the amortization of software costs. Amortization of purchased software of $2.4 million for the six months ended June 30, 1996 relates solely to license fee revenue. Excluding purchased software amortization, processing servicing and support expenses, as a percentage of servicing revenues (all revenues except license fees), were 65.5% and 94.6% for the six months ended June 30, 1995 and 1996, respectively. Processing, servicing and support costs increased as a percentage of servicing revenue primarily due to a purchased profits adjustment related to the Servantis acquisition. The estimated profits in deferred revenues at the Servantis acquisition date were eliminated as a purchase accounting adjustment. This reduced revenues by $12.7 million for the six months ended June 30, 1996. Without this adjustment, processing, servicing and support costs would have been 71.9% of servicing revenue for the six months ended June 30, 1996. The Company anticipates additional purchased profit charges of approximately $8.0 million in the year ending June 30, 1997.
After considering the purchased profits adjustment, processing, servicing and support costs increased as a percentage of servicing revenue due primarily to two pricing changes: (1) In June 1995, the Company reduced its per transaction pricing to a major business services customer based on an increased volume of transactions attributable to such customer as part of the Company's monitoring of its pricing structure; (2) In September 1995 the Company introduced new service and pricing options, including a lower priced bill-payment only service to target new users.


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

LIQUIDITY AND CAPITAL RESOURCES


     The Company has funded its operations primarily through cash flows generated from operations, the sale of equity and debt securities, and capital lease financing. The Company's operating activities provided cash of $2.7 million and $2.4 million for the years ended December 31, 1994 and 1995, respectively, and used cash of $6.6 million for the six months ended June 30, 1996. The Company's operations resulted in a use of cash for the six months ended June 30, 1996, primarily due to the planned increase in research and development activities and the $6.5 million direct consumer marketing campaign.


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


     In August 1996, the Company signed a definitive agreement to sell certain software for $20 million. The sale is expected to close in September. In September 1996, the Company signed a definitive agreement to purchase Intuit Services Corporation for 12.6 million shares of Company common stock. The Company also signed a Service and License Agreement with Intuit that requires a $10 million payment upon the closing of the ISC acquisition, and an additional non-cash payout of $10 million on October 1, 1997. The Company expects to incur a non-cash in-process research and development charge in the quarter the ISC acquisition closes, which is estimated to be approximately $120 million. Certain stockholders have an option to sell up to 280,565 shares of common stock to the Company at $19 per share. Such option expires no later than September 30, 1996. The Company expects to fund the initial $10 million payment pursuant to the Services and License Agreement and any shares purchased from certain stockholders from the $20 million in proceeds from the sale of certain software. The Company expects to Fund the $10 million payment due on October 1, 1997, pursuant to the Services and License Agreement with cash and investments.


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

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                            ANNUAL COMPENSATION            COMPENSATION
                                                      --------------------------------    --------------
                                                                                              AWARDS
                                                                                          --------------
                                                                                            SECURITIES
                                                                                            UNDERLYING         ALL OTHER
                                                          SALARY            BONUS            OPTIONS         COMPENSATION
     NAME AND PRINCIPAL POSITION           YEAR(1)          ($)              ($)               (#)              ($)(2)
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

(3)      Mr. Baulch was employed by the Company effective July 28, 1994.

(4) Mr. Garrett was employed by the Company effective February 21, 1996 and resigned in July 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning the grant of stock options to the Named Executive Officers under the Company's 1995 Stock Option Plan:


                                                  Individual Grants (1)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (f)    (g)
            (a)                 (b)                    (c)                  (d)               (e)       Potential Realized Value
                                                                                                        at Assumed Annual Rates
                                               % of Total Options                                      of Stock Price Appreciation
                       Number of Securities         Granted to                                           for Option Terms (2)(3)
                        Underlying Options     Employees in Fiscal     Exercise Price                    -----------------------
            NAME            GRANTED (#)                YEAR                ($/SH)      EXPIRATION DATE     5% $         10% $
            ----            -----------                ----                ------      ---------------   ---------     ---------
Peter J. Kight                 1,000                  0.2%                 19.38           04/19/06       $ 12,188     $ 30,887
Mark A. Johnson                1,000                  0.2%                 19.38           04/19/06       $ 12,188     $ 30,887
Mark D. Phelan                   0                      -                    -                 -                --           --
Howard S. Baulch                 0                      -                    -                 -                --           --
James M. Garrett              25,000                  5.0%                 21.88           02/21/06       $344,005     $871,777

(1) This table covers the period from July 1, 1995 to June 30, 1996.

(2) The dollar amounts in these columns are the product of (a) the difference between (1) the product of the per-share market price at the date of grant and the sum of 1 plus the assumed rate of appreciation (5% and 10%) compounded over the term of the option (ten years) and (2) the per-share exercise price and (b) the number of shares underlying the grant.

(3) The appreciation rates stated are arbitrarily assumed, and may or may not reflect actual appreciation in the stock price over the life of the option. Regardless of any theoretical value which may be placed on a stock option, no increase in its value will occur without an increase in the value of the underlying shares. Whether such an increase will be realized will depend not only on the efforts of the recipient of the option, but also upon conditions in the Corporation's industry and market area, competition, and general and local economic conditions, over which the optionee may have little or no control.

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

                      AGGREGATED OPTION EXERCISES IN LAST
                        FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

                                                                  NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT FISCAL
                                                             OPTIONS AT FISCAL YEAR-END (#)            YEAR-END ($)(1)
                                                             ------------------------------    -------------------------------
                               SHARES
                              ACQUIRED
                                 ON             VALUE
                              EXERCISE         REALIZED
          NAME                   (#)             ($)         EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
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

                                                                             SHARES BENEFICIALLY OWNED (1)(2)

                                                                  ------------------------------------------------------
                        STOCKHOLDER                                       NUMBER                        PERCENT
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

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements are included in this Annual Report on Form 10-K/A No.1:

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

                  Notes to the Consolidated Financial Statements.

     (2) The following financial statement schedule is included in this Annual Report on Form 10-K/A No.1 and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report.

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

        10(qqq) Agreement for ACH Services between the Company and The Chase Manhattan Bank, N.A., dated as of July 1, 1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        21 Subsidiaries of the Company. (Reference is made to Exhibit 21 to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        23        *         Consent of Deloitte & Touche LLP.

        24 Powers of Attorney. (Reference is made to Exhibit 24 to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        27        *         Financial Data Schedule.

-----------

     * Filed with this amended report.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHECKFREE CORPORATION

Date:  December 9, 1996                     By: /s/ JOHN M. STANTON
                                                 -----------------------------
                                                  John M. Stanton,
                                                  Vice President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 9th day of December, 1996.


         Signature                          Title

      *PETER J. KIGHT                    Chairman of the Board, President, and Chief Executive Officer
-------------------------------             (Principal Executive Officer)
      Peter J. Kight

      *Mark A. Johnson                      President of Corporate Services and Director
-------------------------------
       Mark A. Johnson

    /s/John M. Stanton                      Vice President and Treasurer
-------------------------------             (Principal Accounting Officer)
       John M. Stanton

      *James S. Douglass                    Executive Vice President - Finance and Chief Financial Officer
-------------------------------             (Principal Financial Officer)
       James S. Douglass

      *William P. Boardman                  Director
-------------------------------
       William P. Boardman

      *George R. Manser                     Director
-------------------------------
       George R. Manser

      *Eugene F. Quinn                      Director
-------------------------------
       Eugene F. Quinn

      *Jeffrey M. Wilkins                   Director
-------------------------------
       Jeffrey M. Wilkins

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


CONSOLIDATED STATEMENTS OF OPERATIONS
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

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

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

2.    ACQUISITIONS

      On February 21, 1996, the Company acquired Servantis Systems Holdings, Inc. (Servantis) for $165.1 million, including 5.7 million shares of common stock, valued at $20.00 per share, the issuance of stock options valued at $8.2 million and the retirement of certain debt of $42.5 million, and the assumption of liabilities of approximately $38.3 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $2.7 million was allocated to goodwill. In addition, $90.6 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Servantis' operations are included in the consolidated results of operations from the date of the acquisition.

      On May 9, 1996, the Company acquired Security APL, Inc. (Security APL) for $53 million, including 2.8 million shares of common stock, valued at $18.50 per share, and the assumption of liabilities of approximately $5.5 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $10.9 million was allocated to goodwill. In addition, $28.8 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Security APL's operations are included in the consolidated results of operations from the date of the acquisition.

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

      The Company also intends to enter into a service and license agreement with Intuit, Inc., contingent on the consummation of the acquisition of ISC, whereby the Company will obtain a license to connect to and use certain software technology of Intuit Inc., for a payment of $10 million on closing of the ISC acquisition and an additional $10 million on October 1, 1997.

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

                            CHECKFREE CORPORATION

                           FORM 10-K/A No.1 FOR THE

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

        10(qqq)             Agreement for ACH Services between the Company and
                            The Chase Manhattan Bank, N.A., dated as of July 1,
                            1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June
                            30, 1996, filed with the Securities and Exchange
                            Commission, and incorporated herein by reference.)

        21 Subsidiaries of the Company. (Reference is made to Exhibit 21 to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        23        *         Consent of Deloitte & Touche LLP.

        24                  Powers of Attorney. (Reference is made to Exhibit
                            24 to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

        27        *         Financial Data Schedule.

-----------

    *    Filed with this amended report.

   ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.