Form 10-Q/A
period 1996-09-30
CHECKFREE CORP \DE\
filed 1996-12-09
CIK 949341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-Q/A NO. 1


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

                              FORM 10-Q/A NO. 1


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


                  These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Transition Report filed with the Securities and Exchange Commission on Form 10-K/A No. 1. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial results for the interim periods presented.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW


As used in this report, "Checkfree" is generally used to indicate Checkfree Corporation prior to its acquisition of Servantis Systems Holdings, Inc. on February 21, 1996 (the "Servantis Acquisition") and prior to its acquisition of Security APL, Inc. on May 9, 1996 (the "Security APL Acquisition") (the Servantis Acquisition and the Security APL Acquisition are collectively referred to as the "Acquisitions"). "Servantis" is generally used to indicate Servantis Systems Holdings, Inc. prior to its acquisition by Checkfree, "Security APL" is generally used to indicate Security APL, Inc. prior to its acquisition by Checkfree, and the term the "Company" is used to indicate the combined company following the Acquisitions. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business -- Business Risks" in the Company's Transition Report on Form 10-K/A No. 1.


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


        The Company expects to incur operating losses in fiscal 1997, primarily due to planned increases in research and development and sales and marketing activities. The Company intends to increase research and development costs for new products and related services. The research and development will include the integration of the products and services of Checkfree, Servantis, and Security APL. In addition, the Company intends to increase sales and marketing efforts to promote the Company's new electronic commerce offerings. With the continued acceptance in the marketplace of electronic commerce services, the Company expects revenues to increase, and accordingly costs of processing, servicing and support and general and administrative costs will increase.



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

        Costs of processing, servicing and support were $8.0 million and $25.6 million or 64.6% and 78.5% of total revenues for the three months ended September 30, 1995 and 1996, respectively. Included in costs of processing, servicing and support for the three months ended September 30, 1996 is $1.9 million of purchased software amortization, which relates solely to license fee revenue. Excluding purchased software amortization, processing, servicing and support expenses, as a percentage of servicing revenues (all revenues except license fees), were 64.6% and 85.5% for the three months ended September 30, 1995 and 1996, respectively. Processing, servicing and support costs increased as a percentage of servicing revenue primarily due to a purchased profits adjustment related to the Servantis Acquisition. The estimated profits in deferred revenues at the Servantis Acquisition date were eliminated as a purchase accounting adjustment. This adjustment reduced revenues approximately $5.9 million for the three months ended September 30, 1996. Without this adjustment, processing, servicing and support costs would have been 70.5% of servicing revenue for the three months ended September 30, 1996. After considering the purchased profits adjustment, processing, servicing and support costs increased as a percentage of servicing revenue due primarily to the September 1995 introduction of new service and pricing options, including a lower priced bill-payment only service to target new users. The Company anticipates additional purchased profit adjustments of approximately $1.8 million in the quarter ending December 31, 1996.


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



        In October 1996, the Company completed the sale of certain software and received the initial installment of $19 million. Also, in October 1996, certain stockholders exercised their right to put back shares of common stock to the Company at $19 per share. Approximately 276,000 shares of common stock were put back to the Company at a cost of approximately $5.2 million. The Company also intends to enter into a Service and License Agreement with Intuit Inc., which will require a $10 million payment upon the closing of the ISC acquisition and $10 million on October 1, 1997. The Company expects to fund the initial $10 million payment pursuant to the Services and License Agreement and the $5.2 million for common stock put back to the Company with the $19 million proceeds from the sale of certain software. The Company expects to fund the $10 million payment due on October 1, 1997 pursuant to the Services and License Agreement with available cash and investments.

        The Company expects to incur operating losses through fiscal 1997.
The Company believes the existing cash and cash equivalents and investments will be sufficient to meet the Company's presently anticipated operating, working capital and capital expenditure requirements both for the short-term and through at least December 31, 1997. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment.




INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995



         Except for the historical information contained herein, the matters discussed in this Form 10-Q/A No. 1 include forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Transition Report on Form 10-K/A No. 1 and other Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

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


          *       Filed with this amended Report.



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

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CHECKFREE CORPORATION

Date:  December 6, 1996                 By: /s/ JAMES S. DOUGLASS
                                            ---------------------------------
                                            James S. Douglass, Executive Vice
                                            President, Finance and Chief
                                            Financial Officer*
                                            (Principal Financial Officer)


Date:  December 6, 1996                 By: /s/ JOHN M. STANTON
                                            ---------------------------------
                                            John M. Stanton, Vice President,
                                            Treasurer, and Assistant Secretary
                                            (Principal Accounting Officer)

* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this amended report on behalf of the Registrant.

                            CHECKFREE CORPORATION


                   FORM 10-Q/A NO. 1  FOR THE QUARTER ENDED


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

*        Filed with this amended Report.