Form 10-Q
period 1996-12-31
CHECKFREE CORP \GA\
filed 1997-02-13
CIK 949341

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from                           to


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

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 54,283,237 shares of Common Stock, $.01 par value, were outstanding at January 28, 1997.

                                   FORM 10-Q

                             CHECKFREE CORPORATION

                               TABLE OF CONTENTS

                                                                                                 PAGE NO.
PART I.       FINANCIAL INFORMATION

         Item 1.      Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           June 30, 1996 and December 31, 1996

                      Condensed Consolidated Statements of                                           4
                           Operations For the Three Months and Six
                           Months Ended December 31, 1995 and 1996

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Three Months and Six
                           Months Ended December 31, 1995 and 1996

                      Notes to Interim Condensed Consolidated Unaudited                              6
                            Financial Statements For the Three Months
                           and Six Months Ended December 31, 1995 and 1996

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         7-11

PART II.      OTHER INFORMATION

         Item 1.      Legal Proceedings.                                                            N/A

         Item 2.      Changes in Securities.                                                        N/A

         Item 3.      Defaults Upon Senior Securities.                                              N/A

         Item 4.      Submission of Matters to a Vote of Security Holders.                          N/A

         Item 5.      Other Information.                                                            12

         Item 6.      Exhibits and Reports on Form 8-K.                                            13-15

         Signatures                                                                                 16

                         PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                   December 31,
                                                                                  1996                         1996
                                                                          --------------------          -------------------
                                    ASSETS                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                                                       $ 20,987,355                 $ 29,466,280
  Investments                                                                       18,089,029                   10,873,193
  Accounts receivable, net                                                          29,591,417                   27,183,287
  Assets held for sale                                                              20,000,000                           --
  Prepaid expenses and other                                                         2,205,026                    3,561,715
                                                                          --------------------          -------------------
      Total Current Assets                                                          90,872,827                   71,084,475

Property and equipment, net                                                         36,567,141                   35,675,608
Capitalized software, net                                                           37,107,680                   35,742,573
Intangible assets, net                                                              27,507,677                   26,124,459
Investments and other assets                                                         4,174,219                    3,870,995
                                                                          --------------------          -------------------

Total                                                                            $ 196,229,544                 $172,498,110
                                                                          ====================          ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   5,139,607                    4,182,431
  Accrued liabilities                                                               16,038,095                   15,062,109
  Current portion of long-term obligations                                           1,112,184                    1,008,218
  Deferred revenues                                                                 15,388,797                   18,863,165
  Deferred income taxes                                                              7,819,505                    5,525,460
                                                                          --------------------          -------------------
      Total Current Liabilities                                                     45,498,188                   44,641,383


Deferred income taxes                                                                4,732,324                           --
Long-term obligations - less current portion                                         8,324,317                    8,222,606
                                                                          --------------------          -------------------
      Total Liabilities                                                             58,554,829                   52,863,989
                                                                          --------------------          -------------------

Stockholders' Equity:
  Preferred stock - 15,000,000 authorized shares, $.01 par value;
      no shares issued or outstanding                                                      --                           --
  Common stock - 150,000,000 authorized shares, $.01 par value;
      42,274,800 and 42,542,913 shares issued                                          422,748                      425,429
  Additional paid in capital                                                       276,823,109                  277,082,991
  Treasury stock - at cost, 757,536 and 1,034,005 shares                              (629,481)                  (5,882,392)
  Accumulated deficit                                                             (138,941,661)                (151,991,907)
                                                                          --------------------          -------------------
      Total Stockholders' Equity                                                   137,674,715                  119,634,121
                                                                          --------------------          -------------------

  Total                                                                           $196,229,544                 $172,498,110
                                                                          ====================           ==================

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Three months ended December 31,           Six months ended December 31,
                                           -----------------------------------      ------------------------------------
                                                1995                1996                 1995                 1996
                                           --------------      ---------------      ---------------      ---------------
Revenues:
  Processing and servicing                    $10,818,012          $17,795,490          $20,645,280          $35,731,896
  Merchant discount                             2,608,108            3,382,568            5,103,394            6,633,023
  License                                              --            8,602,294                   --           13,494,148
  Maintenance                                          --            4,766,173                   --            8,353,019
  Other                                                --            3,958,501                   --            6,954,805
                                           --------------      ---------------      ---------------      ---------------
      Total revenues                           13,426,120           38,505,026           25,748,674           71,166,891
                                           --------------      ---------------      ---------------      ---------------

Expenses:
  Cost of processing, servicing and support     8,355,792           23,021,538           15,797,461           44,824,375
  Research and development                      1,962,730            7,013,834            3,856,956           13,968,225
  Sales and marketing                           2,442,838            6,849,083            4,182,083           12,409,935
  General and administrative                    1,203,120            4,559,814            2,218,764            9,605,532
  Depreciation and amortization                   655,566            5,755,731            1,291,050           11,316,541
                                           --------------      ---------------      ---------------      ---------------
      Total expenses                           14,620,046           47,200,000           27,346,314           92,124,608
                                           --------------      ---------------      ---------------      ---------------

Loss from operations                           (1,193,926)          (8,694,974)          (1,597,640)         (20,957,717)

Interest, net                                   1,186,992              511,344            1,285,576              882,375
                                           --------------      ---------------      ---------------      ---------------

Loss before income taxes                           (6,934)          (8,183,630)            (312,064)         (20,075,342)

Income tax expense (benefit)                      115,716           (2,862,996)             (21,592)          (7,025,096)
                                           --------------      ---------------      ---------------      ---------------

Net loss                                   $     (122,650)       $ (5,320,634)       $    (290,472)      $  (13,050,246)
                                           ==============      ===============      ===============      ===============

Net loss per common share                  $       (0.00)        $      (0.13)      $        (0.01)      $        (0.31)
                                           =============       ==============       ==============       ==============

Weighted average common shares outstanding    31,888,510           41,533,981           29,535,719           41,582,074
                                           =============       ==============       ==============       ==============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     Six Months Ended December 31,
                                                                              --------------------------------------------
                                                                                     1995                     1996
                                                                              -------------------     --------------------
Cash flows from operating activities:
  Net loss                                                                          $    (290,472)           $ (13,050,246)
  Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                     1,291,050               11,316,541
      Deferred income taxes                                                                78,628               (7,026,369)
      Gain on sale of business                                                                 --                 (213,132)
      Loss on disposal of property and equipment                                           11,650                  262,811
      Change in certain assets and liabilities:
        Accounts receivable, net                                                       (1,105,803)               2,408,130
        Prepaid expenses and other                                                       (623,262)              (1,249,860)
        Accounts payable                                                                  535,240                 (957,176)
        Accrued liabilities                                                               730,729                 (975,986)
        Deferred revenues                                                                  (1,733)               3,474,368
                                                                              -------------------     --------------------
           Net cash provided by (used in) operating activities                            626,027               (6,010,919)
                                                                              -------------------     --------------------

Cash flows from investing activities:
  Purchase of property and software                                                    (5,205,172)              (7,893,171)
  Proceeds from the sale of property and equipment                                            100                  352,999
  Proceeds from sale of business                                                               --               19,000,000
  Proceeds from maturities and sales of investments                                    37,725,000               13,231,688
  Purchase of investments                                                             (55,409,194)              (4,517,345)
                                                                              -------------------     --------------------
           Net cash provided by (used in) investing activities                        (22,889,266)              20,174,171
                                                                              -------------------     --------------------

Cash flows from financing activities:
  Proceeds from sales of common stock, net of expenses                                 82,698,642                       --
  Repayment of notes payable and other debt extinguishment                                (37,500)                 (31,250)
  Repayment of stockholders' notes                                                             --                  (50,000)
  Principal payments under capital lease obligations                                     (524,847)                (612,729)
  Proceeds from stock options exercised including related income tax benefits             232,371                  262,563
  Cash payments in lieu of fractional shares                                                 (398)                      --
  Purchase of treasury stock                                                                   --               (5,252,911)
  Payments received on stockholder notes receivable                                       192,139                       --
                                                                              -------------------     --------------------
           Net cash provided by (used in) financing activities                         82,560,407               (5,684,327)
                                                                              -------------------     --------------------

Net increase in cash and cash equivalents                                              60,297,168                8,478,925
Cash and cash equivalents at beginning of period                                        3,542,686               20,987,355
                                                                              -------------------     --------------------

Cash and cash equivalents at end of period                                        $    63,839,854          $    29,466,280
                                                                              ===================     ====================

Supplemental disclosure of cash flow information:
  Interest paid                                                                   $       315,101          $       323,524
                                                                              ===================     ====================

Supplemental disclosure of non-cash investing and financing activities:
  Capital lease additions                                                         $       135,769          $       488,302
                                                                              ===================     ====================

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996

         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting for Checkfree Corporation and subsidiaries (the "Company"). The results of operations for the three months and six months ended December 31, 1995 and 1996 are not necessarily indicative of the results for the full year.

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

         2. In August 1996, the Company signed a definitive agreement to sell certain software for $20 million. The sale closed on October 1, 1996 with $19.0 million received at the closing and $1.0 million to be received in 18 months. The gain on the sale of $213,000 was recognized in the fiscal quarter ended December 31, 1996.

            On September 15, 1996, the Company entered into a definitive agreement to purchase Intuit Services Corporation ("ISC"), a wholly owned subsidiary of Intuit Inc., in exchange for approximately 12.6 million shares of the Company's common stock. The agreement contains certain provisions that limit the purchase of additional shares of common stock and the disposition of shares of common stock to be obtained by Intuit Inc. The acquisition of ISC closed on January 27, 1997 and will be accounted for under the purchase method of accounting and is expected to include a charge for in-process research and development, currently estimated at $120 million. ISC provides transaction processing and electronic funds transfer services.

            The Company also entered into a Service and License Agreement with Intuit Inc., whereby the Company will obtain a license to connect to and use certain software technology of Intuit Inc. for a payment of $10 million on the closing of the ISC acquisition and $10 million on October 1, 1997.

         3. In the quarter ended December 31, 1996, the Company accrued $1.3 million in personnel benefits related to a realignment of certain customer care and programming operations. The charge was included in general and administrative expenses and will affect approximately 60 associates. To date, no associates have been terminated and no benefits have been paid against the liability.

         4. Certain amounts in the June 30, 1996 balance sheet have been reclassified to conform with the December 31, 1996 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the three and six months ended December 31, 1995 have been reclassified to conform with the December 31, 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As used in this report, "Checkfree" is generally used to indicate Checkfree Corporation prior to its acquisition of Servantis Systems Holdings, Inc. on February 21, 1996 (the "Servantis Acquisition"), prior to its acquisition of Security APL, Inc. on May 9, 1996 (the "Security APL Acquisition"), and prior to its acquisition of Intuit Services Corporation on January 27, 1997 (the "ISC Acquisition") (the Servantis Acquisition, the Security APL Acquisition, and the ISC Acquisition are collectively referred to as the "Acquisitions"). "Servantis" is generally used to indicate Servantis Systems Holdings, Inc. prior to its acquisition by Checkfree, "Security APL" is generally used to indicate Security APL, Inc. prior to its acquisition by Checkfree, "ISC" is generally used to indicate Intuit Services Corporation prior to its acquisition by Checkfree, and the term the "Company" is used to indicate the combined company following the Acquisitions. This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business -- Business Risks" in the Company's Transition Report on Form 10-K/A No. 1.

         The Acquisitions further Checkfree's strategy of providing an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial institutions and businesses and their customers. Servantis' experience as a provider of electronic commerce and financial applications software and services to financial institutions substantially enhances the Company's presence in the financial institutions market of the electronic commerce segment. Security APL's experience as a vendor of portfolio management and software services to institutional investment managers and investment services to consumers enhances the Company's presence in the consumer and financial institutions market of the electronic commerce segment. ISC's base of financial institution customers furthers the Company's home banking and bill payment offering. The integration of Checkfree's electronic transaction processing and remote delivery technology with Servantis' software products and market presence, Security APL's portfolio management and software services, and ISC's financial institution market share has created a single vendor of electronic commerce services and related products to an expanded customer base of financial institutions and businesses and their customers.

         The Company expects to incur operating losses for the next several quarters. The acquisition of ISC is expected to increase the operating loss for the quarter ending March 31, 1997. However, with the Company's continued increase in sales and marketing efforts to promote the Company's new electronic commerce offerings, and with the continued acceptance in the marketplace of electronic commerce services, and resulting growth in subscribers, the Company expects revenues to continue to increase with operating results beginning to improve in the quarter ending June 30, 1997. The Company intends to increase research and development costs for new products and services, including the integration of the products and services of Checkfree, Servantis, Security APL, and ISC.

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

         RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues certain consolidated statements of operations' data:

                                             Three months ended December 31,           Six months ended December 31,
                                           -----------------------------------      ------------------------------------
                                                1995                1996                 1995                 1996
                                           --------------      ---------------      ---------------      ---------------
Total revenues                                      100.0%               100.0%               100.0%               100.0%
                                           --------------      ---------------      ---------------      ---------------

Expenses:
   Cost of processing, servicing and support         62.2%                59.8%                61.4%                63.0%
   Research and development                          14.6%                18.2%                15.0%                19.6%
   Sales and marketing                               18.2%                17.8%                16.2%                17.4%
   General and administrative                         9.0%                11.9%                 8.6%                13.5%
   Depreciation and amortization                      4.9%                14.9%                 5.0%                15.9%
                                           --------------      ---------------      ---------------      ---------------
     Total expenses                                 108.9%               122.6%               106.2%               129.4%
                                           --------------      ---------------      ---------------      ---------------

Loss from operations                                 (8.9)%              (22.6)%               (6.2)%              (29.4)%

Interest, net                                         8.8%                 1.3%                 5.0%                 1.2%
                                           --------------      ---------------      ---------------      ---------------

Loss before income taxes                             (0.1)%              (21.3)%               (1.2)%              (28.2)%

Income tax expense (benefit)                          1.0%                (7.5)%               (0.1)%               (9.9)%
                                           --------------      ---------------      ---------------      ---------------

Net loss                                             (0.9)%              (13.8)%               (1.1)%              (18.3)%
                                           ==============      ===============      ===============      ===============

         Revenues are reduced by purchased profits of $1.7 million and $7.6 million for the three months and the six months ended December 31, 1996, respectively. Purchased profits are the estimated profits in deferred revenues at the Servantis Acquisition date, which were eliminated as a purchase accounting adjustment. Excluding the purchased profits adjustment, revenues increased 199% to $40.2 million and 206% to $78.8 million for the three months and the six months ended December 31, 1996, respectively. The increases were primarily due to the acquisitions of Servantis and Security APL, and to a lesser extent to the internal growth of the Company.

         Costs of processing, servicing and support as a percentage of servicing revenue (all revenue except licensing fees) and excluding the purchased profits adjustment were 62.2% and 72.8% for the three months ended December 31, 1995 and 1996, respectively, and 61.4% and 68.7% for the six months ended December 31, 1995 and 1996, respectively. Processing, servicing and support costs increased as a percentage of servicing revenue for the quarter and year-to-date, due primarily to an approximate 15% decrease in the average revenue per customer for the Company's home banking and bill payment services. The decrease in the average revenue per customer is a result of the Company's change in marketing strategy in mid-1996 to distribute its bill payment services on a wholesale basis through financial institutions.

Additionally, the Company has increased its implementation staff to service the increasing number of financial institutions which have contracted for the Company's home banking and bill payment offerings. During the implementation period, the margin on the implementation revenue is lower than the margin on the processing revenue.

         Research and development expenses as a percentage of revenues excluding the purchased profits adjustment were 14.6% and 17.4% for the three months ended December 31, 1995 and 1996, respectively, and 15.0% and 17.7% for the six months ended December 31, 1995 and 1996, respectively. The increases as a percentage of revenue were due to increased product and business development for new and existing services and related products, including electronic bill presentment and expanded business and home banking and bill payment offerings, such as Web-based bill payment.

         Sales and marketing expenses as a percentage of revenues excluding the purchased profits adjustment were 18.2% and 17.0% for the three months ended December 31, 1995 and 1996, respectively, and 16.2% and 15.8% for the six months ended December 31, 1995 and 1996, respectively. The decreases as a percentage of revenue were primarily due to the increase in revenues and efficiencies gained from combining the entities.

         General and administrative expenses as a percentage of revenues excluding the purchased profits adjustment were 9.0% and 11.3% for the three months ended December 31, 1995 and 1996, respectively, and 8.6% and 12.2% for the six months ended December 31, 1995 and 1996, respectively. The increases as a percentage of revenue were due to higher general and administrative cost from the acquired companies, charges for certain disputed accounts receivable, and costs of personnel benefits associated with the realignment of certain customer care and programming operations in the three months ended December 31, 1996.

         Depreciation and amortization expenses as a percentage of revenues excluding the purchased profits adjustment were 4.9% and 14.3% for the three months ended December 31, 1995 and 1996, respectively, and 5.0% and 14.4% for the six months ended December 31, 1995 and 1996, respectively. The increases as a percentage of revenue were primarily due to depreciation and amortization from the acquired companies for the three and six months ended December 31, 1995 and 1996. Included in depreciation and amortization expense is purchased software amortization of $2.0 million and $4.0 million for the three month and six month periods ended December 31, 1996, respectively, which relates solely to license fee revenue.

         Net interest income decreased by $676,000 and $403,000 for the three months and the six months ended December 31, 1996, respectively, compared to the same periods in 1995, due to lower cash, cash equivalent and investment balances in 1996 compared to 1995. Such cash was used for acquisitions and to fund operating activities.

         For the three months and six months ended December 31, 1995, the Company recognized a $116,000 income tax expense, on a pre-tax loss of $7,000 and a (6.9%) benefit, respectively. For the three months and six months ended December 31, 1996, the effective income tax rate (benefit) was (35.0%). The three month and six month period effective tax rates vary from the statutory tax rate due to non-deductible items such as meals and entertainment and amortization.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 1996, the Company's operating activities used cash of $6.0 million. During the six month period, the Company invested $7.9 million in property and software additions, primarily for computer related equipment and software and facilities and paid $5.2 million to purchase treasury stock in conjunction with a put option granted to certain stockholders in an acquisition. The Company used cash on hand, the net proceeds from the sale of investments of $8.7 million, as well as the $19.0 million proceeds from the sale of certain software to finance these operating and investing activities.

         At December 31, 1996, the Company's cash and cash equivalents and investments were $41.7 million, a decrease of $200,000 from June 30, 1996. As of December 31, 1996 the Company's current ratio was 1.6 to 1, compared to a current ratio of 2.0 to 1 as of June 30, 1996. In addition, working capital was $26.4 million and $45.4 million at December 31, 1996 and June 30, 1996, respectively.

         The Company entered into a Service and License Agreement with Intuit Inc., which required a $10 million payment upon the closing of the ISC acquisition and $10 million on October 1, 1997. The Company funded the initial $10 million payment pursuant to the Services and License Agreement with available cash and investments. The Company expects to fund the $10 million payment due on October 1, 1997 pursuant to the Services and License Agreement with available cash and investments.

         With the acquisition of ISC, the Company expects to incur operating losses into fiscal 1998. The Company believes the existing cash and cash equivalents and investments will be sufficient to meet the Company's presently anticipated operating, working capital and capital expenditure requirements for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties, including without limitation, quarterly fluctuations in results, the management of growth, the timely implementation of existing bank processing agreements, the ability of the Company to sell its processing services to additional banks, the acceptance of the Company's electronic banking and bill payment services by financial institutions, businesses and their customers, the acceptance of the Company's applications software, services and related products by financial institutions, the impact of competitive services and products, the Company's ability to efficiently integrate recent acquisitions, including ISC, Servantis, and Security APL, the effect of any future acquisitions or divestitures, and the timely development and acceptance of new electronic commerce services and products, as well as the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Transition Report on Form 10-K/A No. 1 for the six months ended June 30, 1996, and the Company's Proxy Statement for the Special Meeting of Stockholders held on January 27, 1997. One or more of these factors have affected, and could in the future affect, the Company's business and financial results in future periods and could cause actual results to differ materially from plans and projections.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         Beginning with the quarter ended December 31, 1996, the Company has enhanced the presentation of operating expenses on the Statements of Operations to separately disclose depreciation and amortization. The Company is presenting the operating expenses in the enhanced format for the periods presented below for comparison purposes (all information is unaudited):

                                                    Twelve months ended           Quarter ended           Quarter ended
                                                           June 30,                September 30,           December 31,
                                                             1995                      1995                    1995
                                                     --------------------      --------------------      -----------------
Expenses:
  Cost of processing, servicing and support                   $26,752,106              $  7,441,669           $  8,355,792
  Research and development                                      5,270,336                 1,894,226              1,962,730
  Sales and marketing                                           5,453,691                 1,739,245              2,442,838
  General and administrative                                    3,215,911                 1,015,644              1,244,865
  Depreciation and amortization                                 2,374,001                   635,484                613,821
  In process research and development                                  --                        --                     --
                                                     --------------------      --------------------      -----------------
      Total expenses                                          $43,066,045               $12,726,268            $14,620,046
                                                     ====================      ====================      =================


                                                        Quarter ended              Quarter ended           Quarter ended
                                                           March 31,                 June 30,              September 30,
                                                             1996                      1996                    1996
                                                     --------------------      --------------------      -----------------
Expenses:
  Cost of processing, servicing and support                  $ 12,351,769               $23,086,735            $21,802,533
  Research and development                                      4,719,572                 5,187,740              6,954,934
  Sales and marketing                                           6,894,229                10,272,928              5,560,792
  General and administrative                                    3,351,170                 3,986,505              5,045,584
  Depreciation and amortization                                 1,918,958                 5,078,143              5,560,810
  In process research and development                          93,757,586                28,600,000                     --
                                                     --------------------      --------------------      -----------------
      Total expenses                                         $122,993,284               $76,212,051            $44,924,653
                                                     ====================      ====================      =================

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
                    2(a)                Agreement and Plan of Merger, dated as
                                        of September 15, 1996, among the
                                        Registrant, Checkfree Acquisition
                                        Corporation II, Intuit Inc., and Intuit
                                        Services Corporation. (Reference is made
                                        to Exhibit 2 to the Current Report on
                                        Form 8-K, dated September 15, 1996,
                                        filed with the Securities and Exchange
                                        Commission, and incorporated herein by
                                        reference.)

                    2(b)                Amendment No. 1 to Agreement and Plan of
                                        Merger, dated as of September 15, 1996,
                                        among the Registrant, Checkfree
                                        Acquisition Corporation II, Intuit Inc., and Intuit Services Corporation
                                        (Reference is made to Appendix A to the
                                        Proxy Statement for the Special Meeting
                                        of Stockholders held on January 27,
                                        1997, filed with the Securities and
                                        Exchange Commission on December 23,
                                        1996, and incorporated herein by
                                        reference.)

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

                    10(h) Services and License Agreement, dated as of September 15, 1996, between Checkfree
                                        Corporation and Intuit Inc. (Reference
                                        is made to Exhibit 10(a) to the Current
                                        Report on Form 8-K, dated November 22,
                                        1996, filed with the Securities and
                                        Exchange Commission, and incorporated
                                        herein by reference.)**

                    10(i)               Amended and Restated Registration Rights
                                        Agreement, dated as of September 15,
                                        1996, between Checkfree Corporation and
                                        Intuit Inc. (Reference is made to
                                        Exhibit 10(a) to the Current Report on
                                        Form 8-K, dated December 16, 1996, filed with the Securities and Exchange
                                        Commission, and incorporated herein by
                                        reference.)

                    10(j)               Amended and Restated stock Restriction
                                        Agreement, dated as of September 15,
                                        1996, between Checkfree Corporation and
                                        Intuit Inc. (Reference is made to
                                        Exhibit 10(b) to the Current Report on
                                        Form 8-K, dated December 16, 1996, filed with the Securities and Exchange
                                        Commission, and incorporated herein by
                                        reference.)

                    10(k)       *         Form of Amended Registration Rights
                                          Agreement, dated as of January 27,
                                          1997, between Checkfree and the former
                                          stockholders of Security APL, Inc.

                     27         *         Financial Data Schedule.

         -------------
         *        Filed with this Report.

         ** The Registrant has requested that portions of this Exhibit be given confidential treatment.

         (b)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A Current Report on Form 8-K, dated as of October 1, 1996, was filed with the Securities and Exchange Commission on October 9, 1996 (Items 2 and 7).

                  (ii) A Current Report on Form 8-K/A No. 2, dated as of May 9, 1996, was filed with the Securities and Exchange Commission on October 11, 1996
                           (Items 2 and 7).

                  (iii) A Current Report on Form 8-K, dated as of November 22, 1996, was filed with the Securities and Exchange Commission on December 6, 1996 (Items 5 and 7).

                  (iv) A Current Report on Form 8-K, dated as of December 16, 1996, was filed with the Securities and Exchange Commission on December 18, 1996 (Items 5 and 7).

                  (v) A Current Report on Form 8-K, dated as of January 27, 1997, was filed with the Securities and Exchange Commission on January 27, 1997 (Items 2 and 7).

                  (vi) A Current Report on Form 8-K, dated as of January 31, 1997, was filed with the Securities and Exchange Commission on February 3, 1997 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHECKFREE CORPORATION

Date:  February 11, 1997          By: /s/ JAMES S. DOUGLASS
                                     -----------------------------------------
                                         James S. Douglass, Executive Vice
                                         President, Finance and Chief Financial
                                         Officer*
                                         (Principal Financial Officer)

Date:  February 11, 1997          By: /s/ JOHN M. STANTON
                                     ----------------------------------------
                                         John M. Stanton, Vice President,
                                         Treasurer, and Assistant Secretary
                                         (Principal Accounting Officer)

* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this amended report on behalf of the Registrant.

                             CHECKFREE CORPORATION

                        FORM 10-Q FOR THE QUARTER ENDED
                               DECEMBER 31, 1996

                                 EXHIBIT INDEX

      EXHIBIT                                          EXHIBIT                                      EXHIBIT INDEX
      NUMBER                                         DESCRIPTION                                     PAGE NUMBER
       2(a)                Agreement and Plan of Merger, dated as of September
                           15, 1996, among the Registrant, Checkfree Acquisition
                           Corporation II, Intuit Inc., and Intuit Services
                           Corporation (Reference is made to Exhibit 2 to the
                           Current Report on Form 8-K, dated September 15, 1996,
                           filed with the Securities and Exchange Commission,
                           and incorporated herein by reference.)

       2(b) Amendment No. 1 to Agreement and Plan of Merger, dated as of September 15, 1996, among the Registrant, Checkfree Acquisition Corporation II, Intuit Inc., and Intuit Services Corporation (Reference is made to Appendix A to the Proxy Statement for the Special
                           Meeting of Stockholders held on January 27, 1997, filed with the Securities and Exchange Commission on December 23, 1996, and incorporated herein by reference.)

       10(a)               Checkfree Corporation Amended and Restated 1995 Stock
                           Option Plan. (Reference is made to Exhibit 10(jjj) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31,
                           1996 (Registration No. 333-15247) and incorporated herein by reference.)

       10(b)               Checkfree Corporation Associate Stock Purchase Plan.
                           (Reference is made to Exhibit 10(kkk) to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31,
                           1996 (Registration No. 333- 15247) and incorporated herein by reference.)

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

       10(h)               Services and License Agreement, dated as of September
                           15, 1996, between Checkfree Corporation and Intuit
                           Inc. (Reference is made to Exhibit 10(a) to the Current Report on Form 8-K, dated November 22, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(i) Amended and Restated Registration Rights Agreement, dated as of September 15, 1996, between Checkfree
                           Corporation and Intuit Inc. (Reference is made to Exhibit 10(a) to the Current Report on Form 8-K, dated December 16, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(j) Amended and Restated stock Restriction Agreement, dated as of September 15, 1996, between Checkfree
                           Corporation and Intuit Inc. (Reference is made to Exhibit 10(b) to the Current Report on Form 8-K, dated December 16, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(k)      *        Form of Amended Registration Rights Agreement,
                           dated as of January 27, 1997, between Checkfree and
                           the former stockholders of Security APL, Inc.

        27        *        Financial Data Schedule.

------------------

*   Filed with this Report.

** The Registrant has requested that portions of this Exhibit be given confidential treatment.