Form 10-Q
period 1997-03-31
CHECKFREE CORP \GA\
filed 1997-05-14
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                                       OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________________

                         Commission file number: 0-26802

                              CHECKFREE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                31-1013521
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 dentification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES  X   NO
                                                       ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 54,399,712 shares of Common Stock, $.01 par value, were outstanding at April 30, 1997.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.       FINANCIAL INFORMATION

         Item 1.      Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           June 30, 1996 and March 31, 1997

                      Condensed Consolidated Statements of                                           4
                           Operations For Three Months and the
                           Nine Months Ended March 31, 1996 and 1997

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Nine Months Ended
                           March 31, 1996 and 1997

                      Notes to Interim Condensed Consolidated Unaudited                             6-8
                           Financial Statements For the Three Months
                           and Nine Months Ended March 31, 1996 and 1997

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         9-13

PART II.      OTHER INFORMATION

         Item 1.      Legal Proceedings.                                                            N/A

         Item 2.      Changes in Securities.                                                        N/A

         Item 3.      Defaults Upon Senior Securities.                                              N/A

         Item 4.      Submission of Matters to a Vote of Security Holders.                         14-15

         Item 5.      Other Information.                                                            N/A

         Item 6.      Exhibits and Reports on Form 8-K.                                            15-16

         Signatures                                                                                 17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,
                                                                           1996                 March 31, 1997
                                                                       -------------            --------------
                                    ASSETS                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                                            $  20,987,355            $  37,985,150
  Investments                                                             18,089,029                3,712,623
  Accounts receivable, net                                                29,591,417               40,711,273
  Assets held for sale                                                    20,000,000                       --
  Prepaid expenses and other                                               2,205,026                2,331,361
                                                                       -------------            -------------
      Total Current Assets                                                90,872,827               84,740,407

Property and equipment, net                                               36,567,141               48,615,816
Capitalized software, net                                                 34,407,680               29,821,421
Intangible assets, net                                                    27,507,677               57,932,291
Investments and other assets                                               6,874,219                9,095,632
                                                                       -------------            -------------

Total                                                                  $ 196,229,544            $ 230,205,567
                                                                       =============            =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                         5,139,607                4,999,304
  Accrued liabilities                                                     16,038,095               30,645,390
  Current portion of long-term obligations                                 1,112,184                  984,470
  Deferred revenues                                                       15,388,797               31,304,800
  Deferred income taxes                                                    7,819,505                       --
                                                                       -------------            -------------
      Total Current Liabilities                                           45,498,188               67,933,964


Deferred income taxes                                                      4,732,324                       --
Long-term obligations - less current portion                               8,324,317                8,653,013
                                                                       -------------            -------------
      Total Liabilities                                                   58,554,829               76,586,977
                                                                       -------------            -------------

Stockholders' Equity:
  Preferred stock - 15,000,000 authorized shares, $.01 par value; no
      shares issued or outstanding                                                --                       --
  Common stock - 150,000,000 authorized shares, $.01 par value;
      42,274,800 and 55,371,421 shares issued                                422,748                  553,714
  Additional paid in capital                                             276,823,109              453,795,649
  Treasury stock - at cost, 757,536 and 1,034,005 shares                    (629,481)              (5,882,392)
  Accumulated deficit                                                   (138,941,661)            (294,848,381)
                                                                       -------------            -------------
      Total Stockholders' Equity                                         137,674,715              153,618,590
                                                                       -------------            -------------

  Total                                                                $ 196,229,544            $ 230,205,567
                                                                       =============            =============

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three months ended March 31,      Nine months ended March 31,
                                                  ------------------------------    ------------------------------
                                                      1996             1997             1996             1997
                                                  -------------    -------------    -------------    -------------
Revenues:
  Processing and servicing                        $  10,721,891    $  26,932,138    $  31,367,170    $  62,664,034
  Merchant discount                                   3,087,187        3,361,166        8,190,582        9,994,189
  License                                             4,619,288        8,180,764        4,619,288       21,674,912
  Maintenance                                           338,444        7,300,585          338,444       15,653,603
  Other                                               2,921,950        4,413,593        2,921,950       11,368,399
                                                  -------------    -------------    -------------    -------------
    Total revenues                                   21,688,760       50,188,246       47,437,434      121,355,137
                                                  -------------    -------------    -------------    -------------

Expenses:
  Cost of processing, servicing and support          12,351,769       30,357,313       28,149,230       75,784,019
  Research and development                            4,719,572        8,556,483        8,576,528       22,526,795
  Sales and marketing                                 6,894,229        8,868,132       11,076,312       21,278,162
  General and administrative                          3,351,170        3,922,894        5,569,934       12,923,913
  Depreciation and amortization                       1,918,958        6,696,524        3,210,008       18,013,065
  Exclusivity amortization and other                         --        2,994,417               --        2,994,417
  In process research and development                93,757,586      140,000,000       93,757,586      140,000,000
                                                  -------------    -------------    -------------    -------------
    Total expenses                                  122,993,284      201,395,763      150,339,598      293,520,371
Gain on sale of business                                     --        6,250,000               --        6,250,000
                                                  -------------    -------------    -------------    -------------


Loss from operations                               (101,304,524)    (144,957,517)    (102,902,164)    (165,915,234)

Interest, net                                           873,103          250,058        2,158,679        1,132,433
                                                  -------------    -------------    -------------    -------------

Loss before income taxes and extraordinary item    (100,431,421)    (144,707,459)    (100,743,485)    (164,782,801)

Income tax benefit                                   (3,318,832)      (1,850,985)      (3,340,424)      (8,876,081)
                                                  -------------    -------------    -------------    -------------

Loss before extraordinary item                      (97,112,589)    (142,856,474)     (97,403,061)    (155,906,720)

Extraordinary item, net of tax                         (364,374)              --         (364,374)              --
                                                  -------------    -------------    -------------    -------------

Net loss                                          $ (97,476,963)   $(142,856,474)   $ (97,767,435)   $(155,906,720)
                                                  =============    =============    =============    =============

Net loss per common share:
       Loss before extraordinary item             $       (2.80)   $       (2.83)   $       (3.06)   $       (3.50)
       Extraordinary item                         $       (0.01)   $          --    $       (0.01)   $          --
                                                  -------------    -------------    -------------    -------------
           Net loss                               $       (2.81)   $       (2.83)   $       (3.07)   $       (3.50)
                                                  =============    =============    =============    =============

Weighted average common shares outstanding           34,667,033       50,499,173       31,821,537       44,511,048
                                                  =============    =============    =============    =============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended March 31,
                                                                              ---------------------------
                                                                                 1996            1997
                                                                              -----------    ------------
Cash flows from operating activities:
         Net loss                                                             (97,767,435)   (155,906,720)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Write-off of in process research and development                 93,757,586     140,000,000
              Write-off of capitalized software                                        --       2,018,570
              Depreciation and amortization                                     3,210,008      18,013,065
              Exclusivity amortization and other                                       --       2,994,417
              Deferred income taxes                                            (3,520,552)     (8,877,353)
              Gain on sale of business                                                 --      (6,250,000)
              Loss on disposal of property and equipment                           70,689         262,811
              Change in certain assets and liabilities (net of business
               acquisitions)
                  Accounts receivable, net                                     (3,213,444)     (6,369,375)
                  Prepaid expenses and other                                      (76,181)     (4,272,272)
                  Accounts payable                                              1,258,144        (802,833)
                  Accrued liabilities                                           2,868,144       2,741,887
                  Deferred revenues                                               286,499      12,316,003
                                                                              -----------    ------------
                      Net cash used in operating activities                    (3,126,542)     (4,131,800)
                                                                              -----------    ------------

Cash flows from investing activities:
         Purchase of property and software                                     (8,155,513)     (8,629,079)
         Proceeds from the sale of property and equipment                          33,413       1,040,677
         Proceeds from sale of product lines                                           --      28,900,000
         Purchase of business, net of cash acquired                           (38,937,027)    (11,363,140)
         Proceeds from maturities and sales of investments                     47,811,179      19,869,508
         Purchase of investments                                              (55,409,194)     (3,000,000)
                                                                              -----------    ------------
                      Net cash provided by (used in) investing activities     (54,657,142)     26,817,966
                                                                              -----------    ------------

Cash flows from financing activities:
         Proceeds from sales of common stock, net of expenses                  82,698,642              --
         Repayment of notes payable and other debt extinguishment                 (56,250)        (93,750)
         Proceeds from notes payable                                            1,100,000              --
         Principal payments under capital lease obligations                      (797,652)       (769,017)
         Proceeds from stock options exercised including related income tax
          benefits                                                                784,713         427,307
         Cash payments in lieu of fractional shares                                  (542)             --
         Purchase of treasury stock                                                    --      (5,252,911)
         Payments received on stockholder notes receivable                        192,139              --
                                                                              -----------    ------------
                      Net cash provided by (used in) financing activities      83,921,050      (5,688,371)
                                                                              -----------    ------------

Net increase in cash and cash equivalents                                      26,137,366      16,997,795
Cash and cash equivalents at beginning of period                                3,542,686      20,987,355
                                                                              -----------    ------------

Cash and cash equivalents at end of period                                     29,680,052      37,985,150
                                                                              ===========    ============

Supplemental disclosure of cash flow information:
         Interest paid                                                            467,939         586,547
                                                                              ===========    ============
         Income taxes paid                                                        300,100         142,990
                                                                              ===========    ============

Supplemental disclosure of non-cash investing and financing activities:
         Capital lease additions                                                       --       1,063,749
                                                                              ===========    ============

See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1997

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

         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting for Checkfree Corporation and subsidiaries (the "Company"). The results of operations for the three months and nine months ended March 31, 1996 and 1997 are not necessarily indicative of the results for the full year.

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

         2. On January 27, 1997, the Company acquired Intuit Services Corporation ("ISC") for a total of $199.0 million, including 12.6 million shares of common stock valued at $177.2 million, the present value of the cash payments due to Intuit, Inc. under the Services and License Agreement of $19.6 million, acquisition costs of $2.3 million, and the assumption of liabilities of approximately $1.6 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $25.7 million was allocated to goodwill and is being amortized on a straight-line basis over 10 years. In addition, $140.0 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Further, $7.9 million was allocated to an exclusivity agreement with Intuit, Inc. and is being amortized on a straight-line basis over the contractual life of eight months. ISC's operations are included in the consolidated results of operations from the date of the acquisition.

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

                  The unaudited pro forma results of operations of the Company for the nine months ended March 31, 1996 and 1997, assuming the ISC acquisition occurred on July 1, 1995 are as follows:

                                                            Nine Months Ended March 31,
                                                              1996                1997
                                                              ----                ----
                                                        (In thousands, except per share data)
Total revenues                                                $55,931            $139,264
Loss before income taxes                                      (25,436)            (37,107)
Loss before extraordinary item                                (15,487)            (23,999)
Net loss                                                      (15,851)            (23,999)
Loss before extraordinary item per share                        (0.35)             ( 0.44)
Net loss per share                                              (0.36)             ( 0.44)

                  The information is presented to facilitate meaningful comparisons to on-going operations and to other companies. The unaudited pro forma amounts above do not include the value of the $90.6 million and $140.0 million of purchased research and development arising from the Servantis Acquisition in 1996 and the ISC Acquisition in 1997, respectively. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the earliest period presented, nor should it be used to project the Company's results of operations for any future periods.

                  The Company has not completed the valuation of tangible property and equipment. The valuation should be completed in the quarter ended June 30, 1997. The Company expects the final valuation will not have a material impact on the estimated valuation used for the quarter ended March 31, 1997.

         3. On March 26, 1997, the Company sold certain assets and certain contracts and licensed certain proprietary software for processing automatic accounts receivable through credit cards or the Automated Clearing House. The gain on the sale of $6,250,000 was recognized in the fiscal quarter ended March 31, 1997.

         4. In the quarter ended December 31, 1996, the Company accrued $1.3 million in personnel benefits related to a realignment of certain customer care and programming operations. The charge was included in general and administrative expenses and will affect approximately 60 associates. To date, 14 associates have been terminated and $61,000 in benefits have been paid against the liability.

         5. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records writedowns to net realizable value for any products for which the net book value is in excess of net realizable value. During the quarter ended March 31, 1997, the Company recorded a writedown for a certain software product of $2.0 million, which was included in cost of processing, servicing and support.

         6. In the quarter ended March 31, 1997, the Company's stockholders and/or Board of Directors approved: (a) the amendment to the Company's 1995 Stock Option Plan increasing the number of authorized shares for the Plan from 2,620,700 shares to 5,000,000 shares; (b) the adoption of the Company's Associate Stock Purchase Plan which authorized the sale of up to 1,000,000 shares of Common Stock to eligible employees; and (c) the adoption of the amendment to the Company's 401(k) Plan which authorized up to 1,000,000 shares of Common Stock for the Company's matching contribution.

         7. In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" was issued. The Statement is not effective until periods ending after December 15, 1997. However, had the Company adopted the Statement in the current quarter, basic and dilutive loss per share, as defined in the Statement, would be the same as the loss per share currently reported in the accompanying financial statements.

         8. In May 1997, the Company obtained a working capital line of credit, which enables the Company to borrow up to $20 million, based on the collateral of eligible accounts receivable. The line expires in October 1999, and contains certain restrictive covenants, including defined quarterly operating results, minimum tangible net worth requirements, and the prohibition of paying dividends.

         9. In January 1997, the Company's Board of Directors declared a dividend distribution of Preferred Share Purchase Rights to protect its stockholders in the event of an unsolicited attempt to acquire the Company. On February 14, 1997, the Rights were issued to the Company's stockholders of record, with an expiration date of 10 years. Until a person or group acquires 15% or more of the Company's Common Stock, the Rights will automatically trade with the shares of Common Stock. Only when a person or group has acquired 15% or more of the Company's Common Stock, will the Rights be exercisable and separate certificates be issued. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for $.001 per Right at the option of the Board of Directors.

         10. The Company evaluates the net realizable value of long-lived assets at each balance sheet date and records writedowns to net realizable value for any assets for which the net book value is in excess of net realizable value. During the quarter ended March 31, 1997, the Company recorded a writedown of approximately $1.0 million for certain equipment and intangible assets.

         11. Certain amounts in the June 30, 1996 balance sheet have been reclassified to conform with the March 31, 1997 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the three and nine months ended March 31, 1996 have been reclassified to conform with the March 31, 1997 presentation.

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

         The Company expects to incur operating losses for the next several quarters. However, with the Company's continued increase in sales and marketing efforts to promote the Company's new electronic commerce offerings, and with the continued acceptance in the marketplace of electronic commerce services, and resulting growth in subscribers, the Company expects revenues to continue to increase and operating results to continue to improve in the quarter ending June 30, 1997. The Company intends to continue to invest research and development costs for new products and services, including the integration of the products and services of Checkfree, Servantis, Security APL, and ISC.

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

         RESULTS OF OPERATIONS

         The following table sets forth as percentages of total revenues certain consolidated statements of operations' data:


                                                Three months ended March 31,    Nine months ended March 31,
                                                ----------------------------    ---------------------------
                                                   1996            1997            1996            1997
                                                  ------          ------          ------          ------
Total revenues                                     100.0%          100.0%          100.0%          100.0%
                                                  ------          ------          ------          ------

Expenses:
   Cost of processing, servicing and support        57.0%           60.5%           59.3%           62.4%
   Research and development                         21.8%           17.0%           18.1%           18.6%
   Sales and marketing                              31.8%           17.7%           23.3%           17.5%
   General and administrative                       15.5%            7.8%           11.7%           10.6%
   Depreciation and amortization                     8.8%           13.3%            6.8%           14.8%
   Exclusivity amortization and other                0.0%            6.0%            0.0%            2.5%
   In process research and development             432.2%          279.0%          197.7%          115.5%
                                                  ------          ------          ------          ------
        Total expenses                             567.1%          401.3%          316.9%          241.9%
Gain on sale of business                             0.0%           12.5%            0.0%            5.2%
                                                  ------          ------          ------          ------
Loss from operations                              (467.1%)        (288.8%)        (216.9%)        (136.7%)
Interest, net                                        4.0%            0.5%           (4.6%)           0.9%
                                                  ------          ------          ------          ------

Loss before income taxes and extraordinary item   (463.1%)        (288.3%)        (212.3%)        (135.8%)

Income tax benefit                                 (15.3%)          (3.7%)          (7.0%)          (7.3%)
                                                  ------          ------          ------          ------
Net loss before extraordinary item                (447.8%)        (284.6%)        (205.3%)        (128.5%)
Extraordinary item, net of tax                      (1.6%)           0.0%           (0.8%)           0.0%
                                                  ------          ------          ------          ------

Net loss                                          (449.4%)        (284.6%)        (206.1%)        (128.5%)
                                                  ======          ======          ======          ======

         Revenues are reduced by purchased profits of $3.5 million and $0.2 million for the three months ended March 31, 1996 and 1997, respectively, and by $3.5 million and $7.8 million for the nine months ended March 31, 1996 and 1997, respectively. Purchased profits are the estimated profits in deferred revenues at the Servantis Acquisition date, which were eliminated as a purchase accounting adjustment. Excluding the purchased profits adjustment, revenues increased 100% to $50.4 million and 154% to $129.2 million for the three months and the nine months ended March 31, 1997, respectively. The increases were primarily due to the acquisitions of Servantis, Security APL, and ISC and to a lesser extent to the internal growth of the Company.

         Costs of processing, servicing and support as a percentage of servicing revenue (all revenue except licensing fees) and excluding the purchased profits adjustment were 60.0% and 71.9% for the three months ended March 31, 1996 and 1997, respectively, and 60.8% and 70.5% for the nine months ended March 31, 1996 and 1997, respectively. Processing, servicing and support costs increased as a percentage of servicing revenue for the quarter and year-to-date, due primarily to an approximate 15% decrease in the average revenue per customer for the Company's home banking and bill payment services. The decrease in the average revenue per customer is a result of the Company's change in marketing strategy in mid-1996 to distribute its bill payment services on a wholesale basis through financial institutions. Additionally, the Company has increased its implementation staff to service the increasing number of financial institutions which have contracted for the Company's home banking and bill payment offerings. Finally, the cost of processing transactions at ISC is higher than the processing costs at the Company.

         Research and development expenses as a percentage of total revenues excluding the purchased profits adjustment were 18.7% and 17.0% for the three months ended March 31, 1996 and 1997, respectively, and 16.8% and 17.4% for the nine months ended March 31, 1996 and 1997, respectively. The decrease as a percentage of revenue for the three month period was primarily due to the increase in revenues and efficiencies gained from combining the entities. The increase as a percentage of revenue for the nine month period was due to increased product and business development for new and existing services and related products, including electronic bill presentment and expanded business and home banking and bill payment offerings, such as Web-based bill payment.

         Sales and marketing expenses as a percentage of total revenues excluding the purchased profits adjustment were 27.4% and 17.6% for the three months ended March 31, 1996 and 1997, respectively, and 21.7% and 16.5% for the nine months ended March 31, 1996 and 1997, respectively. The decreases as a percentage of revenue were primarily due to the increase in revenues and efficiencies gained from combining the entities. In addition, in the quarter ended March 31, 1996, the Company incurred $3.5 million for direct marketing initiatives to acquire new bill payment customers. The direct marketing campaign was discontinued in mid-1996.

         General and administrative expenses as a percentage of total revenues excluding the purchased profits adjustment were 13.3% and 7.8% for the three months ended March 31, 1996 and 1997, respectively, and 10.9% and 10.0% for the nine months ended March 31, 1996 and 1997, respectively. The decrease as a percentage of revenue was primarily due to the increase in revenues and efficiencies gained from combining the entities.

         Depreciation and amortization expenses as a percentage of total revenues excluding the purchased profits adjustment were 7.6% and 13.3% for the three months ended March 31, 1996 and 1997, respectively, and 6.3% and 13.9% for the nine months ended March 31, 1996 and 1997, respectively. The increases as a percentage of revenue were primarily due to depreciation and amortization from the acquired companies. Included in depreciation and amortization expense is purchased software amortization of $0.6 million and $2.0 million for the three month and nine month periods ended March 31, 1997, respectively, which relates solely to license fee revenue.

         Exclusivity amortization and other includes $2.0 million amortization for the value assigned to the exclusivity arrangement with Intuit. This asset is amortized over the contractual exclusivity term, which expires October 1, 1997. In addition, the Company incurred $1.0 million of write-offs of certain property and intangibles.

         In-process research and development reflects the amounts of the purchase price independently appraised and allocated to in-process technology and expensed at the time of the acquisitions. In-process research and development represents research efforts underway which have not reached technological feasibility and which do not have an alternative future use.

         Net interest income decreased by $0.6 million and $1.0 million for the three months and the nine months ended March 31, 1997, respectively, compared to the same periods in 1996, due to lower cash, cash equivalent and investment balances in 1997 compared to 1996. Such cash was used for acquisitions and to fund operating activities.

         The effective tax rate (benefit) was (3.3%) and (1.3%) for the three months ended March 31, 1996 and 1997, respectively, and (3.3%) and (5.4%) for the nine months ended March 31, 1996 and 1997, respectively. The three month and nine month period effective tax rates vary from the statutory tax rate due primarily to in-process research and development. The Company's underlying effective tax benefit was 35%.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 31, 1997, the Company's operating activities used cash of $4.1 million. During the nine month period, the Company invested $8.6 million in property and software additions, primarily for computer related equipment and software and facilities, $11.4 for the ISC Acquisition (net of cash acquired), and paid $5.2 million to purchase treasury stock in conjunction with a put option granted to certain stockholders in an acquisition. The Company used cash on hand, the net proceeds from the sale of investments of $16.9 million, as well as the $28.9 million proceeds from the sale of certain product lines to finance these operating and investing activities.

         At March 31, 1997, the Company's cash and cash equivalents and investments were $42.1 million, an increase of $200,000 from June 30, 1996. As of March 31, 1997, the Company's current ratio was 1.2 to 1, compared to a current ratio of 2.0 to 1 as of June 30, 1996. In addition, working capital was $16.8 million and $45.4 million at March 31, 1997 and June 30, 1996, respectively.

         The Company entered into a Service and License Agreement with Intuit, Inc., which required a $10 million payment upon the closing of the ISC acquisition and $10 million on October 1, 1997. The Company funded the initial $10 million payment pursuant to the Services and License Agreement with available cash and investments. The Company expects to fund the $10 million payment due on October 1, 1997 pursuant to the Services and License Agreement with available cash and investments.

         With the acquisition of ISC, the Company expects to incur operating losses into fiscal 1998. The Company believes the existing cash and cash equivalents and investments will be sufficient to meet the Company's presently anticipated operating, working capital and capital expenditure requirements for the foreseeable future. To the extent that the Company needs additional capital resources, the Company believes that it will have access to both bank financing and capital leasing for additional facilities and equipment. In addition, in May 1997, the Company obtained a $20 million working capital line of credit.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties. These forward-looking statements involve risks and uncertainties, including without limitation, quarterly fluctuations in results, the management of growth, the timely implementation of existing bank processing agreements, the ability of the Company to sell its processing services to additional banks, the acceptance of the Company's electronic banking and bill payment services by financial institutions, businesses and their customers, the acceptance of the Company's applications software, services and related products by financial institutions, the impact of competitive services and products, the Company's ability to efficiently integrate recent acquisitions, including ISC, Servantis, and Security APL, the effect of any future acquisitions or divestitures, and the timely development and acceptance of new electronic commerce services and products, as well as the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Transition Report on Form 10-K/A No. 1 for the six months ended June 30, 1996 and the Company's Proxy Statement for the Special Meeting of Stockholders held on January 27, 1997. One or more of these factors have affected, and could in the future affect, the Company's business and financial results in future periods and could cause actual results to differ materially from plans and projections.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a Special Meeting of Stockholders on January 27, 1997 for the following purposes:

         1. To consider and approve the issuance of common stock, $.01 par value, of the Company (the "Common Stock") pursuant to the Agreement and Plan of Merger, dated as of September 15, 1996, as amended (the "Merger Agreement"). Pursuant to the Merger Agreement, Checkfree Acquisition Corporation II, a Delaware corporation ("Acquisition") and a wholly-owned subsidiary of the Company, would be merged with and into Intuit Services Corporation, a Delaware corporation ("ISC"), and the sole stockholder of ISC would receive up to 12,600,000 shares of Common Stock, as such number of shares may be adjusted in accordance with the terms of the Merger Agreement, in exchange for its shares of common stock of ISC, as more fully described in the accompanying Proxy Statement;

         2. To consider and act upon a proposed amendment to the Company's 1995 Stock Option Plan to increase the number of shares of Common Stock issuable upon exercise of stock options under the Company's 1995 Stock Option Plan from 2,630,700 shares to 5,000,000 shares; and

         3. To consider and adopt the Company's Associate Stock Purchase Plan which authorizes the sale of up to 1,000,000 shares of Common Stock to eligible employees.

         Each of management's proposals as presented in the proxy statement were approved with the following vote:

         Proposal 1:       The issuance of 12,600,000 shares to Intuit Inc. for
                           the acquisition of Intuit Services Corporation:

                                              NUMBER OF SHARES VOTED
                                              ----------------------

          FOR                    AGAINST                 ABSTAIN                 NO VOTE                  TOTAL
          ---                    -------                 -------                 -------                  -----
      30,001,056                 45,539                  19,456                  193,235                30,259,286

         Proposal 2:       The amendment to the 1995 Stock Option Plan to
                           increase the number of shares available for issuance under the Plan:

                                              NUMBER OF SHARES VOTED
                                              ----------------------


          FOR                    AGAINST                 ABSTAIN                 NO VOTE                  TOTAL
          ---                    -------                 -------                 -------                  -----
       28,938,036               1,214,552                31,210                  30,488                 30,259,286

         Proposal 3:       Approval of the Company's Associate Stock Purchase
                           Plan:

                                              NUMBER OF SHARES VOTED
                                              ----------------------


          FOR                    AGAINST                 ABSTAIN                 NO VOTE                  TOTAL
          ---                    -------                 -------                 -------                  -----
      29,181,838                1,061,215                16,233                     0                   30,259,286


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
               --------------                        -------------------
                    4(a)                Form of Rights Agreement dated as of January 31, 1997, between
                                        Checkfree and KeyCorp Shareholder Services, Inc., including as
                                        Exhibit A the Certificate of Designations of Series A Junior
                                        Participating Cumulative Preferred Stock, as Exhibit B thereto the form of Right Certificate and as Exhibit C thereto the Summary of Rights.  (Reference is made to Exhibit 4.1 to the Current
                                        Report on Form 8-K, dated February 3, 1997, filed with the
                                        Securities and Exchange Commission, and incorporated herein by reference.)

                    10(a)               Form of Amended Registration Rights Agreement, dated as of
                                        January 27, 1997, between Checkfree and the former stockholders of Security APL, Inc. (Reference is made to Exhibit 10(k) to the
                                        Quarterly Report on Form 10-Q for the quarter ended December 31,
                                        1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

                     27        *        Financial Data Schedule.


         --------------
         *        Filed with this Report.

         (b)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A Current Report on Form 8-K, dated as of January 27, 1997, was filed with the Securities and Exchange Commission on January 27, 1997 (Items 2 and 7).

                  (ii) A Current Report on Form 8-K, dated as of February 3, 1997, was filed with the Securities and Exchange Commission on February 3, 1997 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHECKFREE CORPORATION


Date:  May 13, 1997              By:   /s/ James S. Douglass
                                    ------------------------
                                          James S. Douglass, Executive Vice
                                          President, Finance and Chief
                                          Financial Officer*
                                          (Principal Financial Officer)


Date:  May 13, 1997              By:   /s/ John M. Stanton
                                    ----------------------
                                          John M. Stanton, Vice President,
                                          Treasurer, and Assistant Secretary
                                          (Principal Accounting Officer)

* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this report on behalf of the Registrant.

                              CHECKFREE CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1997

                                  EXHIBIT INDEX

      EXHIBIT                                          EXHIBIT                                      EXHIBIT INDEX
      NUMBER                                         DESCRIPTION                                     PAGE NUMBER
      ------                                         -----------                                     -----------

       4(a)                Form of Rights Agreement dated as of January 31,
                           1997, between Checkfree and KeyCorp Shareholder
                           Services, Inc., including as Exhibit A the Certificate of Designations of Series A Junior Participating
                           Cumulative Preferred Stock, as Exhibit B thereto the form of Right Certificate and as Exhibit C thereto the Summary of Rights. (Reference is made to Exhibit
                           4.1 to the Current Report on Form 8-K, dated
                           February 3, 1997, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(a) Form of Amended Registration Rights Agreement, dated as of January 27, 1997, between Checkfree and the former stockholders of Security APL, Inc.
                           (Reference is made to Exhibit 10(k) to the Quarterly
                           Report on Form 10-Q for the quarter ended December
                           31, 1996, filed with the Securities and Exchange
                           Commission, and incorporated herein by reference.)


        27        *        Financial Data Schedule.


-------------
*        Filed with this Report.