Form 10-K
period 1997-06-30
CHECKFREE CORP \GA\
filed 1997-09-26
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 1997

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

                           4411 EAST JONES BRIDGE ROAD
                             NORCROSS, GEORGIA 30092
                    (Address of principal executive offices,
                               including zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $579,069,107 on September 12, 1997.

     There were 54,686,159 shares of the Registrant's Common Stock outstanding on September 12, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III.

TABLE OF CONTENTS
-----------------

                                                                                                         Page
                                                                                                         ----
                                                    PART I
Item 1.    Business                                                                                         3

Item 2.    Properties                                                                                      26

Item 3.    Legal Proceedings                                                                               26

Item 4.    Submission of Matters to a Vote of Security Holders                                             26

                                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                       27

Item 6.    Selected Financial Data                                                                         27

Item 7.    Managements Discussion and Analysis of Financial Condition and Results of Operations            29

Item 8.    Financial Statements and Supplementary Data                                                     37

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure            37

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                              38

Item 11.   Executive Compensation                                                                          38

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                  38

Item 13.   Certain Relationships and Related Transactions                                                  38

                                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 39

Signatures                                                                                                 44

Consolidated Financial Statements                                                                         F-1

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

         CheckFree Corporation (the "Company") is a leading provider of electronic commerce services, institutional portfolio management services, and financial application software for financial institutions and businesses and their customers. The Company services approximately 1.8 million consumers, 1,000 businesses, and 850 financial institutions (including the 500 largest banks in the United States). The Company has also signed agreements with over 276 financial institutions to provide electronic home banking services for the customers of those financial institutions.

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business -- Business Risks."

         The business of the Company is pursued through three independent but inter-related divisions: Electronic Commerce, Institutional Investment Services, and Software. All three divisions market their services and products to financial institutions, the investment industry, and to their customers, both consumer and business. The Company's current business has been developed through expansion of its core electronic commerce business and the acquisition of companies operating businesses similar to, or complementary with, that business.

EVOLUTION OF CURRENT BUSINESS

         The Company was incorporated in Ohio in 1981 and reincorporated in Delaware in 1986. The Company has nine direct and indirect wholly owned subsidiaries: Servantis Systems Holdings, Inc., a Delaware corporation; Servantis Systems, Inc., a Georgia corporation; Servantis Services, Inc., a Georgia corporation; CheckFree Software Solutions, Inc., a Delaware corporation; Security APL, Inc., an Illinois corporation; Bow Tie Systems, Inc., an Illinois corporation; CheckFree Services Corporation, a Delaware corporation; CheckFree Investment Corporation, a Delaware corporation; and RCM Systems, Inc., a Wisconsin corporation. The Company's principal executive offices are located at 4411 East Jones Bridge Road, Norcross, Georgia 30092 and its telephone number is
(770) 441-3387. The Company's Internet address is http://www.checkfree.com.

         5B CAPABILITY

         Prior to the Acquisitions, the Company operated its business in one business segment, electronic bill payment. Through the Acquisitions the Company obtained the customer relationships, technology, skilled personnel, and other resources required to fulfill its strategy of diversifying its offerings in electronic commerce to embrace each of the 5Bs: electronic bill payment, bill presentment, banking, brokerage, and business payments ("5Bs"). These acquisitions also helped to enable the Company to extend the application of its expertise and relationships in electronic commerce to two related areas, institutional investment services and software.

         THE SERVANTIS ACQUISITION

         On February 21, 1996, CheckFree acquired Servantis for approximately $165.1 million, consisting of the issuance of 5.7 million shares of the Company's Common Stock valued at $20.00 per share and $42.5 million in cash to repay Servantis' long-term debt. Founded in 1971, Servantis was a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions. Servantis designed, marketed, licensed, and supported software products for electronic corporate banking, home banking, financial lending, regulatory compliance, and document imaging. In addition, Servantis offered software consulting and remote processing services. The Company accounted for the Servantis Acquisition using the purchase method of accounting.

         THE SECURITY APL ACQUISITION

         On May 9, 1996, CheckFree acquired Security APL for approximately $53.3 million, consisting of the issuance of 2.8 million shares of the Company's Common Stock valued at $18.50 per share. Security APL was a leading vendor of portfolio management and software services for institutional investment managers. Security APL had been developing and providing advanced investment analysis systems since it was founded in 1978. Security APL's clients included money management firms, bank trust departments, insurance companies, and brokerage houses. Security APL had added an additional investment information service by establishing a world-wide web site offering individuals some of the same tools professional money managers employed to make investment decisions, to enter trades, and to monitor the status of their investments. The Company accounted for the Security APL Acquisition using the purchase method of accounting.

         THE ISC ACQUISITION

         On January 27, 1997, CheckFree acquired ISC for approximately $199.0 million, consisting of the issuance of 12.6 million shares of the Company's Common Stock and $20.0 million payable in two equal cash payments to the seller, Intuit Inc. ("Intuit"). ISC was incorporated in Delaware on December 2, 1989, under the name "National Payment Clearinghouse, Inc." ISC was acquired by Intuit in July 1994 and later renamed Intuit Services Corporation. ISC's principal business was to provide online electronic banking and bill payment processing services (including Intuit's online banking and online bill payment services) to approximately 40 financial institutions (including six of the ten largest domestic banks and American Express), their customers, and a variety of merchants. ISC also supported BankNow, an Intuit home banking service provided through America Online, and banking, bill payment, and stock quote services accessible through Microsoft Money. The Company accounted for the ISC Acquisition using the purchase method of accounting.

         INTEGRATION OF ACQUISITIONS

         The Acquisitions further CheckFree's strategy of providing an expanding range of convenient, secure, and cost-effective electronic commerce services and related products to financial institutions and businesses and their customers. Servantis' experience and relationships developed as a provider of electronic commerce and financial applications software and services to financial institutions substantially enhances the Company's presence in the financial institutions market of the electronic commerce industry. Security APL's experience as a vendor of portfolio management and software services to institutional investment managers and consumers permits the Company to continue to enhance these service offerings to institutional investment managers and for consumers through the Company's financial institution distribution channels. ISC's base of financial institution banking customers expanded the Company's home banking and bill payment offering, and made the Company's services more readily available to a wider base of financial institutions and their customers. The integration of each of the Acquisitions with the original core business has created a single vendor of electronic commerce services and related products to an expanded customer base of financial institutions and businesses and their customers.

         POST-ACQUISITIONS STRATEGY

         The Acquisitions support CheckFree's attainment of its overall goal of providing an expanding range of convenient, secure, and cost-effective electronic commerce services and related products to financial institutions, businesses and their customers. The Company has designed its services and products to take advantage of opportunities it perceives in light of current trends and the Company's fundamental strategy. The components of the Company's strategy are to:

         Offer an Expanding Range of Convenient, Easily Accessible, Secure and Cost-Effective Services Through Multiple Delivery Channels. By integrating CheckFree's ability to pay any bill from any checking account at any financial institution in the United States with Servantis' capability as an electronic commerce software provider and bank service organization, Security APL's institutional investment services capabilities, and ISC's bill payment and home banking capabilities, the Company intends to continue to enhance and expand its range of financial institution and business electronic commerce services. These services enable customers to execute electronic commerce transactions through multiple delivery channels including personal computers, telephones, and the Internet.

         Offer Services to Consumers and Businesses Through Financial Institutions. The Company believes that the public will most readily adopt electronic methods for financial transactions when they are offered with the imprimatur of a trusted financial institution. The Company, therefore, except for prototype or legacy offerings, does not seek to serve consumers or businesses except through financial institutions or investment houses. The Company believes that this strategy enhances user confidence in the underlying technology and encourages financial institutions to promote use of the Company's services.

         Expand Sales Efforts Through Multiple Distribution Channels. The Company maximizes its distribution efforts through a direct sales force which targets the largest financial institutions and other customers, and through distribution alliances with market-leading companies to achieve deeper market penetration. Additionally, by making its services available to users of personal financial management software, such as Quicken, and of business management software, such as QuickBooks, the Company expands public access to, and awareness of, its services. Similarly, the Company offers web-based products to both bank and non-bank financial institutions for their own and for their customers' use.

         Leverage Customers and Alliances Across Markets. The Company's efforts in each target market are designed to increase its successor opportunities in its other markets. The products and customer bases of the acquired companies substantially increase the Company's offerings to financial institutions, which the Company expects will enhance its opportunity to expand its electronic commerce services through them to businesses and ultimately to the end users.

         Expand Customer Care and Technical Support. The Company supports and services its customers through numerous activities, including annual user group meetings and customer satisfaction surveys, technical and non-technical support (provided by help desk, e-mail, facsimile, and bulletin board), service implementation, and training. The Company is enhancing its ability to provide first and second-tier support of its services through advanced communications technologies which enable the Company to efficiently respond to end-user inquiries. The Company believes that providing superior quality and accessible and reliable customer care is essential to establishing and maintaining successful relationships with its customers.

ELECTRONIC COMMERCE

         INTRODUCTION

         Over the last decade, electronic execution of financial transactions has increased substantially. Increased use of credit cards, automated teller machines ("ATMs"), electronic funds transfer and direct payroll deposit have automated, simplified and reduced the costs of financial transactions for financial institutions and businesses and their customers. The Company believes that increasing public awareness and acceptance of electronically-effected transactions create an expanding market for its services. Electronic commerce offers the potential to complete financial transactions more quickly, with greater accuracy, and at a lower cost than traditional paper-based methods.

         OPPORTUNITIES

         The Company considers activities traditionally conducted on paper or in person as offering it opportunities to sell its services. The Company believes that the greater the volume of such activities, and the higher chance for error, or the imposition of inconvenience, the greater will be the Company's opportunity.

         Continued Use of Paper Checks. A substantial portion of financial transactions in the U.S. are still executed by paper check. According to the Bank for International Settlement, in 1995, approximately 77.4% of the total U.S. dollar volume of payments was made using checks with a total dollar volume over $73 trillion. According to the Federal Reserve Bank of Boston, the printing, mailing, and delivery of more than 64 billion checks each year costs the equivalent of approximately 0.5% of the U.S. Gross Domestic Product. Checks impose significant costs on financial institutions and businesses and their customers. Time costs include the writing, mailing, recording, and processing of checks. Financial costs include postage, processing costs and costs associated with the "float" created between the time checks are written and cleared.

         Paper Billing. Many financial transactions are initiated by the rendering of a paper bill or invoice which is delivered to the payer by U.S. mail. It is estimated that 15 billion paper bills are produced each year, and that the cost of submitting a printed bill, including printing, postage, and advertisements, ranges between $0.65 and $1.25. Additional costs inherent in the system include delays, opportunity for losses in the mail, misplaced bills, printing errors, and accessibility limited to a single physical mail-drop.

         Conventional Banking. Many financial transactions are currently conducted in person at bank branches. For many bank customers, conducting banking requires a physical visit to a branch in order to check balances, transfer sums from one account to another, inquire on the status of an item, to make deposits, or to obtain assistance in reconciling accounts. Banks incur substantial expenses in providing personnel and physical plants to service these requirements. Bank customers incur transportation costs and personal inconvenience and delay by traveling to a branch location to complete these transactions.

         Conventional Brokerage. Traditional investment brokerage houses render statements of account to customers on paper conveyed to their clients through the U.S. mail. For active account-holders, or in rapidly-changing markets, by the time the paper statement is received and reviewed, the information may be seriously out-of-date. Tax lot accounting, and comparison to historical balances is often unavailable through the paper statement. There are considerable costs involved in preparing and mailing paper statements, and in providing personnel at the brokerage to respond to inquiries regarding the status of accounts.

         Business Payments. In addition to the costs and inconvenience borne by consumers in receiving and paying paper bills, businesses often receive multiple invoices from the same vendor comprising periodic statements. Issues such as discounts for prompt payment, returns, allowances, disputed charges, and other adjustments, as well as reconciliation to the business's own records, increase the costs of payment. It is estimated that businesses issue 28 billion checks annually.

         TRENDS

         Notwithstanding the current predominant usage of conventional methods of conducting financial transactions, there are a number of current trends that are driving increasing acceptance of electronic commerce in the U.S.:

         - Increase in Electronic Financial Transactions. Over the last decade, electronic execution of financial transactions has increased substantially. Increased use of credit cards, ATMs, electronic funds transfer, and direct payroll deposit have automated, simplified, and reduced the costs of financial transactions for consumers, businesses, and financial institutions. In 1996, it is estimated that $8.3 billion worth of electronic transactions were processed in the U.S. and a Piper Jaffray study estimates that electronic transactions will grow to $21.2 billion by 2001.

         - Continuing Penetration of Personal Computers and Modems into U.S. Households. According to Dataquest, more than a third of U.S. households will have personal computers by the end of 1997, and virtually all home PCs are sold with internal modems.

         - Rapid Growth in On-line Interactive Services, Particularly in the Internet. The number of Internet users, according to International Data Corporation, was 34.6 million as of 1996, and is projected to reach 163 million by 2000. By January 1997, 161.1 million Internet hosts were available to serve them, according to Network Wizards. Booz, Allen & Hamilton notes that while it took cable television 25 years to reach ten million households, and took nine years for VCRs to reach the same penetration, the Internet achieved that milestone in only four years. According to Forrester, ten million U.S. households subscribed to on-line interactive services as of 1997 and America On-line, prior to its acquisition of CompuServe's customers, claimed approximately 6.44 million of them.

         - Growth in Small Business Use of Personal Computers. According to a recent survey by McKinsey & Company/BAI, there are over
                  5.5 million small businesses in the United States. These small businesses, which have less than $10 million in annual revenues, represent over 95% of all the businesses in the United States along with 40% of the United States gross national product. The small business owner represents an attractive market for electronic commerce since 85% of all small businesses own one or more PCs, and 79% of those PCs are equipped with modems. In addition, over 45% of those businesses have Internet access today, and 1.6 million of these small business use either Quicken or QuickBooks to do their bookkeeping.

         -        Continuing Automation of Financial Institutions' Operations.
                  Financial institutions are facing increasing competition as a result of banking deregulation and technological innovation. The competition is not only from within the financial institution industry, but also from new competitors in related industries, such as insurance companies and mutual funds. The Company believes that in an increasingly competitive environment, financial institutions will seek opportunities to automate their operations by providing electronic banking, electronic bill payment and automated portfolio services to their customers, and by investing in cost-saving software. These services, the Company believes, will enable financial institutions to reduce costs, generate fee-based income and strengthen their customer relationships. In terms of transaction costs, Booz, Allen & Hamilton cites the following relative costs of banking transactions: Branch--$1.07; Telephone--$0.54; ATM--$0.27; PC Banking--$0.02;
                  Internet--$0.01.

         THE COMPANY'S RESPONSE

         The Company believes there is a significant opportunity to expand the market for electronic commerce among financial institutions, businesses, and their customers. Paper transactions impose significant costs that can be reduced through electronic execution. The continuing penetration of personal computers and modems into U.S. households, along with the rapid growth in on-line interactive services, are providing the technical infrastructure required to accelerate the acceptance of electronic commerce. In addition, the Company believes the key requirements that must be addressed to increase acceptance of electronic commerce applications include: (i) maintenance of industry-wide quality levels for security, accuracy, reliability and convenience; (ii) reduction in transaction processing costs; (iii) application of easy-to-use interfaces; and (iv) development of seamless integration with the existing financial infrastructure and existing relationships among all parties to a financial transaction. As a result, the Company believes that the opportunity exists to provide an integrated set of electronic services that further automate financial transactions for financial institutions and businesses and their customers.

PRODUCTS, SERVICES, AND COMPETITION

         ELECTRONIC COMMERCE SERVICES

         The Company has adopted a "5B" response to the electronic commerce market, comprising Bill Payment, Bill Presentment, Banking, Brokerage, and Business Payment services. The Company's electronic commerce services and related products are targeted to financial institutions, businesses, and their customers. To ensure the security of all the electronic commerce transactions that the Company processes, the Company utilizes a combination of measures, including various proprietary security technologies and existing industry security standards such as RSA encryption and multiple authorization and authentication technologies. The Company is currently developing new electronic commerce services and enhancing its existing services for each of its target markets.

         (1) Bill Payment. The Company's origins were in offering electronic bill payment to consumers. In keeping with the Company's strategy of offering electronic commerce alternatives through financial institutions, the Company accommodates several alternative means for consumers to pay bills. The Company designs and develops private label services for financial institutions, which in turn offer electronic payment as one component of home banking services available to their customers. Interfaces with personal financial management software, such as Quicken, Managing Your Money and Microsoft Money are available to users of most versions. Under the ISC Acquisition agreement, the Company is the exclusive provider of bill payment and home banking services for all versions of Quicken released through October 1997, including Quicken version eight. Since subsequent releases will no longer support only the current proprietary protocol, the Company will then compete for upgraded Quicken customers with other bill payment and home banking service providers which, like the Company, can accommodate the Open Financial Exchange protocol now being developed by the Company, Microsoft, and Intuit.

         The Company also offers, on a prototype basis, bill payment services in conjunction with bill presentment through the Internet to consumers whose financial institutions are not yet able to offer such services. The Company does not intend to develop or market business or personal financial management software, or PFMs, but instead to position itself as the provider of the bill payment services required to effectuate the transactions initiated through a wide variety of means. The Company believes that its services offer significant benefits to financial institutions, including lower transaction processing costs, additional fee income, potential new customers, and attractive additional services to offer existing customers. By providing access to its services through widely-sold PFMs, through proprietary financial institution software, and through the Internet, the Company intends to encourage the greatest use of its services.

         Revenues are generated through contracts that the Company signs with individual financial institutions. The Company typically negotiates with the institution an implementation fee, a monthly base fee per customer account on the service provided by the Company, plus a variable per transaction fee which decreases based on the volume of transactions. Contracts typically have three-to-five year terms and generally provide for minimum fees if certain transaction volumes are not met. The Company utilizes direct sales and distribution alliances to market to financial institutions and has the ability to customize services for each institution.

         The Company has contracts with more than 276 financial institutions through which electronic payment services are provided to customers of the financial institutions. Some of the financial institutions served by the Company include: Bank of America, Bank One, Chase Manhattan, KeyCorp, NationsBank, Wells Fargo, Charles Schwab, and Merrill Lynch.

         The Company's bill payment services enable financial institution customers and direct consumer subscribers to pay bills electronically using a variety of devices such as personal computers and touch-tone telephones. Bills paid by consumers using the Company's bill payment services typically include payments such as credit card statements, monthly mortgage payments, and utility bills, but a cornerstone of the Company's offering is that it can facilitate payment to anyone. Consumers can use the Company to make any payments from any checking account at any financial institution in the United States. Recurring bills such as mortgages can be paid automatically and scheduled in advance for an indefinite period of time, as specified by the user. As of July 5, 1997, the Company had approximately 1.8 million consumers using bill payment and/or home banking services.

         (2) Bill Presentment. In March 1997, the Company announced the market release of its electronic bill presentment and payment product, CheckFree E-Bill. Offered originally as a world-wide web based service, it permits billing companies to deliver full-color electronic bills to their customers personal computers, together with detailed information and the electronic equivalent of promotional inserts. The recipients can use the service to electronically make payment. Pursuant to its strategy of offering services through financial institutions, the Company is marketing the service to banks to be incorporated into their electronic banking and bill payment services. As of September 15, 1997, the Company had entered into agreements with sixteen billing companies to provide bill presentment services. The Company enters into a variety of arrangements with banks and billing companies to provide such services and, in some cases, will share revenue derived from billing companies with banks. The Company believes that billing companies can achieve net savings in the range of 30% to 60% by utilizing the Company's bill presentment service.

         (3) Banking. The Company supports home electronic banking services for financial institutions and their customers. Using a variety of PFMs, institution proprietary software, and other front ends, customers can access their accounts through personal computers, the Internet, or telephone-based voice recognition unit (VRU) systems, to effect a wide variety of banking transactions. Among these are balance inquiries, fund transfers, customer service, customer billing, and marketing. The service facilitates on-line reconciliation to PC-based account registers, matching cleared items with previously-entered transactions. Revenues are generated through contracts that the Company signs with individual financial institutions. The Company typically negotiates with the institution an implementation fee, a base monthly fee per customer account on the service provided by the Company, plus a variable per transaction fee which decreases based on the volume of transactions. Contracts typically have three-to-five-year terms and generally provide for minimum fees if certain transaction volumes are not met. The Company utilizes direct sales and distribution alliances to market to financial institutions and has the ability to customize services for each institution.

         The Company believes that banks that offer electronic banking increase customer retention, have a superior marketing channel, and experience fewer time-consuming customer service problems.

         (4) Brokerage. The Company provides customized solutions for financial service providers either for internal use, or to support offerings to their customers. The Company's services provide fully integrated, on-line trading, portfolio accounting, quotes, news services, research, and fundamental data. The Company believes the service offers significant benefits to financial institutions, including lower costs, additional fee income, potential new customers, and attractive additional services to offer to existing customers.

         A web-based product enables financial institutions to add to their own web sites services which include a cost basis tax lot accounting tool that allows financial institution customers to keep track of the investments they own, and provides the customers with enough information to make informed decisions about generating gains or losses from their portfolios when required. It also provides a seamless connection to electronic brokerage via various order entry screens. The system also allows for integration of third party information (e.g,. research reports, financial news, fundamental data, etc.). These products and services permit banks to offer many of the services required for them to compete effectively with non-bank financial institutions.

         (5) Business Payments. The Company facilitates electronic payments for businesses through its offerings of business bill payment and banking, ACH processing, and automatic accounts receivable processing services. As it does for consumers, the Company enables businesses to make payments to anyone. The Company's Electronic Cash Disbursement (ECD) system accommodates the special requirements of businesses which can obtain the service through their financial institution. The Company employs a direct sales force to market the ECD service to banks, and, under an agreement with ADP, provides the service to their customers. The Company's ACH processing offering affords financial institutions the opportunity to outsource their ACH processing which has traditionally been handled in-house. The Company's service provides a more cost efficient solution to financial institutions and allows the institutions to focus on their higher profitability core competencies. The Company provides automatic accounts receivable collections for businesses in the on-line interactive services, Internet access, health and fitness and various other industries, enabling these businesses to collect monthly membership or access fees through links to the customer's credit card or bank account. Services are typically provided under exclusive contracts for three years with automatic renewals. For providing collection services, businesses pay the Company implementation fees, transaction fees and credit card discount fees.

         The Company sold all of the assets and contracts related to the automatic accounts receivable collection business, except for health and fitness and certain other industries, to First USA, Inc. on March 26, 1997. The sale allows the Company to concentrate on the development and sale of electronic bill payment and on-line banking capabilities for businesses.

         Competition. Portions of the electronic commerce market are becoming increasingly competitive. The Company faces significant competition in all of its customer markets. A number of banks have developed, and others may in the future develop, home banking services in-house. A number of relatively small companies, such as Travelers Express (a division of Viad), compete with the Company in electronic bill payment. In the business market, the Company competes with ACH processors. The Federal Reserve's ACH is the national payment clearance system through which any bank can effect debit transactions to any authorized consumer checking account. The Company also faces competition in ACH processing from numerous banks. Microsoft Corporation and First Data Corporation have announced the formation of a joint venture, MSFDC which they intend to compete aggressively with the Company in the area of bill payment and bill presentment. MSFDC has announced its intention to have a market-ready offering by early 1998.

         In the brokerage segment, the Company's primary competitor is Shaw Data, and the Company competes for business bill payment customers with ACI and Deluxe Data, which provide ACH processing.

         Because the electronic commerce industry is expected to grow substantially in the coming years, the Company anticipates strong competition, but it believes that the increased attention and credibility such competition will bring to the industry may broaden the market and increase the percentage of financial transactions which are effected by electronic means.

         INVESTMENT SERVICES

         Generally. The Company offers portfolio accounting and performance measurement to investment advisors, brokerage firms, banks, and insurance companies. Clients are able to leverage their systems and streamline their operations. The Company designs custom solutions with clients, allowing investment managers the kind of functionality that dramatically increases productivity. The full-range of portfolio management system solutions, include data conversion, personnel training, trading system, graphical client reporting, performance measurement, technical network support, interface setup, and DTC processing.

         Competition. Competition for portfolio services includes two main segments. The Company competes with providers of portfolio accounting software, including Advent Software, PORTIA (a division of Thomson Financial), and Shaw Data (a SunGard Company). The Company also competes with service bureau providers such as Shaw Data and FMC Service Bureau.

         SOFTWARE

         Generally. The Company is a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions. The Company designs, markets, licenses, and supports software products for electronic corporate banking, financial lending, regulatory compliance, and document imaging. In addition, the Company offers software consulting and remote processing services.

         The Company's financial application software revenues are derived primarily from the sale of software licenses and software maintenance fees. The Company's software is sold under perpetual licenses, and maintenance fees are received through renewable agreements. The Company also derives revenues from project consulting services and from remote transaction processing fees.

         Software products licensed by the Company provide systems that range from back office operations to front-end interface with the clients of the Company's customers. Applications include electronic funds transfer, electronic wholesale banking, reconciliation, mortgage loan automation, imaging technologies, item processing, regulatory compliance, and others.

         The Company's software products are sold under individual brand names. Its most significant products include:


  BRAND NAME                        FUNCTION                                          CUSTOMERS
  ----------                        --------                                          ---------

PEP+                       Automated Clearing House processing           Businesses and financial institutions
LSAMS                      Mortgage loan servicing                       Mortgage lenders
TMO                        Mortgage originations                         Mortgage lenders
ACCESS/INFOVUE             Corporate remote banking software             Businesses and financial institutions
RECON-PLUS                 Corporate account reconciliation              Businesses and financial institutions
ARP/SMS                    Financial account reconciliation              Financial institutions


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

          Other products of the Company, the InfoVue ACH and MicroACH Systems, allow financial institutions to provide their corporate customers more direct access to the ACH network. The Company licenses this software to financial institutions who then distribute it to their corporate customers. The financial institution's corporate customer's component automatically initiates and electronically sends ACH transactions, allowing such customer greater flexibility in cash flow management and funds transfer. The bank's component collects transactions from InfoVue ACH or MicroACH and then uploads these transactions to a host ACH system, such as PEP+. Both operate on a PC platform and together have approximately 100 bank users.

          The Company also offers Financial Electronic Data Interchange ("FEDI") in response to the growing need for banks and corporations to be able to handle electronic data interchange ("EDI") data for financial transactions. The purpose of FEDI is to allow corporations and banks already using EDI translators to electronically process business documents and make payment transfers electronically. The FEDI system can run as a stand-alone product as well as in conjunction with the Company's PEP+ systems.

          The Company entered the wire transfer business in 1990 with WireNet, a PC/LAN-based wire transfer system. The Company now offers WireNext, a wire transfer system built to take advantage of client-server architecture.

          Electronic Wholesale Banking. The Company's wholesale banking software systems electronically link banks and their corporate customers, permitting banks to reduce transaction costs. The centerpieces of this product line are the Company's ACCESS and InfoVue products, which provide an electronic link and graphical user interface through which a bank's corporate customers can receive bank account information and can initiate banking transactions. ACCESS operates on the bank's premises while InfoVue is a Microsoft Windows-based system located at the offices of the bank's corporate customers and is used by its customers to interface with the ACCESS system. Banks can also use the systems as a global gateway linking their branches and providing international cash management services to their customers worldwide. Through the Company's electronic banking systems, corporate customers can obtain previous and intraday account information; initiate stop payments, account transfers and wire transfers; create payroll and tax payments; receive lockbox, controlled disbursements, and statement reports; and communicate with the bank via E-mail messages.

          Reconciliation. The Company's reconciliation products provide U.S. banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. These systems are often tailored so that banks and multi-bank holding companies may deliver reconciliation services meeting the specific needs of corporate customers. Those reconciliation products are also designed for non-banking corporations that perform account reconciliation in-house as well as companies with many branch locations. Some of the services the Company's reconciliation products provide are automated deposit verification, consolidated bank account reconciliations and cash mobilization, immediate and accurate funds availability data, and improved cash control.

          In 1995, the Company introduced RECON-Plus for Windows a client/server based "horizontal" reconciliation system. RECON-Plus for Windows is most frequently used for internal reconciliation by large businesses, financial service firms, and utilities, including the reconciliation of debit and credit card transactions, checks, ATM transactions, ACH transfers, and securities transactions.

          The Company's Account Reconciliation Package ("ARP"), is one of the most widely used account reconciliation systems in the U.S. banking industry. The ARP/Service Management System ("ARP/SMS"), developed in 1995 to replace and augment the existing ARP package, is a fully integrated on-line and real time system that enables banks to immediately processes their customer transactions to produce accurate, timely reconciliations while streamlining back-office processes. ARP/SMS also groups accounts across banks within bank holding companies and allows banks to streamline their operations by reconciling their intra-bank transactions.

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

          The Company's primary product for mortgage loan originators is The Mortgage Originator, which provides mortgage lenders and originators pre-qualification information, access to the most recent product pricing, immediate interest rate lock-ins, imaging capabilities, laser printing, and comprehensive reporting at every phase of the loan origination process. The Mortgage Originator runs on mainframe, mid-range, and PC platforms.

          The Company offers mortgage originators and lenders FORUM to manage portfolios of originated loans for secondary market sales. This client/server-based system is designed to either stand alone or to complement The Mortgage Originator, and helps manage mortgage loan pipelines and commitments to buy and sell loans.

          The Company also offers a range of products designed for efficient servicing of mortgage loans. The Loan Servicing, Accounting and Management System ("LSAMS") offers loan setups and file maintenance, complete payment processing capabilities, escrow disbursement and management features, delinquency management, escrow analysis, and customer service for mid-range and mainframe platforms. The Problem Loan Series, a series of four software systems designed to run on PCs, is designed to automate all functions and responsibilities associated with bankruptcy and foreclosure proceedings. The Problem Loan Series interfaces with the other servicing products offered by the Company as well as other industry products.

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

         Other. The Company also offers software products and services in the following areas: document management, lease accounting, check processing, safe box accounting, and compliance with certain IRS regulations.

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

         Installation, Maintenance, and Support. Maintenance includes certain enhancements to the software. Customers who obtain maintenance generally retain maintenance service from year to year. To complement customer support, the Company and many of its customers frequently participate in user groups. These groups exchange ideas and techniques for using the Company's products and provide a forum for customers to make suggestions for product acquisition, development, and enhancement.

          Competition. The computer application software industry is highly competitive. In the financial applications software market, the Company competes directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. Management believes there is at least one direct competitor for most of its software products. Nonetheless, no competitor of the Company competes with it in all software product areas.

         The Company's product lines also face competition from competitors which include TSAI, Fiserv, FiTech, EDS, Alltel Financial Information Services, Inc. ("Alltel"), Computer Power, Inc. ("CPI"), Associated Software Consultants, Inc. ("ASC"), and Gallagher Financial Systems, Inc. ("GFS") in products offered to the mortgage services industry; the Company's Imaging/COLD product lines compete with the products of several companies, including IBM, IIC, and Computron, and its RECON-Plus product competes with Chesapeake and Driscoll. Competitors for mortgage- related products include CPI (an Alltel Company).

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

DISTRIBUTION ALLIANCES

          A principal element of the Company's strategy is the creation and maintenance of distribution alliances that maximize access to potential customers for the Company's electronic commerce services and related products. The Company believes that these partnerships enable the Company to offer its services and related products to a larger customer base than can be reached through stand-alone marketing efforts. The Company seeks distribution alliance partners which have maximum penetration and leading reputations for quality with the Company's target customers. To date, the Company has entered into or is negotiating distribution alliances with several companies, including Automatic Data Processing, Inc. ("ADP"), AT&T Corporation ("AT&T"), Alltel, EDS, Fiserv, Inc. ("Fiserv"), FiTech, Inc. ("FiTech"), Five Paces, Inc. ("Five Paces"), and Home Financial Network. The Company also has arrangements with Optika in connection with its imaging offerings, and with MicroBank for RECON-Plus for Windows.

RESEARCH AND DEVELOPMENT

          The Company maintains a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce, financial application software, and investment services markets. The Company has established the following guidelines for pursuing the development of new services:

          -       Distinctive benefits to customers

          - Ability to establish a leadership position in the market served

          -       Sustainable technological advantages

          -       First to market

          The Company believes that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, the Company's goal for the time period from conceptualization to commercial availability of new services is less than one year. As of June 30, 1997, the research and development group consisted of approximately 375 employees. Additionally, the Company uses independent third party software development contractors as needed. During fiscal 1994, 1995, transition fiscal 1996, and fiscal 1997, the Company spent 12.3%, 14.2%, 19.9%, and 18.6% of revenues, respectively, on research and development. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

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

          Today, the Company has implemented a logical, nationwide client-server system. Consumer, business, and financial institution customers all act as clients communicating across dial-up telephone lines, private leased lines, a private X.25 network, a frame relay network, or the Internet to the Company's computing complex. Within this complex, there is a wide variety of application servers seamlessly connected via TCP/IP across switched Ethernet. The Company currently is able to support virtually any communication method required in a secure manner.

          Proprietary applications have been developed for the client-server system on a variety of platforms with each platform selected and optimized for specific electronic commerce needs. Applications to effect settlement services, merchant database services, financial institution database services, and heuristic risk management services have been implemented on an IBM mainframe, optimized for high volume batch processing. Applications to confirm payment instructions, enhance data integrity and security, and reduce fraud have been implemented on Digital Equipment Alpha servers, optimized for high volume, device independent, real-time data communication across a private X.25 network. To handle financial transactions across the Internet, applications have been implemented on Sun Microsystems servers designed for premium data security and integrity. Applications to effect electronic bill presentment have been implemented on Hewlett-Packard Unix servers, designed for efficient real-time processing and data integrity and applications to effect real-time connections to banks, ATM networks, and credit card networks have been implemented on a Tandem Himalaya server. Other special purpose application servers are deployed to handle unique electronic commerce requirements such as electronic payments direct to merchant institutions, VRUs to telephone customers, and electronic mail with customers and real-time connections to ATM networks.

          The Company has implemented appropriate backup and recovery procedures to ensure against any loss of data on any platform. Archival storage is kept on site as well as off site in fireproof facilities. To maximize availability, the Company has redundant computer systems to ensure that financial transaction requests can always be honored. Diesel generators provide power to the computing facilities in the event of a power disruption.

          The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. Although the Company has contracted for the emergency provision of an alternate site to aid in disaster recovery, this measure will not eliminate the significant risk to the Company's operations from a natural disaster or system failure. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. See "Business -- Business Risks (Risk of System Failure)."

          With the growth anticipated for electronic commerce, the Company's architecture has been designed to address incremental capacity requirements as needed. The entire infrastructure and set of product technologies allow the Company to efficiently service and support its three customer markets. Although the Company's principal business is to provide electronic commerce services rather than sell or license software products, the consumer financial software products offered by the Company to access such services could contain errors or "bugs" that could adversely affect the performance of the service or damage a user's data. In addition, as the Company increases its share of the electronic commerce services market, software reliability and security demands will increase. The Company attempts to limit its potential liability for warranty claims through disclaimers in its software documentation and limitation of liability provisions in its shrinkwrap license and customer agreements. There can be no assurance that the measures taken by the Company will prove effective in limiting the Company's exposure to warranty claims. Additionally, despite the existence of various security precautions, the Company's computer infrastructure may be also vulnerable to viruses or similar disruptive problems caused by its customers or third parties gaining access to the Company's processing system. See "Business -- Business Risks (Risk of Product Defects)."

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

          Platform Integration: The Genesis Project. The Company intends to integrate the existing data processing sites and platforms currently being operated at Columbus, Ohio, Aurora, Illinois, and Austin, Texas, into a central processing site at the Company's headquarters in Norcross, Georgia, and has designated this integration the Genesis Project. The integration requires the acquisition of, and investment in, extensive hardware and in operating and system software, as well as extensive communications links and systems. The Genesis Project requires substantial engineering and development of proprietary software. Redundancy, anomaly monitoring, and off-site backup and recovery systems are planned as a part of the project. Communications, in addition to the technology described above, will be aided by the installation of a SONET network provided through BellSouth.

          Significant numbers of high-level employees have and will be hired to facilitate the accomplishment of the project, and to manage the integrated site. Management intends to operate the existing sites without substantial disruption until the central site is completed and tested, and only then will a staged migration be effected. The integrated site is scheduled to begin accepting operations processing by September 1998, and the expected cost expended during the fiscal year ending June 30, 1998 is approximately $15 million. As of September 15, 1997, the project had met its interim deadlines and targets and management expects the project to be completed on time and within budget. Nonetheless, because of the magnitude of the project, and an aggressive schedule, no assurance can be given that the project will be completed on time or successfully. See "Business -- Business Risks (Rapid Technological Change; Risk of Delays)."

          Financial Application Software. Financial application suite of software products offers a wide range of software addressing both end user access and back room operational systems located in the customer data centers. Every effort is taken to insure that each system is targeted for the appropriate platform to optimize the characteristics of available technology with the business requirements of each application and its market. This strategy utilizes large IBM mainframes as the platform for high volume batch oriented systems, IBM's RS/6000 UNIX Servers and Hewlett-Packard UNIX Servers for high volume OLTP systems, Microsoft Windows NT for medium volume OLTP systems and Windows for client connectivity.

          Investment Services. Investment Services employs advanced technology for its portfolio management services and utilizes IBM RS/6000's to process the portfolio management software. Services are provided primarily as a service bureau offering with the data center residing at the Company's Chicago office. This data center functions seven days a week, twenty-four hours a day. Clients can obtain access across a private TCP/IP Wide Area Network (WAN) either via dedicated circuit or via dial-up methodologies. The Chicago data center is the communication center for more than 70 dedicated links together with four concentration hub sites located in New Jersey, New York, Boston, and San Diego. Each of these hub sites support the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from LDDS, MFS, MCI, and AT&T to access services. These services are also available through AT&T Frame Relay national network with local numbers in major cities across the U.S.

          The system has been exclusively UNIX since 1991 and consists of 26 IBM RS/6000 running AIX. In addition, there are another 11 IBM RS/6000 machines in various client sites. The Company's investment advisory clients receive hardcopy reporting for either internal usage or for quarterly reports. Hardcopy, either ASCII or graphical PostScript, is produced on four Xerox DocuPrints 90 page per minute duplexed laser printers.

SALES, MARKETING, AND DISTRIBUTION

          The Company's sales, marketing, and distribution efforts are designed to maximize access to potential customers. The Company markets its services both directly and indirectly through a direct sales and technical sales support force of over 100 employees and, to achieve deeper market penetration, through select distribution alliances with companies who are involved in the Company's target customer markets. In addition to its direct sales force, the Company has an extensive marketing department.

          In the electronic commerce segment, the Company offers its services and related products to the nations largest financial institutions directly through its sales force, and markets to smaller institutions through its strategic alliances with companies such as EDS, Fiserv, FiTech, Alltel, and Gold Leaf. The Company offers its services and related products to the business market directly through its sales force, through an arrangement with ADP, and through the integration of the Company's services and related products into major commercial accounting software programs. The Company currently offers substantially all of its services and related products only to the domestic marketplace.

          Additionally, the Company's distribution of its home banking and electronic consumer and business bill payment services is widened though inclusion or access through front ends, such as Quicken, QuickBooks, Managing Your Money, and Microsoft Money.

          The Company markets its financial application software products through its direct sales force and indirect sales through Alltel banking services. Salespersons have specific product responsibility and receive support from technical personnel as needed. The Company generates new customers through direct solicitations, user groups, responses to advertisements, direct mail campaigns and strategic alliances. The Company also participates in trade shows and sponsors industry technology seminars for prospective customers. Existing customers are often candidates for sales of additional products or for enhancements to products they have already purchased.

          The Company markets its investment services through its direct sales force. The Company generates new customers through direct solicitation user groups and responses to advertisements. The Company also participates in trade shows and sponsors industry seminars for distribution alliances.

CUSTOMER CARE AND TECHNICAL SUPPORT

          The provision of high quality customer care, technical support and operations is an integral component of the Company's strategy in each of its customer markets. To meet the needs of the Company's customers most efficiently, the customer care staff is organized into vertical teams that support each customer market. However, these teams share common resources, training and orientation to ensure cost efficiency and consistency of quality standards and measures. From an accessibility standpoint, all customer care teams provide service by phone, e-mail, and facsimile. The Company has provided, through advanced communications technology, a virtual call center enabling incoming calls to be transparently routed to various physical support sites as volume demands dictate. An important driver of profit margins for the Company is the percentage of transactions completed through electronic means. Experience has shown that the demand on customer care resources reduces substantially as the percentage of electronic remittances grows. The Company has long been a leader in electronic remittance, and its merchant systems group continually establishes and maintains electronic links directly to the internal systems of payees.

          The level and types of services provided vary by customer market. The customer care group, consisting of more than 350 employees, supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in the business customer care group are individually assigned to business customers in order to provide high level customer service and technical support. The retail services customer care group provides various levels of support that depend upon the individual institution's requirements. This includes providing direct customer care on a private label basis as well as research and support.

          To maintain its customer care standards, the Company employs extensive internal monitoring systems and conducts ongoing customer surveys. The feedback from these sources is used to identify areas of strength and opportunities for improvement in customer care and to aid in adjusting resources to a level commensurate with efficient response.

GOVERNMENT REGULATION

          Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Company, however, is periodically audited by the Office of the Comptroller of the Currency since it is a supplier of products and services to financial institutions. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services such as the Company which could impede the Company's ability to do business in the regulator's jurisdiction. A number of states have legislation regulating or licensing check sellers or money transmitters, and the Company has, from time to time, received demands that it register under such legislation, but as of September 15, 1997, the Company has not been required to obtain a license or to submit to jurisdiction. Management does not believe that any state or federal legislation of this type currently affects the Company. In addition, through its processing agreements, the Company agrees to comply with the data, recordkeeping, processing, and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on the Company's processing banks. The Company may be subject to audit or examination under any of these requirements. Violations by the Company of these requirements could limit or further restrict the Company's access to the payment clearance systems or the Company's ability to obtain access to such systems from banks. Further, the Federal Reserve rules provide that the Company can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict access to the ACH or limit the Company's ability to provide ACH transaction processing services, the Company's business could be materially adversely affected. See "Business -- Business Risks" and "-- Payment Clearance Systems."

          In conducting various aspects of its business, the Company is subject to laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and is also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial institutions that offer these services. For the Company, Regulation E sets forth disclosure and investigative procedures. For consumers, Regulation E establishes procedures and time periods for reporting unauthorized use of electronic money transfer services and limitations on the consumer's liability if the notification procedures are followed within prescribed periods. Such limitations on the consumer's liability may result in liability to the Company.

          Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules, and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Business Risks (Government Regulation)."

PAYMENT CLEARANCE SYSTEMS

          Payment Systems. Across the Company's various electronic commerce service offerings, the Company utilizes the Federal Reserve's ACH for electronic funds transfers, and the conventional paper check clearing systems for settlement of payments by check or draft. Like other users of these payment clearance systems, the Company accesses these systems through contractual arrangements with processing banks. For access to conventional paper check clearing systems, the Company does not need a special contractual relationship, except for its contractual relationships with its processing bank and its customers. Such users are subject to applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules. There are certain risks typically faced by companies utilizing each of these payment clearance systems, and the Company has its own set of operating procedures and proprietary risk management systems and practices to mitigate credit-related risks. See "Business -- Business Risks (Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous Transmissions)," " -- Business Risks (ACH Access)," and " -- Business Risks (Government Regulation)."

          ACH. The ACH is used by banks, corporations and governmental entities for electronic settlement of transactions, direct deposits of payroll and government benefits, and payment of bills such as mortgages, utility payments, and loans. The Company uses the ACH to execute certain of its customers' payment instructions. Like other users of the ACH, the Company bears credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud.

          Paper Drafts. The Company uses conventional check clearance methods for paper drafts to execute certain of its customers' payment instructions using its bank and its customers' banks. The Company bears no credit risk with paper drafts written on a customer's checking account returned for insufficient funds, stop payment orders, closed accounts or frozen accounts. Nonetheless, the Company may bear other risks for theft or fraud associated with paper drafts due to unauthorized use of the Company's services. When a customer instructs the Company to pay a bill, the Company has the ability to process the payment either by electronic funds transfer or by paper draft, drawn on the customer's checking account, on which the customer's pre-authorized signature is laser imprinted. The Company manages the risk it assumes by adjusting the mix of electronic and paper draft transactions in individual cases and overall. Regardless whether the Company uses paper drafts or electronic funds transfers, the Company retains all risks associated with transmission errors when it is unable to have erroneously transmitted funds returned by an unintended recipient.

          Other Clearance Systems. While the Company presently primarily utilizes the two principal payment clearance systems, the Company intends to use other clearance systems such as ATM networks to provide balance inquiry and fund transfers functions, and such other clearance systems that may develop in the future.

          Risk Mitigation. The Company's patented bill payment processing system determines the preferred method of payment to balance processing costs, operational efficiencies, and risk of loss. The Company manages its risks associated with its use of the various payment clearance systems through its risk management systems, internal controls, and system security. The Company also maintains a reserve for such risks, which reserve was $1,224,028 as of June 30, 1997, and the Company has not incurred losses in excess of 0.76% of its revenues in any of the past five years. As further protection against losses due to transmission errors, the Company maintains errors and omissions insurance. See "Business -- Risk Factors (Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous Transactions)."

PROPRIETARY RIGHTS

         The Company owns the following federally registered trademarks and service marks: ACCESS BANKING(R), ALAS(R), BFCS(R), BANK STREET(R), CHECKFREE(R), CHECKFREE and Design(R), CHECKFREE (Stylized Letters)(R), CHECKFREE EASY(R), CHECKFREE EXTRA(R), CHECKFREE MANAGER(R), DISC CHECKBOOK PLUS(R), CHECKFREE WALLET(R), CLAS(R), CLRS(R), CLUB HOOCH(R), CPIM(R), CSS(R), CSSII(R), DASH(R), DECISION MANAGER(R), DISC and Design(R), DISC CHECKBOOK PLUS(R), DISC WORLD$NET(R), ECP(R), EPOCH(R), FMS(R), FASTOCK PC(R), INTEGRATED DECISION MGR.(R), LSAMS(R), LANPATH(R), LEASTRAC2000(R), MAX(R), MICROACH(R), MOBILEPAY(R), NETWORK BANKER(R), ORBS(R), PAWWS(R), PAWTRACKS(R), PEP+(R), PEP PAPERLESS ENTRY PROCESSING(R), PTT(R), PODIUM(R), QUICKKILL(R), RS/REACT(R), SBA(R), SERVANTIS SYSTEMS(R), SERVANTIS SYSTEMS(R), SERVANTIS SYSTEMS(R), SUPRRB(R), TCM THE CONTROL MACHINE(R), TMS-THE MORTGAGE SERVICER(R), TRS(R), TST(R), VAULT(R), WIRENET(R), and WORLD$NET(R). Additionally, the Company has applied to federally register the following service marks: CHARITY NET(SM), CHECKFREE BILL(SM), CHECKFREE CONNECT(SM), CHECKFREE E-BILL(SM), CHECKFREE ELECTRIC MONEY(SM), CHECKFREE FREES YOU FROM CHECKS(SM), ECX(SM), RCM 2001...THE NEXT GENERATION(SM), and THE WAY MONEY MOVES and Design(SM), CAPS CORPORATE AUTOMATED PAYMENTS SYSTEM(TM), OMNI(TM), SSI(TM), SSI LOGO and Design(TM), THE SECONDARY MARKETER(TM), and WIRENEXT(TM). The Company is awaiting further information to file applications for the following marks: ALLIANCE, APECS, APECS PLUS, ARP, ARP - PC, ARP/QMS, ARP/SMS, BPS, BANKVUE, CHECKBOOK PLUS, CPCS, EASY ACCESS TO TOTAL ELECTRONIC BANKING, SERVANTIS IRS, IRS/SRS, LCR, CHECKFREE RECON-PLUS FOR WINDOWS, RECON-PLUS, RPS, RPS-PC, RPS/400, RRS, RS/REACT, SERVANTIS, SERVANTIS with Design, SERVANTIS SYSTEMS, INC., SERVANTIS FORUM, SERVANTIS QUIK, SIG FILER, SMS, and SERVANTIS WORLD$NET.

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

          The Company's United States Letters Patent No. 5,383,113, issued on January 17, 1995, relates to its system and method for electronically providing services including payment of bills and financial analysis. Incorporating the system described in the patent, the Company can pay any bill from any checking account at any financial institution in the United States on the consumer's behalf by selecting a preferred means of payment from various options described above. See "Business -- Payment Clearance Systems." The Company's patent expires on January 17, 2012. See "Business -- Competition," "-- Business Risks (Intense Competition)," and "-- Business Risks (Limited Protection of Proprietary Technology; Risk of Third Party Infringement Claims)."

          Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy the Company's services and related products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop services and related products that are substantially equivalent or superior to those of the Company. As the technology used by the Company evolves, however, its dependence upon the patented technology continues to decrease.

EMPLOYEES

          As of June 30, 1997, the Company employed 1,444 full-time employees, including 373 in systems and development (including software development), 351 in customer care, and 128 in administration, financial control, corporate services, and human resources. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company believes its relations with its employees are good. The Company believes its future success and growth will depend in large measure upon its ability to attract and retain qualified technical, management, marketing, business development, and sales personnel.

BUSINESS RISKS

          The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Many of the following important factors discussed below have been discussed in the Company's prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the fiscal year ended June 30, 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

          Emerging Electronic Commerce Market; Security and Privacy Concerns. The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows more slowly than anticipated, or if the Company, despite an investment of significant resources, is unable to adapt to meet changing customer requirements or technological changes in this emerging market or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, the Company's business, operating results, and financial condition could be materially adversely affected. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general and the Company's customer base and revenues in particular. Similar to the emergence of the credit card and ATM industries, the Company and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. While the Company believes that it is utilizing proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that the Company's use of such applications will be sufficient to address the changing market conditions or the security and privacy concerns of existing and potential customers. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of the Company's or another providers security have the potential to undermine consumer confidence in the technology and thereby have a materially adverse effect on the Company's business. See "Business -- General" and "-- Services and Related Products."

          Additionally, the Company's growth and acceptance in the electronic commerce market is dependent on its continued growth in its target markets. See "Business -- Services and Related Products." Although demand for the Company's services and related products continues to grow, there can be no assurance that the Company will be successful in each of its target markets. Accordingly, the Company's inability to grow in any one of these markets could have a material adverse effect on the Company's business, operating results, and financial condition.

          Because the Company's strategy is focused on relationships with financial institutions, mergers, acquisitions, and personnel changes within key financial institutions have the potential to adversely affect the Company's business. Moreover, an important source of growth in demand for the Company's services is generated by financial institutions marketing to their customer base. Were these financial institutions to abandon or to curtail their marketing efforts, a material adverse effect on the Company's business, operating results, and financial condition would likely result.

          Integration of Servantis, Security APL, and ISC. On February 21, 1996, the Company acquired Servantis for approximately $165.1 million, consisting of the issuance of 5.7 million shares of the Company's Common Stock valued at $20.00 per share (approximately 16% of the Company's total shares outstanding following the Servantis Acquisition) and $42.5 million in cash to repay Servantis' long-term debt. In addition, on May 9, 1996, the Company acquired Security APL for approximately $53.3 million, consisting of the issuance of 2.8 million shares of the Company's Common Stock valued at $18.50 per share (approximately 7% of the Company's total shares outstanding following the Security APL Acquisition). Finally, on January 27, 1997, the Company acquired ISC for approximately $199.0 million, consisting of the issuance of 12.6 million shares of the Company's Common Stock and $20.0 million payable in cash to Intuit. In addition, in fiscal 1997, the Company wrote-off $140.0 million of the purchase price for ISC as in process research and development, which had a material adverse impact on the Company's results in 1997.

          Intense Competition. Portions of the electronic commerce market are becoming increasingly competitive. The Company faces significant competition in all of its customer markets. A number of banks have developed, and others in the future may develop, home banking services in-house. Additionally, Microsoft has individually, and as part of a joint venture with First Data, announced its own alliances with financial institutions to offer on-line home banking and financial services as well as bill presentment and bill payment services to consumers. In the business market, the Company competes with other ACH processors. The Federal Reserve's ACH is the national payment clearance system through which any bank can effect debit or credit transactions to any authorized consumer checking account. The Company also faces competition in ACH processing from numerous banks. The financial application software segment also faces significant competition.

          The Company's product lines also face competition from competitors which include TSAI, Fiserv, FiTech, EDS, Alltel, Computer Power, Inc. ("CPI"), Associated Software Consultants, Inc. ("ASC"), and Gallagher Financial Systems, Inc. ("GFS") in products offered to the mortgage services industry; the Company's Imaging/COLD product lines compete with the products of several companies, including IBM, IIC, and Computron, and its RECON-Plus product competes with Chesapeake and Driscoll. Competitors for mortgage-related products include CPI (an Alltell Company). Competition for portfolio services includes two main segments. The Company competes with providers of portfolio accounting software, including Advent Software, PORTIA (a division of Thomson Financial), and Shaw Data (a SunGard Company) . The Company also competes with service bureau providers such as Shaw Data and FMC Service Bureau. In the brokerage segment the Company's primary competitor is Shaw Data, and the Company competes for business bill payment customers with ACI and Deluxe Data, which provide ACH processing.

          The Company expects competition to increase from both established and emerging companies and that such increased competition will result in price reductions and may result in a reduction of the Company's market share, either or both of which could materially adversely affect the Company's business, operating results, and financial condition. Moreover, the Company's current and potential competitors, many of whom have significantly greater financial, technical, marketing, and other resources than the Company, may respond more quickly than the Company to new or emerging technologies or could expand to compete directly against the Company in any or all of its target markets. Accordingly, it is possible that current or potential competitors could rapidly acquire significant market share. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results, and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- General," and "-- Products, Services, and Competition."

          Today, the Company is the leading provider of electronic payment services to users of personal finance software. The Company believes that as consumer-based on-line interactive and telecommunications services continue to grow, and as financial institutions offer their own proprietary or licensed front-ends, retail-marketed personal financial software will become a less important channel for the Company in acquiring new customers.

          Management of Growth. The Company is currently experiencing a period of rapid growth which has placed, and could continue to place, a significant strain on its resources. The Company's ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls as well as to expand its work force. A significant increase in the Company's customer base would necessitate the hiring of a significant number of additional customer care and technical support personnel as well as computer software developers and technicians, qualified candidates for which, at the present time, are in short supply. In addition, the expansion and adaptation of the Company's computer and administrative infrastructure will require substantial operational, management, and financial resources. Although the Company believes that its current infrastructure is adequate to meet the needs of its customers in the foreseeable future, there can be no assurance that the Company will be able to expand and adapt its infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If the Company's management is unable to manage growth effectively, hire needed personnel, expand and adapt its computer infrastructure or improve its operational, management, and financial systems and controls, the Company's business, operating results, and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Acquisition-Related Risks. In the future, the Company may pursue additional acquisitions of complementary service or product lines, technologies, or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, operating results, and financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services, and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. From time to time, the Company evaluates potential acquisitions of businesses, services, products, or technologies. The Company has no present commitments or agreements with respect to any material acquisition of other businesses, services, products, or technologies. In the event that such an acquisition were to occur, however, there can be no assurance that the Company's business, operating results, and financial condition would not be materially adversely affected.

          Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly results of operations may fluctuate significantly as a result of a number of factors, including changes in the Company's pricing policies or those of its competitors, relative rates of acquisition of new customers, delays in the introduction of new or enhanced services, software, and related products by the Company or by its competitors or market acceptance of such services and products, other changes in operating expenses, personnel changes, and general economic conditions. In addition, the Company's growth in new consumer customers is impacted by certain seasonal factors such as holiday-based personal computer sales. These seasonal factors may impact operating results by concentrating customer acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, on-line interactive service customers generally tend to be more active users during the non-summer seasons, potentially causing revenue fluctuations during the summer months. Software sales have historically displayed seasonal variation, with sales and earnings generally stronger in the quarters ended December 31 and June 30 of each year and generally weaker in the quarters ended September 30 and March 31 of each year. The seasonality is due, in part, to calendar year-end buying patterns of financial institution customers and software sales compensation structure, which is based on fiscal year (June 30) sales performance. Moreover, the Company's intention to aggressively promote the acceptance of its electronic commerce services and rapidly expand its customer base may adversely impact the Company's short-term profitability. These factors will impact the Company's operating results. Fluctuations in operating results could result in volatility in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

          Erosion of Maintenance Base; License Revenue. The profitability of the Software segment of the Company's business depends, to a substantial degree, upon users of products electing to continue to periodically renew contracts for maintenance. In the event that a substantial number of these customers were to decline to renew these contracts, because use of the software product has been abandoned, or for any other reason, the Company's revenues and profits would be adversely affected. Sales of software licenses are dependent upon customer demand for the product, which is affected by pricing decisions, the competition of similar products, and reputation of the products for performance. Most of the Company's software products are sold within the financial services industry, and poor performance by one product has the potential to undermine the Company's reputation and affect future sales of other products. A substantial decrease in software license revenue would have a material adverse effect upon the Company's business, operating results, and financial condition.

          Proportion of Electronic Remittances. The Company's future financial performance will be materially affected by the percentage of bill payments which can be cleared electronically. As compared with making payment by paper check or by draft, electronic payments: (i) cost much less to complete; (ii) give rise to far fewer errors, which are costly to resolve; (iii) generate far fewer customer inquiries and therefore consume far fewer customer care resources. Accordingly, the Company's inability to continue to decrease the percentage of remittances effected by paper documents will result in flat or decreased margins, and a reversal of the current trend toward a smaller proportion of paper-based payments would have a material adverse effect upon the Company's business, operating results, and financial condition.

          Rapid Technological Change; Risk of Delays. The Company's success is highly dependent on its ability to develop new and enhanced software, services, and related products that meet changing customer requirements. The market for the Company's software, services, and related products is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. The Company, to remain successful, must be responsive to new developments in hardware and semiconductor technology, operating systems, programming technology, and computer capabilities. In many instances, the new and enhanced services, products, and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services, and products. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new and enhanced software, services, and related products to market in a timely manner, that such software, services, products or technologies will develop or will be commercially successful, that the Company will benefit from such developments or that services, products, or technologies developed by others will not render the Company's software, services, and related products noncompetitive or obsolete. If the Company is unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced software, services, and related products do not achieve a significant degree of market acceptance, the Company's business, operating results, and financial condition would be materially adversely affected.

           The Company's program to integrate its various processing sites and platforms into a central site carries with it the risk of delays and performance failures that have the potential to substantially interfere with the Company's ability to provide acceptable service levels to its customers. Although management believes that it has taken all reasonable steps to plan and monitor this integration, there can be no assurance that its efforts will be successful or timely, and a failure to provide adequate service levels could result in a material adverse effect upon the Company's business, operating results, and financial condition. See "Business -- General," "-- Products, Services, and Competition," and "-- Research and Development."

          Risk of Loss From Returned Transactions, Merchant Fraud or Erroneous Transmissions. The Company utilizes the Federal Reserve's ACH for electronic fund transfers and conventional paper check and draft clearing systems for settlement of payments by check or drafts. In its use of these established payment clearance systems, the Company generally bears the same credit risks normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft, or fraud. In addition, the Company also assumes the risk of merchant fraud and transmission errors when it is unable to have erroneously transmitted funds returned by an unintended recipient. Merchant fraud includes such actions as inputting false sales transactions or false credits. The Company manages all of these risks through its risk management systems, internal controls, and system security. The Company also maintains a reserve for such credit risks and has not historically incurred losses in excess of its reserve nor greater than 0.76% of its revenues in any of the past five years. Past reserving experience cannot predict the adequacy of reserves in the future. The Company believes that its risk management and reserving practices are adequate. Nonetheless, there can be no assurance that the Company's risk management practices or reserves will be sufficient to protect the Company from returned transactions, merchant fraud, or erroneous transmissions which could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business -- Payment Clearance Systems."

          Risk of System Failure. The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. All of the Company's computer equipment, including its processing operations, is located at its facilities in Columbus, Ohio, Norcross, Georgia, Chicago, Illinois, Aurora, Illinois, Downers' Grove, Illinois, and Austin, Texas. A disproportionate amount of the Company's computer equipment, including its primary processing operations, is located in Columbus, Ohio. Although the Company is planing to move most of its computer processing equipment to its headquarters site in Norcross, Georgia, this measure will not eliminate the significant risk to the Company's operations from a natural disaster or system failure. As a precautionary measure, the Company has entered into disaster recovery agreements for the processing systems at all sites, and conducts business resumption tests on a scheduled basis. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. See "Business -- Technology."

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

          The Company has been granted a patent for certain features of its electronic bill payment processing system. See "Business -- Proprietary Rights." While the Company believes that the ownership of the patent is a significant factor in its business, its success does not depend on the ownership of the patent or future patents, but on the innovative skills, technical competence, quality of service and marketing abilities of its personnel. The Company believes its patent provides some measure of security against competition, and the Company intends to enforce its patent against infringement by third parties. If the Company's patent is found to be invalid, to the extent it has or would in the future serve as a barrier to entry in this marketplace, there may be increased competition in the market. See "Business -- Competition" and "-- Business Risks (Intense Competition)."

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

         Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman, President, and Chief Executive Officer, Peter J. Kight, its Chief Operating Officer, Peter F. Sinisgalli, its Vice Chairman for Corporate Development and Marketing, Mark A. Johnson, and its Chief Technology Officer, Ravi Ganesan. The Company's operations could be affected adversely if, for any reason, any of these officers ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and noncompete agreements with all of its key employees. The Company maintains key person life insurance policies on Mr. Kight. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company grows, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business -- Employees."

          ACH Access. The Federal Reserve rules provide that the Company can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict access to the ACH or limit the Company's ability to provide ACH transaction processing services, the Company's business could be materially adversely affected.
See "Business -- Government Regulation" and "-- Payment Clearance Systems."

          Limited Prior Market; Volatility of Stock Price. Prior to September 28, 1995, there was no public market for the Company's Common Stock. Although the Company is listed on the Nasdaq National Market, there can be no assurance that an active or liquid trading market in the Company's Common Stock will continue. The market price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the failure of the Company to achieve operating results consistent with securities analysts' projections of the Company's performance, and other factors. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of new or enhanced services or related products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the electronic commerce market, market conditions in the technology, banking, telecommunications and other emerging growth sectors, and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company's Common Stock.

          Control by Principal Stockholders. At September 12, 1997, the directors, executive officers, and principal stockholders of the Company and their affiliates collectively owned approximately 44.9% of the outstanding the Company's Common Stock. As a result, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

          Shares Eligible for Future Sale; Possible Adverse Effect on Market Price. At September 12, 1997, the Company had 54,689,156 shares of the Company's Common Stock outstanding. Of these shares, 30,679,158 shares are held by nonaffiliates of the Company. The holders of the remaining 24,010,001 shares are entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144, Rule 145, or Rule 701 under the Securities Act of 1933, as amended (the "Securities Act"). Additionally, as of June 30, 1997, the Company had outstanding options to purchase 4,441,461 shares of the Company's Common Stock at a weighted average exercise price of $9.59, of which options for 1,218,341 shares of the Company's Common Stock were exercisable as of June 30, 1997 at a weighted average exercise price of $1.17.

          The Company issued 5,692,734, 2,805,652, and 12,600,000 shares of the Company's Common Stock in connection with the Servantis Acquisition, the Security APL Acquisition, and ISC Acquisition, respectively. A portion of these shares have been sold by the respective stockholders and the remainder are available for resale subject to Rule 144 and Rule 145 under the Securities Act or certain registration rights agreements.

          Sales of substantial amounts of these shares in the public market or the prospect of such sales could adversely affect the market price of the Company's Common Stock.

          Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation, By-Laws, and Stockholder Rights Plan. Certain provisions of Delaware law the Company's Certificate of Incorporation, By-Laws, and Stockholder Rights Plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Certificate of Incorporation provides for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Certain provisions of Delaware law, the Company's Certificate of Incorporation, and the Stockholder Rights Plan allow the Company to issue preferred stock with rights senior to those of the Company's Common Stock without any further vote or action by the stockholders. The issuance of the Company's Preferred Stock under the Stockholder Rights Plan could decrease the amount of earnings and assets available for distribution to the holders of the Company's Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Company's Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Company's Common Stock. See Note 14 to Notes to the Consolidated Financial Statements.

          Government Regulation. Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services such as the Company which could impede the Company's ability to do business in the regulator's jurisdiction. In addition, through its processing agreements, the Company agrees to comply with the data, recordkeeping, processing and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on the Company's processing banks. In conducting various aspects of its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and is also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business -- Government Regulation."

          Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its available cash resources and funds from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements both for the short-term and through at least December 31, 1998. The Company has a $20 million line of credit available for unanticipated needs. However, the Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products, or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results, and financial condition could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. PROPERTIES.

          The Company leases office facilities in Norcross, Georgia, Columbus, Ohio, Aurora, Illinois, Downers' Grove, Illinois, Owings Mills, Maryland, Austin, Texas, Jersey City, New Jersey, Chicago, Illinois, San Diego, California, Boston, Massachusetts, Houston, Texas, and Ashburn, Virginia with square footage of approximately 229,000, 107,000, 51,000, 14,000, 30,000,
32,000, 17,100, 10,000, 3,000, 2,000, 1,000, and 3,000, respectively. The
Company owns approximately eight acres of real property adjacent to the Company's facility in Columbus, Ohio. The Company owns a 51,000 square foot conference center in Norcross, Georgia which includes lodging, training, and fitness facilities for the Company's customers and employees. Although the Company owns the building, it is on land which is leased through June 30, 2021. The Company believes that its facilities are adequate for current and near-term growth and that additional space is available to provide for anticipated growth.

          The Company leases its Columbus, Ohio facility from the Director of Development, State of Ohio, pursuant to the terms of a capitalized lease entered into as part of the issuance by the State of Ohio of State Economic Development Revenue Bonds (the "Bonds") in the aggregate principal amount of $7.5 million. Pursuant to the terms of the lease, the Company pays monthly lease payments equal to the amount of the debt service on the Bonds. Upon full payment of the amount due on the Bonds, the Company has a right to purchase the real property from the Director of Development, State of Ohio, for the sum of one dollar. Under the terms of the lease, the Company has the right to prepay all amounts owed thereunder without significant prepayment penalty. See "Item 13. Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

          There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

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


              CALENDAR PERIOD                          COMPANY COMMON STOCK
----------------------------------------------      ----------------------------
Fiscal 1995:                                           HIGH        LOW
  Third Quarter (September 28 to September 30)        $22.875     $19.75
  Fourth Quarter                                      $29.375     $16.00
Transitional Fiscal 1996:
  First Quarter                                       $26.375     $16.50
  Second Quarter                                      $23.50      $16.875
Fiscal 1997:
  First Quarter                                       $22.125     $10.75
  Second Quarter                                      $25.00      $14.125
  Third Quarter                                       $17.375     $11.125
  Fourth Quarter                                      $19.625     $ 9.50
Fiscal 1998:
  First Quarter (through September 12, 1997)          $20.375     $16.50

          The number of record holders of the Company's Common Stock, as of September 12, 1997, was 530. The closing sales price of the common stock on September 12, 1997, was $18.875.

          The Company has paid no cash dividends since 1986. The Company presently anticipates that all of its future earnings will be retained for the development of its business and does not anticipate paying cash dividends on the Company's Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will be based on the Company's future earnings, financial condition, capital requirements and other relevant factors. Presently, the Company's line of credit restricts the payment of dividends on the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

          The selected consolidated financial data for the year ended June 30, 1997, the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994 and as of June 30, 1997 and 1996 have been derived from the Company's financial statements included elsewhere in this Form 10-K which have been audited by Deloitte and Touche LLP, independent certified public accountants, whose report thereon is also included elsewhere in this Form 10-K. The selected consolidated financial data for the years ended December 31, 1992 and 1993 and as of December 31, 1992, 1993, 1994 and 1995 have been derived from audited financial statements of the Company which are not included in this Form 10-K. To assist the reader in the analysis of results of operations for the year ended June 30, 1997, unaudited results of operations from the twelve months ended June 30, 1996 are also provided. The selected consolidated financial data set forth below should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.



                                                            (Amounts and shares shown in thousands, except per share amounts)

                                                                                                              Twelve
                                                                                                Six Months    Months         Year
                                                           Year Ended December 31,                Ended       Ended         Ended
                                               ---------------------------------------------     June 30,    June 30,      June 30,
                                                 1992        1993        1994         1995        1996         1996          1997
                                               --------    --------    --------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS:                                                                                    (unaudited)
Revenues:
  Processing, servicing and merchant discount  $ 22,201    $ 28,986    $ 38,282    $  49,330    $  33,305    $  59,053    $ 104,522
  License fees                                     --          --          --           --         10,970       10,970       33,087
  Maintenance fees                                 --          --          --           --          1,978        1,978       22,567
  Other                                            --         1,906         984         --          4,787        4,788       16,268
                                               --------    --------    --------    ---------    ---------    ---------    ---------
      Total revenues                             22,201      30,892      39,266       49,330       51,040       76,789      176,444
Expenses:
  Cost of processing, servicing and support      13,873      18,387      24,212       30,258       35,439       51,236      102,721
  Research and development                        2,360       3,605       4,724        6,877        9,907       13,765       32,869
  Sales and marketing                             3,394       3,640       4,427        7,242       17,167       21,349       32,670
  General and administrative                      1,657       2,381       2,598        4,134        7,338        9,598       18,707
  Depreciation and amortization                   1,097       1,377       1,922        2,484        6,997        8,246       24,919
  Exclusivity amortization and other               --          --          --           --           --           --          5,957
  In process research and development              --          --          --           --        122,358      122,358      140,000
                                               --------    --------    --------    ---------    ---------    ---------    ---------
      Total Expenses                             22,381      29,390      37,883       50,995      199,206      226,552      357,843
Gain on sale of assets                             --          --          --           --           --           --          6,250
                                               --------    --------    --------    ---------    ---------    ---------    ---------
Income (loss) from operations                      (180)      1,502       1,383       (1,665)    (148,166)    (149,763)    (175,149)
Interest:
  Income                                            171         165         298        2,135        1,659        3,104        2,153
  Expense                                          (230)       (279)       (795)        (645)        (325)         484         (834)
                                               --------    --------    --------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                  (239)      1,388         886         (175)    (146,832)    (147,143)    (173,830)
Income tax expense (benefit)                       (159)        368         400           40       (8,629)      (8,650)     (12,017)
                                               --------    --------    --------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item             (80)      1,020         486         (215)    (138,203)    (138,493)    (161,813)
Extraordinary item                                 --          --          --           --           (364)        (364)        --
                                               --------    --------    --------    ---------    ---------    ---------    ---------
Net income (loss)                              $    (80)   $  1,020    $    486    $    (215)   $(138,567)   $(138,857)   $(161,813)
                                               ========    ========    ========    =========    =========    =========    =========
Income (loss) per common and equivalent share
   before extraordinary item                       --      $   0.04    $   0.02    $   (0.01)   $   (3.69)   $   (4.14)   $   (3.44)
Net income (loss) per  common and equivalent
  share                                            --      $   0.04    $   0.02    $   (0.01)   $   (3.70)   $   (4.15)   $   (3.44)
Weighted-average common and equivalent
  shares outstanding                             27,127      26,886      27,103       28,219       37,420       33,435       46,988
BALANCE SHEET DATA:
Working capital                                $    304    $    623    $ 11,399    $  81,792    $  45,496    $  45,496    $  20,002
Total assets                                      8,059      17,669      30,512      115,642      196,230      196,230      223,836
Long-term obligations, less current portion       1,275       8,968       8,213        7,282        8,324        8,324        8,401
Total stockholder's equity                        1,915       2,985      16,372       99,325      137,675      137,675      148,643

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company was founded in 1981 to provide electronic collection services to businesses. This expertise was expanded in the late 1980s through the introduction of electronic bill payment services for consumers. As a result of significant acquisitions in 1996 and 1997, the Company now operates in three business segments -- Electronic Commerce, Software, and Institutional Investment Services. The Company's electronic transaction processing services, software, and related products are targeted to financial institutions, businesses, institutional investment portfolio managers, and their customers.

         Electronic Commerce. Electronic Commerce services offered to financial institutions and their customers include electronic bill payment, electronic home banking, and business payments. The Company generates bill payment and home banking revenues through contracts with financial institutions which typically include an implementation fee, a base fee per customer account on services provided by the Company, plus a variable per transaction fee which decreases based on the volume of transactions. Contracts typically have three-to-five year terms and generally provide for minimum fees if certain transaction volumes are not met.

         For businesses, the Company provides business payment processing services, including business electronic bill payment, ACH processing, and automatic payment collection services to companies in the health and fitness and various other service industries. The Company generates revenues from transaction fees and implementation fees. The Company also generated revenues from credit card discount fees, until March 1997, when the automatic accounts receivable collection business was sold, generating a gain on the sale of $6,250,000. The sale allows the Company to concentrate on the development and sale of electronic bill payment and on-line banking capabilities for business.

         On January 27, 1997, the Company acquired ISC for a total of $199.0 million, including 12.6 million shares of the Company's Common Stock valued at $177.2 million and the present value of cash payments due to Intuit under the Services and License Agreement of $19.6 million. In addition to strengthening the Company's leading share of the bill payment and home banking market, under the merger agreement, the Company is the exclusive provider of bill payment and home-banking services for Intuit's personal financial software product, Quicken, until October 1, 1997.

          The Company believes there is a significant opportunity to expand the market for electronic commerce among financial institutions, businesses, and their customers. Paper transactions impose significant costs that can be reduced through electronic execution. The continuing penetration of personal computers and modems into U.S. households, along with the growth in on-line interactive services, are providing the technical infrastructure required to accelerate the acceptance of electronic commerce. In addition, the Company believes the key requirements that must be addressed to increase acceptance of electronic commerce applications include: (i) maintenance of industry-wide quality levels for security, accuracy, reliability, and convenience; (ii) reduction in transaction processing costs; (iii) application of easy-to-use interfaces; and
(iv) development of seamless integration with the existing financial infrastructure and existing relationships among all parties to a financial transaction. As a result, the Company believes that the opportunity exists to provide an integrated set of electronic services that further automate financial transactions for financial institutions, businesses, and their customers.

         Software. The Company started operating in the Software segment with the Servantis Acquisition. Servantis was acquired for $165.1 primarily through the issuance of 5.7 million shares of the Company's Common Stock valued at $20.00 per share and $42.5 million paid to retire Servantis' long-term debt.

         The Company is a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions. The Company designs, markets, licenses, and supports software products for electronic corporate banking, financial lending, regulatory compliance, and document imaging. In addition, the Company offers software consulting and remote processing services.

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

         Management believes that the major factors affecting customer decisions in this market, in addition to price, are product availability, flexibility, the comprehensiveness of offered products, and the availability and quality of product maintenance, customer support, and training. The Company's ability to compete successfully also requires that it continues to develop and maintain software products and respond to regulatory change and technological advances.

         Institutional Investment Services. On May 9, 1996, the Company entered this business segment with the Security APL Acquisition for $53 million through the issuance of 2.8 million shares of the Company's Common Stock. The Company offers portfolio accounting and performance measurement to investment advisors, brokerage firms, banks, and insurance companies. Clients are able to leverage their systems and streamline their operations. The Company designs custom solutions with clients, allowing investment managers the kind of functionality that dramatically increases productivity. The full range of portfolio management systems solutions include data conversion, personnel training, trading systems, graphical client reporting, performance measurement, technical network support, interface setup, and DTC processing.

         The Company generates revenues based on the number of portfolios managed, transaction fees, and implementation fees. Services are provided under contracts with institutional investors through contracts with terms of three-to-five years which generally provide for minimum fees if certain transaction volumes are not met.

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



                                                                     Six                Twelve
                                                   Year Ended       Months  Transition  Months     Year
                                                  December 31,      Ended     Period    Ended      Ended
                                                ---------------    June 30,  June 30,  June 30,   June 30,
                                                 1994      1995      1995      1996     1996       1997
                                                -----     -----     -----     -----     -----     -----
Total revenues                                  100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Expenses:
  Cost of processing, servicing and support      61.7      61.3      61.2      69.4      66.7      58.2
  Research and development                       12.0      13.9      12.8      19.4      17.9      18.6
  Sales and marketing                            11.3      14.7      13.1      33.6      27.8      18.5
  General and administrative                      6.6       8.4       8.0      14.4      12.5      10.6
  Depreciation and amortization                   4.9       5.0       5.3      13.7      10.7      14.1
  Exclusivity amortization and other             --        --        --        --        --         3.4
  In process research and development            --        --        --       239.7     159.3      79.3
                                                -----     -----     -----     -----     -----     -----
     Total expenses                              96.5     103.4     100.3     390.3     295.0     202.8
Gain on sale of business                         --        --        --        --        --         3.5
                                                -----     -----     -----     -----     -----     -----
Income (loss) from operations                     3.5      (3.4)     (0.3)   (290.3)   (195.0)    (99.3)
Interest:
  Income                                          0.8       4.3       2.3       3.3       4.0       1.2
  Expense                                        (2.0)     (1.3)     (1.4)     (0.6)     (0.6)     (0.4)
                                                -----     -----     -----     -----     -----     -----
Income (loss) before income taxes                 2.3      (0.4)      0.6    (287.7)   (191.6)    (98.5)
Income tax expense (benefit)                      1.1       0.1       0.3     (16.9)    (11.3)     (6.8)
                                                -----     -----     -----     -----     -----     -----
Income (loss) before extraordinary item           1.2%     (0.4)%     0.3%   (270.8)%  (180.4)%   (91.7)%
                                                =====     =====     =====     =====     =====     =====


TWELVE MONTHS ENDED JUNE 30, 1996 AND 1997

          Revenues. Total revenue increased by $99.6 million, or 129.8%, from $76.8 million to $176.4 million for the twelve months ended June 30, 1996 and 1997, respectively. Estimated purchased profits in deferred revenues at the Servantis Acquisition date in February 1996 have been eliminated as a purchase accounting adjustment reducing revenues by approximately $12.7 million for the twelve months ended June 30, 1996 and by approximately $7.8 million for the twelve months ended June 30, 1997. Without the impact of these purchase accounting adjustments, total revenues would have increased by $94.8 million, or 105.9%, from $89.5 million to $184.3 million for the twelve months ended June 30, 1996 and 1997, respectively.

          Processing, servicing, and merchant discount revenue increased by 76.8% from $59.1 million to $104.5 million for the twelve months ended June 30, 1996 and 1997, respectively. The increase of $45.4 million was due to several key factors including: (i) the purchase of ISC in January 1997 which added $18.1 million of new revenue in 1997; (ii) Security APL contributed twelve full months of revenue in 1997 totaling $23.8 million versus $3.0 million during two months in 1996 for an increase of $20.8 million; and (iii) an increase in processing and servicing revenue from internal growth in the core electronic processing business of 51% on a full year pro forma basis.

          License fee revenue excluding purchased profits adjustments of $3.0 million and $1.3 million in 1996 and 1997, respectively, increased by $20.4 million from $14.0 million in 1996 to $34.4 million in 1997. Software sales from the Servantis Acquisition of only four months during the twelve months ended June 30, 1996, took place in the seasonally high fourth quarter of the fiscal year. Results from the twelve months ended June 30, 1997 represent growth of 27% versus the same period in 1996 on a full year pro forma basis.

          Maintenance fee revenue, excluding purchased profits adjustments of $7.6 million in 1996 and $5.4 million in 1997, increased by $18.5 million from $9.5 million to $28.0 million during the twelve months ended June 30, 1996 and 1997, respectively. Considering only four months of Servantis operations included in 1996 revenue, maintenance has stabilized on a year over year basis. The increase is the net result of the following: (i) an average price increase of 7%; (ii) customer retention on renewal maintenance in the high 80% range; and
(iii) added first year maintenance on new software sales.

          Other revenue, excluding purchased profits adjustments of $2.2 million in 1996 and $1.1 million in 1997, increased by $10.4 million from $6.9 million to $17.3 million for the twelve months ended June 30, 1996 and 1997, respectively. The increase was due primarily to the Servantis Acquisition.

          Cost of Processing, Servicing, and Support. Processing, servicing, and support expenses consist primarily of data processing costs, customer care, and technical support, and third party transaction fees, which consist principally of credit card interchange fees, ACH transaction fees and the amortization of software costs. The cost of processing, servicing, and support was $51.2 million and $102.7 million, or 66.7% and 58.2% of revenue for the twelve months ended June 30, 1996 and 1997, respectively. Adjusting service only revenues (all revenue except license fees) for purchased profits charges of $9.7 million in 1996 and $6.5 million in 1997, the resulting processing, servicing, and support costs as a percentage of adjusted service revenue were 67.8% and 68.5% for the twelve months ended June 30, 1996 and 1997, respectively. Processing, servicing, and support costs increased as a percentage of service revenue due primarily to two factors: (i) a decrease of approximately 15% in the average revenue per customer for the Company's home banking and bill payment services (excluding ISC operations) as a result of the Company changing from a retail to a wholesale distribution model late in calendar year 1995; and (ii) higher processing costs in the ISC operations versus those achieved in the core electronic processing operations.

          The Company realizes greater operational efficiency in the remittance and customer care operations as electronic payment to merchants displace paper-based transactions. In June 1997, the Company processed 45% of payments electronically in the core processing business, an increase from 37% in June 1996. Electronic transactions for ISC operations have increased from 2% at the date of acquisition to 10% by June 1997.

          Research and Development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and business development personnel. Research and development expenses were $13.8 million and $32.9 million, or 17.9% and 18.6% of revenue during the twelve months ended June 30, 1996 and 1997, respectively. Excluding purchased profits adjustments, research and development expenses were 15.4% and 17.8% of adjusted revenue for the twelve months ended June 30, 1996 and 1997, respectively. The increase as a percentage of revenue for the twelve month period was due to increased product and business development for new and existing services and related products, including electronic bill presentment and expanded business and home banking and bill payment offerings, such as web-based bill payment.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales associates, public relations and advertising costs, customer acquisition fees, and royalties paid to distribution partners. Sales and marketing costs were $21.3 million and $32.7 million, or 27.8% and 18.5% of revenue for the twelve months ended June 30, 1996 and 1997, respectively. Excluding purchased profits, sales and marketing expenses were 23.9% and 17.7% of adjusted revenue for the twelve months ended June 30, 1996 and 1997, respectively. The 1996 costs exceeded 1997 due primarily to a direct consumer marketing campaign in the amount of $6.5 million. Excluding such cost, net sales and marketing for 1996 would have increased from 15.5% in 1996 to 16.6% in 1997 primarily due to sales and marketing efforts to financial institutions in the Company's electronic commerce business.

          General and Administrative. General and administrative expenses consist principally of salaries for administrative, executive, finance, and human resource employees. General and administrative expenses were $9.6 million and $18.7 million, or 12.5% and 10.6% of revenue for the twelve months ended June 30, 1996 and 1997, respectively. Excluding purchased profits, general and administrative expenses were 10.7% and 10.2% of adjusted revenue for the twelve months ended June 30, 1996 and 1997, respectively. The improved productivity is due to increasing revenues and efficiencies gained in administrative functions upon combining the various entities.

          Depreciation and Amortization. Depreciation and amortization expenses increased by $16.7 million from $8.2 million to $24.9 million for the twelve months ended June 30, 1996 to 1997, respectively. Amortization of intangible assets resulting from the purchases of Servantis and Security APL in 1996 and ISC in 1997 have increased from $3.1 million in the twelve months ended June 30, 1996 to $17.7 million for the same period in 1997 representing $14.6 million of the increase. The remaining $2.1 million increase is the result of depreciable assets added as a result of the acquisitions and capital expenditures necessary to support growth in the business.

          Exclusivity Amortization and Other. Exclusivity amortization primarily includes amortization for the value assigned to the exclusivity arrangement with Intuit that is amortized ratably over the contractual exclusivity term, which expires October 1, 1997.

          In Process Research and Development. In process research and development was $122.4 million and $140.0 million for the twelve months ended June 30, 1996 and 1997, respectively. The 1996 costs related to the purchases of Servantis, Security APL, and Interactive Solutions Corporation and the 1997 cost relates to the purchase of ISC. The amounts allocated to in process research and development for each of the acquisitions were based on independent appraisals and were expensed at the time of the related acquisition.

          Gain on Sale of Assets. On March 26, 1997, the Company sold certain assets and certain contracts and licensed certain proprietary software for processing automatic accounts receivable through credit cards or the Automated Clearing House. The gain on the sale was $6.25 million.

          Interest. Interest income decreased from $3.1 million for the twelve month period ended June 30, 1996 to $2.2 million for the twelve month period ended June 30, 1997 due to lower average cash, cash equivalent and investment balances in 1997 compared to 1996. Such cash was used to fund acquisitions late in 1996 and 1997 as well as to fund operations in 1997.

          Interest expense increased from $484,254 for the twelve month period ended June 30, 1996 to $834,247 for the twelve month period ended June 30, 1997. The increase is primarily the result of higher average outstanding notes payable and capital lease obligations in 1997 versus 1996.

          Income Taxes. The effective income tax benefit was 6.6% for the twelve months ended June 30, 1996 and 6.9% for the twelve months ended June 30, 1997. For both periods, the difference from the statutory rate of 35% was due to non-deductible in process research and development charges and non-deductible intangible amortization offset by state and local tax benefits.

SIX MONTHS ENDED JUNE 30, 1995 AND 1996

          Revenues. Processing, servicing, and merchant discount revenues increased $9.7 million, or 41.2%, from $23.6 million for the six month period in 1995 to $33.3 million for the same period in 1996. The increase was due primarily to $5.7 million of processing and servicing revenue recognized from the acquisitions of Servantis, Security APL and Interactive Solutions Corporation, a 20% increase in the number of bill payment and home banking consumers (prior to consumers acquired from Servantis), and a 17% increase in the number of transactions processed. In June 1995, the Company reduced its per transaction prices to a major customer based on increased volume of transactions attributable to such customer as part of the Company's on-going monitoring of its pricing structure in each of the markets in which it competes. In addition, license fees, maintenance fees, and other revenue all increased as a result of the business acquisitions.

          Cost of Processing, Servicing, and Support. Processing, servicing, and support expenses, as a percentage of servicing revenues (all revenues except license fees) were 61.2% and 88.4% for the six months ended June 30, 1995 and 1996, respectively. Excluding purchased profits of $12.7 million in 1996, processing, servicing, and support costs would have been 67.2% of servicing revenue for the six months ended June 30, 1996 versus 61.2% in 1995. Processing, servicing, and supports costs increased as a percentage of servicing due primarily to two pricing changes: (i) in June 1995, the Company reduced its per transaction pricing to a major business services customer based on increased volume of transactions attributable to such customer as part of the Company's monitoring of its pricing structure; and (ii) in September 1995, the Company changed from a retail to a wholesale distribution model which resulted in decrease of approximately 15% in the average revenue per customer for the home banking and bill payment services (excluding ISC).

          Research and Development. Research and development expenses were $3.0 million and $9.9 million, or 12.8% and 19.4% of revenue during the six months ended June 30, 1995 and 1996, respectively. The increase of $6.9 million was due to $2.7 million of research and development incurred by the acquired companies, plus development efforts on new and existing services and related products, including Electronic Cash Disbursement for business, expanded home banking offerings, greater capability payment processing systems, and bill presentment.

          Sales and Marketing. Sales and marketing costs were $3.1 million and $17.2 million, or 13.1% and 33.6% of revenue for the six months ended June 30, 1995 and 1996, respectively. The significant increase of $14.1 million is due to a $6.5 million direct consumer marketing campaign and $7.7 million of increased sales and marketing expenses incurred by the acquired companies during the six months period in 1996.

          General and Administrative. General and administrative expenses were $1.9 million and $7.3 million, or 8.0% and 14.4% of revenue for the six months ended June 30, 1995 and 1996, respectively. This increase of $5.4 million was due to $3.9 million of increased general and administrative expenses related to the acquired companies, increased expenses related to becoming and being a public company (such as legal fees and investor relations), and additional management, finance, and human resource associates.

          Depreciation and Amortization. Depreciation and amortization expenses were $1.2 million and $7.0 million, or 5.3% and 13.7% of revenue for the six months ended June 30, 1995 and 1996, respectively. The increase of $5.8 million was due primarily to $5.5 million of increased depreciation and amortization expenses related to the acquired companies and the resulting increase in depreciation from $7.1 million of property additions (primarily computer related) for the six months ended June 30, 1996 to support continued product development and the growth of the Company.

          In Process Research and Development. The Company incurred $122.4 million of in process research and development costs for the six months ended June 30, 1996, in conjunction with the acquisitions of Servantis, Security APL, and Interactive Solutions Corporation. The amounts allocated to in process research and development for each acquisition were based on independent appraisals.

          Interest. Interest income increased from $0.5 million for the six months ended June 30, 1995 to $1.7 million for the six months ended June 30, 1996. The increase was due to the income from the investment proceeds of the initial public offering in September 1995.

          Interest expense of $330,000 for the six months ended June 30, 1995 was comparable to the interest expense of $324,000 for the six months ended June 30, 1996.

          Income Taxes. The effective income tax rate (credit) was 45.1% and (5.9%) for the six months ended June 30, 1995 and 1996, respectively. For the six months ended June 30, 1995, the effective tax rate was more than the statutory federal rate of 35% due to state and local taxes and non-deductible intangible asset amortization. For the six months ended June 30, 1996, the effective tax benefit was less than the statutory rate due primarily to non-deductible in process research and development and intangible asset amortization.

YEARS ENDED DECEMBER 31, 1994, AND 1995

          Revenues. Processing, servicing, and merchant discount revenues increased by $11.0 million, or 28.9%, from $38.3 million in 1994 to $49.3 million in 1995. The increase was due primarily to a 20% increase in the number of consumer subscribers which resulted in $6.6 million of added revenue and a 36.3% or $2.6 million increase in merchant discounts. In June 1995, the Company reduced it per transaction prices to a major business customer based on increased transaction volume attributable to that customer as part of the Company's on-going monitoring of its pricing structure in each of the markets in which it competes.

          Other revenues during this time period include reimbursement of services and related product development expenses from distribution partners Due to the termination of a joint development project with a distribution partner in 1994, other revenue decreased from $1.0 million in 1994 to $0 in 1995.

          Cost of Processing, Servicing, and Support. Processing, servicing, and support expenses as a percent of revenue were 61.7% and 61.3% in 1994 and 1995, respectively. Excluding other revenues, processing, servicing, and support costs were 63.2% in 1994 and 61.4% in 1995. The 1.8% decrease in costs as a percentage of net revenue was due primarily to more efficient customer care operations resulting in slower growth in the number of customer care associates compared to growth in revenue and an increase in lower cost electronic payments to merchants.

          Research and Development. Research and development expenses were $4.7 million in 1994 and $6.9 million in 1995 or 12.0% and 13.9% of revenue, respectively. The increase of $2.2 million was due to developmental efforts on new and existing services and related products, including Electronic Cash Disbursement, expanded home banking offerings, greater capability payment processing systems and an Electronic Exchange Network.

          Sales and Marketing. Sales and marketing costs increased by $2.8 million, or 64%, from 1994 to 1995 and as a percentage of revenue they increased from 11.3% to 14.7%, respectively. The increase was due to increased sales staffing levels in anticipation of new services and business opportunities in addition to increased public relations activities related to new products and services.

          General and Administrative. General and administrative expenses were $2.6 million, or 6.6% of revenue in 1994, and $4.1 million, or 8.4% of revenue in 1995. 1994 expenses were positively impacted by a one time gain of $223,000 related to real estate lease. Without this gain, general and administrative costs would have increased from $2.8 million, or 7.2% of revenue in 1994, to $4.1 million or 8.4% of revenue in 1995. This increase was due to the hiring of additional operating, administrative, and finance associates to manage current and expected future growth.

          Depreciation and Amortization. As a percent of revenue, depreciation and amortization remained consistent from 4.9% in 1994 to 5.0% in 1995. The increase was due primarily to property additions in 1994 and 1995 to support increased research and development activities and increasing staffing levels.

          Interest. Interest income increased from $298,000 in 1994 to $2.1 million in 1995 due to income from the private placement of the Company's Common Stock in December of 1994 and income from the proceeds of the initial public offering in September 1995.

          Interest expense decreased from $795,000 to $645,000 due to the redemption and conversion of $1.0 million of convertible subordinated debentures outstanding in September 1994 offset by increased interest related to new capital lease obligations in 1994 and 1995.

          Income Taxes. Income tax expense was $400,000 in 1994. The effective rate of 45.1% in 1994 was greater than the statutory federal rate of 35% due primarily to state and local taxes and non-deductible intangible asset amortization. In 1995, the Company recognized a $40,000 tax expense while incurring a pre-tax loss of $175,000 also due primarily to state and local taxes and non-deductible intangible asset amortization.

LIQUIDITY AND CAPITAL RESOURCES

          The following table sets forth a summary of cash flow activity and should be read in conjunction with comments regarding the Company's liquidity and capital resources:





                                                 SUMMARY OF CASH FLOWS
                               -------------------------------------------------------
                                                    (IN THOUSANDS)
                               -------------------------------------------------------
                                                           SIX MONTHS
                                YEAR ENDED   YEAR ENDED       ENDED        YEAR ENDED
                               DECEMBER 31,  DECEMBER 31,    JUNE 30,     DECEMBER 31,
                                  1994          1995          1996           1997
                                --------      --------      --------      --------
Cash provided by (used in)
  operating activities          $  2,654      $  2,361      $ (6,645)     $ (7,832)
Cash flow from investing
  activities                     (12,839)      (22,785)      (37,132)       24,912
Cash flow from financing
  activities                      10,939        82,055           925        (5,982)
                                --------      --------      --------      --------
Net increase (decrease) in
  cash and cash equivalents     $    754      $ 61,631      $(42,852)     $ 11,098
                                ========      ========      ========      ========


          The Company has historically funded its business primarily through cash flows generated from operations, the sale of equity and debt securities and capital lease financing. During the six month period ending June 30, 1996 and the year ended June 30, 1997 several acquisitions and dispositions have taken place that have had a significant impact on cash flow.

          During the year ended December 31, 1994, the Company received proceeds of $12.1 million from a private placement of its Common Stock and $11.8 million of these funds were invested in short term U.S. government securities. Cash provided from operations of $2.7 million was used to invest in property additions of $1.0 million and to pay capital lease obligations of $0.7 million. The Company redeemed $250,000 of subordinated debentures and paid $250,000 toward outstanding notes payable. Cash and cash equivalents increased by $0.8 million for the period.

          For the year ended December 31, 1995, the Company received proceeds of $82.7 from the issuance of 4,975,310 shares of its Common Stock in the initial public offering. An additional $2.3 million of cash was generated from operating activities and $0.4 million was received from the combination of stock options exercised and payments on stockholder notes receivable, $16.4 million of funds were invested in a net increase in short term U.S. Government securities, $3.4 million was invested in property additions, $3.0 million was invested in a trademark license, and $1.0 million was applied to principal payments on capital lease obligations. Cash and cash equivalents increased by $61.6 million for the period.

          During the six month period ended June 30, 1996, the Company used $6.6 million in operating activities. The Company invested $39.4 million, net of cash acquired, for the acquisitions of Servantis and Security APL. These acquisitions were partially funded through $10.6 million of maturities and sales of investments, $7.1 million of funds were invested in property additions, $1.3 million on capitalization of software development costs, $0.6 million on the repayment of notes payable, and $0.6 million was applied to principal payments on capital lease obligations. The Company borrowed $1.1 million under an unsecured loan and received $0.9 million from the exercise of stock options. Cash and cash equivalents decreased by $42.9 million for the period.

          For the year ended June 30, 1997, the Company used $7.8 million in operating activities. The sale of certain businesses generated proceeds of $28.9 million while $0.6 million was received from stock options exercised during the year. The Company invested $11.4 million, net of cash acquired, for the acquisition of ISC and an additional payment of $10.0 million is due on October 1, 1997. Certain stockholders exercised options to sell back to the Company 276,469 shares of Common Stock at a price of $19 per share. The Company received proceeds of $16.5 million on net maturities and sales of investments, $9.8 million was invested in property and software additions, while $0.6 million was received on the sale of property and equipment. Principal payments on capital leased totaled $1.1 million, $50,000 was applied to the repayment of stockholder notes payable and an additional $68,750 was expended on repayment of outstanding notes payable balances. Cash and cash equivalents increased by $11.1 million for the year. The Company also has available a $20 million working capital line of credit which was executed in May 1997. No funds have been drawn against the line at June 30, 1997.

          In August 1997, the Company sold a software product line for cash of $33.5 million. See Note 17 to Notes to the Consolidated Financial Statements. The Company believes that the proceeds of this sale combined with cash equivalents and investments on hand at June 30, 1997 will be sufficient to meet the Company's presently anticipated working capital and capital expenditure requirements through at least June 1998.

INFLATION

          The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability and its operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business -- Business Risks" in this report and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Company's consolidated balance sheets as of as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's Annual Report and are incorporated herein by reference.

          The Company's Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1997 Annual Meeting of Stockholders to be held on October 30, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this item is included under the captions "INFORMATION CONCERNING THE BOARD OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS" and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 1997 and 1996.

                  Consolidated Statements of Operations for the year ended June 30, 1997, the six months ended June 30, 1996, and for each of the two years in the period ended December 31, 1995.

                  Consolidated Statements of Stockholders' Equity for the year ended June 30, 1997, the six months ended June 30, 1996, and for each of the three years in the period ended December 31, 1995.

                  Consolidated Statements of Cash Flows for the year ended June 30, 1997, the six months ended June 30, 1996, and for the each of the two years in the period ended December 31, 1995.

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

      10(b)       *        CheckFree Corporation Amended and Restated 1995 Stock
                           Option Plan.

      10(c) CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 10(b) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

      10(d) CheckFree Corporation Second Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 10(c) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

      10(e) CheckFree Corporation Second Amended and Restated 1983 Incentive Stock Option Plan. (Reference is made to Exhibit 10(d) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

      10(f) Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

      10(g)       *        Schedule identifying material details of
                           Indemnification Agreements substantially identical to Exhibit 10(f).

       10(h) Noncompete, Nondisclosure, and Assignment Agreement, dated February 1, 1990, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(i) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(i) Noncompete, Nondisclosure, and Assignment Agreement, dated February 1, 1990, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(j) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(j) Electronic Bill Payment Services Agreement, dated March 10, 1995, between the Company and FiTech, Inc. (Reference is made to Exhibit 10(gg) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

       10(k) Amendment to Bill Payment and Remote Banking Services Agreement, dated July 1, 1995, between the Company and FiTech, Inc. (Reference is made to Exhibit 10(hh) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

       10(l) ACH Operations Agreement, dated April 1, 1994, between the Company and Society National Bank. (Reference is made to Exhibit 10(ii) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(m) Merchant Processing Agreement, dated March 13, 1995, between the Company and Society National Bank. (Reference is made to Exhibit 10(jj) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(n) Lease, dated August 1, 1993, between the Company and The Director of Development of the State of Ohio. (Reference is made to Exhibit 10(rr) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(o) Guaranty Agreement, dated August 1, 1993, between the Company and The Provident Bank. (Reference is made to
                           Exhibit 10(ss) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(p) Demand Mortgage Note, dated August 25, 1993, of the Company. (Reference is made to Exhibit 10(tt) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(q) Irrevocable Letter of Credit from Society National Bank for the Company, dated August 25, 1993 (including second renewal thereof). (Reference is made to Exhibit 10(uu) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(r) Open-End Mortgage, Assignment of Rents and Security Agreement, dated August 25, 1993, with the Company as mortgagor and Society National Bank as mortgagee. (Reference is made to Exhibit 10(vv) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(s) Loan and Security Agreement, dated August 25, 1993, between the Company and Society National Bank. (Reference is made to Exhibit 10(ww) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(t) Commercial Note Variable Rate, dated January 3, 1995, of the Company. (Reference is made to Exhibit 10(xx) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(u) Reimbursement Agreement, dated August 25, 1993, between the Company and Peter J. Kight. (Reference is made to Exhibit 10(yy) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(v) License Agreement, dated October 27, 1995, between the Company and Block Financial Corporation. (Reference is made to Exhibit 10(ddd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(w) Joint Marketing and Trademark License Agreement, dated December 28, 1995, between the Company and Electronic Data Systems Corporation. (Reference is made to Exhibit 10(eee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(x) Joint Marketing Agreement, dated November 3, 1995, between the Company and Fiserv, Inc. (Reference is made to Exhibit 10(fff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(y) Payment Services, Software Development and Marketing Agreement, dated as of February 27, 1996, between the Company and CyberCash. (Reference is made to Exhibit 10(a) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.) **

       10(z)      *        Executive Employment Agreement between the Company
                           and Peter J. Kight.

       10(aa) Executive Employment Agreement between the Company and Kenneth J. Benvenuto. (Reference is made to Exhibit 10(d) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(bb) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit 10(f) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(cc) Executive Employment Agreement between the Company and Jay N. Whipple, III. (Reference is made to
                           Exhibit 10(i) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

      10(dd) Agreement for ACH Services between the Company and The Chase Manhattan Bank, N.A., dated as of July 1, 1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

      10(ee)      *        Loan and Security Agreement, dated as of May 13,
                           1997, among KeyBank National Association, the
                           Company, CheckFree Software Solutions, Inc.,
                           CheckFree Services Corporation, Security APL, Inc.,
                           Servantis Systems, Inc., and Servantis Services, Inc.

      10(ff)      *        CheckFree Corporation Incentive Compensation Plan.

        21        *        Subsidiaries of the Company.

        23        *        Consent of Deloitte & Touche LLP.

        24        *        Power of Attorney.

        27        *        Financial Data Schedule.

----------

    *    Filed with this report.
   ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

         (b)      REPORTS ON FORM 8-K

                  The Company filed the following Current Reports on Form 8-K since March 31, 1997:

                  (i) Current Report on Form 8-K, dated July 1, 1997, filed with the Securities and Exchange Commission on July 3, 1997 (Items 5 and 7).

                  (ii) Current Report on Form 8-K, dated July 17, 1997, filed with the Securities and Exchange Commission on July 18, 1997 (Items 5 and 7).

                  (iii) Current Report on Form 8-K, dated August 30, 1997, filed with the Securities and Exchange Commission on September 5, 1997 (Items 2 and 7).

         (c)      EXHIBITS

                  The exhibits to this report follow the Consolidated Financial Statements.

         (d)      FINANCIAL STATEMENT SCHEDULES

                  The financial statement schedule and the independent auditors' report thereon are included on the pages following the Notes to the Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHECKFREE CORPORATION


Date: September 25, 1997     By:  /s/ James S. Douglass
                                -------------------------------
                                  James S. Douglass, Executive Vice President -
                                  Finance and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 25th day of September, 1997.

           Signature                            Title


          *Peter J. Kight                Chairman of the Board, President,
--------------------------------         and Chief Executive Officer
    Peter J. Kight                       (Principal Executive Officer)


          *Mark A. Johnson               Vice Chairman - Corporate Development
--------------------------------         Director
    Mark A. Johnson


           /s/ James S. Douglass         Executive Vice President - Finance and
--------------------------------         Chief Financial Officer
    James S. Douglass                    (Principal Financial Officer)


          *Gary A. Luoma, Jr.            Vice President and Chief Accounting
--------------------------------         Officer
    Gary A. Luoma, Jr.                   (Principal Accounting Officer)



          *William P. Boardman           Director
--------------------------------
    William P. Boardman


          *George R. Manser              Director
--------------------------------
    George R. Manser


          *Eugene F. Quinn               Director
--------------------------------
    Eugene F. Quinn


          *Jeffrey M. Wilkins            Director
--------------------------------
    Jeffrey M. Wilkins


*By: /s/ Curtis A. Loveland
    --------------------------------------
    Curtis A. Loveland, Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   F-2
Consolidated Balance Sheets...........................................................   F-3
Consolidated Statements of Operations.................................................   F-4
Consolidated Statements of Stockholders' Equity.......................................   F-5
Consolidated Statements of Cash Flows.................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7
Independent Auditor's Report On Financial Statement Schedule..........................  F-22
Schedule II -- Valuation and Qualifying Accounts......................................  F-23

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CheckFree Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of CheckFree Corporation and its subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CheckFree Corporation and its subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 8, 1997, except for Note 17 as to which the date is September 25, 1997

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                                                                1997            1996
                                                                            -------------   -------------
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................  $  32,085,872   $  20,987,355
  Investments.............................................................      4,430,558      18,089,029
  Accounts receivable.....................................................     44,506,852      29,516,548
  Assets held for sale....................................................             --      20,000,000
  Prepaid expenses and other..............................................      2,197,477       2,205,800
  Deferred income taxes...................................................      3,002,341              --
                                                                            -------------   -------------
         Total current assets.............................................     86,223,100      90,798,732
PROPERTY AND EQUIPMENT -- Net.............................................     44,027,188      36,567,141
OTHER ASSETS:
  Capitalized software, net...............................................     26,644,084      34,407,680
  Intangible assets, net..................................................     56,895,587      27,507,677
  Investments.............................................................         14,770       2,898,065
  Deferred income taxes...................................................      3,063,250              --
  Other noncurrent assets.................................................      6,968,287       4,050,249
                                                                            -------------   -------------
         Total other assets...............................................     93,585,978      68,863,671
                                                                            -------------   -------------
                                                                            $ 223,836,266   $ 196,229,544
                                                                            ==============  ==============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................................  $   7,050,860   $   5,434,468
  Accrued liabilities.....................................................     31,055,726      14,876,861
  Customer deposits.......................................................        434,399         575,595
  Current portion of long-term obligations................................        953,220       1,112,184
  Deferred revenue........................................................     26,497,863      15,438,798
  Income taxes payable....................................................        228,709          45,608
  Deferred income taxes...................................................             --       7,819,505
                                                                            -------------   -------------
         Total current liabilities........................................     66,220,777      45,303,019
ACCRUED RENT AND OTHER....................................................        570,189         195,169
DEFERRED INCOME TAXES.....................................................             --       4,732,324
LONG-TERM OBLIGATIONS -- Less current portion:
  Obligations under capital leases........................................      7,301,027       7,136,817
  Stockholder's note......................................................             --          50,000
  Notes payable to banks..................................................      1,100,000       1,137,500
                                                                            -------------   -------------
         Total long-term obligations......................................      8,401,027       8,324,317
COMMITMENTS (Notes 10, 11, 12 and 13)
STOCKHOLDERS' EQUITY:
  Preferred stock -- 15,000,000 authorized shares, $.01 par value; no
    amounts issued or outstanding.........................................             --              --
  Common stock -- 150,000,000 authorized shares, $.01 par value; issued
    55,546,321 shares, 42,274,800 shares..................................        555,464         422,748
  Additional paid-in capital..............................................    454,850,522     276,823,109
  Less:
    Treasury stock -- at cost, 1,041,552 shares, 757,536 shares...........     (6,007,391)       (629,481)
    Accumulated deficit...................................................   (300,754,322)   (138,941,661)
                                                                            -------------   -------------
         Total stockholders' equity.......................................    148,644,273     137,674,715
                                                                            -------------   -------------
                                                                            $ 223,836,266   $ 196,229,544
                                                                            ==============  ==============

                See notes to consolidated financial statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           SIX MONTHS
                                           YEAR ENDED         ENDED        YEAR ENDED DECEMBER 31,
                                            JUNE 30,        JUNE 30,      -------------------------
                                              1997            1996           1995          1994
                                          -------------   -------------   -----------   -----------
REVENUES:
  Processing and servicing..............  $  94,527,853   $  27,141,624   $39,535,737   $31,097,631
  Merchant discount.....................      9,994,189       6,162,914     9,794,280     7,184,729
  License fees..........................     33,087,369      10,970,034            --            --
  Maintenance fees......................     22,567,001       1,978,287            --            --
  Other.................................     16,268,292       4,787,003            --       984,275
                                          -------------   -------------   -----------   -----------
          Total revenues................    176,444,704      51,039,862    49,330,017    39,266,635
EXPENSES:
  Cost of processing, servicing and
     support............................    102,721,210      35,438,504    30,257,787    24,212,164
  Research and development..............     32,869,249       9,907,312     6,876,625     4,723,910
  Sales and marketing...................     32,669,930      17,167,157     7,242,341     4,427,408
  General and administrative............     18,706,944       7,337,675     4,134,019     2,598,175
  Depreciation and amortization.........     24,918,903       6,997,101     2,484,677     1,921,665
  Exclusivity amortization and other....      5,957,300              --            --            --
  In process research and development...    140,000,000     122,357,586            --            --
                                          -------------   -------------   -----------   -----------
          Total expenses................    357,843,536     199,205,335    50,995,449    37,883,322
Gain on sale of assets..................      6,250,000              --            --            --
                                          -------------   -------------   -----------   -----------
INCOME (LOSS) FROM OPERATIONS...........   (175,148,832)   (148,165,473)   (1,665,432)    1,383,313
OTHER:
  Interest income.......................      2,153,418       1,658,749     2,135,085       298,186
  Interest expense......................       (834,247)       (324,726)     (644,837)     (795,204)
                                          -------------   -------------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES.......   (173,829,661)   (146,831,450)     (175,184)      886,295
INCOME TAX EXPENSE (BENEFIT)............    (12,017,000)     (8,628,615)       40,000       400,000
                                          -------------   -------------   -----------   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM..................................   (161,812,661)   (138,202,835)     (215,184)      486,295
EXTRAORDINARY ITEM, EXTINGUISHMENT OF
  DEBT -- Net of tax....................             --        (364,374)           --            --
                                          -------------   -------------   -----------   -----------
NET INCOME (LOSS).......................  $(161,812,661)  $(138,567,209)  $  (215,184)  $   486,295
                                           ============    ============    ==========    ==========
PER SHARE AMOUNTS:
  Income (loss) before extraordinary
     item...............................  $       (3.44)  $       (3.69)  $     (0.01)  $      0.02
  Extraordinary item....................             --           (0.01)           --            --
                                          -------------   -------------   -----------   -----------
          Net income (loss).............  $       (3.44)  $       (3.70)  $     (0.01)  $      0.02
                                           ============    ============    ==========    ==========
WEIGHTED AVERAGE COMMON AND EQUIVALENT
  SHARES OUTSTANDING....................     46,988,225      37,419,580    28,218,521    27,103,287
                                           ============    ============    ==========    ==========

                See notes to consolidated financial statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                NUMBER OF      COMMON     ADDITIONAL      NUMBER OF       TREASURY     STOCKHOLDERS'
                                                SHARES OF     STOCK AT     PAID-IN        SHARES OF       STOCK AT         NOTES
                                               COMMON STOCK     PAR        CAPITAL      TREASURY STOCK      COST        RECEIVABLE
                                               ------------   --------   ------------   --------------   -----------   -------------
BALANCE, DECEMBER 31, 1993...................   24,021,579    $240,216   $  4,344,979       (667,014)    $  (554,260)    $(401,153)
Net income...................................           --          --             --             --              --            --
Stock options exercised......................       52,614         526         29,474             --              --            --
Treasury stock acquired......................           --          --             --        (90,522)        (75,221)       75,221
Conversion of subordinated debentures........    1,127,439      11,274        738,726             --              --            --
Sale of common stock.........................    2,417,561      24,176     12,096,853             --              --            --
                                               ------------   --------   ------------   --------------   -----------   -------------
BALANCE, DECEMBER 31, 1994...................   27,619,193     276,192     17,210,032       (757,536)       (629,481)     (325,932)
Net loss.....................................           --          --             --             --              --            --
Stock options exercised......................      270,262       2,703        172,082             --              --            --
Tax benefit associated with exercise of stock
  options....................................           --          --         57,586             --              --            --
Sale of common stock, net of expenses related
  to public offering.........................    4,975,310      49,753     82,694,100             --              --            --
Repayment of loans to stockholders...........           --          --             --             --              --       192,139
Cash payments in lieu of fractional shares...           --          --             --             --              --            --
                                               ------------   --------   ------------   --------------   -----------   -------------
BALANCE -- December 31, 1995.................   32,864,765     328,648    100,133,800       (757,536)       (629,481)     (133,793)
  Net loss...................................           --          --             --             --              --            --
  Stock options exercised....................      874,195       8,742        862,088             --              --            --
  Tax benefit associated with exercise of
    stock options............................           --          --      1,100,141             --              --            --
  Issuance of common stock and stock options
    pursuant to acquisitions.................    8,535,840      85,358    174,727,080             --              --            --
  Repayment of loans to stockholders.........           --          --             --             --              --       133,793
  Cash payments in lieu of fractional
    shares...................................           --          --             --             --              --            --
                                               ------------   --------   ------------   --------------   -----------   -------------
BALANCE -- June 30, 1996.....................   42,274,800     422,748    276,823,109       (757,536)       (629,481)           --
  Net loss...................................           --          --             --             --              --            --
  Stock options exercised....................      636,309       6,364        591,063             --              --            --
  Tax benefit associated with exercise of
    stock options............................           --          --        886,503             --              --            --
  Issuance of common stock and stock options
    pursuant to acquisitions.................   12,635,212     126,352    176,549,847             --              --            --
  Treasury stock acquired....................           --          --             --       (284,016)     (5,377,910)           --
                                               ------------   --------   ------------   --------------   -----------   -------------
BALANCE -- June 30, 1997.....................   55,546,321    $555,464   $454,850,522     (1,041,552)    $(6,007,391)    $      --
                                               ============== =========  =============  =============    ============  ============

                                                                   TOTAL
                                                ACCUMULATED    STOCKHOLDERS'
                                                  DEFICIT         EQUITY
                                               -------------   -------------
BALANCE, DECEMBER 31, 1993...................  $    (645,020)  $   2,984,762
Net income...................................        486,295         486,295
Stock options exercised......................             --          30,000
Treasury stock acquired......................             --              --
Conversion of subordinated debentures........             --         750,000
Sale of common stock.........................             --      12,121,029
                                               -------------   -------------
BALANCE, DECEMBER 31, 1994...................       (158,725)     16,372,086
Net loss.....................................       (215,184)       (215,184)
Stock options exercised......................             --         174,785
Tax benefit associated with exercise of stock
  options....................................             --          57,586
Sale of common stock, net of expenses related
  to public offering.........................             --      82,743,853
Repayment of loans to stockholders...........             --         192,139
Cash payments in lieu of fractional shares...           (398)           (398)
                                               -------------   -------------
BALANCE -- December 31, 1995.................       (374,307)     99,324,867
  Net loss...................................   (138,567,209)   (138,567,209)
  Stock options exercised....................             --         870,830
  Tax benefit associated with exercise of
    stock options............................             --       1,100,141
  Issuance of common stock and stock options
    pursuant to acquisitions.................             --     174,812,438
  Repayment of loans to stockholders.........             --         133,793
  Cash payments in lieu of fractional
    shares...................................           (145)           (145)
                                               -------------   -------------
BALANCE -- June 30, 1996.....................   (138,941,661)    137,674,715
  Net loss...................................   (161,812,661)   (161,812,661)
  Stock options exercised....................             --         597,427
  Tax benefit associated with exercise of
    stock options............................             --         886,503
  Issuance of common stock and stock options
    pursuant to acquisitions.................             --     176,676,199
  Treasury stock acquired....................             --      (5,377,910)
                                               -------------   -------------
BALANCE -- June 30, 1997.....................  $(300,754,322)  $ 148,644,273
                                               ==============  ==============

                See notes to consolidated financial statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS
                                                             YEAR ENDED         ENDED         YEAR ENDED DECEMBER 31,
                                                              JUNE 30,        JUNE 30,      ---------------------------
                                                                1997            1996            1995           1994
                                                            -------------   -------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss).......................................  $(161,812,661)  $(138,567,209)  $   (215,184)  $    486,295
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Extraordinary item, extinguishment of debt, net of
      tax.................................................             --         364,374             --             --
    Write-off of in process research and development......    140,000,000     122,357,586             --             --
    Write-off of capitalized software.....................      3,618,570              --             --             --
    Exclusivity amortization..............................      4,937,500              --             --             --
    Depreciation and amortization.........................     24,918,903       6,997,102      2,484,677      1,921,665
    Deferred income taxes.................................    (13,101,264)     (8,653,323)        78,628         64,540
    Gain on sale of assets................................     (6,250,000)             --             --             --
    Loss on disposal of property and equipment............        640,540          99,819         12,650         33,996
    Accretion of investment discount -- net...............             --              --       (337,221)            --
    Change in certain assets and liabilities (net of
      acquisitions):
      Accounts receivable.................................    (10,951,954)     (1,109,875)    (1,499,502)       543,052
      Prepaid expenses and other..........................     (2,975,501)        820,701       (915,259)      (269,276)
      Refundable income taxes.............................             --              --       (144,119)            --
      Accounts payable....................................      1,248,697       2,605,707        223,407            723
      Accrued liabilities.................................      3,837,001       3,428,406      2,623,425        (87,607)
      Customer deposits...................................        366,195         272,647        (25,495)      (113,237)
      Deferred revenue....................................      7,509,066       4,585,841        228,017        153,093
      Income taxes payable................................        183,101         152,903       (153,032)       (79,409)
                                                            -------------   -------------   ------------   ------------
         Net cash provided by (used in) operating
           activities.....................................     (7,831,807)     (6,645,321)     2,360,992      2,653,835
                                                            -------------   -------------   ------------   ------------
INVESTING ACTIVITIES:
  Property additions......................................     (9,754,858)     (7,089,391)    (3,431,016)    (1,042,892)
  Proceeds from the sale of property and equipment........        588,509          29,016            270         23,548
  Proceeds from the sale of assets........................     28,900,000              --             --
  Capitalization of software development costs............             --      (1,312,327)            --             --
  Purchase of businesses, net of cash acquired............    (11,363,140)    (39,404,209)            --             --
  Purchase of investments.................................     (3,000,000)             --    (54,078,818)   (11,819,937)
  Proceeds from maturities and sales of investments.......     19,541,766      10,644,945     37,725,000             --
  Purchase of trademark license...........................             --              --     (3,000,000)            --
                                                            -------------   -------------   ------------   ------------
         Net cash provided by (used in) investing
           activities.....................................     24,912,277     (37,131,966)   (22,784,564)   (12,839,281)
                                                            -------------   -------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from sale of common stock......................             --              --     82,743,853     12,121,029
  Repayment of notes payable and other debt
    extinguishment........................................        (68,750)       (608,874)       (75,000)      (250,000)
  Proceeds from notes payable.............................             --       1,100,000        225,000             --
  Principal payments under capital lease obligations......     (1,076,356)       (570,816)    (1,038,264)      (711,435)
  Proceeds from stock options exercised...................        591,063         870,830        232,371         30,000
  Purchase of treasury stock..............................     (5,377,910)             --             --             --
  Receipts (payments) on stockholder notes................        (50,000)        133,648        (33,259)            --
                                                            -------------   -------------   ------------   ------------
         Net cash provided by (used in) financing
           activities.....................................     (5,981,953)        924,788     82,054,701     10,939,594
                                                            -------------   -------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     11,098,517     (42,852,499)    61,631,129        754,148
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................................     20,987,355      63,839,854      2,208,725      1,454,577
                                                            -------------   -------------   ------------   ------------
  End of period...........................................  $  32,085,872   $  20,987,355   $ 63,839,854   $  2,208,725
                                                            ==============  ==============  =============  =============

                See notes to consolidated financial statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              AS OF JUNE 30, 1997 AND 1996 AND FOR THE YEAR ENDED
               JUNE 30, 1997, THE SIX MONTHS ENDED JUNE 30, 1996
                 AND THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization. CheckFree Corporation (the "Company") was organized in 1981 and is a leading provider of transaction processing services, software and related products to financial institutions and businesses and their customers throughout the United States. See Note 16 for a description of the Company's business segments.

     Principles of Consolidation and Change in Fiscal Year. The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Effective January 1, 1996, the Company changed its fiscal year-end from December 31 to June 30. The following presents unaudited summarized consolidated financial information for the six months ended June 30, 1995:

    Total revenues..........................................................  $23,581,343
    Loss from operations....................................................      (67,792)
    Income taxes............................................................       61,592
    Net income..............................................................       75,288
    Net income per share....................................................          Nil

     Processing Agreements. The Company has agreements with transaction processors to provide origination and settlement services for the Company. Under the agreements, the Company must fund service fees and returned transactions when presented. These agreements expire at various times through June 1999.

     Transaction Processing. In connection with the timing of the Company's financial transactions processing, the Company is exposed to credit risk in the event of nonperformance by other parties, such as returns and chargebacks. The Company utilizes credit analysis and other controls to manage its credit risk exposure. The Company also maintains a reserve for future returns and chargebacks.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments (primarily United States government agency obligations and commercial paper) purchased with maturities of one month or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with seven financial institutions.

     Investments. The Company's investments consist primarily of United States government or government agency obligations and certificates of deposit. The Company classifies these investments as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Such investments are carried at amortized cost, which approximates market value.

     Property and Equipment. Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line and accelerated methods over the estimated useful lives as follows: land improvements, building and building improvements, 15 to 30 years; computer equipment, software, and

                     CHECKFREE CORPORATION AND SUBSIDIARIES
furniture, 3 to 5 years. Equipment under capital leases is amortized using the straight-line method over the terms of the leases. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease terms.

     Capitalized Software Costs. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86. Capital software development costs are amortized on a product-by-product basis using either the estimated economic life of the product on a straight-line method or the ratio of current year gross product revenue to current and anticipated future gross product revenue, whichever is greater. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to estimated net realizable value.

     Amortization of software costs totaled $7,687,390, $2,520,802, $207,500 and $267,624 for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, respectively.

     Intangible Assets. The cost of identified intangible assets are generally amortized on a straight-line basis over periods from 8 months-15 years. Goodwill is amortized on a straight-line basis over 10 years. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows, and other operating factors.

     Capital Stock. On April 21, 1995, the Company's stockholders increased the authorized number of shares of $.01 par value Common Stock to 25,000,000 and on August 8, 1995 increased the number of authorized shares of $.01 par value Common Stock to 150,000,000. In addition, on August 8, 1995, the Company's stockholders authorized the Board of Directors to issue up to 15,000,000 shares of $.01 par value preferred stock in one or more series and to establish such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as the Board may determine without further stockholder approval. No preferred shares have been issued.

     Advertising. The Company expenses advertising costs as incurred. Advertising expenses were $2,110,489, $7,159,234, $1,757,601 and $613,158 for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, respectively.

     Net Income (Loss) per Common and Equivalent Share. Net income (loss) per common and equivalent share is based on the weighted average number of shares and dilutive common stock equivalents (stock options) outstanding during the periods presented. All share and per share information has been retroactively adjusted for the five-for-one stock split on May 1, 1995 and the 5.2614-for-one split on the effective date of the initial public offering (September 28, 1995). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin 83, all common shares and stock options issued during the twelve months immediately preceding the initial public offering were treated as if they had been outstanding for all periods, using the treasury stock method. The assumed conversion of the convertible debentures had an insignificant impact on net income (loss) per common and equivalent share. In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" was issued. The Statement is not effective until periods ending after December 15, 1997. However, had the Company adopted the Statement in the current year, basic and dilutive loss per share, as defined in the Statement, would be the same as the loss per share currently reported in the accompanying financial statements.

     Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 129, "Disclosure of Information about Capital Structure", which is effective for periods ending after December 15, 1997. The Statement establishes

                     CHECKFREE CORPORATION AND SUBSIDIARIES
standards for disclosing information about an entity's capital structure. The adoption of SFAS 129 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is effective for periods beginning after December 15, 1997. The Statement requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS 131 is not expected to have a material impact on the Company's disclosures.

     Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the 1997 presentation.

REVENUE RECOGNITION

     - Processing and Servicing. Processing and servicing revenues include revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. The Company recognizes revenue when the services are performed.

      As part of processing certain types of transactions, the Company earns interest from the time money is collected from its customers until the time payment is made to the applicable merchants. These revenues are included in processing and servicing and totaled $3,227,904, $1,019,288, $1,622,963 and $740,290 for the year ended June 30, 1997, the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994, respectively.

     - Merchant Discount. Merchant discount revenues are recognized when the services are performed. Interchange fees incurred in the settlement of merchant credit card transactions are included in processing and servicing expenses.

     - License Fees. Revenue from software license agreements is recognized upon delivery of the software if there are no significant postdelivery obligations. The revenue related to significant postdelivery obligations is deferred and recognized using the percentage-of-completion method.

     - Maintenance Fees. Maintenance fee revenue is recognized ratably over the term of the related contractual support period, generally 12 months.

EXPENSE CLASSIFICATION

     - Processing, Servicing and Support. Processing, servicing and support costs consist primarily of data processing costs, customer care and technical support, and third party transaction fees, which consist primarily of credit card interchange fees, ACH transaction fees and the amortization of software costs.

     - Research and Development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and business development personnel.

     - Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales employees, public relations and advertising costs, customer acquisition fees and royalties paid to distribution partners.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     - General and Administrative. General and administrative expenses consist primarily of salaries for administrative, executive, finance, and human resource employees.

2.  ACQUISITIONS AND DISPOSITIONS

     On January 27, 1997, the Company acquired Intuit Services Corporation ("ISC") for a total of $199.0 million, including 12.6 million shares of common stock valued at $177.2 million, the present value of cash payments due to Intuit, Inc. under the Services and License Agreement of $19.6 million and acquisition costs of $2.2 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $28.9 million was allocated to goodwill. In addition, $140.0 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. $7.9 million was allocated to an exclusivity agreement with Intuit, Inc. and is being amortized on a straight-line basis over the contractual life of eight months. Further, $3.5 million was allocated to other identifiable intangible assets and $20.3 million allocated to tangible assets. ISC's operations are included in the consolidated results of operations from the date of the acquisition.

     On February 21, 1996, the Company acquired Servantis Systems Holdings, Inc. ("Servantis") for $165.1 million, including 5.7 million shares of common stock, valued at $20.00 per share, the issuance of stock options valued at $8.2 million and the retirement of certain debt of $42.5 million. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $11.2 million was allocated to goodwill, $46.5 million to other identifiable intangible assets and $55.2 million to tangible assets. In addition, $90.6 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Servantis' operations are included in the consolidated results of operations from the date of the acquisition.

     On May 9, 1996, the Company acquired Security APL, Inc. ("Security APL") for $53 million, including 2.8 million shares of common stock, valued at $18.50 per share. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $10.9 million was allocated to goodwill, $9.0 million to other identifiable intangible assets and $9.8 million to tangible assets. Additionally, $28.8 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. Security APL's operations are included in the consolidated results of operations from the date of the acquisition.

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

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     The unaudited pro forma results of operations of the Company for the year ended June 30, 1997, the six months ended June 30, 1996 and the twelve months ended June 30, 1996, assuming the acquisitions occurred at the beginning of each period are as follows (in thousands, except per share data):

                                                  YEAR ENDED     SIX MONTHS ENDED   12 MONTHS ENDED
                                                 JUNE 30, 1997    JUNE 30, 1996      JUNE 30, 1996
                                                 -------------   ----------------   ---------------
    Total revenues.............................    $ 194,354         $ 69,607          $ 131,815
    Loss before extraordinary item.............      (28,567)         (34,290)           (43,872)
    Net loss...................................      (28,567)         (34,655)           (44,236)
    Net loss per share.........................        (0.53)           (0.65)             (0.81)
    Weighted average shares outstanding........       54,272           53,630             54,529

     This information is presented to facilitate meaningful comparisons to on-going operations and to other companies. The unaudited pro forma amounts above do not include a charge for in-process research and development of $122.4 million and $140.0 million arising from the Servantis, Security APL and IS acquisitions in 1996 and the ISC acquisition in 1997, respectively. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transactions occurred at the beginning of the periods presented, nor should it be used to project the Company's results of operations for any future periods.

     On March 26, 1997, the Company sold certain assets and certain contracts and licensed certain proprietary software for processing automatic accounts receivable through credit cards or the Automated Clearing House resulting in a net gain on the sale of $6,250,000.

3.  INVESTMENTS

     The carrying amounts, which approximate market value, of investments in debt securities are as follows:

                                                                           JUNE 30,
                                                                   ------------------------
                                                                      1997         1996
                                                                   ----------   -----------
    U.S. Government and Government Agency Obligations............  $4,445,328   $20,762,950
    Certificates of Deposit......................................          --       224,144
                                                                   ----------   -----------
              Total..............................................  $4,445,328   $20,987,094
                                                                    =========    ==========

     Gross unrealized gains and losses at each date were insignificant. In addition, sales of securities and related realized gains/losses, based on the specific identification cost method, were insignificant for each of the periods.

     Contractual maturities of debt securities at June 30, 1997 are shown below. Expected maturities will differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Due in one year or less..................................................  $4,430,558
    Due after one year through five years....................................      14,770
                                                                               ----------
              Total..........................................................  $4,445,328
                                                                                =========

                     CHECKFREE CORPORATION AND SUBSIDIARIES

4.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                  -----------   -----------
    Trade accounts receivable...................................  $22,049,201   $14,858,364
    Unbilled trade accounts receivable..........................   20,957,992    16,203,055
    Other receivables...........................................    5,716,724       734,851
                                                                  -----------   -----------
                                                                   48,723,917    31,796,270
    Less allowance for doubtful accounts........................    4,217,065     2,279,722
                                                                  -----------   -----------
              Total.............................................  $44,506,852   $29,516,548
                                                                   ==========    ==========

5.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Income tax expense (benefit) consists of the following:

                                                                                 YEAR ENDED
                                           YEAR ENDED    SIX MONTHS ENDED       DECEMBER 31,
                                            JUNE 30,         JUNE 30,       --------------------
                                              1997             1996           1995        1994
                                          ------------   ----------------   ---------   --------
    Current:
      Federal...........................  $         --     $         --     $(123,406)  $250,929
      State and local...................     1,084,264           24,708        84,778     84,531
                                          ------------   ----------------   ---------   --------
              Total current.............     1,084,264           24,708       (38,628)   335,460
    Deferred Federal and state taxes....   (13,101,264)      (8,653,323)       78,628     64,540
                                          ------------   ----------------   ---------   --------
              Total income tax expense
                (benefit)...............  $(12,017,000)    $ (8,628,615)    $  40,000   $400,000
                                           ===========    =============     =========   ========

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following:

                                                                                 YEAR ENDED
                                            YEAR ENDED    SIX MONTHS ENDED      DECEMBER 31,
                                             JUNE 30,         JUNE 30,       -------------------
                                               1997             1996           1995       1994
                                           ------------   ----------------   --------   --------
    Computed "expected" tax expense
      (benefit)..........................  $(60,843,807)    $(49,922,693)    $(59,563)  $301,340
    Non-deductible in-process research
      and development of acquired
      businesses.........................    49,000,000       41,601,579           --         --
    Nondeductible intangible
      amortization.......................       838,651          218,918       64,767     64,767
    State and local taxes, net of Federal
      income tax benefit.................      (552,903)        (626,334)      55,953     55,790
    Other -- net.........................      (458,941)          99,915      (21,157)   (21,897)
                                           ------------   ----------------   --------   --------
              Total income tax expense
                (benefit)................  $(12,017,000)    $ (8,628,615)    $ 40,000   $400,000
                                            ===========    =============     ========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and June 30, 1996 are:

                                                                          JUNE 30,
                                                                 --------------------------
                                                                    1997           1996
                                                                 -----------   ------------
    Deferred tax assets:
      Net operating loss carryforwards.........................  $ 9,149,769   $  9,295,934
      Intangible assets........................................    5,117,698             --
      Allowance for bad debts and returns......................    1,812,560      1,254,497
      Accrued compensation and related items...................      338,807      1,001,332
      State income tax accrued.................................           --         89,328
      Reserve accruals.........................................      910,974             --
      Property and equipment...................................       55,238             --
      Valuation allowance......................................   (6,000,000)    (6,000,000)
                                                                 -----------   ------------
              Total deferred tax assets........................   11,385,046      5,641,091
    Deferred tax liabilities:
      Assets held for sale.....................................           --     (8,000,000)
      Property and equipment...................................           --     (1,434,982)
      Capitalized software.....................................   (5,259,455)    (5,953,098)
      Intangible assets........................................           --       (640,176)
      Deferred revenue.........................................           --     (1,936,171)
      Prepaid expenses.........................................      (60,000)      (169,711)
      Other, net...............................................           --        (58,782)
                                                                 -----------   ------------
              Total deferred tax liabilities...................   (5,319,455)   (18,192,920)
                                                                 -----------   ------------
              Net deferred tax asset (liability)...............  $ 6,065,591   $(12,551,829)
                                                                  ==========    ===========

     At June 30, 1997, the Company has approximately $24,000,000 of net operating loss carryforwards available, expiring in 2009 to 2011, including approximately $9,000,000 related to a purchased subsidiary which can only be used to offset income earned by the subsidiary up to specified annual amounts. The valuation allowance reduces deferred tax assets to the amount the Company believes more likely than not will be realized. Any future realization of tax benefits for which the valuation allowance has been recorded would result in a reduction of intangible assets, based on unamortized recorded balances as of June 30, 1997.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

6.  PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows:

                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                  -----------   -----------
    Land and land improvements..................................  $ 3,145,746   $ 3,145,746
    Building and building improvements..........................   14,441,906    13,531,873
    Computer equipment and software licenses....................   41,263,964    22,655,049
    Furniture and equipment.....................................    7,107,480     7,055,892
                                                                  -----------   -----------
              Total.............................................   65,959,096    46,388,560
    Less accumulated depreciation and amortization..............   21,931,908     9,821,419
                                                                  -----------   -----------
    Property -- net.............................................  $44,027,188   $36,567,141
                                                                   ==========    ==========

7.  INTANGIBLE ASSETS

     The components of intangible assets are as follows:

                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                  -----------   -----------
    Workforce...................................................  $ 8,370,477   $ 7,195,200
    Tradenames..................................................    4,150,000     4,164,444
    Customer base...............................................    3,440,000     3,459,111
    Goodwill....................................................   41,125,528    13,647,058
    Exclusivity.................................................    7,900,000            --
                                                                  -----------   -----------
              Total.............................................   64,986,005    28,465,813
    Less accumulated amortization...............................    8,090,418       958,136
                                                                  -----------   -----------
    Intangible assets, net......................................  $56,895,587   $27,507,677
                                                                   ==========    ==========

8.  ACCRUED LIABILITIES

     The components of accrued liabilities are as follows:

                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                  -----------   -----------
    Salaries and related costs..................................  $10,715,876   $ 5,467,592
    Services and license agreement accrual......................    9,886,762            --
    Processing fees.............................................    2,657,887     3,662,257
    Reserve for returns and chargebacks.........................    1,224,028       542,387
    Other.......................................................    6,571,173     5,204,625
                                                                  -----------   -----------
              Total.............................................  $31,055,726   $14,876,861
                                                                   ==========    ==========

9.  LONG-TERM DEBT AND NOTES PAYABLE

     Stockholders' and Bank Notes Payable The Company had unsecured loans payable to certain stockholders totaling $50,000 at June 30, 1996 which were due in December 1998 but paid in full in July 1996. In January 1995, $225,000 was refinanced with a bank into a 36 month unsecured term loan payable in monthly installments of $6,250 at the prime rate, due in February 1998, however the note was fully paid in December, 1996.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     In March 1996, the Company executed an unsecured note payable with a bank for $1.1 million. The principal amount is due in July 1998, with interest payable quarterly based on the LIBOR rate (total of 5.8% at June 30, 1997).

     The estimated fair value of the Company's notes payable approximates their carrying amounts based on currently available debt with similar interest rates and remaining maturities.

     During the six months ended June 30, 1996, the Company retired certain debt in connection with a business acquisition, resulting in an extraordinary loss of $364,374, net of income taxes of $204,961.

     In May 1997, the Company obtained a working capital line of credit which enables the Company to borrow up to $20 million, based on the collateral of eligible accounts receivable. The line expires in October 1999, and contains certain restrictive covenants, including defined quarterly operating results, minimum tangible net worth requirements, and the prohibition of dividend payments. No funds have been drawn against the line through June 30, 1997.

10.  OBLIGATIONS UNDER CAPITAL LEASES

     During 1993, the Company entered into a 20 year lease with the Department of Development of the State of Ohio for land and an office building located in Columbus, Ohio. The Company has the option to purchase the land and building for $1 at the termination of the lease and thus, the Company has recorded the transaction as a capital lease. The lease payments are secured by a $751,500 standby letter of credit agreement with a bank and are partially guaranteed by an officer and principal stockholder of the Company. The standby letter of credit is collateralized by a savings account totaling $562,046 at June 30, 1997 and certain real estate adjacent to the leased property. The lease contains certain covenants, the most restrictive of which require the Company to maintain certain debt to equity ratios and tangible net worth and working capital levels.

     The Company also leases certain computer equipment, furniture and telephone equipment under capital leases. The Company is required to pay certain taxes, insurance and other expenses related to the leased property.

     The following is a summary of property under capital leases included in the accompanying balance sheets:

                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                  -----------   -----------
    Land........................................................  $ 3,145,746   $ 3,145,746
    Building....................................................    4,525,860     4,369,254
    Computer equipment..........................................    4,318,244     3,204,468
                                                                  -----------   -----------
              Total.............................................   11,989,850    10,719,468
    Less accumulated amortization...............................    3,081,443     2,425,823
                                                                  -----------   -----------
    Property held under capital leases..........................  $ 8,908,407   $ 8,293,645
                                                                   ==========    ==========

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     Future minimum lease payments required by the capital leases and the net future minimum lease payments are as follows:

    Fiscal year ending June 30:
      1998..................................................................  $ 1,420,928
      1999..................................................................    1,358,412
      2000..................................................................    1,239,813
      2001..................................................................    1,044,945
      2002..................................................................      976,196
      Thereafter............................................................    6,288,701
                                                                              -----------
              Total future minimum lease payments...........................   12,328,995
      Less amount representing interest.....................................    4,092,743
                                                                              -----------
              Net future minimum lease payments.............................  $ 8,236,252
                                                                               ==========

11.  OPERATING LEASES

     The Company leases certain office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the leases. Total expense under all operating lease agreements for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994 was $5,881,575, $1,935,880, $664,948 and $671,528, respectively. Minimum future rental payments under these leases are as follows:

    Fiscal year ending June 30:
      1998..................................................................  $ 5,150,650
      1999..................................................................    5,117,939
      2000..................................................................    5,065,752
      2001..................................................................    4,495,355
      2002..................................................................    4,503,477
      Thereafter............................................................    7,683,209
                                                                              -----------
              Total.........................................................  $32,016,382
                                                                               ==========

12.  EMPLOYEE BENEFIT PLANS

     Retirement Plans. The Company has a defined contribution 401(k) retirement plan covering substantially all of its employees. Under the plan eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution. Total expense under these plans amounted to $1,862,310, $366,670, $96,913 and $70,880 for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, respectively.

     Group Medical Plan. The Company has a group medical self-insurance plan covering certain of its employees. The Company has employed an administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions to this plan. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $100,000. Total expense under this plan amounted to $3,458,272, $1,139,960, $626,000 and $397,000 for the year ended June 30, 1997, the six months ended June 30, 1996, and the years ended December 31, 1995 and 1994, respectively. The Company expenses amounts as claims are incurred and recognizes a liability for incurred but not reported claims. At June 30, 1997, and June 30, 1996, the Company has accrued $378,000 and $120,000, respectively, as a liability for costs incurred under this plan.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

13.  COMMON STOCK

     During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan replaces in its entirety the 1993 Stock Option Plan (the "1993 Plan"). The options granted under the 1995 and 1993 Plans may be either incentive stock options or non-statutory stock options. The terms of the options granted under the 1995 and 1993 Plans are at the sole discretion of a committee of members of the Company's Board of Directors, not to exceed ten years. Generally, options vest at 20% per year from the date of grant. The 1995 Plan provides that the Company may grant options for not more than 5,000,000 shares of common stock to certain key employees, officers and directors. Options granted under the 1995 and 1993 Plans are exercisable according to the terms of each option, however, in the event of a change in control or merger as defined, the options shall become immediately exercisable. At June 30, 1997, 2,013,730 additional shares are available for grant in the aggregate for all Plans.

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

     All options granted under the 1983 Plans, the 1993 Plan, and the 1995 Plan were granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, the Company is entitled to a tax deduction. The tax benefit of the deduction is not reflected in the consolidated statements of operations but is reflected as an increase in additional paid-in capital.

     The following summarizes the stock option activity from January 1, 1994 to June 30, 1997:

                                                                    NUMBER
                                                                   OF SHARES       PRICE
                                                                   ---------     ----------
    Balance at December 31, 1993.................................  2,848,206     $.57-$ .91
    Granted......................................................    927,322     $.83-$3.04
    Exercised....................................................    (52,614)       $.57
    Cancelled....................................................   (648,178)    $.57-$ .91
                                                                   ---------
    Balance at December 31, 1994.................................  3,074,736     $.57-$3.04
                                                                    ========

                                               YEAR ENDED                SIX MONTHS ENDED                YEAR ENDED
                                              JUNE 30, 1997                JUNE 30, 1996              DECEMBER 31, 1995
                                       ---------------------------  ---------------------------  ---------------------------
                                        NUMBER    WEIGHTED AVERAGE   NUMBER    WEIGHTED AVERAGE   NUMBER    WEIGHTED AVERAGE
                                       OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE   OF SHARES   EXERCISE PRICE
                                       ---------  ----------------  ---------  ----------------  ---------  ----------------
Outstanding -- Beginning of period.... 2,908,218       $ 4.58      2,901,782        $ 1.19       3,074,736       $  0.82
Granted............................... 2,282,056        14.32        459,289         21.79         160,746          7.12
Exercised.............................  (636,309)        1.01       (874,195)         0.99        (270,262)         0.65
Cancelled.............................  (112,504)       14.88        (22,020)         1.06         (63,438)         0.73
Issued in conjunction with Servantis
  Acquisition.........................        --                     443,362          1.52              --
                                       ---------                   ---------                     ---------
Outstanding -- End of period.......... 4,441,461         9.59      2,908,218          4.58       2,901,782          1.19
                                       =========                   =========                     =========
Weighted average fair value of options
  granted during the year.............                 $ 6.68                       $ 8.45                       $  2.92
                                                  ================             ================             ================

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about options outstanding at June 30, 1997:

                                                      OPTIONS OUTSTANDING
                                        -----------------------------------------------       OPTIONS EXERCISABLE
                                                    WEIGHTED AVERAGE                      ----------------------------
    RANGE OF                                           REMAINING       WEIGHTED AVERAGE               WEIGHTED AVERAGE
    EXERCISE PRICES                      NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
    ----------------------------------  ---------   ----------------   ----------------   ---------   ----------------
    $ 0.57-$ 1.00.....................  1,550,814          5.5              $ 0.83        1,047,378        $ 0.82
    $ 1.00-$10.00.....................    206,649          8.3                2.76           93,474          2.00
    $10.00-$15.00.....................  1,724,609          9.6               13.39            2,500         13.07
    $15.00-$20.00.....................    760,300          9.3               17.39           16,900         19.08
    $20.00-$25.00.....................    199,089          8.7               22.18           58,089         22.61
                                        ---------                                         ---------
                                        4,441,461                           $ 9.59        1,218,341        $ 1.17
                                         ========                                          ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended June 30, 1997, the six months ended June 30, 1996, and the year ended December 31, 1995, respectively: dividend yield of 0% in all periods; expected volatility of 47, 40 and 40 percent; risk-free interest rates of 6.41%, 6.68% and 5.25%; and expected lives of 3-5 years.

     Under the 1997 Associate Stock Purchase Plan, the Company is authorized to issue up to one million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose, every six months, to have up to 15% of their salary over the six month period withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Approximately 39 percent of eligible employees participated in the first six month period beginning January 1, 1997. Under the Plan, the Company sold no shares in the year ended June 30, 1997; however, 53,013 shares were sold in July 1997 from salary withholding accumulated in the year ended June 30, 1997. The weighted average fair market value of this look-back option of $3.93 is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for the grant for the year ended June 30, 1997: dividend yield of 0%, expected volatility of 47 percent, risk free interest rate of 5.1% and an expected life of three months.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per share, net of related income tax effects, would have been as follows:

                                            YEAR ENDED       SIX MONTHS ENDED     12 MONTHS ENDED
                                           JUNE 30, 1997      JUNE 30, 1996        JUNE 30, 1995
                                           -------------     ----------------     ---------------
    Pro forma net loss...................  $ 164,088,799       $138,797,202          $ 244,759
    Pro forma net loss per share.........  $        3.49       $       3.71          $    0.01

     The pro forma amounts are not representative of the effects on reported net income (loss) for future years.

     In January 1997 the Board of Directors approved an amendment to the Company's 401(k) plan which authorized up to 1,000,000 shares of Common Stock for the Company's matching contribution.

     In accordance with the terms of a joint marketing agreement, a strategic partner has warrants to purchase up to 650,000 shares of common stock at $20 per share should the partner attain certain customer acquisition targets.

     As of June 30, 1996, certain stockholders had an option to sell up to 280,565 shares of common stock to the Company at $19 per share which expired on September 30, 1996. Of the eligible shares, 276,469 were sold to the Company and were recorded as treasury stock.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

14.  PREFERRED STOCK

     In January 1997, the Company's Board of Directors declared a dividend distribution of Preferred Share Purchase Rights to protect its stockholders in the event of an unsolicited attempt to acquire the Company. On February 14, 1997, the Rights were issued to the Company's stockholders of record, with an expiration date of 10 years. Until a person or group acquires 15% or more of the Company's Common Stock, the Rights will automatically trade with the shares of Common Stock. Only when a person or group has acquired 15% or more of the Company's Common Stock, will the Rights become exercisable and separate certificates issued. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock, the Rights are redeemable for $.001 per Right at the option of the Board of Directors.

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   YEAR ENDED
                                              YEAR ENDED       SIX MONTHS         DECEMBER 31,
                                               JUNE 30,      ENDED JUNE 30,   ---------------------
                                                 1997             1996          1995        1994
                                             -------------   --------------   --------   ----------
Interest paid..............................  $     584,663   $      321,477   $645,443   $  838,153
                                              ============     ============   ========    =========
Income taxes paid..........................  $   1,147,152   $      468,077   $211,150   $  414,869
                                              ============     ============   ========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
  Capital lease additions..................  $   1,914,000   $      501,160   $261,981   $1,594,492
                                              ============     ============   ========    =========
Loans to stockholders repaid with common
  stock....................................                                              $   75,221
                                                                                          =========
Conversions of subordinated debentures.....                                              $  750,000
                                                                                          =========
Computer equipment received in exchange for
  accounts receivable......................                                              $  395,000
                                                                                          =========
Tax benefit associated with the exercise of
  stock options............................  $     886,503   $    1,100,141   $ 57,586
                                              ============     ============   ========
Purchase price of business acquisitions....  $ 200,996,642   $  265,238,845
Less:  Issuance of common stock and stock
       options pursuant to acquisitions....   (177,187,500)    (174,812,438)
       Liabilities assumed.................     (1,618,816)     (44,064,523)
       Net present value of future payment
       due.................................     (9,609,815)              --
       Cash acquired in acquisitions.......     (1,217,371)      (6,957,675)
                                             -------------   --------------
          Net cash paid....................  $  11,363,140   $   39,404,209
                                              ============     ============

16.  BUSINESS SEGMENTS

     Prior to 1996, the Company operated in one segment -- Electronic Commerce. With the acquisition of Servantis in February 1996 and Security APL in May 1996, the Company now also operates in the Software and Institutional Investment Services segments. The net revenues of each segment are principally domestic, and no single customer accounted for 10% or more of consolidated revenues for the year ended June 30, 1997 or the six months ended June 30, 1996. Approximately 13% and 11% of the Company's revenues for the years ended December 31, 1995 and 1994, respectively, were from a single customer.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

     A further description of each business segment follows:

     - Electronic Commerce. Electronic commerce includes electronic home banking, electronic bill payment and business payments. These services are primarily directed to financial institutions and businesses and their customers.

     - Software. Business services includes end-to-end software products for ACH processing, account reconciliation, wire transfer, mortgage loan origination and servicing, lease accounting and debt recovery. These products and services are primarily directed to financial institutions and large corporations.

     - Institutional Investment Services. Institutional investment services includes investment portfolio management services and investment trading and reporting services. These products and services are primarily directed to institutional investment managers.

     The following sets forth certain financial information attributable to the Company's business segments for the year ended June 30, 1997 and the six months ended June 30, 1996 (in thousands):

                                                                                        SIX MONTHS
                                                                        YEAR ENDED         ENDED
                                                                       JUNE 30, 1997   JUNE 30, 1996
                                                                       -------------   -------------
Revenues:
  Electronic Commerce................................................    $  56,932       $  29,783
  Software...........................................................       95,737          18,271
  Institutional Investment Services..................................       23,775           2,986
                                                                       -------------   -------------
          Total......................................................    $ 176,444       $  51,040
                                                                        ==========      ==========
Operating income (loss):
  Electronic commerce, including charge for acquired in-process research and development of $140,000 in 1997 and $77,250 in
     1996............................................................    $(155,573)      $ (92,160)
  Software, including charge for acquired in-process research and
     development of $16,308 in 1996..................................       (1,328)        (24,675)
  Institutional investment services, including charge for acquired
     in-process research and development of $28,800 in 1996..........          949         (28,629)
  Corporate..........................................................      (19,197)         (2,701)
                                                                       -------------   -------------
          Total......................................................    $(175,149)       (148,165)
                                                                        ==========      ==========
Identifiable assets:
  Electronic Commerce................................................    $  59,851       $  29,425
  Software...........................................................       66,909          96,844
  Institutional Investment Services..................................       24,076          25,099
  Corporate..........................................................       73,000          44,862
                                                                       -------------   -------------
          Total......................................................    $ 223,836       $ 196,230
                                                                        ==========      ==========
Capital expenditures:
  Electronic Commerce................................................    $   3,182       $   4,651
  Software...........................................................        1,171           1,087
  Institutional Investment Services..................................        1,973             686
  Corporate..........................................................        3,429             665
                                                                       -------------   -------------
          Total......................................................    $   9,755       $   7,089
                                                                        ==========      ==========

                     CHECKFREE CORPORATION AND SUBSIDIARIES

                                                                                        SIX MONTHS
                                                                        YEAR ENDED         ENDED
                                                                       JUNE 30, 1997   JUNE 30, 1996
                                                                       -------------   -------------
Depreciation and amortization:
  Electronic Commerce................................................    $   2,094       $   1,698
  Software...........................................................       10,501           4,345
  Institutional Investment Services..................................        4,379             632
  Corporate..........................................................        7,945             322
                                                                       -------------   -------------
          Total......................................................    $  24,919       $   6,997
                                                                        ==========      ==========

17.  SUBSEQUENT EVENT

     On August 29, 1997 the Company sold certain software for $33,500,000. The projected gain from the sale will enable the Company to eliminate a deferred tax benefit valuation allowance of $6,000,000 in the first quarter of fiscal 1998. This deferred tax benefit valuation allowance reduction will first be applied against the balance of goodwill and any remaining amounts will be ratably applied against remaining intangible asset balances resulting from the Servantis acquisition.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CheckFree Corporation and Subsidiaries:

     We have audited the consolidated financial statements of CheckFree Corporation and subsidiaries as of June 30, 1997 and 1996, and for the year ended June 30, 1997 and for the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994, and have issued our report thereon dated August 8, 1997, except for Note 17 as to which the date is August 29, 1997; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of CheckFree Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 8, 1997

                       VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1995,
              THE SIX MONTHS ENDED JUNE 30, 1996, AND FISCAL YEAR
                              ENDED JUNE 30, 1997

                                  BALANCE      AMOUNT
                                   AS OF     ASSUMED IN    CHARGES TO   CHARGES TO                 BALANCE
                                 BEGINNING    BUSINESS     COSTS AND      OTHER                   AS OF END
                                 OF PERIOD   COMBINATION    EXPENSES    DEDUCTIONS   DEDUCTIONS   OF PERIOD
                                 ---------   -----------   ----------   ----------   ----------   ---------
Allowance for Doubtful Accounts
          1994.................     45,531           --        11,769       --           30,565      26,735
          1995.................     26,735           --        18,068       --           12,142      32,661
          1996.................     32,661    1,861,039       915,472       --          529,450   2,279,722
          1997.................  2,279,722    1,000,000     9,195,754       --        8,258,411   4,217,065
Reserve for Returns and
  Chargebacks
          1994.................    100,000           --       299,389       --          124,740     274,649
          1995.................    274,649           --       370,229       --          254,715     390,163
          1996.................    390,163           --       250,655       --           98,431     542,387
          1997.................    542,387           --     1,920,377       --        1,236,736   1,226,028

                              CHECKFREE CORPORATION

                                FORM 10-K FOR THE
                                   YEAR ENDED
                                  JUNE 30, 1997

                                  EXHIBIT INDEX

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

      10(b)      *         CheckFree Corporation Amended and Restated 1995 Stock
                           Option Plan.

      10(c) CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 10(b) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(d) CheckFree Corporation Second Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 10(c) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(e) CheckFree Corporation Second Amended and Restated 1983 Incentive Stock Option Plan. (Reference is made to Exhibit 10(d) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(f) Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(g)      *        Schedule identifying material details of
                           Indemnification Agreements substantially identical to Exhibit 10(f).

       10(h) Noncompete, Nondisclosure, and Assignment Agreement, dated February 1, 1990, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(i) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(i) Noncompete, Nondisclosure, and Assignment Agreement, dated February 1, 1990, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(j) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(j) Electronic Bill Payment Services Agreement, dated March 10, 1995, between the Company and FiTech, Inc. (Reference is made to Exhibit 10(gg) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

       10(k) Amendment to Bill Payment and Remote Banking Services Agreement, dated July 1, 1995, between the Company and FiTech, Inc. (Reference is made to Exhibit 10(hh) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)**

       10(l) ACH Operations Agreement, dated April 1, 1994, between the Company and Society National Bank. (Reference is made to Exhibit 10(ii) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(m) Merchant Processing Agreement, dated March 13, 1995, between the Company and Society National Bank. (Reference is made to Exhibit 10(jj) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(n) Lease, dated August 1, 1993, between the Company and The Director of Development of the State of Ohio. (Reference is made to Exhibit 10(rr) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(o) Guaranty Agreement, dated August 1, 1993, between the Company and The Provident Bank. (Reference is made to
                           Exhibit 10(ss) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(p) Demand Mortgage Note, dated August 25, 1993, of the Company. (Reference is made to Exhibit 10(tt) to Registration Statement on Form S-1, as amended (Registration No. 33- 95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(q) Irrevocable Letter of Credit from Society National Bank for the Company, dated August 25, 1993 (including second renewal thereof). (Reference is made to Exhibit 10(uu) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(r) Open-End Mortgage, Assignment of Rents and Security Agreement, dated August 25, 1993, with the Company as mortgagor and Society National Bank as mortgagee. (Reference is made to Exhibit 10(vv) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(s) Loan and Security Agreement, dated August 25, 1993, between the Company and Society National Bank. (Reference is made to Exhibit 10(ww) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(t) Commercial Note Variable Rate, dated January 3, 1995, of the Company. (Reference is made to Exhibit 10(xx) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(u) Reimbursement Agreement, dated August 25, 1993, between the Company and Peter J. Kight. (Reference is made to Exhibit 10(yy) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(v) License Agreement, dated October 27, 1995, between the Company and Block Financial Corporation. (Reference is made to Exhibit 10(ddd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(w) Joint Marketing and Trademark License Agreement, dated December 28, 1995, between the Company and Electronic Data Systems Corporation. (Reference is made to Exhibit 10(eee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(x) Joint Marketing Agreement, dated November 3, 1995, between the Company and Fiserv, Inc. (Reference is made to Exhibit 10(fff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(y) Payment Services, Software Development and Marketing Agreement, dated as of February 27, 1996, between the Company and CyberCash. (Reference is made to Exhibit 10(a) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.) **

       10(z)      *        Executive Employment Agreement between the Company
                           and Peter J. Kight.

       10(aa) Executive Employment Agreement between the Company and Kenneth J. Benvenuto. (Reference is made to Exhibit 10(d) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(bb) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit 10(f) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(cc) Executive Employment Agreement between the Company and Jay N. Whipple, III. (Reference is made to
                           Exhibit 10(i) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(dd) Agreement for ACH Services between the Company and The Chase Manhattan Bank, N.A., dated as of July 1, 1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(ee)      *       Loan and Security Agreement, dated as of May 13,
                           1997, among KeyBank National Association, the
                           Company, CheckFree Software Solutions, Inc.,
                           CheckFree Services Corporation, Security APL, Inc.,
                           Servantis Systems, Inc., and Servantis Services, Inc.

       10(ff)      *       CheckFree Corporation Incentive Compensation Plan.

        21         *       Subsidiaries of the Company.

        23         *       Consent of Deloitte & Touche LLP.

        24         *       Power of Attorney.

        27         *       Financial Data Schedule.

----------

    *    Filed with this report.
   ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.