Form 10-Q
period 1997-09-30
CHECKFREE CORP \GA\
filed 1997-11-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                                       OR
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number: 0-26802

                              CHECKFREE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             31-1013521
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 56,001,427 shares of Common Stock, $.01 par value, were outstanding at November 6, 1997.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           September 30, 1997 and June 30, 1997

                      Condensed Consolidated Statements of                                           4
                           Operations For Three Months Ended
                           September 30, 1997 and 1996

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Three Months Ended
                           September 30, 1997 and 1996

                      Notes to Interim Condensed Consolidated Unaudited                              6
                           Financial Statements For the Three Months
                           Ended September 30, 1997 and 1996

         Item 2.  Management's Discussion and Analysis of Financial                                7-11
                      Condition and Results of Operations.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities.                                                            N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 11

         Signatures                                                                                 12

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 30,         June 30,
                                                                    1997                1997
                                                                -------------      -------------
                          ASSETS
Current Assets:
  Cash and cash equivalents                                     $  51,670,895      $  32,085,872
  Investments                                                      12,371,618          4,430,558
  Accounts receivable, net                                         40,566,908         44,506,852
  Prepaid expenses and other                                        2,430,145          2,197,477
  Deferred income taxes                                             3,002,341          3,002,341
                                                                -------------      -------------
      Total current assets                                        110,041,907         86,223,100
Property and equipment, net                                        40,558,162         44,027,188
Capitalized software, net                                          20,373,276         26,644,084
Intangible assets, net                                             46,395,206         56,895,587
Deferred income taxes                                               2,034,719          3,063,250
Other noncurrent assets                                             6,986,225          6,983,057
                                                                -------------      -------------
Total                                                           $ 226,389,495      $ 223,836,266
                                                                =============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $   5,348,304      $   7,050,860
  Accrued liabilities and other                                    29,384,170         32,289,023
  Current portion of long-term obligations                            927,563            953,220
  Deferred revenue                                                 21,341,857         26,497,863
                                                                -------------      -------------
       Total current liabilities                                   57,001,894         66,790,966
Long term obligation - less current portion                         8,216,288          8,401,027
                                                                -------------      -------------
     Total Liabilities                                             65,218,182         75,191,993
Stockholders' Equity
  Preferred stock - 15,000,000 authorized shares,
    $.01 par value; no amounts issued or outstanding                     --                 --
  Common stock - 150,000,000 authorized shares,
    $.01 par value; issued 55,733,023 shares,
    55,546,321 shares                                                 557,330            555,464
  Additional paid-in capital                                      455,911,897        454,850,522
  Treasury stock - at cost 963,295 shares, 1,041,552 shares        (4,315,081)        (6,007,391)
Accumulated deficit                                              (290,982,833)      (300,754,322)
                                                                -------------      -------------
      Total stockholders' equity                                  161,171,313        148,644,273
                                                                -------------      -------------

Total                                                           $ 226,389,495      $ 223,836,266
                                                                =============      =============

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended September 30,
                                                  --------------------------------
                                                       1997             1996
                                                    -----------     ------------
Revenues:
  Processing and servicing                          $34,509,790     $ 17,242,834
  Merchant discount                                        --          3,489,180
  License                                             5,803,635        4,891,855
  Maintenance                                         6,841,001        3,586,845
  Other                                               4,932,881        3,451,151
                                                    -----------     ------------
     Total revenues                                  52,087,307       32,661,865

Expenses:
  Cost of processing, servicing and support          29,330,574       21,802,533
  Research and development                            8,067,980        6,954,934
  Sales and marketing                                 7,427,202        5,560,792
  General and administrative                          5,438,876        5,045,584
  Depreciation and amortization                       7,042,317        5,560,810
  Exclusivity amortization                            2,962,500             --
                                                    -----------     ------------
     Total expenses                                  60,269,449       44,924,653
Net gain on dispositions of assets                   25,369,091             --
                                                    -----------     ------------

Income (loss) from operations                        17,186,949      (12,262,788)

Interest, net                                           358,040          371,075
                                                    -----------     ------------

Income (loss) before income taxes                    17,544,989      (11,891,713)
Income tax expense (benefit)                          7,773,500       (4,162,100)
                                                    -----------     ------------

Net income (loss)                                   $ 9,771,489     $ (7,729,613)
                                                    ===========     ============


Earning per share and common stock equivalents:
     Net income (loss) per common share             $      0.17     $      (0.19)
                                                    ===========     ============
     Equivalent number of shares                     56,702,917       41,620,174
                                                    ===========     ============

Earnings per share assuming full dilution:
     Net income (loss) per common share             $      0.17     $      (0.19)
                                                    ===========     ============
     Equivalent number of shares                     56,919,685       41,620,174
                                                    ===========     ============

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                      Three months ended September 30,
                                                                      --------------------------------
                                                                           1997             1996
                                                                       ------------      -----------
Cash Flows From Operating Activities:
  Net Income (loss)                                                    $  9,771,489      $(7,729,613)
  Adjustments to reconcile net income (loss) to cash provided by
  (used in) operating activities:
    Depreciation and amortization                                         7,042,317        5,399,781
    Exclusivity amortization                                              2,962,500             --
    Deferred income taxes                                                 7,773,500       (4,162,100)
    Net gain on dispositions of assets                                  (25,369,091)            --
    Loss on disposal of property and equipment                              398,479             --
    Changes in operating assets and liabilities:
      Accounts receivable                                                   722,776           51,333
      Prepaid expenses and other                                           (804,864)         707,421
      Accounts payable                                                   (1,729,673)      (3,375,245)
      Accrued liabilities                                                (1,101,385)      (1,937,497)
      Customer deposits                                                     (73,477)        (135,073)
      Deferred revenues                                                  (2,953,535)       2,400,882
      Income taxes payable                                                   17,761          136,002
                                                                       ------------      -----------
        Net cash provided by (used in) operating activities              (3,343,203)      (8,644,109)

Cash Flows From Investing Activities:
  Purchase of property and software                                      (3,839,237)      (3,260,250)
  Proceeds from the sale of property and equipment                          340,006             --
  Proceeds from the sale of assets                                       33,499,990             --
  Purchase of investments                                                (7,941,060)            --
  Proceeds from maturities and sales of investments, net                       --         10,100,615
                                                                       ------------      -----------
      Net cash provided by (used in) investing activities                22,059,699        6,840,365

Cash Flows From Financing Activities:
  Repayment of stockholder and other notes payable                             --            (62,500)
  Principal payments under capital lease obligations                       (184,739)        (310,707)
  Proceeds from exercise of stock options including related income
      tax benefits                                                          299,024          203,611
  Proceeds from employee stock purchase plan                                754,242             --
                                                                       ------------      -----------
      Net cash provided by (used in) financing activities                   868,527         (169,596)
                                                                       ------------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                     19,585,023       (1,973,340)

Cash and Cash Equivalents at Beginning of Period                         32,085,872       20,987,355
                                                                       ------------      -----------

Cash and Cash Equivalents at End of Period                             $ 51,670,895      $19,014,015
                                                                       ============      ===========

Supplemental Disclosure of Cash Flow Information
  Interest paid                                                        $    142,776      $   147,890
                                                                       ============      ===========
  Income taxes paid                                                    $    339,155      $     6,890
                                                                       ============      ===========
  Issuance of treasury shares                                          $  1,692,311      $      --
                                                                       ============      ===========

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

            These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair representation of financial results for the interim periods presented.

         2. Primary earnings (loss) per common share amounts were computed by dividing earnings (loss) by the average number of common and dilutive equivalent shares outstanding. Fully diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Dilutive equivalent shares are comprised of outstanding stock options. Fully diluted per-common-share amounts are not applicable for loss periods.

         3. The Company reissued 78,257 shares of treasury stock to fund it's 401(k) match which accrued during the year ended June 30, 1997.

         4. On August 29, 1997 the Company sold certain software and related assets for $33.5 million. The gain from the sale of approximately $28.4 million has enabled the Company to eliminate a deferred tax benefit valuation allowance of $6.0 million in the quarter ended September 30, 1997. The deferred tax benefit valuation allowance reduction was first applied against the balance of goodwill and remaining amounts were ratably applied against remaining intangible asset balances resulting from the Servantis acquisition.

         5. The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property and purchased intangibles. During the quarter ended September 30, 1997, the Company recorded a writedown of approximately $3.0 million for certain equipment and capitalized costs and reflected this in net gain on dispositions of assets.

         6. On October 3, 1997 the Company acquired the assets of Advanced Mortgage Technologies, Inc. (AMTI) for cash of $1.0 million. The acquisition will be accounted for under the purchase method of accounting and is expected to include a charge for in-process research and development. AMTI provides mortgage default management software.

         7. On October 29, 1997 the Company announced a ten year processing agreement with a strategic partner which is expected to close in the quarter ended March 31, 1998. Under the terms of the proposed agreement the strategic partner will acquire 10-year warrants exercisable at 20 15/16 for 10 million shares of the Company's common stock. Three million warrants vest upon execution of the agreement and the Company expects to incur a non-cash charge of between $30 million and $50 million dependent upon the market value of the stock on that date. The remaining seven million warrants are to vest upon achievement of specific performance targets set forth in the agreement. Any shares acquired by the strategic partner upon exercise of the warrants will be subject to certain transfer restrictions.

         8. Certain amounts in the June 30, 1997 balance sheet have been reclassified to conform with the September 30, 1997 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the three months ended September 30, 1996 have been reclassified to conform with September 30, 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was founded in 1981 and is the leading provider of electronic commerce services, software and related products for 2 million consumers, 1,000 businesses and 850 financial institutions. The Company designs, develops and markets services that enable its customers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. As a result of significant acquisitions in 1996 and 1997, the Company now operates in three business segments - Electronic Commerce, Software, and Institutional Investment Services. The Company's electronic transaction processing services, software, and related products are targeted to financial institutions, businesses, institutional investment portfolio managers, and their customers.

The Company's focus has turned from integration of acquisitions to quality improvement combined with greater efficiency. The Company is driving to grow the profitability of the business by continuing to grow revenue and improve costs primarily in remittance, customer care and data processing. With the Company's continued sales and marketing efforts promoting its new electronic commerce offerings and existing and enhanced investment and software product and service offerings, and the continued growth in subscribers resulting from the continued acceptance in the marketplace of electronic commerce services, the Company expects revenue to continue to increase. Improvements in remittance and customer care costs and quality will primarily be driven by increasing the percentage of electronic versus paper transactions processed. Improvements in data processing costs and quality are addressed by the Company's Genesis project, which is designed to provide a single, state of the art processing platform and to promote customer care efficiency.

The Company expects that these efforts will allow it to defend and extend its leading position in the rapidly growing electronic commerce market. Barring any unforeseen circumstances, this trend is expected to continue in the near future. There can be no assurance, however, that the Company will be able to successfully compete against current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on its business, operating results, and financial condition.

RESULTS OF OPERATIONS

The following table sets forth as percentages of total operating revenues certain consolidated statements of operations' data:

                                                   Three months ended September 30,
                                                   --------------------------------
                                                        1997            1996
                                                       ------          ------
Total Revenues:                                        100.0%          100.0%

Expenses:
  Cost of processing, servicing and support             56.3%           66.8%
  Research and development                              15.5%           21.3%
  Sales and marketing                                   14.3%           17.0%
  General and administrative                            10.4%           15.4%
  Depreciation and amortization                         13.5%           17.0%
  Exclusivity amortization                               5.7%            0.0%
                                                       -----           -----
    Total Expenses                                     115.7%          137.5%

Net gain on dispositions of assets                      48.7%            0.0%
                                                       -----           -----

Income (loss) from operations                           33.0%          -37.5%

Interest expense                                         0.7%            1.1%
                                                       -----           -----

income (loss) before income taxes                       33.7%          -36.4%

Income tax expense (benefit)                            14.9%          -12.7%
                                                       -----           -----

Net income (loss)                                       18.8%          -23.7%
                                                       =====           =====


Revenue increased 59% from $32.7 to $52.1 million for the three months ended September 30, 1996 and 1997, respectively. The increase in revenue was primarily due to internal growth in the Company's electronic commerce and investment services businesses, additional revenue contributed from the purchase of ISC which was completed in

January of 1997 and the elimination of purchased profits amounting to a $6.0 million decrease in revenue in the quarter ended September 30, 1996. On a proforma basis, revenue increased 35% over the prior year primarily driven by internal growth of 55% in the electronic commerce business, 33% in the investment services business and 7% in the software business. The proforma basis results are based on prior year numbers adjusted for the acquisitions noted above as well as for divestitures of the Company's securities business which was sold in October of 1996, the credit card processing business which was sold in March of 1997 and the credit management business which was sold in August, 1997. The proforma growth rates in the electronic commerce business unit is primarily driven by an increase in subscribers from approximately 1,150,000 at September 30, 1996 (includes ISC subscribers) to over 2.0 million at September 30, 1997. The growth in investment services revenue is due primarily to the increase in portfolios managed from approximately 276,000 at September 30, 1996 to over 370,000 at September 30, 1997. The increase in software segment revenue is due to the growth in maintenance revenue and consulting fees generated from new license sales in 1996 and 1997.

Processing and servicing revenue increased from $17.2 million to $34.5 million in September 30, 1996 and 1997, respectively due to the growth in subscribers and portfolios in the electronic commerce and investment services businesses as noted above as well as the purchase of ISC in January, 1997.

Merchant discount revenue decreased from $3.5 million at September 30, 1996 to $0 in the same period in 1997 due to the sale of the Company's credit card processing business in March, 1997.

License revenue increased from $4.9 million to $5.8 million in September 30, 1996 and 1997 respectively, due primarily to the elimination of purchased profits amounting to $1.3 million in 1996. On a proforma basis, excluding the elimination of purchased profits, license fees remained flat at $5.8 million from 1996 to 1997 due to seasonally low sales in the quarter which is typical for the first fiscal quarter in the software segment.

Maintenance revenue increased from $3.6 million in the quarter ended September 30, 1996 to $6.8 million in the same period in 1997 due primarily to the elimination of purchased profits amounting to $3.6 million in 1996. On a proforma basis, excluding the elimination of purchased profits, maintenance fees increased by $.7 million from 1996. The Company's customer retention rate remains in the high 80% range which is offset by an average price increase of 7% from 1996 and first year maintenance additions from new license sales.

Other revenue, consisting mostly of consulting fees, increased from $3.5 million to $4.9 million on a quarter over quarter basis due primarily to the elimination of purchased profits amounting to $1.1 million in 1996. On a proforma basis, excluding the elimination of purchased profits, other revenue increased by $1.4 million from 1996 due primarily to increased implementations of business in all business segments.

The cost of processing, servicing and support was $29.3 million and $21.8 million or 56.3% and 66.8% of total revenue for the three months ended September 30, 1997 and 1996, respectively. Cost of processing as a percentage of servicing only revenue (all revenue except license) and net of purchased profits of $4.7 million in the 1996 servicing revenue, was 63.4% and 67.2% for the three months ended September 30, 1997 and 1996. The efficiency improvement is primarily attributable to an increase the percentage of electronic transactions versus paper transactions which resulted in lower customer care and material cost per transaction in the electronic commerce business.

Research and development costs were $8.1 million and $7.0 million, or 15.5% and 21.3% of revenue for the three month periods ended September 30, 1997 and 1996, respectively. Excluding purchased profits adjustments, research and development costs were 15.5% and 18.0% for the same periods. The dollar increase of $1.1 million is primarily the result of added resources for Genesis development. Other research and development spending on existing products and services has remained consistent from year to year resulting in the decrease of R&D as a percentage of revenue from 1996 to 1997. The Company did not capitalize any development cost in the quarters ended September 30, 1996 and 1997.

Sales and marketing costs were $7.4 million and $5.6 million, or 14.3% and 17.0% of revenue for the three months ended September 30, 1997 and 1996, respectively. The $1.8 million increase is due to costs associated with ISC which was purchased in January, 1997 as well as cost associated with the electronic billing sales force which the Company continued to build in the quarter ended September 30, 1997. Excluding the purchased profits adjustment, the 1996 costs were 14.4% of revenue. On a percent of revenue basis, sales and marketing efforts toward financial institutions and institutional investment portfolio managers have remained consistent on a quarter over quarter basis as there have been no individually significant marketing programs in either period and no significant changes to variable commission or royalty programs.

General and administrative expenses were $5.4 million and $5.0 million or 10.4% and 15.4% of revenue for the three months ended September 30, 1997 and 1996, respectively. Excluding purchased profits, 1996 costs were 13.1% of revenue. The Company's general and administrative costs decreased as a percent of revenue due to the Company's ability to leverage corporate support resources as revenues continue to grow.

Depreciation and amortization expenses increased by $1.5 million from the three month period ended September 30, 1996 to the same period in 1997. Approximately $1.0 million of the increase is the result of tangible and intangible asset amortization resulting from the purchase of ISC in January of 1997. The remaining increase is the result of capital expenditures necessary to support the growth of the business.

Exclusivity amortization totaling $2.9 million for the quarter ending September 30, 1997 is the final amortization expense related to the exclusivity arrangement entered into with Intuit in conjunction with the purchase of ISC.

The net gain on the dispositions of assets in the three months ended September 30, 1997 includes two separate items. In August, 1997 the Company sold certain software and related assets which resulted in a gain on the sale of approximately $28.4 million. Additionally, the Company recorded a charge of approximately $3.0 million related to certain equipment and capitalized costs as it was determined that the book value of these assets exceeded their net realizable value.

Net interest income decreased by 3.5% from $371,075 through September 30, 1996 to $358,040 for the same period in 1997. This change is the net result of an increase in interest income of $128,171 and an increase in interest expense of $141,206 on a quarter over quarter basis. Although investment yield has remained fairly consistent from year to year, average outstanding cash and investments increased on a quarter over quarter basis due to the payment of $33.5 million received on the sale of certain software and related assets at the end of August 1997. Additionally, although average outstanding notes payable were consistent on a quarter over quarter basis, interest expense increased as a result of amortization of the discount recorded on the net present value of a $10 million accrued liability recorded at the acquisition of ISC.

The Company incurred income tax expense of $7.8 million and an income tax benefit of $4.2 million in the three month period ended September 30, 1997 and 1996 respectively. The effective tax rates for the respective periods were 44.3% and (35.0%). The reported rates differ from the blended statutory rate of 40% primarily due to certain goodwill amortization which is not deductible for income tax purposes.

SEGMENT INFORMATION

The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                 Three months ended September 30,
                                                 --------------------------------
                                                      1997              1996
                                                    -------           --------
Operating Revenue:

        Electronic Commerce                         $30,305           $ 16,501
        Software                                     15,148             11,189
        Institutional Investment Services             6,634              4,972
                                                    -------           --------

             Total Operating Revenue                $52,087           $ 32,662
                                                    =======           ========

Operating Income (Loss):

        Electronic Commerce                         $  (892)          $ (3,932)
        Software                                        202             (3,518)
        Institutional Investment Services             1,072                750
        Corporate                                    (5,601)            (5,563)
        Exclusivity                                  (2,963)              --
        Net Gain on Dispositions of Assets           25,369               --
                                                    -------           --------

             Total Operating Income (Loss)          $17,187           $(12,263)
                                                    =======           ========


Revenue in the electronic commerce business unit increased by $16.5 million to $30.3 million or 83.6% due primarily to internal growth as well as the acquisition of the ISC business in January of 1997. This growth was partially offset by the Company's credit card processing business which contributed $3.5 million of revenue in 1996 quarter. On a proforma basis, assuming ISC results are included in the prior quarter, and excluding revenue contributed by the credit card processing business, revenue increased 55% driven by growth in subscribers from approximately 1,150,000 at September 30, 1996 to over 2,000,000 at September 30, 1997. The subscriber growth is driven by the addition of approximately 80 new financial institution customers from September 30, 1996 to September 30, 1997 as well as continued marketing efforts by financial institutions and the resulting adoption of electronic commerce by their customers. Operating losses in the electronic commerce segment decreased from $3.9 million at September 30, 1996 to $900,000 at September 30, 1997. On a proforma basis, assuming ISC results are included in the prior quarter, and excluding operating income contributed by the credit card processing business, operating losses decreased from $9.7 million at September 30, 1996 to $900,000 at September 30, 1997. The improvement in operating results from the prior period is due to the leverage and economies of scale existing in the Company's business model, the reduction in cost from the integration of the ISC acquisition and the continued decrease in remittance and customer care cost generated by increasing the percentage of electronic versus paper payments.

Software revenue increased from $11.2 million at September 30, 1996 to $15.1 million in 1997. Excluding the effect of purchased profits of $6.0 million and adjusting prior year numbers to eliminate results contributed by the credit management business sold in the current quarter, revenue increased 7%, primarily driven by growth in maintenance revenue and consulting fees generated on new license sales over the past year. Reported operating results improved from a loss of $3.5 million at September 30, 1996 to a profit of $200,000 at September 30, 1997. Excluding the effect of purchased profits of $6.0 million and restating prior year numbers to eliminate results contributed by the credit management business sold in the current quarter, operating income decreased from $1.0 million to $200,000. This decrease was primarily due to low license sales in the quarter which is typical for the first fiscal quarter in the software segment.

Revenue in the Institutional Investment Services segment has increased by $1.6 million or 33% from $5.0 million to $6.6 million in the three months ended September 30, 1996 and 1997, respectively. This increase is due to a corresponding increase in portfolios managed from approximately 276,000 at September 30, 1996 to over 371,000 at September 30, 1997. Operating income has improved by $.3 million from $.8 million to $1.1 million on a quarter over quarter basis. The improvement in operating results is due to the leverage and economies of scale in the Company's business model.

The corporate segment represents charges for resources in human resources, legal and accounting and finance and various other of the Company's unallocated overhead charges. Corporate incurred operating costs of approximately $5.6 million for both periods ended September 30, 1996 and 1997 due to successful efforts to assimilate the various acquisitions without adding significant cost to the Company's infrastructure.

Exclusivity amortization represents amortization of charges capitalized in conjunction with the exclusivity arrangement with Intuit entered into in the acquisition of ISC. The charge of $2.9 million in the three month period ended September 30, 1997 is the final charge in this regard as the assumed useful life of the exclusivity arrangement has expired.

The net gain on dispositions of assets in the three months ended September 30, 1997 includes two separate items. In August, 1997 the Company sold certain software and related assets which resulted in a gain on the sale of approximately $28.4 million. Additionally, the company recorded a charge of approximately $3.0 million related to certain equipment and capitalized costs as it was determined that the book value of these assets exceeded their net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 1997, the Company's operating activities used cash of $3.3 million. During the quarter the company received $33.5 million from the sale of the credit management business, invested $3.8 million in property additions primarily for computer related equipment and facilities and invested approximately $7.9 million of the proceeds in the purchase of investments. From a financing perspective, the Company received approximately $1.0 million combined from the exercise of stock options and the employee stock purchase plan, and made payments of $.2 million on capital lease obligations. As a result of the above, at September 30, 1997 the Company's cash and cash equivalents were $51.7 million, a net increase of $19.6 million from June 30, 1997. Additionally, the Company's invested assets increased from $4.4 million at June 30, 1997 to $12.4 million at September 30, 1997. As a result of the increase in cash and invested assets, the Company's current ratio has improved from 1.3 to 1.9 and the related working capital has improved from $19.4 million to $53.0 million from June 30, 1997 to September 30, 1997, respectively.

The Company expects to incur an operating loss for the three months ending December 31, 1997 and additionally, under the terms of a Services and License Agreement with Intuit, Inc., the Company is required to make a $10.0 million payment in the same period. The Company expects to fund these items with available cash and investments.

The Company believes the existing cash, cash equivalents and investments will be sufficient to meet presently anticipated operating, working capital and capital expenditure requirements for the foreseeable future. To the extent that additional capital resource are needed, the Company has access to a $20 million line of credit.

INFLATION

The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's fillings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended June 30, 1997 and the Company's Proxy Statement for the Annual Meeting of Stockholders held on October 30, 1997. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

               EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
               --------------                        -------------------

                     27        *                   Financial Data Schedule.


               ----------

               *    Filed with this Report.


         (B)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A current report on Form 8-K, dated July 1, 1997, was filed with the Securities and Exchange Commission on July 3, 1997 (Item 5).

                  (ii) A current report on Form 8-K, dated July 17, 1997, was filed with the Securities and Exchange Commission on July 18, 1997 (Item 5).

                  (iii) A current report on Form 8-K, dated August 30, 1997, was filed with the Securities and Exchange Commission on September 5, 1997 (Item 2).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHECKFREE CORPORATION



Date:  November 13, 1997                By: /s/ James S. Douglass
                                           ------------------------
                                               James S. Douglass, Executive Vice
                                               President, Chief Financial
                                               Officer, and Treasurer*
                                               (Principal Financial Officer)


Date:  November 13, 1997                By: /s/ Gary A. Luoma, Jr.
                                           -------------------------
                                               Gary A. Luoma, Jr., Vice
                                               President, Chief Accounting
                                               Officer, and Assistant Secretary
                                               (Principal Accounting Officer)


* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this report on behalf of the Registrant.

                              CHECKFREE CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997

                                  EXHIBIT INDEX

EXHIBIT                            EXHIBIT                         EXHIBIT INDEX
NUMBER                           DESCRIPTION                        PAGE NUMBER
------                           -----------                        -----------

  27    *                  Financial Data Schedule.


----------

*    Filed with this Report.