Form 10-Q
period 1997-12-31
CHECKFREE HOLDINGS CORP \GA\
filed 1998-02-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997
                                       OR
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from _________________ to __________________

                         Commission file number: 0-26802

                         CHECKFREE HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            58-2360335
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

                              CHECKFREE CORPORATION
   (Former name, former address and former fiscal year, if changed since last report)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,361,649 shares of Common Stock, $.01 par value, were outstanding at February 6, 1998.

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.       FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                Condensed Consolidated Balance Sheets                       3
                     December 31, 1997 and June 30, 1997

                Condensed Consolidated Statements of                        4
                     Operations For the Three and the Six Months Ended December 31, 1997 and 1996

                Condensed Consolidated Statements of                        5
                     Cash Flows For the Six Months Ended
                     December 31, 1997 and 1996

                Notes to Interim Condensed Consolidated Unaudited           6-7
                     Financial Statements For the Six Months
                     Ended December 31, 1997 and 1996

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                        8-14

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk  N/A

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings.                                          N/A

       Item 2.  Changes in Securities.                                      15

       Item 3.  Defaults Upon Senior Securities.                            N/A

       Item 4.  Submission of Matters to a Vote of Security Holders.        N/A

       Item 5.  Other Information.                                          N/A

       Item 6.  Exhibits and Reports on Form 8-K.                           15

       Signatures                                                           16

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          December 31,            June 30,
                                                                              1997                  1997
                                                                         -------------         -------------

                              ASSETS
Current Assets:
  Cash and cash equivalents                                              $  51,809,466         $  32,085,872
  Investments                                                                9,473,635             4,430,558
  Accounts receivable, net                                                  40,629,199            44,506,852
  Prepaid expenses and other                                                 3,019,660             2,197,477
  Deferred income taxes                                                      5,856,227             3,002,341
                                                                         -------------         -------------
      Total current assets                                                 110,788,187            86,223,100
Property and equipment, net                                                 41,659,544            44,027,188
Capitalized software, net                                                   18,962,250            26,644,084
Intangible assets, net                                                      36,872,767            56,895,587
Deferred income taxes                                                          912,897             3,063,250
Other noncurrent assets                                                      7,034,373             6,983,057
                                                                         -------------         -------------
Total                                                                    $ 216,230,018         $ 223,836,266
                                                                         =============         =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $   5,619,913         $   7,050,860
  Accrued liabilities and other                                             21,650,033            32,289,023
  Current portion of long-term obligations                                     909,470               953,220
  Deferred revenue                                                          19,174,333            26,497,863
                                                                         -------------         -------------
      Total current liabilities                                             47,353,749            66,790,966
Long-term obligations - less current portion                                 7,985,837             8,401,027
                                                                         -------------         -------------
      Total Liabilities                                                     55,339,586            75,191,993
Stockholders' Equity
  Preferred stock - 15,000,000 authorized shares, $.01 par value;
      no shares issued or outstanding                                              -                     -
  Common stock - 150,000,000 authorized shares, $.01 par value;
      issued 56,027,333 shares, 55,546,321 shares                              560,273               555,464
  Additional paid in capital                                               457,320,327           454,850,522
  Treasury stock - at cost, 963,295 shares, 1,041,552 shares                (4,315,081)           (6,007,391)
  Accumulated deficit                                                     (292,675,087)         (300,754,322)
                                                                         -------------         -------------
      Total Stockholders' Equity                                           160,890,432           148,644,273
                                                                         -------------         -------------

Total                                                                    $ 216,230,018         $ 223,836,266
                                                                         =============         =============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three months ended December 31,    Six months ended December 31,
                                                -------------     ------------     ------------    ------------
                                                     1997             1996             1997             1996
                                                -------------     ------------     ------------    ------------
Revenues:
    Processing and servicing                     $ 38,436,057     $ 17,795,490     $ 72,945,847    $ 35,731,896
    Merchant discount                                     -          3,382,568              -         6,633,023
    License                                         7,490,936        8,602,294       13,294,571      13,494,148
    Maintenance                                     6,419,251        4,766,173       13,260,252       8,353,019
    Other                                           4,169,170        3,958,501        9,102,051       6,954,805
                                                 ------------     ------------     ------------    ------------
       Total revenues                              56,515,414       38,505,026      108,602,721      71,166,891

Expenses:

    Cost of processing, servicing and support      30,788,031       23,021,538       60,118,605      44,824,375
    Research and development                        8,729,177        7,013,834       16,797,157      13,968,225
    Sales and marketing                             7,883,274        6,849,083       15,310,476      12,409,935
    General and administrative                      5,092,693        4,559,814       10,532,569       9,605,532
    Depreciation and amortization                   6,074,478        5,755,731       13,115,795      11,316,541
    In process research and development               719,000              -            719,000             -
    Exclusivity amortization                              -                -          2,962,500             -
                                                 ------------     ------------     ------------    ------------
       Total expenses                              59,286,653       47,200,000      119,556,102      92,124,608
Net gain on dispositions of assets                        -                -         25,369,091             -
                                                 ------------     ------------     ------------    ------------
Income (loss) from operations                      (2,771,239)      (8,694,974)      14,415,710     (20,957,717)

Interest, net                                         755,761          511,344        1,113,801         882,375
                                                 ------------     ------------     ------------    ------------
Income (loss) before income taxes                  (2,015,478)      (8,183,630)      15,529,511     (20,075,342)

Income tax expense (benefit)                         (323,224)      (2,862,996)       7,450,276      (7,025,096)
                                                 ------------     ------------     ------------    ------------
Net income (loss)                                $ (1,692,254)    $ (5,320,634)    $  8,079,235    $(13,050,246)
                                                 ============     ============     ============    ============
Basic earnings per share:

    Net income (loss) per common share           $      (0.03)    $      (0.13)    $       0.15    $      (0.31)
                                                 ============     ============     ============    ============
    Equivalent number of shares                    55,028,174       41,533,981       54,845,659      41,582,074
                                                 ============     ============     ============    ============
Diluted earnings per share:

    Net income (loss) per common share           $      (0.03)    $      (0.13)    $       0.14    $      (0.31)
                                                 ============     ============     ============    ============
    Equivalent number of shares                    55,028,174       41,533,981       57,134,974      41,582,074
                                                 ============     ============     ============    ============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                     Six Months Ended December 31,
                                                                     -----------------------------
                                                                         1997             1996
                                                                     ------------     ------------
Cash Flows From Operating Activities:
    Net Income (loss)                                                $  8,079,235     $(13,050,246)
    Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
       Depreciation and amortization                                   13,115,795       11,316,541
       Exclusivity amortization                                         2,962,500              -
       Deferred income taxes                                            6,943,394       (7,026,369)
       Net gain on dispositions of assets                             (25,369,091)             -
       Write-off of in process research and development                   719,000              -
       Gain on sale of business                                               -           (213,132)
       Loss on disposal of property and equipment                         497,683          262,811
       Changes in operating assets and liabilities:
          Accounts receivable                                             733,435        2,408,130
          Prepaid expenses and other                                   (1,394,379)      (1,249,860)
          Accounts payable                                             (1,483,064)        (957,176)
          Accrued liabilities                                           1,283,411         (975,986)
          Customer deposits                                              (212,265)             -
          Deferred revenues                                            (5,241,059)       3,474,368
          Income taxes payable                                             17,781              -
                                                                     ------------     ------------
              Net cash provided by (used in) operating activities         652,376       (6,010,919)

Cash Flows From Investing Activities:
    Purchase of property and software                                  (8,716,544)      (7,893,171)
    Proceeds from the sale of property and equipment                      340,006          352,999
    Purchase of business                                              (11,000,000)             -
    Proceeds from purchase price adjustment                             8,889,000              -
    Proceeds from sale of business                                            -         19,000,000
    Proceeds from the sale of assets                                   33,499,990              -
    Purchase of investments                                            (7,941,060)      (4,517,345)
    Proceeds from maturities and sales of investments, net              2,897,983       13,231,688
                                                                     ------------     ------------
              Net cash provided by investing activities                17,969,375       20,174,171

Cash Flows From Financing Activities:
    Repayment of stockholder and other notes payable                      (43,750)         (81,250)
    Principal payments under capital lease obligations                   (415,190)        (612,729)
    Purchase of treasury stock                                                -         (5,252,911)
    Proceeds from exercise of stock options including related
       income tax benefits                                                806,541          262,563
    Proceeds from employee stock purchase plan                            754,242              -
                                                                     ------------     ------------
              Net cash provided by (used in) financing activities       1,101,843       (5,684,327)
                                                                     ------------     ------------

Net Increase In Cash And Cash Equivalents                              19,723,594        8,478,925

Cash And Cash Equivalents At Beginning Of Period                       32,085,872       20,987,355
                                                                     ------------     ------------

Cash And Cash Equivalents At End Of Period                           $ 51,809,466     $ 29,466,280
                                                                     ============     ============

Supplemental Disclosure of Cash Flow Information
    Interest paid                                                    $    267,500     $    323,524
                                                                     ============     ============
    Income taxes paid                                                $  1,120,845              -
                                                                     ============     ============
    Issuance of treasury shares                                      $  1,692,311              -
                                                                     ============     ============
    Capital lease additions                                                   -       $    488,302
                                                                     ============     ============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended December 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

                  These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair representation of financial results for the interim periods presented.

         2. Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding. Due to anti dilution provisions of FAS 128, diluted per-common-share amounts are consistent with basic per-common-share amounts in loss periods. The following table reconciles differences in income and shares outstanding between basic and diluted for the periods indicated.



                                                                  For the Six Months Ended
                                  ----------------------------------------------------------------------------------------------
                                              December 31, 1997                                December 31, 1996
                                  ------------------------------------------     -----------------------------------------------
                                    Income          Shares       Per-Share           Income          Shares        Per-Share
                                  (Numerator)   (Denominator)     Amount          (Numerator)     (Denominator)     Amount
                                  -----------   -------------     ------          -----------     -------------     ------
Basic EPS
    Income (loss) available to
    common shareholders           $  8,079,235       54,845,659   $     0.15      $ (13,050,246)      41,582,074      $   (0.31)
                                                                  ==========                                          =========

Effect of Dilutive Securities
    Stock Options                            0        2,289,315                               0                0
                                  ------------      -----------                 ---------------     ------------

Diluted EPS
    Income (loss) available to
       stockholders + assumed
       conversions                $  8,079,235       57,134,974   $      0.14     $ (13,050,246)      41,582,074     $    (0.31)
                                  ============       ==========   ===========     ==============      ==========     ===========


                                                                 For the Three Months Ended
                                  ----------------------------------------------------------------------------------------------
                                             December 31, 1997                                December 31, 1996
                                  ------------------------------------------       ---------------------------------------------
                                    Income          Shares       Per-Share           Income          Shares        Per-Share
                                 (Numerator)    (Denominator)     Amount           Numerator      (Denominator)     Amount
                                 -----------    -------------     ------           ---------      -------------     ------

Basic EPS
    Income (loss available to
    common shareholders         $  (1,692,254)       55,028,174    $    (0.03)     $ (5,320,634)      41,533,981      $   (0.13)
                                                                   ===========                                        ==========
Effect of Dilutive Securities
    Stock Options                           0                 0                             0                  0
                                --------------       ----------                    -------------      ----------
Diluted EPS
    Income (loss) available to
       stockholders + assumes
       conversions              $  (1,692,254)       55,028,174    $    (0.03)     $ (5,320,634)      41,533,981     $    (0.13)
                                =============        ==========    ===========     =============      ==========     ===========

         The following table quantifies options to purchase shares of common stock at varying prices outstanding at the dates noted that were not included in the computation of diluted earnings per share ("EPS") because the options' exercise price was greater than the average market price of the common shares during the period.


                                                          December 31
                                                  ---------------------------
                                                      1997          1996
                                                     ------        -----

Six Month Period Ended                               72,779        338,904

Three Month Period Ended                             61,348        357,441

         3. During the quarter ended September 30, 1997, the Company reissued 78,257 shares of treasury stock to fund its 401(k) match, which accrued during the year ended June 30, 1997.

         4. On August 29, 1997, the Company sold certain software and related assets for $33.5 million. The gain from the sale of approximately $28.4 million has enabled the Company to eliminate a deferred tax benefit valuation allowance of $6.0 million in the quarter ended September 30, 1997. The deferred tax benefit valuation allowance reduction was first applied against the balance of goodwill and remaining amounts were ratably applied against remaining intangible asset balances resulting from the Servantis acquisition.

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

         6. On October 3, 1997, the Company acquired the net assets of Advanced Mortgage Technologies, Inc. ("AMTI") for cash of $1.0 million. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $0.2 million was allocated to goodwill and $0.1 million to other identifiable intangible assets. Additionally, $0.7 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. AMTI provides mortgage default management software.

         7. On October 29, 1997, the Company announced a ten year processing agreement with a strategic partner and executed the definitive agreements on January 8, 1998. Under the terms of the agreements, the strategic partner will acquire 10-year warrants exercisable at $20 15/16 per share for 10 million shares of the Company's common stock. Three million warrants vest upon execution of a processing outsourcing agreement and the Company expects to incur a non-cash charge of between $30 million and $50 million dependent upon the market value of the stock on the execution date, which is expected to occur before the end of the fiscal year. The remaining seven million warrants are to vest upon achievement of specific performance targets set forth in the agreement. Any shares acquired by the strategic partner upon exercise of the warrants will be subject to certain transfer and other restrictions.

         8. In November 1997, the Company paid $10 million as the final installment of the exclusivity arrangement related to the purchase of Intuit Services Corporation ("ISC") which occurred in January 1997. Additionally, under the terms of the purchase agreement the Company received $8.9 million from the seller as a purchase price adjustment, which resulted in a corresponding reduction in goodwill effective October 1, 1997.

         9. Certain amounts in the June 30, 1997 balance sheet have been reclassified to conform to the December 31, 1997 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the six months ended December 31, 1996 have been reclassified to conform with December 31, 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The business was founded in 1981, and following a number of acquisitions and divestitures reorganized its corporate structure on December 22, 1997. CheckFree Holdings Corporation (the "Company") is the parent corporation of CheckFree Corporation, the principal operating company of the business. In connection with the restructuring, holders of common stock of CheckFree Corporation became holders of an identical number of shares of common stock of CheckFree Holdings Corporation. The restructuring was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of the Company. For more detailed information concerning the restructuring, please refer to the Company's Form 8-K filed on December 30, 1997.

         The Company is the leading provider of electronic commerce services, software and related products for over 2.2 million consumers, 1,000 businesses and 850 financial institutions. The Company designs, develops and markets services that enable its customers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. As a result of significant acquisitions in 1996 and 1997, the Company now operates in three business segments: Electronic Commerce, Software, and Investment Services. The Company's electronic transaction processing services, software, and related products are targeted to financial institutions, businesses, institutional investment portfolio managers, and their customers.

         The Company's focus has turned from integration of acquisitions to evolution of the electronic commerce marketplace and quality improvement combined with greater efficiency. The Company is driving to grow the profitability of the business by continuing to grow revenue and realizing the economies of scale and leverage inherent in its business model as well as continuing to improve costs primarily in remittance, customer care and data processing. With continued sales and marketing efforts geared toward promoting its new electronic commerce offerings, especially electronic bill presentment, existing and enhanced investment and software product and service offerings, and the continued growth in subscribers resulting from the continued acceptance in the marketplace of electronic commerce services, the Company expects revenue to continue to improve. Improvements in remittance and customer care costs and quality will primarily be driven by an increased percentage of electronic versus paper transactions processed on certain platforms. Improvements in data processing costs and quality are addressed by the Company's Genesis project, which is designed to provide a single, state of the art processing platform and to promote customer care efficiency. Genesis will also contribute to an increased percentage of transactions being effected electronically.

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

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues certain consolidated statements of operations' data:




                                                  Three months ended December 31,           Six months ended December 31,
                                                -----------------------------------      ------------------------------------
                                                     1997                1996                 1997                 1996
                                                --------------      ---------------      ---------------      ---------------

Total Revenues:                                      100.0%               100.0%               100.0%               100.0%

Expenses:
     Cost of processing, servicing and support        54.5%                59.8%                55.4%                63.0%
     Research and development                         15.4%                18.2%                15.5%                19.6%
     Sales and marketing                              13.9%                17.8%                14.1%                17.4%
     General and administrative                        9.0%                11.8%                 9.7%                13.5%
     Depreciation and amortization                    10.7%                14.9%                12.1%                15.9%
     In process research and development               1.3%                  -                   0.7%                  -
     Exclusivity amortization                            -                   -                   2.7%                  -
                                                     -----                -----                -----                -----
         Total Expenses                              104.9%               122.6%               110.1%               129.4%

Net gain on disposition of assets                        -                   -                  23.4%                  -
                                                     -----                -----                -----                -----

Income (loss) from operations                         (4.9%)              (22.6%)               13.3%               (29.4%)

Interest, net                                          1.3%                 1.3%                 1.0%                 1.2%
                                                     -----                -----                -----                -----

Income (loss) before income taxes                     (3.6%               (21.3%)               14.3%               (28.2%)

Income tax expense (benefit)                          (0.6%)               (7.4%)                6.9%                (9.9%)
                                                     -----                -----                -----                -----

Net income (loss)                                     (3.0%)              (13.8%)                7.4%               (18.3%)
                                                     =====                =====                =====                =====


         Revenue increased 47% from $38.5 million to $56.5 million for the three months ended December 31, 1996 and 1997, respectively and 53% from $71.2 million to $108.6 million for the six months ended December 31, 1996 and 1997, respectively. The increases in revenue are due primarily to internal growth in the Company's electronic commerce and investment services businesses, additional revenue contributed from the purchase of ISC, which was completed in January of 1997, and the elimination of purchase profits relating to the February 1996 Servantis acquisition amounting to $1.7 million and $7.7 million in the quarter and six months ended December 31, 1996, respectively. On a pro forma basis, year to date revenue increased 34% over the prior year driven by internal growth of 56% in the electronic commerce business, 37% in the investment services business and 4% in the software business. Pro forma revenue increased 34% on a quarter over quarter basis as a result of growth of 56% in electronic commerce, 41% in investment services, and 2% in software. Pro forma results are based on prior year adjusted for the acquisitions noted above and divestitures of the Company's securities business which was sold in October 1996, the credit card processing business which was sold in March 1997, and the credit management business which was sold in August 1997. Pro forma growth rates in the electronic commerce business unit is driven primarily by an increase in subscribers from approximately 1.3 million at December 31, 1996 (includes ISC subscribers) to 2.2 million at December 31, 1997. Investment services revenue growth is due primarily to an increase in portfolios managed from approximately 302,000 at December 31, 1996 to over 400,000 at December 31, 1997. Growth in software is primarily the result of maintenance and services generated from new license sales in 1997 and 1996.

         Processing and servicing revenue increased by 104% from $35.7 million to $72.9 million in the six month periods ending December 31, 1996 and 1997, respectively, and by 116% from $17.8 million to $38.4 million in the quarter ending December 31, 1996 and 1997, respectively. On a pro forma basis, processing and servicing revenue increased by 52% from $48.1 million to $72.9 million in the six months ending December 31, 1996 and 1997, respectively and by 55% from $24.8 million to $38.4 million in the quarter ending December 31, 1996 and 1997, respectively. This growth was due to the increase in subscribers in the Electronic Commerce segment and the increase in portfolios managed in the Investment Services segment mentioned above.

         Merchant discount revenue decreased from $6.6 million to $0 in the six months ended December 31, 1996 and 1997, respectively and decreased from $3.4 million to $0 in the three months ended December 31, 1996 and 1997, respectively, due to the sale of the Company's credit card processing business in March 1997.

         License revenue remained constant at $13.5 million versus $13.3 million for the six months ended December 31, 1996 and 1997, respectively. On a pro forma basis, excluding the elimination of purchased profits and adjusting for the sales of the Company's securities business and credit management business license revenue declined by $200,000 from $13.5 million to $13.3 million on a year over year basis. For the quarter ended December 31, 1996 and 1997, license revenue declined from $8.6 million to $7.5 million, respectively. On a pro forma basis, license revenue declined by $200,000 from $7.7 million to $7.5 million on a quarter over quarter basis. The consistent results are the due to an unusually strong second quarter in 1996.

         Maintenance revenue increased from $8.4 million to $13.3 million for the six months ended December 31, 1996 and 1997, respectively and from $4.8 million to $6.4 million for the three months ended December 31, 1996 and 1997, respectively. On a pro forma basis, excluding the elimination of purchased profits and adjusting for the sales of the securities business and the credit management business, maintenance revenue increased by 10% from $12.1 million to $13.3 million in the six month periods ending December 31, 1996 and 1997, respectively, and by 8% from $5.9 million to $6.4 million quarter over quarter. Customer retention rates in the mid to upper 80% range are offset by an average maintenance price increase of approximately 7% as well as first year maintenance from new license sales.

         Other revenue, consisting mainly of consulting fees, increased from $7.0 million to $9.1 million in the six months ended December 31, 1996 and 1997, respectively, and from $4.0 million to $4.2 million for the three months ended December 31, 1996 and 1997, respectively. On a pro forma basis, excluding the elimination of purchased profits and adjusting for the sales of the securities and credit management businesses, other revenue increased from $7.3 million to $9.1 million for the six months ended December 31, 1996 and 1997, respectively, and from $3.8 million to $4.2 million for the three months ended December 31, 1996 and 1997, respectively. Year to date and quarterly increases are due primarily to increased implementations in all business segments.

         The cost of processing, servicing and support was $44.8 million and $60.1 million or 63.0% and 55.4% of total revenue for the six months ended December 31, 1996 and 1997, respectively. These same costs were $23.0 million and $30.8 million or 59.8% and 54.5% of total revenue for the three months ended December 31, 1996 and 1997, respectively. Cost of processing as a percentage of servicing only revenue (all revenue except license) and net of purchased profits of $6.3 million in the 1996 servicing revenue, was 70.0% and 63.1% for the six months ended December 31, 1996 and 1997, respectively. For the three months ended December 31, 1996 and 1997, the cost of processing as a percentage of servicing only revenue and net of purchased profits of $1.7 million in the 1996 servicing revenue was 72.9% and 62.8%, respectively. The efficiency improvements, both on a year over year and quarter over quarter basis, are due primarily to an increase in the percentage of electronic transactions versus paper transactions which resulted in lower customer care and material costs per transaction and through significant economies of scale and leverage inherent in the business model of the electronic commerce segment.

         Research and development costs were $14.0 million and $16.8 million or 19.6% and 15.5% of total revenue for the six months ended December 31, 1996 and 1997, respectively. Excluding purchased profits, research and development costs were 17.7% and 15.5% for the same six month periods. These same costs were $7.0 million and $8.7 million or 18.2% and 15.4% of total revenue for the three months ended December 31, 1996 and 1997, respectively. Excluding purchased profits, research and development costs were 18.1% and 15.4% for the same three month periods. The dollar increase of $2.8 million in the year over year period and $1.7 million in the quarter over quarter period are primarily the result of added resources for Genesis development. Other research and development spending on existing products and services has remained fairly consistent from year to year resulting in the decrease of R&D as a percentage of revenue. The Company did not capitalize any development cost in the six month period or three month period ended December 31, 1996 and 1997, respectively.

         Sales and marketing costs were $12.4 million and $15.3 million or 17.4% and 14.1% of total revenue for the six months ended December 31, 1996 and 1997, respectively. Excluding purchased profits, sales and marketing costs were 15.7% and 14.1% of total revenue for the same respective periods. Sales and marketing costs were $6.8 million and $7.9 million or 17.8% and 13.9% of total revenue for the three months ended December 31, 1996 and 1997, respectively. Excluding purchased profits, sales and marketing costs were 17.7% and 13.9% for the same respective periods. The absolute increase in the cost in this area is due primarily to the addition of approximately 20 sales and marketing associates year over year in support of efforts to expand the number of merchants accepting electronic versus paper remittances but the cost as a percentage of revenue has declined due to economies of scale and leverage inherent in the Company's business model.

         General and administrative expenses were $9.6 million and $10.5 million or 13.5% and 9.7% of total revenue for the six months ended December 31, 1996 and 1997, respectively. Excluding purchased profits, general and administrative costs were 12.2% and 9.7% of total revenue for the same six month periods. General and administrative expenses were $4.6 million and $5.1 million or 11.8% and 9.0% of total revenue for the three months ended December 31, 1996 and 1997, respectively. Excluding purchased profits, general and administrative expenses were 11.8% and 9.0% for the same three month periods. The Company's general and administrative costs have decreased as a percent of revenue on a year over year and quarter over quarter basis due to its ability to leverage corporate support services as revenue continues to grow.

         Depreciation and amortization expenses increased by $1.8 million from $11.3 million for the six months ended December 31, 1996 to $13.1 million for the six months ended December 31, 1997. Similarly, depreciation and amortization expenses increased by $ .3 million from $5.8 million for the three months ended December 31, 1996 to $6.1 million for the three months ended December 31, 1997. Purchases of property, plant and equipment required for Genesis development and in support of the growth of the business, combined with tangible and intangible asset additions resulting from the purchase of ISC in January 1997 are offset largely by reductions in tangible and intangible assets resulting from the sale of the sale of the securities business in October 1996 and the credit management business in August 1997.

         The $.7 million charge for in process research and development in the six month and three month periods ending December 31, 1997 resulted from the purchase of AMTI in October 1997.

         Exclusivity amortization of $2.9 million in the six month period ended December 31, 1997 was the final amortization expense related to the exclusivity arrangement the Company entered into with Intuit in conjunction with the purchase of ISC in January 1997.

         The net gain on dispositions of assets in the six months ended December 31, 1997 includes two items. In August 1997 the company sold certain software and related assets, which resulted in a gain on the sale of approximately $28.4 million. Additionally, the Company recorded a charge of approximately $3.0 million related to certain equipment and capitalized costs, as it was determined that the book value of these assets exceeded their net realizable value.

         Net interest income increased by approximately 22% from $.9 million in the six months ended December 31, 1996 to $1.1 million in the six months ended December 31, 1997. On a quarter over quarter basis net interest income increased approximately 60% from $.5 million for the three months ended December 31, 1996 to $.8 million for the three months ended December 31, 1997. On a year over year basis, the Company's average cash and invested assets balance increased by approximately 23% from $39.7 million during the six months ended December 31, 1996 to $48.9 million during the six months ended December 31, 1997 resulting mainly in the increased net interest income. On a quarter over quarter basis, the Company's average cash and invested assets balance increased by 83% from $34.2 million during the three months ended December 31, 1996 to $62.7 million resulting mainly in the increased net interest income for the period. Cash and invested assets have improved in 1997 due primarily to the sale of the credit management business that resulted in cash proceeds of $33.5 million in August of this year.

         The Company recorded an income tax benefit of $7.0 million and income tax expense of $7.5 million in the six-month period ended December 31, 1996 and 1997, respectively. The effective tax rates for the respective six-month periods were (35.0%) and 48.0%. For the three months ended December 31, 1996 and 1997 the Company recorded an income tax benefit of $2.9 million and $.3 million, respectively. The effective tax rates for the respective three-month periods were (35.0%) and (16.0%). The reported rates differ from the blended statutory rate of 40% primarily due to certain goodwill amortization and other expenses, which are not deductible for federal income tax purposes. Non deductible goodwill and other expenses totaled approximately $2.7 million and $1.8 million in the six month and three month periods ended December 31, 1997, respectively.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):



                                           Three Months Ended                     Six Months Ended
                                              December 31,                          December 31,
                                      ----------------------------         -----------------------------
                                         1997               1996               1997               1996
                                      ---------         ----------         ----------         ----------
Operating Revenue:
   Electronic Commerce                $   32,660         $  17,085         $   62,966         $   33,585
   Software                               16,508            16,207             31,656             27,397
   Investment Services                     7,347             5,213             13,981             10,185
                                         -------           -------           --------           --------
     Total Operating Revenue          $   56,515         $  38,505         $  108,603         $   71,167
                                         =======           =======           ========           ========

Operating Income (Loss):
   Electronic Commerce                $     (210)        $  (5,216)        $   (1,102)        $   (9,148)
   Software                                1,841             2,053              2,043             (1,465)
   Investment Services                     1,376               322              2,448              1,072
   Corporate                              (5,059)           (5,854)           (10,660)           (11,417)
   Exclusivity                                --                --             (2,963)                 --
   In Process Research and                  (719)                                (719)
      Development
   Net Gain on Disposition of                 --                --             25,369                  --
     Assets
                                         -------           -------           --------           --------

Total Operating Income (Loss)         $   (2,771)         $ (8,695)         $  14,416         $  (20,958)
                                         =======           =======           ========           ========


          Revenue in the electronic commerce business unit increased by $15.6 million or 91% from $17.1 million to $32.7 million for the three months ended December 31, 1996 and 1997, respectively, and by $29.4 million or 87% from $33.6 million to $63.0 million for the six months ended December 31, 1996 and 1997, respectively due primarily to internal growth and the acquisition of ISC in January 1997. This growth was partially offset by the Company's credit card processing business, which contributed $4.0 million and $8.0 million in the three and six month periods ended December 31, 1996, respectively. On a pro forma basis, assuming ISC results are included in and the credit card processing business is excluded from the quarter and year to date results, revenue increased 56% quarter over quarter and 56% year over year driven by growth in subscribers from approximately 1.3 million at December 31, 1996 to 2.2 million at December 31, 1997. Operating losses in the electronic commerce segment decreased from $5.2 in the three months ended December 31, 1996 to $.2 million for the same period in 1997 and decreased from $9.1 million in the six months ended December 31, 1996 to $1.1 million for the same period in 1997. On a pro forma basis, the operating loss decreased from $9.5 million to $.2 million in the three months ended December 31, 1996 and 1997, respectively and from $19.1 million to $1.1 million in the six months ended December 31, 1996 and 1997, respectively. Favorable operating results are primarily due to the continued revenue growth as well as continued efficiency improvements in remittance and customer care costs, reduction in costs from the integration of the ISC acquisition and significant economies of scale and leverage inherent in the segment's business model. Cost improvements in customer care and remittance are the result of growth in electronic payment percentage year over year.

         Software revenue increased from $16.2 million for the three months ended December 31, 1996 to $16.5 million for the same period in 1997 and from $27.4 million for the six month period ended December 31, 1996 to $31.7 million for the same period in 1997. On a pro forma basis, excluding the effect of purchased profits and adjusting prior year to eliminate results contributed by the credit management business, revenue increased by 2% on a quarter over quarter basis and by 4% on a year over year basis. Revenue growth is primarily the result of maintenance and services generated from new license sales in 1996 and 1997. Reported operating results remained fairly consistent from a profit of $2.0 million for the three months ended December 31, 1996 to $1.8 million for the same period in 1997 and improved from a loss of $1.5 million for the six month period ended December 31, 1996 to a profit of $2.0 for the same period in 1997. On a pro forma basis, operating income decreased from $2.4 million to $1.8 million for the quarter ended December 31, 1996 and 1997, respectively and from $3.4 million to $2.0 million for the six months ended December 31, 1996 and 1997, respectively.

         Revenue in investment services has increased by 41% from $5.2 million to $7.3 million in the three months ended December 31, 1996 and 1997, respectively, and by 37% from $10.2 million to $14.0 million in the six months ended December 31, 1996 and 1997, respectively. This improvement is due to a corresponding increase in portfolios managed from approximately 302,000 at December 31, 1996 to over 400,000 at December 31, 1997. Operating income has improved from $0.3 million to $1.4 million in the quarter ended December 31, 1996 and 1997, respectively and from $1.1 million to $2.4 million in the six months ended December 31, 1996 and 1997, respectively. Operating results have improved due to the leverage and economies of scale inherent in the segment's business model.

         The corporate segment represents charges the Company's human resources, legal, finance and accounting functions and various other unallocated overhead charges. Corporate incurred an improvement in operating costs from $5.9 million to $5.0 million on a quarter over quarter basis and from $11.4 million to $10.7 million on a year over year basis. The improvements are due to successful efforts to assimilate the various acquisitions and leverage the existing infrastructure in light of overall growth in the business.

         Exclusivity amortization represents amortization of charges capitalized in conjunction with the exclusivity arrangement with Intuit, entered into with the acquisition of ISC in January 1997. The charge of $2.9 million in the quarter ended September 30, 1997 is the final charge in this regard as the life of the exclusivity arrangement has expired.

         In process research and development costs of $0.7 million in the quarter ended December 31, 1997 relates to the purchase of AMTI in October 1997.

         The net gain on dispositions of assets amounting to $25.4 million in the six months ended December 31, 1997 includes two items. In August 1997 the Company sold certain software and related assets, which resulted in a gain on the sale of approximately $28.4 million. Additionally, the Company recorded a charge of approximately $3.0 million related to certain equipment and capitalized costs, as it was determined that the book value of these assets exceeded their net realizable value.

YEAR 2000

         The Company has several projects currently in progress addressing the Year 2000 computer programming issue related to products available for sale and to software programs for internal use. In the Electronic Commerce segment the Company anticipates it will incur approximately $1.5 million in costs to correct outstanding issues in the various processing programs, the majority of which are contemplated in the Genesis program. In the Software segment, work has been completed on approximately 75% of the products to be modified and it will require an estimated $1.4 million in costs to complete the remaining work. The Investment Services segment expects to incur approximately $500,000 to correct existing issues. For internal purposes the Company utilizes a small number of non-Year 2000 compliant computer programs and is currently evaluating whether to upgrade or replace the systems. In either case, the cost to upgrade is not expected to exceed $300,000 at this time. Failure by the Company, its customers or vendors to adequately address the Year 2000 issue in a timely manner could result in a material financial risk. Accordingly, the Company plans to adequately address all Year 2000 issues before problems materialize and believes that all such costs are adequately provided for in its 1998 and 1999 business plans.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 1997, the Company's operating activities provided cash of $.7 million. During the six month period the company received $33.5 million from the sale of the credit management business and paid $1.0 million for the purchase of AMTI. In conjunction with the purchase of ISC, the Company paid the final installment of $10 million in November 1997, offset by receipt of $8.9 million for a purchase price adjustment per the terms of the purchase agreement. An additional $8.7 million has been invested in property additions primarily for computer related equipment and facilities and $5.0 million on the net purchase of investments. From a financing perspective, the Company received approximately $1.6 million from the exercise of stock options and the employee stock purchase plan and made payments of $.4 million on capital lease obligations. As a result, at December 31, 1997 the Company's cash and cash equivalents were $51.8 million, a net increase of $19.7 million from June 30, 1997 and $.1 million from September 30, 1997. Additionally, the Company's invested assets increased from $4.4 million at June 30, 1997 to $9.5 million at December 31, 1998. As a result of the increase in cash and invested assets, the Company's current ratio has improved from 1.3 to 2.3 and the related working capital has improved from $19.4 million to $63.4 million from June 30, 1997 to December 31, 1997, respectively.

         The Company expects to break even for the three months ending March 31, 1998 and believes the existing cash, cash equivalents and investments will be sufficient to meet presently anticipated operating, working capital and capital expenditure requirements for the foreseeable future. To the extent that additional capital resources may be needed, the Company has access to a $20 million line of credit.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         On December 22, 1997, CheckFree Corporation, a Delaware corporation, adopted a holding company form of organizational structure whereby Checkfree became the successor issuer to CheckFree Corporation. As a result of the reorganization, CheckFree Corporation became a wholly owned subsidiary of CheckFree.

         In connection with the restructuring, holders of common stock of CheckFree Corporation became holders of an identical number of shares of common stock of CheckFree Holdings Corporation. The restructuring was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of the Company. For more detailed information concerning the restructuring, please refer to the Company's Form 8-K filed on December 30, 1997.

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

                     27   *                        Financial Data Schedule.



         *        Filed with this Report.


         (b)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A current report on Form 8-K, dated December 22, 1997, was filed with the Securities and Exchange Commission on December 30, 1997 (Items 5 and 7).

                  (ii) A current report on Form 8-K, dated December 16, 1997, was filed with the Securities and Exchange Commission on December 18, 1997 (Items 5 and 7).

                  (iii) A current report on Form 8-K, dated October 29, 1997, was filed with the Securities and Exchange Commission on November 12, 1997 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHECKFREE HOLDINGS CORPORATION



Date:  February 13, 1998           By:   /s/ James S. Douglass
                                       ----------------------------------------
                                   James S. Douglass, Executive Vice President,
                                   Chief Financial Officer, and Treasurer*
                                   (Principal Financial Officer)


Date:  February 13, 1998           By:   /s/ Gary A. Luoma, Jr.
                                       ----------------------------------------
                                   Gary A. Luoma, Jr., Vice President, Chief
                                   Accounting Officer, and Assistant Secretary
                                   (Principal Accounting Officer)


* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                   CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                DECEMBER 31, 1997

                                  EXHIBIT INDEX

   EXHIBIT                             EXHIBIT                   EXHIBIT INDEX
   NUMBER                            DESCRIPTION                  PAGE NUMBER
   ------                            -----------                  -----------




     27  *                        Financial Data Schedule.


------------
*     Filed with this Report.