Form 10-Q/A
period 1997-12-31
CHECKFREE HOLDINGS CORP \GA\
filed 1998-03-04
CIK 949341

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

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.       FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                Condensed Consolidated Balance Sheets                       3
                     December 31, 1997 and June 30, 1997

                Condensed Consolidated Statements of                        4
                     Operations For the Three and the Six Months Ended December 31, 1997 and 1996

                Condensed Consolidated Statements of                        5
                     Cash Flows For the Six Months Ended
                     December 31, 1997 and 1996

                Notes to Interim Condensed Consolidated Unaudited           6-7
                     Financial Statements For the Six Months
                     Ended December 31, 1997 and 1996

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                        8-14

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk  N/A

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings.                                          N/A

       Item 2.  Changes in Securities.                                      15

       Item 3.  Defaults Upon Senior Securities.                            N/A

       Item 4.  Submission of Matters to a Vote of Security Holders.        N/A

       Item 5.  Other Information.                                          N/A


       Item 6.  Exhibits and Reports on Form 8-K.                           16

       Signatures                                                           17

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on Thursday, October 30, 1997 for the following purposes:

         (1) To elect two Class II Directors of the Company to serve for a three-year term expiring at the 2000 Annual Meeting of Stockholders.
         (2) To approve and adopt an amendment to the Company's 1995 Stock Option Plan.
         (3)   To adopt the Company's Incentive Compensation Plan.

         Each of management's proposals as presented in the proxy statement were approved with the following vote:

Proposal 1:    The election of two Class II Directors of the Company, to serve until the 2000 Annual Meeting of Stockholders or until his successor is elected and qualified:

                                          Number of Shares Voted
                                   -----------------------------------
                                                 WITHHOLD
                                       FOR       AUTHORITY     TOTAL
                                   ----------    ---------  ----------

          Mark A. Johnson          40,765,843     19,184    40,785,027

          Eugene F. Quinn          40,761,101     23,926    40,785,027


Proposal 2:    The approval of the Company's Amended and Restated 1995 Stock
               Option Plan:

                                          Number of Shares Voted
                                   -----------------------------------
                                                 WITHHOLD
                                       FOR       AUTHORITY     TOTAL
                                   ----------    ---------  ----------

                                   39,917,061     775,852   40,692,913

Proposal 3:    The adoption of the Company's Incentive Compensation Plan:

                                 Number of Shares Voted:
                    ------------------------------------------------
                                   WITHHOLD
                        FOR        AUTHORITY    ABSTAIN     TOTAL
                    ----------     ---------    -------   ----------

                    33,825,885      114,018      20,469   33,960,372



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               EXHIBIT NUMBER                        EXHIBIT DESCRIPTION
               --------------                        -------------------

                     27   *                        Financial Data Schedule.




         * Previously filed with the Form 10-Q for the quarter ended December 31, 1997.


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


                                   CHECKFREE HOLDINGS CORPORATION




Date:  March 3, 1998               By:   /s/ Allen L. Shulman
                                       ----------------------------------------
                                   Allen L. Shulman, Senior Vice President
                                   and General Counsel


Date:  March 3, 1998               By:   /s/ Gary A. Luoma, Jr.
                                       ----------------------------------------
                                   Gary A. Luoma, Jr., Vice President, Chief
                                   Accounting Officer, and Assistant Secretary
                                   (Principal Accounting Officer)

* In his capacity as Senior Vice President and General Counsel, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                   CORPORATION


                    FORM 10-Q/A NO. 1 FOR THE QUARTER ENDED
                                DECEMBER 31, 1997


                                  EXHIBIT INDEX

   EXHIBIT                             EXHIBIT                   EXHIBIT INDEX
   NUMBER                            DESCRIPTION                  PAGE NUMBER
   ------                            -----------                  -----------




     27  *                        Financial Data Schedule.



------------
*     Previously filed with the Form 10-Q for the quarter ended
      December 31, 1997.