Form 10-Q
period 1998-03-31
CHECKFREE HOLDINGS CORP \GA\
filed 1998-05-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended March 31, 1998
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from ____________ to ____________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 55,361,875 shares of Common Stock, $.01 par value, were outstanding at May 8, 1998.

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                               TABLE OF CONTENTS
                               -----------------

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                             3
                           March 31, 1998 and June 30, 1997

                      Condensed Consolidated Statements of                              4
                           Operations For the Three and the Nine Months Ended
                           March 31, 1998 and 1997

                      Condensed Consolidated Statements of                              5
                           Cash Flows For the Nine Months Ended
                           March 31, 1998 and 1997

                      Notes to Interim Condensed Consolidated Unaudited               6-7
                           Financial Statements For the Nine Months
                           Ended March 31, 1998 and 1997

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                            8-15

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

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               March 31,           June 30,
                                                                                 1998                1997
                                                                              ---------           ---------
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                   $  63,973           $  32,086
  Investments                                                                        --               4,431
  Accounts receivable, net                                                       31,286              44,507
  Prepaid expenses and other                                                      3,033               2,197
  Assets held for sale                                                           25,216                  --
  Deferred income taxes                                                           6,820               3,002
                                                                              ---------           ---------
    Total current assets                                                        130,328              86,223
Property and equipment, net                                                      45,965              44,027
Capitalized software, net                                                        12,017              26,644
Intangible assets, net                                                           31,397              56,896
Deferred income taxes                                                            11,105               3,063
Other noncurrent assets                                                           7,066               6,983
                                                                              ---------           ---------
Total                                                                         $ 237,878           $ 223,836
                                                                              =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                            $   4,880           $   7,051
  Accrued liabilities and other                                                  22,769              32,289
  Current portion of long-term obligations                                          819                 953
  Deferred revenue                                                               25,358              26,498
                                                                              ---------           ---------
    Total current liabilities                                                    53,826              66,791
Long-term obligations - less current portion                                      6,748               8,401
                                                                              ---------           ---------
    Total Liabilities                                                            60,574              75,192
Stockholders' Equity
   Preferred stock - 15,000,000 authorized shares, $.01 par value;                   --                  --
       no shares issued or outstanding
   Common stock - 150,000,000 authorized shares, $.01 par value; issued             563                 555
       56,321,401 shares, 55,546,321 shares
   Additional paid in capital                                                   491,271             454,850
   Treasury stock - at cost, 963,295 shares, 1,041,552 shares                    (4,315)             (6,007)
   Accumulated deficit                                                         (310,215)           (300,754)
                                                                              ---------           ---------
    Total Stockholders' Equity                                                  177,304             148,644
                                                                              ---------           ---------
Total                                                                         $ 237,878           $ 223,836
                                                                              =========           =========


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three months ended March 31,    Nine months ended March 31,
                                           ----------------------------    ---------------------------
                                               1998           1997           1998              1997
                                            --------       ---------       ---------       ---------
Revenues:
         Processing and servicing           $ 42,147       $  26,932       $ 115,093       $  62,664
         Merchant discount                        --           3,361              --           9,994
         License                               8,116           8,181          21,411          21,675
         Maintenance                           6,644           7,300          19,904          15,654
         Other                                 4,843           4,414          13,945          11,368
                                            --------       ---------       ---------       ---------
                  Total revenues              61,750          50,188         170,353         121,355
Expenses:
         Cost of processing, servicing        34,213          30,357          94,332          75,784
         and support
         Research and development              9,360           8,556          26,157          22,527
         Sales and marketing                   6,692           8,868          22,002          21,278
         General and administrative            5,215           3,923          15,748          12,924
         Depreciation and amortization         6,264           6,697          19,380          18,013
         In process research and                  --         140,000             719         140,000
         development
         Charge for stock warrants            32,409              --          32,409              --
         Exclusivity amortization                 --           2,994           2,963           2,994
                                            --------       ---------       ---------       ---------
                  Total expenses              94,153         201,395         213,710         293,520
Net gain on dispositions of assets             3,080           6,250          28,449           6,250
                                            --------       ---------       ---------       ---------
Loss from operations                         (29,323)       (144,957)        (14,908)       (165,915)
Interest, net                                    752             250           1,866           1,132
                                            --------       ---------       ---------       ---------
Loss before income taxes                     (28,571)       (144,707)        (13,042)       (164,783)
Income tax benefit                           (11,031)         (1,851)         (3,581)         (8,876)
                                            --------       ---------       ---------       ---------
Net loss                                    $(17,540)      $(142,856)      $  (9,461)      $(155,907)
                                            ========       =========       =========       =========
Basic and diluted earnings per share:
         Net loss per common share          $  (0.32)      $   (2.83)      $   (0.17)      $   (3.50)
                                            ========       =========       =========       =========
         Equivalent number of shares          55,281          50,499          54,989          44,511
                                            ========       =========       =========       =========


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended March 31,
                                                                                     ---------------------------
                                                                                        1998            1997
                                                                                     ---------      ----------
Cash Flows From Operating Activities:
         Net loss                                                                    $ (9,461)      $(155,907)
         Adjustments to reconcile net loss to cash provided
         by (used in) operating activities:
                  Charge for stock warrants                                            32,409              --
                  Depreciation and amortization                                        19,380          18,013
                  Exclusivity amortization                                              2,963           2,994
                  Deferred income taxes                                                (4,082)         (8,877)
                  Net gain on dispositions of assets                                  (28,449)         (6,250)
                  Write-off of in process research and development                        719         140,000
                  Write-off of capitalized software                                        --           2,018
                  Loss on disposal of property and equipment                              506             263
                  Changes in operating assets and liabilities:
                           Accounts receivable, net                                    (6,228)         (6,369)
                           Prepaid expenses and other                                  (1,408)         (4,272)
                           Accounts payable                                            (2,222)           (803)
                           Accrued liabilities and customer deposits                    2,725           2,742
                           Deferred revenues                                            2,019          12,316
                           Income taxes payable                                            30              --
                                                                                     --------       ---------
                                    Net cash provided by (used in) operating
                                        activities                                      8,901          (4,132)

Cash Flows From Investing Activities:
         Purchase of property and software                                            (17,183)         (8,629)
         Proceeds from the sale of property and equipment                                 344           1,041
         Purchase of business, net of cash acquired                                   (11,000)        (11,363)
         Proceeds from purchase price adjustment                                        8,889              --
         Proceeds from the sale of assets                                              36,900          28,900
         Purchase of investments                                                       (7,941)         (3,000)
         Proceeds from maturities and sales of investments, net                        12,372          19,870
                                                                                     --------       ---------
                                    Net cash provided by investing activities          22,381          26,819

Cash Flows From Financing Activities:
         Repayment of stockholder and other notes payable                              (1,144)            (94)
         Principal payments under capital lease obligations                              (549)           (769)
         Purchase of treasury stock                                                        --          (5,253)
         Proceeds from exercise of stock options including related tax benefits         1,544             427
         Proceeds from employee stock purchase plan                                       754              --
                                                                                     --------       ---------
                                    Net cash provided by (used in) financing
                                        activities                                        605          (5,689)
                                                                                     --------       ---------

Net Increase In Cash And Cash Equivalents                                              31,887          16,998

Cash And Cash Equivalents At Beginning Of Period                                       32,086          20,987
                                                                                     --------       ---------

Cash And Cash Equivalents At End Of Period                                           $ 63,973       $  37,985
                                                                                     ========       =========

Supplemental Disclosure of Cash Flow Information
         Interest paid                                                               $    401       $     587
                                                                                     ========       =========
         Income taxes paid                                                           $  1,587       $     143
                                                                                     ========       =========
         Issuance of treasury shares                                                 $  1,692       $      --
                                                                                     ========       =========
         Capital lease additions                                                     $     --       $     488
                                                                                     ========       =========


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

         1. The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

         2. Basic loss per common share amounts were computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding. Due to anti-dilution provisions of FAS 128, diluted per-common-share amounts are consistent with basic per-common-share amounts in loss periods. For the periods reported herein, there were no differences between basic and diluted earnings per share.

         3. During the quarter ended September 30, 1997, the Company reissued 78,257 shares of treasury stock to fund its 401(k) match, which accrued during the year ended June 30, 1997. During the quarter ended March 31, 1998, the Company issued 56,844 shares of common stock under the 1997 Associate Stock Purchase Plan.

         4. On August 29, 1997 the Company sold certain software and related assets for $33.5 million. The gain from the sale of approximately $28.3 million has enabled the Company to eliminate a deferred tax benefit valuation allowance of $6.0 million in the quarter ended September 30, 1997. The deferred tax benefit valuation allowance reduction was first applied against the balance of goodwill and remaining amounts were ratably applied against remaining intangible asset balances resulting from the Servantis acquisition. The previously reported gain of $28.4 million was reduced by approximately $78,000 in the quarter ended March 31, 1998 as the result of a working capital adjustment provision in the sale agreement.

         5. The Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectation of future profitability and undiscounted cash flow of the related operations. These factors, along with management's plans with respect to the operations, are considered in assessing the recoverability of property and purchased intangibles. During the quarter ended September 30, 1997, the Company recorded a writedown of approximately $3.0 million for certain equipment and capitalized costs and reflected this in net gain on dispositions of assets in the statement of operations.

         6. On October 3, 1997 the Company acquired certain assets of Advanced Mortgage Technologies, Inc. ("AMTI") for cash of $ 1.0 million. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $0.2 million was allocated to goodwill and $0.1 million to other identifiable intangible assets. Additionally, $.7 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. AMTI provides mortgage default management software.

         7. On October 29, 1997 the Company announced a 10 year processing agreement with a strategic partner and executed the definitive agreements on January 8, 1998. Under the terms of the agreements, the strategic partner acquired 10 year warrants exercisable at 20-15/16 for 10 million shares of the Company's common stock. Three million warrants vested upon the execution of a processing outsourcing agreement on March 9, 1998 and, as a result, the Company recorded a non-cash charge of $32.4 million in the quarter ended March 31, 1998. The charge was based on a Black-Scholes option pricing model valuation of the warrants. The remaining seven million warrants are to vest upon achievement of specific performance targets set forth in the agreement. Any shares acquired by the strategic partner upon exercise of the warrants are subject to certain transfer and other restrictions.

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

         9. On March 24, 1998, the Company sold certain software and related assets for $3.6 million resulting in a gain on the sale of $3.2 million, which was recorded in the quarter ended March 31, 1998. Cash of $3.4 million was received upon execution of the sales agreement and the remaining balance of $0.2 million was withheld pending the final valuation of working capital to take place in the quarter ended June 30, 1998.

         10. On April 1, 1998, the Company announced plans to divest several of its software products through the sale of software and related assets. Accordingly, the related assets totaling $25.2 million have been reclassified as assets held for sale in the March 31, 1998 balance sheet. Proceeds from the sales are expected to exceed net asset values.

         11. On April 20, 1998, the Company announced the sale of certain software and related assets for $18.25 million. Cash of $18.25 million was received upon execution of the sales agreement and the final purchase price and related gain on the sale is dependent upon a working capital valuation expected in the quarter ended June 30, 1998.

         12. Certain amounts in the June 30, 1997 balance sheet have been reclassified to conform to the March 31, 1998 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the nine months ended March 31, 1997 have been reclassified to conform with March 31, 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The business was founded in 1981, and following a number of acquisitions and divestitures reorganized its corporate structure on December 22, 1997. CheckFree Holdings Corporation (the "Company") is the parent corporation of CheckFree Corporation, the principal operating company of the business. In connection with the restructuring, holders of Common Stock of CheckFree Corporation became holders of an identical number of shares of Common Stock of CheckFree Holdings Corporation. The restructuring was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of the Company. (For more detailed information concerning the restructuring, please refer to the Company's Form 8-K filed on December 30, 1997.)

         The Company is the leading provider of electronic commerce services, software and related products for over 2.4 million consumers, 1,000 businesses and 850 financial institutions. The Company designs, develops and markets services that enable its customers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. As a result of significant acquisitions in 1996 and 1997, the Company operates in three business segments: Electronic Commerce, Software, and Investment Services. The Company's electronic transaction processing services, software, and related products are targeted to financial institutions, businesses, institutional investment portfolio managers, and their customers.

         The Company's focus has turned from integration of acquisitions to quality improvement combined with greater efficiency. The Company is driving to grow the profitability of the business by continuing to grow revenue and improve costs primarily in remittance, customer care and data processing. With continued sales and marketing efforts geared toward promoting its new electronic commerce offerings, especially electronic bill presentment, existing and enhanced investment and software product and service offerings, and the continued growth in subscribers resulting from the continued acceptance in the marketplace of electronic commerce services, the Company expects revenue to continue to improve. Significant economies of scale and leverage are inherent in the Company's business model. Improvements in remittance and customer care costs and quality will primarily be driven by an increased percentage of electronic versus paper transactions processed on certain platforms. Improvements in data processing costs and quality are addressed by the Company's Genesis project, which is designed to provide a single, state of the art processing platform and to promote customer care efficiency. Genesis will contribute to an increased percentage of transactions being effected electronically.

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

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues certain consolidated statements of operations' data:

                                                 Three months ended        Nine months ended
                                                     March 31,                  March 31,
                                                ---------------------     --------------------
                                                  1998          1997        1998         1997
                                                --------     --------     --------     --------

Total Revenues:                                   100.0%       100.0%       100.0%       100.0%

Expenses:
  Cost of processing, servicing and support        55.4%        60.5%        55.4%        62.4%
  Research and development                         15.2%        17.0%        15.4%        18.6%
  Sales and marketing                              10.8%        17.7%        12.9%        17.5%
  General and administrative                        8.4%         7.8%         9.2%        10.6%
  Depreciation and amortization                    10.1%        13.3%        11.4%        14.8%
  In process research and development              --          279.0%         0.4%       115.4%
  Charge for stock warrants                        52.5%        --           19.0%        --
  Exclusivity amortization                         --            6.0%         1.7%         2.5%
                                                  -----        -----        -----        -----
                  Total Expenses                  152.5%       401.3%       125.5%       241.9%

Net gain on disposition of assets                   5.0%        12.5%        16.7%         5.2%
                                                  -----        -----        -----        -----

Loss from operations                              (47.5%)     (288.8%)       (8.8%)     (136.7%)

Interest, net                                       1.2%         0.5%         1.1%         0.9%
                                                  -----        -----        -----        -----

Loss before income taxes                          (46.3%)     (288.3%)       (7.7%)     (135.8%)

Income tax benefit                                (17.9%)       (3.7%)       (2.1%)       (7.3%)
                                                  -----        -----        -----        -----

Net loss                                          (28.4%)     (284.6%)       (5.6%)     (128.5%)
                                                  =====       ======         ====       ======

         Revenue increased 23%, from $50.2 million to $61.8 million, for the three months ended March 31, 1997 and 1998, respectively, and 40%, from $121.4 million to $170.4 million, for the nine months ended March 31, 1997 and 1998, respectively. The increases in revenue are due primarily to internal growth in the Company's electronic commerce and investment services businesses, additional revenue contributed from the purchase of ISC, which purchase was completed in January 1997, and the elimination of purchased profits relating to the February 1996 Servantis acquisition amounting to $0.2 million and $7.8 million in the quarter and nine months ended March 31, 1997, respectively. On a pro forma basis, quarter over quarter revenue increased 30% driven by growth of 45% in the electronic commerce business, 28% in the investment services business, and 7% in the software business. Pro forma revenue increased 32% on a year to date basis as a result of growth of 52% in electronic commerce, 34% in investment services, and 5% in software. Pro forma results are based on prior year results adjusted for the acquisitions noted above and divestitures of the Company's securities business which was sold in October 1996, the credit card processing business which was sold in March 1997, and the credit management business which was sold in August 1997. Pro forma growth rates in the electronic commerce business unit is driven primarily by an increase in subscribers from approximately 1.5 million at March 31, 1997 (includes ISC subscribers) to 2.4 million at March 31, 1998. Investment services revenue growth is due primarily to an increase in portfolios managed from approximately 325,000 at March 31, 1997 to over 447,000 at March 31, 1998. Growth in software is primarily the result of increased license sales and maintenance and services revenue generated from new license sales in fiscal years 1998 and 1997.

         Processing and servicing revenue increased by 57%, from $26.9 million to $42.1 million, in the quarter ending March 31, 1997 and 1998, respectively and by 84%, from $62.7 million to $115.1 million, in the nine month periods ending March 31, 1997 and 1998, respectively. On a pro forma basis, processing and servicing revenue increased by 42%, from $29.7 million to $42.1 million, in the quarter ending March 31, 1997 and 1998, respectively and by 48%, from $77.8 million to $115.1 million, in the nine months ending March 31, 1997 and 1998, respectively. This growth was due to the increase in subscribers in the Electronic Commerce segment and the increase in portfolios managed in the Investment Services segment mentioned above.

         Merchant discount revenue decreased from $3.4 million to $0 in the three months ended March 31, 1997 and 1998, respectively, and from $10.0 million to $0 in the nine months ended March 31, 1997 and 1998, respectively, due to the sale of the Company's credit card processing business in March 1997.

         License revenue remained consistent at $8.2 million versus $8.1 million for the quarter ended March 31, 1997 and 1998, respectively. On a pro forma basis, adjusting for the sales of the Company's securities and credit management businesses, license revenue increased by $1.0 million, from $7.1 million to $8.1 million, on a quarter over quarter basis. For the nine months ended March 31, 1997 and 1998, license revenue declined slightly from $21.7 million to $21.4 million, respectively. On a pro forma basis, license revenue increased by 3%, from $20.7 million to $21.4 million, on a year over year basis. Increases in pro forma license revenue are driven primarily by growth in reconciliation software sales.

         Maintenance revenue declined from $7.3 million to $6.6 million for the three months ended March 31, 1997 and 1998, respectively, and increased from $15.7 million to $19.9 million for the nine months ended March 31, 1997 and 1998, respectively. On a pro forma basis, excluding elimination of purchased profits and adjusting for the sales of the securities and credit management businesses, maintenance revenue decreased by 3%, from $6.8 million to $6.6 million, in the quarter ending March 31, 1997 and 1998, respectively, and increased by 5%, from $18.9 million to $19.9 million, year over year. Customer retention rates in the mid to upper 80% range are offset by an average maintenance price increase of approximately 7% as well as first year maintenance from new license sales.

         Other revenue, consisting mainly of consulting fees, increased from $4.4 million to $4.8 million in the three months ended March 31, 1997 and 1998, respectively, and from $11.4 million to $13.9 million for the nine months ended March 31, 1997 and 1998, respectively. On a pro forma basis, excluding the elimination of purchased profits and adjusting for the sales of the securities and credit management businesses, other revenue increased from $4.0 million to $4.8 million for the three months ended March 31, 1997 and 1998, respectively, and from $11.3 million to $13.9 million for the nine months ended March 31, 1997 and 1998, respectively. Year to date and quarterly increases are due primarily to increased implementations in all business segments.

         The cost of processing, servicing and support was $30.4 million and $34.2 million or 60.5% and 55.4% of total revenue for the three months ended March 31, 1997 and 1998, respectively. These same costs were $75.8 million and $94.3 million, or 62.4% and 55.4% of total revenue, for the nine months ended March 31, 1997 and 1998, respectively. Cost of processing, servicing and support as a percentage of servicing only revenue (all revenue except license) and net of purchased profits of $0.2 million in the 1997 servicing revenue, was 72.0% and 63.7% for the three months ended March 31, 1997 and 1998, respectively. For the nine months ended March 31, 1997 and 1998, the cost of processing, servicing and support as a percentage of servicing only revenue and net of purchased profits of $6.5 million in the 1997 servicing revenue was 71.4% and 63.3%, respectively. The efficiency improvements, both on a quarter over quarter and year over year basis, are due primarily to an increase in the percentage of electronic transactions versus paper transactions which resulted in lower customer care and remittance costs per transaction and through significant economies of scale and leverage inherent in the business model of the Electronic Commerce and Investment Services segments.

         Research and development costs were $8.6 million and $9.4 million, or 17.0% and 15.2% of total revenue, for the three months ended March 31, 1997 and 1998, respectively. These same costs were $22.5 million and $26.2 million or 18.6% and 15.4% of total revenue for the nine months ended March 31, 1997 and 1998, respectively. Excluding purchased profits, research and development costs were 17.4% and 15.4% for the same nine month periods. The absolute dollar increase of $0.8 million in the quarter over quarter period and $3.7 million in the year over year period are primarily the result of resources added for Genesis development and those costs absorbed by the acquisition of ISC in 1997. Other research and development spending on existing products and services has remained relatively stable from year to year resulting in the decrease of R&D as a percentage of revenue. The Company did not capitalize development costs in the three or nine-month periods ended March 31, 1997 and 1998, respectively.

         Sales and marketing costs were $8.9 million and $6.7 million, or 17.7% and 10.8% of total revenue, for the three months ended March 31, 1997 and 1998, respectively. Sales and marketing costs were $21.3 million and $22.0 million or 17.5% and 12.9% of total revenue for the nine months ended March 31, 1997 and 1998, respectively. In conjunction with the purchase of ISC, the Company agreed to pay a $1.0 million per month marketing charge to Intuit Inc. ("Intuit") for six months commencing in February 1997. Excluding purchased profits and two months of Intuit marketing charges, sales and marketing costs were 13.6% and 10.8% of total revenue for the three months ended March 31, 1997 and 1998, respectively, and 14.9% and 12.9% of total revenue for the nine months ended March 31, 1997 and 1998, respectively. Underlying cost as a percentage of revenue has declined due to economies of scale and leverage inherent in the Company's business model.

         General and administrative expenses were $3.9 million and $5.2 million, or 7.8% and 8.4% of total revenue, for the three months ended March 31, 1997 and 1998, respectively. General and administrative expenses were $12.9 million and $15.7 million, or 10.6% and 9.2% of total revenue, for the nine months ended March 31, 1997 and 1998, respectively. Excluding purchased profits, general and administrative expenses were 7.8% and 8.4% of total revenue for the three months ended March 31, 1997 and 1998, respectively, and 10.0% and 9.2% for the same nine month periods. With the purchase of ISC, the quarter ended March 31, 1997 included only two months of general and administrative expenses related to rent, utilities, and telephone charges causing the anomaly in quarter over quarter results. Overall, the Company's general and administrative costs have decreased as a percent of revenue on a year over year basis due to its ability to leverage corporate support services as revenue continues to grow.

         Depreciation and amortization expenses decreased by $0.4 million from $6.7 million in the three months ended March 31, 1997 to $6.3 million in the three months ended March 31, 1998. Depreciation and amortization expenses increased by $1.4 million from $18.0 million to $19.4 million for the nine months ended March 31, 1997 and 1998, respectively. Decreased amortization related to reductions in tangible and intangible assets resulting from the sale of the securities business in October 1996 and the credit management business in August 1997 and reductions in intangible assets related to the release of a deferred tax benefit valuation allowance in the quarter ended September 30, 1997 and a purchase price adjustment related to ISC in the quarter ended December 31, 1997 are offset largely by increases in depreciation and amortization resulting from purchases of property, plant and equipment required for Genesis development and in support of the growth of the business as well as tangible and intangible asset additions related to the purchase of ISC in January 1997. The timing of the identified adjustments resulting from acquisitions and divestitures has caused the anomaly between year over year and quarter over quarter results in this expense category.

         The $140 million charge for in process research and development in the three and nine month periods ending March 31, 1997 resulted from the purchase of ISC in January 1997 and the $0.7 million charge in the nine month period ended March 31, 1998 resulted from the purchase of AMTI in October 1997.

         The $32.4 million charge for stock warrants in the three and nine months ended March 31, 1998 resulted from the vesting of three million warrants in March 1998 related to a ten year processing agreement with Integrion announced by the Company in October 1997. The non-cash charge is based on a Black-Scholes option pricing model valuation of the warrants at the date of vesting.

         Exclusivity amortization expense in all periods is the result of the exclusivity arrangement the Company entered into with Intuit in conjunction with the purchase of ISC in January 1997.

         The net gain on dispositions of assets in the three and nine months ended March 31, 1997 resulted from the sale of the credit card business in March 1997. In the quarter ended March 31, 1998 the Company incurred a gain of $3.2 million on the sale of its item processing business in March 1998 which was offset by a working capital adjustment of $0.l million related to the sale of its credit management business in August 1997. For the nine month period ended March 31, 1998, the net gain on asset dispositions includes a gain on the sale of the credit management business of $28.3 million from August 1997 and a gain on the sale of the item processing business of $3.2 million from March 1998 which were offset by a charge of approximately $3.0 million in the quarter ended September 30, 1997 related to certain equipment and capitalized costs where the Company determined the book value of the assets exceeded their net realizable value.

         Net interest income increased by 201% from $250,000 to $752,000 in the three month periods ending March 31, 1997 and 1998, respectively. On a year over year basis net interest income increased by 65% from $1.13 million to $1.87 million for the nine months ended March 31, 1997 and 1998, respectively. On a quarter over quarter basis the Company's average cash and invested assets increased by approximately 53% from $41.0 million for the three months ended March 31, 1997 to $62.6 million for the three months ended March 31, 1998. Additionally, the Company's average current and long term debt (including $9.8 million at March 31, 1997 and $9.9 million at June 30, 1997 which represents the respective present value of the final installment of the ISC purchase price and which was previously classified as a current liability in the balance sheet) decreased by 43% from $14.3 million for the quarter ended March 31, 1997 to $8.2 million for the quarter ended March 31, 1998. The final purchase price installment of $10 million was paid to Intuit in November 1997. The combination of these factors resulted in the increase in net interest income quarter over quarter. On a year over year basis, the Company's average cash and invested assets increased by 24% from $40.4 million for the nine months ended March 31, 1997 to $50.2 million for the nine months ended March 31, 1998. Additionally, for the same nine-month period, the Company's current and long term debt decreased by 8%, from $14.5 million at March 31, 1997 to $13.4 million at March 31, 1998. The combination of these factors resulted in the increase in net interest income year over year. Cash and invested assets have improved in fiscal year 1998 due primarily to proceeds from the sale of the credit management business in August 1997 totaling $33.5 million and proceeds from the sale of the item processing business in March 1998 totaling $3.4 million.

         The Company recorded income tax benefits in the amount of $3.6 million and $11.0 million in the three months ended March 31, 1997 and 1998, respectively. The effective tax rates for the respective three-month periods were 1.3% and 38.6%. For the nine months ended March 31, 1997 and 1998 the company recorded tax benefits of $8.9 million and $3.6 million, respectively. The effective tax rates for the respective nine-month periods were 5.4% and 27.5%. The reported rates differ from the blended statutory rate of 40% primarily due to certain goodwill amortization, in process research and development and other expenses, which are not deductible for federal income tax purposes. In the quarter ended March 31, 1998 the company recorded a charge for stock warrants of $32.4 million. For federal income tax purposes, the charge will become deductible upon the exercise of the warrants. The Company recorded a deferred tax benefit related to the warrants charge. On a periodic basis, the Company will evaluate the realizable value of the deferred tax asset and a valuation allowance will be recorded if, based on available evidence, the Company believes it is more likely than not that some portion or all of the deferred tax asset will not be realized.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                            Three Months Ended        Nine Months Ended
                                                March 31,                  March 31,
                                          ----------------------     ---------------------
                                             1998         1997         1998         1997
                                          --------      --------     --------     --------
Operating Revenue:
   Electronic Commerce                    $ 36,080      $ 24,330     $ 99,046     $ 57,915
   Software                                 18,081        19,938       49,737       47,335
   Investment Services                       7,589         5,920       21,570       16,105
                                          --------      --------     --------     --------
     Total Operating Revenue              $ 61,750      $ 50,188     $170,353     $121,355
                                          ========      ========     ========     ========

                                                 Three Months Ended          Nine Months Ended
                                                     March 31,                   March 31,
                                          --------------------------     ------------------------
                                             1998             1997          1998          1997
                                          ----------      ----------     ----------    ----------
Operating Income (Loss):
   Electronic Commerce                    $      587      $   (7,273)     $   (515)     $ (16,421)
   Software                                    2,454           4,286         4,497          2,821
   Investment Services                         1,699             667         4,147          1,739
   Corporate                                  (4,734)         (5,893)      (15,395)       (17,310)
   Exclusivity                                    --          (2,994)       (2,963)        (2,994)
   In Process Research and Development            --        (140,000)         (719)      (140,000)
   Charge from Issuance of Warrants          (32,409)             --       (32,409)            --
   Net Gain on Disposition of Assets           3,080           6,250        28,449          6,250
                                          ----------      ----------     ---------     ----------

Total Operating Income (Loss)             $  (29,323)      $(144,957)     $(14,908)     $(165,915)
                                          ==========       =========      ========      =========

         Revenue in the Electronic Commerce business unit increased by $11.8 million or 49% from $24.3 million to $36.1 million for the three months ended March 31, 1997 and 1998, respectively, and by $41.1 million or 71% from $57.9 million to $99.0 million for the nine months ended March 31, 1997 and 1998, respectively, due primarily to internal growth and the acquisition of ISC in January 1997. On a pro forma basis, assuming ISC results are included in and the credit card processing business is excluded from the quarter and year to date results, revenue increased 45% quarter over quarter and 52% year over year driven by growth in subscribers from approximately 1.5 million at March 31, 1997 to 2.4 million at March 31, 1998. From an operating profit perspective, the Electronic Commerce segment became profitable for the first time in the quarter ended March 31, 1998. On a quarter over quarter basis this segment improved from an operating loss of $7.3 million for the quarter ended March 31, 1997 to an operating profit of $587,000 for the quarter ended March 31, 1998. Operating losses in the segment improved year over year from $16.4 million for the nine months ended March 1, 1997 to $515,000 for the nine months ended March 31, 1998. On a pro forma basis, quarter over quarter operating results improved from an operating loss of $7.7 million for the three months ended March 31, 1997 to an operating profit of $587,000 for the three months ended March 31, 1998 and year over year the operating loss improved from $27.6 million to $515,000. Favorable operating results are primarily due to continued revenue growth as well as continued efficiency improvements in remittance and customer care costs, reduction in costs from the integration of the ISC acquisition and significant economies of scale and leverage inherent in the segment's business model. Cost improvements in customer care and remittance are primarily the result of growth in the percentage of electronic versus paper payments year over year.

         Software revenue decreased from $19.9 million for the three months ended March 31, 1997 to $18.1 million for the same period in 1998. For the nine months ended March 31, 1997 and 1998 Software revenue increased from $47.3 million to $49.7 million, respectively. On a pro forma basis, adjusting the prior year to exclude the effect of purchased profits and to eliminate results contributed by the credit management business, revenue increased by 7% quarter over quarter and by 5% year over year. Revenue growth is primarily the result of increased license sales driven by growth in the reconciliation products and maintenance and services revenue generated from new license sales in fiscal 1997 and 1998. Reported operating profits declined from $4.3 million for the three month period ended March 31, 1997 to $2.5 million in for the same period in 1998 and improved from $2.8 million for the nine months ended March 31, 1997 to $4.5 million for the same period in 1998. On a pro forma basis, operating income decreased from $2.9 million to $2.5 million for the quarter ended March 31, 1997 and 1998, respectively and from $6.3 million to $4.5 million for the nine months ended March 31, 1997 and 1998, respectively. On April 1, 1998 the Company announced the planned divestiture of seven of its software products. On March 24, 1998 the Company completed the sale of its item processing software and on April 17, 1998 completed the sale of its cash management and wire transfer software businesses. The divestitures of the leasing, imaging, mortgage and safe box accounting products are expected to be completed by June 30, 1998.

         Revenue in Investment Services has increased by 28%, from $5.9 million to $7.6 million in the three months ended March 31, 1998 and 1997, respectively and by 34%, from $16.1 million to $21.6 million, in the nine months ended March 31, 1997 and 1998, respectively. This improvement is due do a corresponding increase in the number of portfolios managed from approximately 325,000 at March 31, 1997 to over 447,000 at March 31, 1998. Operating income has improved from $0.7 million to $1.7 million in the quarter ended March 31, 1997 and 1998, respectively and from $1.7 million to $4.1 million in the nine months ended March 31, 1997 and 1998, respectively. Operating results have improved due to the leverage and economies of scale inherent in the segment's business model.

         The corporate segment represents charges for the Company's human resources, legal, accounting and finance functions and various other unallocated overhead charges. Corporate achieved an improvement in operating costs from $5.9 million to $4.7 million on a quarter over quarter basis and from $17.3 million to $15.4 million on a year over year basis. The improvements are due to successful efforts to assimilate the various acquisitions and to leverage the existing infrastructure in response to overall growth in the business.

         Exclusivity amortization expense in all periods is the result of the exclusivity arrangement the Company entered into with Intuit in conjunction with the purchase of ISC in January 1997.

         The $140 million charge for in process research and development in the three and nine month periods ending March 31, 1997 resulted from the purchase of ISC in January 1997 and the $0.7 million charge in the nine month period ended March 31, 1998 resulted from the purchase of AMTI in October 1997.

         The $32.4 million charge for stock warrants in the three and nine months ended March 31, 1998 resulted from the vesting of three million warrants in March 1997 related to a ten year processing agreement with Integrion announced by the Company in October 1997. The non-cash charge is based on a Black-Scholes option pricing model valuation of the warrants at the date of vesting.

         The net gain on dispositions of assets in the three and nine months ended March 31, 1997 resulted from the sale of the credit card business in March 1997. In the quarter ended March 31, 1998 the Company incurred a gain of $3.2 million on the sale of its item processing business in March 1998 which was offset by a working capital adjustment of $0.1 million related to the sale of it credit management business in August 1997. For the nine month period ended March 31, 1998, the net gain on asset dispositions includes a gain on the sale of the credit management business of $28.3 million from August 1997 and a gain on the sale of the item processing business of $3.2 million from March 1998 which were offset by a charge of approximately $3.0 million in the quarter ended September 30, 1997 related to certain equipment and capitalized costs where the Company determined the book value of the assets exceeded their net realizable value.

YEAR 2000

         The Company is currently engaged in several projects designed to address the Year 2000 computer programming issue related to products available for sale and to software programs for internal use. In the Electronic Commerce segment the Company anticipates it will incur approximately $1.4 million in remaining costs to correct outstanding issues in the various processing programs. In the Software segment, work has been completed on over 80% of the products to be modified and it will require an estimated cost of approximately $1.0 million to complete the remaining work. The Investment Services segment expects to incur future costs of approximately $375,000 to correct existing issues. For internal purposes the Company utilizes a small number of non-Year 2000 compliant computer programs and, in light of recently announced software product divestitures, is, currently evaluating whether to upgrade or replace the systems. In either case, the cost to upgrade is not expected to exceed $300,000 at this time. Failure by the Company, its customers or vendors to adequately address the Year 2000 issue in a timely manner could result in a material financial risk. Accordingly, the Company plans to adequately address all Year 2000 issues before problems materialize and believes that all such costs are adequately provided for in its 1998 and 1999 business plans.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 31, 1998, the Company's operating activities provided cash of $8.9 million. From an investing perspective, during the nine-month period the company received $33.5 million from the sale of its credit management business and $3.4 million from the sale of its item processing business and paid $1.0 million for the purchase of AMTI. In conjunction with the purchase of ISC, the Company paid the final installment of $10 million in November 1997 which was offset by receipt of $8.9 million for a purchase price adjustment per the terms of the purchase agreement. An additional $17.2 million has been invested in property additions primarily for computer and operational equipment and facilities related to the completion of the Norcross processing center and in conjunction with project Genesis and net proceeds of $4.4 million was received from dispositions of investments. From a financing perspective, the Company received approximately $2.3 million from the exercise of stock options and the employee stock purchase plan and made payments of $1.1 million against notes payable and $0.5 million against capital lease obligations. As a result, at March 31, 1998, the Company's cash and cash equivalents were $64.0 million, a net increase of $31.9 million from June 30, 1997 and a net increase of $12.2 million from December 31, 1997. As a result of the increase in cash and cash equivalents, the Company's current ratio has improved from 1.3 to 2.4 and the related working capital has improved from $19.4 million to $76.5 million from June 30, 1997 to March 31, 1998, respectively. Net of $9.5 million of long term assets reclassified as assets held for sale in the quarter ended March 31, 1998, the adjusted current ratio would be 2.2 and the adjusted working capital would be $67.0 million at March 31, 1998.

         The Company expects to earn a profit for the three months ending June 30, 1998 and believes the existing cash and cash equivalents will be sufficient to meet presently anticipated operating, working capital and capital expenditure requirements for the foreseeable future. To the extent that additional capital resources may be needed, the Company has access to a $20 million line of credit.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended June 30, 1997 and the Company's Proxy Statement for the Annual Meeting of Stockholders held on October 30, 1997. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         (b)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A current report on Form 8-K, dated February 19, 1998, was filed with the Securities and Exchange Commission on February 23, 1998 (Item 5).

                  (ii) A current report on Form 8-K, dated March 11, 1998, was filed with the Securities and Exchange Commission on March 13, 1998 (Items 5 and
7).

                  (iii) A current report on Form 8-K, dated March 24, 1998, was filed with the Securities and Exchange Commission on April 3, 1998 (Items 5 and
7).

                  (iv) A current report on Form 8-K, dated April 1, 1998, was filed with the Securities and Exchange Commission on April 3, 1998 (Items 5 and
7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHECKFREE HOLDINGS CORPORATION



Date:  May 13, 1998
                                 By:
                                    --------------------------------------------
                                     James S. Douglass, Executive Vice
                                     President,  Chief Financial Officer, and
                                     Treasurer*
                                     (Principal Financial Officer)



Date:  May 13, 1998
                                 By:
                                    --------------------------------------------
                                    Gary A. Luoma, Jr., Vice President, Chief
                                    Accounting Officer, and Assistant Secretary
                                    (Principal Accounting Officer)


* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Douglass is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                  CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 1998

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