Form 10-K
period 1998-06-30
CHECKFREE HOLDINGS CORP \GA\
filed 1998-09-25
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 1998

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

Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.01 par value
                                                 Preferred Stock Purchase Rights

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $404,038,440 on September 9, 1998.

         There were 55,571,546 shares of the Registrant's Common Stock outstanding on September 9, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated by reference in Part II.

         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                                                       PART I

Item 1.    Business                                                                                          3

Item 2.    Properties                                                                                       24

Item 3.    Legal Proceedings                                                                                24

Item 4.    Submission of Matters to a Vote of Security Holders                                              24

                                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                        25

Item 6.    Selected Financial Data                                                                          25

Item 7.    Managements Discussion and Analysis of Financial Condition and Results of Operation              25

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                       26

Item 8.    Financial Statements and Supplementary Data                                                      26

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure             26

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant                                               27

Item 11.   Executive Compensation                                                                           27

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                   27

Item 13.   Certain Relationships and Related Transactions                                                   27

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  28

Signatures                                                                                                  33

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         As used in this report, "CheckFree" is generally used to indicate CheckFree Holdings Corporation(1) prior to its acquisition of Servantis Systems Holdings, Inc. on February 21, 1996 (the "Servantis Acquisition"), prior to its acquisition of Security APL, Inc. on May 9, 1996 (the "Security APL Acquisition"), and prior to its acquisition of Intuit Services Corporation on January 27, 1997 (the "ISC Acquisition") (the Servantis Acquisition, the Security APL Acquisition, and the ISC Acquisition are collectively referred to as the "Acquisitions"). "Servantis" is generally used to indicate Servantis Systems Holdings, Inc. prior to its acquisition by CheckFree, "Security APL" is generally used to indicate Security APL, Inc. prior to its acquisition by CheckFree, "ISC" is generally used to indicate Intuit Services Corporation prior to its acquisition by CheckFree, and the term the "Company" is used to indicate the combined company following the Acquisitions.

         CheckFree Holdings Corporation (the "Company") is a leading provider of electronic commerce services, institutional portfolio management services, and financial application software for financial institutions and businesses and their customers. The Company services approximately 2.4 million consumers, 1,000 businesses, and 850 financial institutions (including the 500 largest banks in the United States). The Company has also signed agreements with over 350 financial institutions to provide electronic home banking services for the customers of those financial institutions.

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

EVOLUTION OF CURRENT BUSINESS

         The Company was incorporated in Ohio in 1981 and reincorporated in Delaware in 1986. The Company has three direct and indirect wholly owned subsidiaries: CheckFree Corporation, a Delaware corporation; CheckFree Investment Corporation, a Delaware corporation; and RCM Systems, Inc., a Wisconsin corporation. The Company's principal executive offices are located at 4411 East Jones Bridge Road, Norcross, Georgia 30092 and its telephone number is
(770) 441-3387. The Company's Internet address is http://www.checkfree.com.

         5B CAPABILITY

         Prior to the Acquisitions, the Company operated its business in one business segment, electronic bill payment. Through the Acquisitions the Company obtained the customer relationships, technology, skilled personnel, and other


--------
         (1)The business was founded in 1981, and following a number of acquisitions and divestitures, reorganized its corporate structure on December 22, 1997. CheckFree Holdings Corporation is the parent corporation of CheckFree Corporation, the principal operating company of the business. In connection with the restructuring, holders of Common Stock of CheckFree Corporation became holders of an identical number of shares of Common Stock of CheckFree Holdings Corporation. The restructuring was effected by a merger conducted pursuant to
Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of the Company. (For more detailed information concerning the restructuring, please refer to the Company's Form 8-K filed on December 30, 1997.)

resources required to fulfill its strategy of diversifying its offerings in electronic commerce to embrace each of the 5Bs: electronic bill payment, bill presentment, banking, brokerage, and business payments ("5Bs"). These acquisitions also helped to enable the Company to extend the application of its expertise and relationships in electronic commerce to two related areas, investment services and software.

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

         Exploit Multiple Distribution Channels. In addition to distributing directly through financial institutions, the Company maintains alliances with market-leading companies to achieve deeper market penetration. To better reach smaller financial institutions, the Company has entered into distribution agreements with certain independent firms which the Company believes can more efficiently address the needs of this segment of the industry. Additionally, by making its services available to users of personal financial management software, such as Quicken, and of business management software, such as QuickBooks, the Company expands public access to, and awareness of, its services. Similarly, the Company offers web-based products to both bank and non-bank financial institutions for their own and for their customers' use. The Company also sponsors the Electronic Banking Association, a non-profit organization, which promotes electronic banking and related services.

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

         Expand Customer Care and Technical Support. The Company supports and services its customers through numerous activities, including annual user group meetings and customer satisfaction surveys, technical and non-technical support (through help desk, e-mail, facsimile, and bulletin board), service implementation, and training. The Company is enhancing its ability to provide first and second-tier support of its services through advanced communications technologies which enable the Company to efficiently respond, either directly or as part of financial institutions' customer support systems, to end-user inquiries on the World Wide Web. The Company believes that providing superior quality and accessible and reliable customer care is essential to establishing and maintaining successful relationships with its customers.

ELECTRONIC COMMERCE

         INTRODUCTION

         Over the last decade, electronic execution of financial transactions has increased substantially. Increased use of credit cards, automated teller machines ("ATMs"), electronic funds transfer and direct payroll deposit have automated, simplified and reduced the costs of financial transactions for financial institutions and businesses and their customers. The Company believes that increasing public awareness and acceptance of electronically-effected transactions creates an expanding market for its services. Electronic commerce offers the potential to complete financial transactions more quickly, with greater accuracy, and at a lower cost than traditional paper-based methods.

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

         Paper Billing. Many financial transactions are initiated by the rendering of a paper bill or invoice which is delivered to the payer by U.S. mail. It is estimated that over 15 billion paper bills are produced each year, and that the cost of submitting a printed bill, including printing, postage, and advertisements, ranges between $0.65 and $1.25. Additional costs inherent in the system include delays, opportunity for losses in the mail, misplaced bills, printing errors, and accessibility limited to a single physical mail-drop. Moreover, merchants continue to seek better means of marketing to their customers than can be accomplished through mailings.

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

         Business Payments. In addition to the costs and inconvenience borne by consumers in receiving and paying paper bills, businesses often receive multiple invoices from the same vendor comprising periodic statements. Issues such as discounts for prompt payment, returns, allowances, disputed charges, and other adjustments, as well as reconciliation to the business's own records, increase the costs of payment. It is estimated that businesses issue more than 28 billion checks annually.

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

         - Continuing Penetration of Personal Computers and Modems into U.S. Households.

         - Rapid Growth in On-line Interactive Services, Particularly in the Internet. A presence on the World Wide Web is increasingly being viewed as a necessity by companies of all sizes. At the same time, security concerns in using the Internet to conduct financial transactions appear to have been substantially allayed.

         -        Growth in Small Business Use of Personal Computers.

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

         - Competition Between Banks and Non-Bank Financial Institutions for Customers. The traditional supremacy of banks as the provider of financial services is being increasingly challenged by others such as brokerage houses, mortgage brokers, software companies, and web-based portals and specialty financial sites on the World Wide Web.

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

PRODUCTS, SERVICES, AND COMPETITION

         ELECTRONIC COMMERCE SERVICES

         The Company has adopted a "5B" response to the electronic commerce market, comprising Bill Payment, Bill Presentment, Banking, Brokerage, and Business Payment services. The Company's electronic commerce services and related products are targeted to financial institutions, businesses, and their customers. To ensure the security of all the electronic commerce transactions that the Company processes, the Company utilizes a combination of measures, including various proprietary security technologies and existing industry security standards such as encryption and multiple authorization and authentication technologies. The Company is continually developing new electronic commerce services and enhancing its existing services for each of its target markets.

         (1) Bill Payment. The Company's origins were in offering electronic bill payment to consumers. In keeping with the Company's primary strategy of offering electronic commerce alternatives through financial institutions, the Company accommodates several alternative means for consumers to pay bills. The Company designs and develops private label services for financial institutions, which in turn offer electronic payment as one component of home banking services available to their customers. Interfaces with personal financial management software, such as Quicken, Managing Your Money and Microsoft Money are available to users of most versions. Additionally, the Company provides bill payment services to users of Intuit's financial services website, Quicken.com.

         The Company also offers bill payment services in conjunction with bill presentment through the Internet to consumers whose financial institutions are not yet able to offer such services. The Company believes that its services offer significant benefits to financial institutions, including lower transaction processing costs, additional fee income, potential new customers, and attractive additional services to offer existing customers. By providing access to its services through widely-sold PFMs, through proprietary financial institution software, and through the Internet, the Company intends to encourage the greatest use of its services.

         Revenues are generated through contracts that the Company signs with individual financial institutions. Although the structure of contracts vary, the Company typically negotiates with the institution an implementation fee, a monthly base fee per customer account on the service provided by the Company, plus a variable per transaction fee which decreases based on the volume of transactions. Contracts typically have one-to-three year terms and generally provide for minimum fees if certain transaction volumes are not met. The Company utilizes direct sales and distribution alliances to market to financial institutions and has the ability to customize services for each institution.

         The Company has contracts with more than 350 financial institutions through which electronic payment services are provided to customers of the financial institutions. Some of the financial institutions served by the Company include: Bank of America, Bank One, Chase Manhattan, KeyCorp, NationsBank, Wells Fargo, Charles Schwab, and Merrill Lynch.

         The Company's bill payment services enable financial institution customers and direct consumer subscribers to pay bills electronically using a variety of devices such as personal computers and touch-tone telephones. Bills paid by consumers using the Company's bill payment services typically include payments such as credit card statements, monthly mortgage payments, and utility bills, but a cornerstone of the Company's offering is that it can facilitate payment to anyone. Consumers can use the Company to make any payments from any checking account at any financial institution in the United States. Recurring bills such as mortgages can be paid automatically and scheduled in advance for an indefinite period of time, as specified by the user. As of June 30, 1998, the Company had approximately 2.4 million consumers benefitting from its bill payment and/or home banking services.

         (2) Bill Presentment. In March 1997, the Company announced the market release of its electronic bill presentment and payment product, CheckFree E-Bill. Offered originally as a world-wide web based service, it permits billing companies to deliver full-color electronic bills to their customers' personal computers, together with detailed information and the electronic equivalent of promotional inserts. The recipients can use the service to electronically make payment. Pursuant to its strategy of offering services through financial institutions, the Company is marketing the service to banks to be incorporated into their electronic banking and bill payment services. The Company enters into a variety of arrangements with banks and billing companies to provide such services and, in some cases, will share revenue derived from billing companies with banks. The Company believes that billing companies could eventually achieve substantial savings by utilizing the Company's bill presentment service, but the Company believes that an even stronger incentive for billers to present bills electronically is the opportunity such a system offers for more effective marketing to customers.

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

         A web-based product enables financial institutions to add to their own web sites services which include a cost basis tax lot accounting tool that allows financial institution customers to keep track of the investments they own, and provides the customers with enough information to make informed decisions about generating gains or losses from their portfolios when required. It also provides a seamless connection to electronic brokerage via various order entry screens. The system also allows for integration of third party information (e.g,. research reports, financial news, fundamental data, etc.). These products and services permit banks to offer many of the services required for them to compete effectively with non-bank financial institutions. Although the Company has discontinued the sale of its web-based product, it will continue to service existing customers under contracts through December 31, 1999.

         (5) Business Payments. The Company facilitates electronic payments for businesses through its offerings of business bill payment and banking, ACH processing, and automatic accounts receivable processing services. As it does for consumers, the Company enables businesses to make payments to anyone. The business bill payment system accommodates the special requirements of businesses which can obtain the service through their financial institution. The Company employs a direct sales force to market the service through banks, and others. Subject to certain non-compete obligations assumed in conjunction with the termination of the Company's joint venture with ADP, the Company offers its business bill payment capability directly to developers of business accounting systems. ADP continues to utilize the Company's services to provide bill payment capability to its customers. The Company's ACH processing offering affords financial institutions the opportunity to outsource their ACH processing which has traditionally been handled in-house. The Company's service provides a more cost efficient solution to financial institutions and allows the institutions to focus on their higher profitability core competencies. The Company provides automatic accounts receivable collections for businesses in the on-line interactive services, Internet access, health and fitness and various other industries, enabling these businesses to collect monthly membership or access fees through links to the customer's credit card or bank account. Services are typically provided under exclusive contracts for three years with automatic renewals. For providing collection services, businesses pay the Company implementation fees, transaction fees and credit card discount fees.

         Competition. Portions of the electronic commerce market are becoming increasingly competitive. The Company faces significant competition in all of its customer markets. A number of banks have developed, and others may in the future develop, home banking services in-house. A number of relatively small companies, such as Travelers Express (a division of Viad), compete with the Company in electronic bill payment. In the business market, the Company competes with ACH processors. The Federal Reserve's ACH is the national payment clearance system through which any bank can effect debit transactions to any authorized consumer checking account. The Company also faces competition in ACH processing from numerous banks. Microsoft Corporation and First Data Corporation have formed a joint venture, originally known as MSFDC, which competes aggressively with the Company in the area of bill payment and bill presentment. In September 1998, it was announced that MSFDC had changed its name to TransPoint and had accepted an equity investment from Citibank which will perform bill payment processing for the venture.

         In the brokerage segment, the Company competes with Shaw Data and Advent, and the Company competes for business bill payment customers with ACI and Deluxe Data, which provide ACH processing.

         Because the electronic commerce industry is expected to grow substantially in the coming years, the Company anticipates continued strong competition, but it believes that the increased attention and credibility such competition will bring to the industry may broaden the market and increase the percentage of financial transactions which are effected by electronic means.

         INVESTMENT SERVICES

         Generally. The Company offers portfolio accounting and performance measurement to investment advisors, brokerage firms, banks, and insurance companies. Clients are able to leverage their systems and streamline their operations. The Company designs custom solutions with clients, allowing investment managers the kind of functionality that dramatically increases productivity. The full-range of portfolio management system solutions include data conversion, personnel training, trading system, graphical client reporting, performance measurement, technical network support, interface setup, and DTC processing on behalf of clients. The Company supports money managers who charge a flat fee for their services (the "Wrap Industry") and is a leading supplier to such money managers.

         Competition. Competition for portfolio services includes two main segments. The Company competes with providers of portfolio accounting software, including Advent Software, and PORTIA (a division of Thomson Financial). The Company also competes with service bureau providers such as Shaw Data (a Sunguard Company) and FMC Service Bureau.

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

         In April 1998, the Company announced its intention to divest itself of many of its software businesses. By September 1998, it had sold its item processing, wire transfer and cash management, leasing, and mortgage businesses. The Company's planned sale of its imaging business is expected to close by mid-October 1998, but the contemplated divestiture of its Safe Box Accounting software business has been indefinitely postponed because received offers were considered inadequate.

         Retained software products licensed by the Company provide systems that range from back office operations to front-end interface with the clients of the Company's customers. Applications include reconciliation, regulatory compliance, ACH origination and processing, and safe deposit box accounting.

         The Company's software products are sold under individual brand names. Its most significant products include:


  BRAND NAME                        FUNCTION                                          CUSTOMERS
  ----------                        --------                                          ---------

PEP+                       Automated Clearing House Processing           Businesses and financial institutions
RECON-PLUS                 Group Account Reconciliation                  Businesses and financial institutions
ARP/SMS                    Financial Account Reconciliation              Financial institutions


          ACH. The ACH network was developed in the 1970s to permit the electronic transfer of funds and thus curtail the growth in the number of paper checks in circulation. The ACH network acts as the clearing facility for routing electronic funds transfer entries between financial institutions. All ACH transfers are handled in a standard format established through the National Automated Clearing House Association ("NACHA"). More than 15,000 financial institutions participate in the ACH system. There are 31 ACHs, which geographically coincide with the 12 Federal Reserve Banks, their branches and processing centers. The Company's electronic funds transfer products are inter-related and may be used by either businesses or financial institutions depending on the services they offer their customers and employees.

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

          The Company's Account Reconciliation Package ("ARP"), is one of the most widely used account reconciliation systems in the U.S. banking industry. The ARP/Service Management System ("ARP/SMS"), developed in 1995 to replace and augment the existing ARP package, is a fully integrated on-line and real time system that enables banks to immediately process their customer transactions to produce accurate, timely reconciliations while streamlining back-office processes. ARP/SMS also groups accounts across banks within bank holding companies and allows banks to streamline their operations by reconciling their intra-bank transactions.

          Other. The Company also offers software products and services in the following areas: safe box accounting and compliance with certain IRS regulations.

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

          The Company's product lines also face competition from numerous competitors. The Company's Imaging/COLD product lines compete with the products of several companies, including IBM, IIC, and Computron, and its RECON-Plus product competes with Chesapeake, Driscoll and GEAC.

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

DISTRIBUTION ALLIANCES

          An element of the Company's strategy is the creation and maintenance of distribution alliances that maximize access to potential customers for the Company's electronic commerce services and related products. The Company believes that these partnerships enable the Company to offer its services and related products to a larger customer base than can be reached through stand-alone marketing efforts. The Company seeks distribution alliance partners which have maximum penetration and leading reputations for quality with the Company's target customers. To date, the Company has entered into or is negotiating distribution alliances with several companies, including Automatic Data Processing, Inc. ("ADP"), AT&T Corporation ("AT&T"), Alltel, EDS, Fiserv, Inc. ("Fiserv"), FiTech, Inc. ("FiTech"), Five Paces, Inc. ("Five Paces"), and Home Financial Network. The Company also has arrangements with Optika in connection with its imaging offerings, and with MicroBank for RECON-Plus for Windows. On October 29, 1997, the Company entered into a 10-year processing partnership with Integrion Financial Network, L.L.C. ("Integrion") to provide financial institutions with a fully integrated, end-to-end, cost effective electronic billing and payment processing service employing Integrion's Gold Message Standard for Electronic Commerce, its Interactive Financial Services platform and the Company's processing infrastructure. (For more detailed information concerning the Integrion partnership, please refer to the Company's Form 8-K filed on November 12, 1997.)

RESEARCH AND DEVELOPMENT

          The Company maintains a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce, financial application software, and investment services markets. The Company has established the following guidelines for pursuing the development of new services:

          -       Distinctive benefits to customers

          - Ability to establish a leadership position in the market served

          -       Sustainable technological advantages

          -       First to market

          The Company believes that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, the Company's goal for the time period from conceptualization to commercial availability of new services is less than one year. As of June 30, 1998, the research and development group consisted of approximately 250 employees. Additionally, the Company uses independent third party software development contractors as needed. During calendar 1995, transition fiscal 1996, fiscal 1997, and fiscal 1998, the Company spent 13.9%, 17.9%, 18.6%, and 15.5% of revenues, respectively, on research and development. The Company anticipates that it will continue to commit substantial resources to research and development activities for the foreseeable future.

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

          Platform Integration: The Genesis Project. The Company intends to integrate the existing data processing sites and platforms formerly operated at Columbus, Ohio, Aurora, Illinois, and Austin, Texas, into a central processing site at the Company's headquarters in Norcross, Georgia, and to migrate its customers to the new platform. The Company has designated this integration the Genesis Project. The integration has required the acquisition of, and investment in, extensive hardware and in operating and system software, as well as extensive communications links and systems. The Genesis Project requires substantial engineering and development of proprietary software. Redundancy, anomaly monitoring, and off-site backup and recovery systems are planned as a part of the project. Communications, in addition to the technology described above, will be aided by the installation of a SONET network provided through BellSouth.

          Significant numbers of high-level employees have and will be hired to facilitate the accomplishment of the project, and to manage the integrated site. Management intends to operate the existing sites without substantial disruption until the central site is completed and tested, and only then will a staged migration be effected. The integrated site began accepting operations processing in September 1998, and the cost expended during the fiscal year ending June 30, 1998 was approximately $18 million. As of September 15, 1998, the project had met its interim deadlines and targets and management expects the project to be completed on time and within budget. Nonetheless, because of the magnitude of the project, and an aggressive schedule, no assurance can be given that the project will be completed on time or successfully. See "Business -- Business Risks (Rapid Technological Change; Risk of Delays)."

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

         The system has been exclusively UNIX since 1991 and consists of 26 IBM RS/6000 machines running AIX. In addition, there are another 11 IBM RS/6000 machines in various client sites. The Company's investment advisory clients receive hardcopy reporting for either internal usage or for quarterly reports. Hardcopy, either ASCII or graphical PostScript, is produced on four Xerox DocuPrints 90 page per minute duplexed laser printers.

SALES, MARKETING, AND DISTRIBUTION

          The Company's sales, marketing, and distribution efforts are designed to maximize access to potential customers. The Company markets and supports its services both directly and indirectly through a direct sales and technical sales support force of over 100 employees and, to achieve deeper market penetration, through select distribution alliances with companies who are involved in the Company's target customer markets. In order to foster a better understanding of the needs of its larger bank customers, and to help the Company respond to identified needs, the Company employs a number of account managers assigned to specific banks. The Company solicits billers for its electronic bill presentment services through a regionally-assigned sales force.

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

          The Company markets its investment services through its direct sales force. The Company generates new customers through direct solicitation, user groups, and responses to advertisements. The Company also participates in trade shows and sponsors industry seminars for distribution alliances.

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

          The level and types of services provided vary by customer market. The customer care group, consisting of more than 475 employees, supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in the business customer care group are individually assigned to business customers in order to provide high level customer service and technical support. The retail services customer care group provides various levels of support that depend upon the individual institution's requirements. This includes providing direct customer care on a private label basis as well as research and support.

          To maintain its customer care standards, the Company employs extensive internal monitoring systems and conducts ongoing customer surveys. The feedback from these sources is used to identify areas of strength and opportunities for improvement in customer care and to aid in adjusting resources to a level commensurate with efficient response.

GOVERNMENT REGULATION

          Management believes that the Company is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Company, however, is periodically audited by the Office of the Comptroller of the Currency since it is a supplier of products and services to financial institutions. There can be no assurance that a federal or state agency will not attempt to regulate providers of electronic commerce services such as the Company which could impede the Company's ability to do business in the regulator's jurisdiction. A number of states have legislation regulating or licensing check sellers or money transmitters, and the Company has registered under such legislation in specific instances. Management does not believe that any state or federal legislation of this type materially affects the Company. In addition, through its processing agreements, the Company agrees to comply with the data, recordkeeping, processing, and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on the Company's processing banks. The Company may be subject to audit or examination under any of these requirements. Violations by the Company of these requirements could limit or further restrict the Company's access to the payment clearance systems or the Company's ability to obtain access to such systems from banks. Further, the Federal Reserve rules provide that the Company can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict access to the ACH or limit the Company's ability to provide ACH transaction processing services, the Company's business could be materially adversely affected. See "Business -- Business Risks" and "-- Payment Clearance Systems."

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

          Risk Mitigation. The Company's patented bill payment processing system determines the preferred method of payment to balance processing costs, operational efficiencies, and risk of loss. The Company manages its risks associated with its use of the various payment clearance systems through its risk management systems, internal controls, and system security. The Company also maintains a reserve for such risks, which reserve was $1.9 million as of June

30, 1998, and the Company has not incurred losses in excess of 0.76% of its revenues in any of the past five years. As further protection against losses due to transmission errors, the Company maintains errors and omissions insurance. See "Business -- Risk Factors (Risk of Loss from Returned Transactions, Merchant Fraud or Erroneous Transactions)."

PROPRIETARY RIGHTS

          The Company owns the following federally registered trademarks and service marks: CHECKFREE(R), CHECKFREE and Design(R), CHECKFREE (Stylized Letters)(R), CHECKFREE EASY(R), CHECKFREE EXTRA(R), CHECKFREE MANAGER(R), CHECKFREE WALLET(R), CHECKFREE-BILL and design(R), CLUB HOOCH(R), DECISION MANAGER(R), DISC and Design(R), DISC CHECKBOOK PLUS(R), DISC WORLD$NET(R), ECP(R), MOBILEPAY(R), PAWWS(R), PAWTRACKS(R), PEP+(R), PEP PAPERLESS ENTRY PROCESSING(R), PTT(R), SERVANTIS WORLD$NET(R), and THE WAY MONEY MOVES and Design(R). Additionally, the Company has applied to federally register the following service marks: CHARITY NET(SM), CHECKFREE CONNECT(SM), CHECKFREE E-BILL(SM), CHECKFREE ELECTRIC MONEY(SM), CHECKFREE FREES YOU FROM CHECKS(SM), CHECKFREE RECON SELECT(SM), CHECKFREE YES/PC(SM), DEFAULT NAVIGATOR(SM), ECX(SM), and RCM 2001...THE NEXT GENERATION(SM). The Company is awaiting further information to file applications for the following marks: CHECKFREE APECS, CHECKFREE A.R.M., CHECKFREE ARP, CHECKFREE ARP/SMS, CHECKFREE DIRECTCOLLECT, CHECKFREE IRS, CHECKFREE IRS/SRS, CHECKFREE LCR, CHECKFREE RRS, CHECKFREE RECON, CHECKFREE RECON-PLUS, CHECKFREE RECON TRADE, CHECKFREE RPS, CHECKFREE WEB RECON, ECENTER, JOIN THE CLUB, and REVOLUTIONIZING THE WAY MONEY WORKS.

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

EMPLOYEES

          As of June 30, 1998, the Company employed 1,659 full-time employees, including 530 in systems and development (including software development), 475 in customer care, and 145 in administration, financial control, corporate services, and human resources. The Company is not a party to any collective bargaining agreement and is not aware of any efforts to unionize its employees. The Company believes its relations with its employees are good. The Company believes its future success and growth will depend in large measure upon its ability to attract and retain qualified technical, management, marketing, business development, and sales personnel.

BUSINESS RISKS

          The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Many of the following important factors discussed below have been discussed in the Company's prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the fiscal year ended June 30, 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

          Because the Company's strategy is focused on relationships with financial institutions, mergers, acquisitions, and personnel changes within key financial institutions have the potential to adversely affect the Company's business. Moreover, an important source of growth in demand for the Company's services is generated by financial institutions marketing to their customer base. Were these financial institutions to insufficiently increase, abandon, or curtail their marketing efforts, a material adverse effect on the Company's business, operating results, and financial condition would likely result.

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

          Risk of System Failure. The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. All of the Company's computer equipment, including its processing operations, is located at its facilities in Columbus, Ohio, Norcross, Georgia, Chicago, Illinois, Aurora, Illinois, Downers' Grove, Illinois, and Austin, Texas. A disproportionate amount of the Company's computer equipment, including its primary processing operations, is located in Norcross, Georgia. As a precautionary measure, the Company has entered into disaster recovery agreements for the processing systems at all sites, and conducts business resumption tests on a scheduled basis. Additional risks may arise during the transition from the pre-existing platforms to the Genesis platform, and during the migration of processing to the new platform. During this transition, the Company may be exposed to loss of data or unavailability of systems due to inadequate backups, reduced or eliminated redundancy, or both. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, operating results, and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. See "Business -- Technology."

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

          Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, service and related product development and operational personnel, including its Chairman, President, and Chief Executive Officer, Peter J. Kight, its Chief Operating Officer, Peter F. Sinisgalli, its Vice Chairman for Corporate Development and Marketing, Mark A. Johnson, and its Chief Technology Officer, Ravi Ganesan. The Company's operations could be affected adversely if, for any reason, any of these officers ceased to be active in the Company's management. The Company maintains proprietary nondisclosure and noncompete agreements with all of its key employees. The Company maintains key person life insurance policies on Mr. Kight. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the electronic commerce industry is intense especially in light of the Year 2000 computer issues, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company grows or certain market conditions exist (e.g., the Year 2000 computer issue), it may become increasingly difficult to hire, train and assimilate the new employees needed. For example, the demand for software programmers and computer personnel is high as a result of companies seeking to hire skilled employees to address their Year 2000 computer issues, which makes it increasingly difficult for the Company to hire and retain the skilled employees necessary for the operation and expansion of its business. The Company's inability to retain and attract key employees could have a material adverse effect on the Company's business, operating results, and financial condition. See "Business -- Employees."

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

         Control by Principal Stockholders. At September 9, 1998, the directors, executive officers, and principal stockholders of the Company and their affiliates collectively owned approximately 39% of the outstanding shares of the Company's Common Stock. As a result, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

          Shares Eligible for Future Sale; Possible Adverse Effect on Market Price. At September 9, 1998, the Company had 55,571,546 shares of the Company's Common Stock outstanding. Of these shares, 33,669,870 shares are held by nonaffiliates of the Company. The holders of the remaining 21,901,676 shares are entitled to resell them only pursuant to a registration statement under the Securities Act or an applicable exemption from registration thereunder such as an exemption provided by Rule 144, Rule 145, or Rule 701 under the Securities Act of 1933, as amended (the "Securities Act"). Additionally, as of June 30, 1998, the Company had outstanding options to purchase 4,365,562 shares of the Company's Common Stock at a weighted average exercise price of $15.23, of which options for 1,352,516 shares of the Company's Common Stock were exercisable as of June 30, 1998 at a weighted average exercise price of $6.81.

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

          On September 9, 1998, the Company announced that the Board of Directors had authorized the Company to repurchase up to 1,500,000 shares of its outstanding Common Stock during the next twelve months. (For more detailed information concerning the stock repurchase, please refer to the Company's Form 8-K filed on September 14, 1998.)

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

          The Company leases its Columbus, Ohio facility from the Director of Development, State of Ohio, pursuant to the terms of a capitalized lease entered into as part of the issuance by the State of Ohio of State Economic Development Revenue Bonds (the "Bonds") in the aggregate principal amount of $7.5 million. Pursuant to the terms of the lease, the Company pays monthly lease payments equal to the amount of the debt service on the Bonds. Upon full payment of the amount due on the Bonds, the Company has a right to purchase the real property from the Director of Development, State of Ohio, for the sum of one dollar. Under the terms of the lease, the Company has the right to prepay all amounts owed thereunder without significant prepayment penalty. On May 8, 1998, the Company beneficially purchased an office building in Dublin, Ohio comprising 149,961 square feet, for a price of $14,288,600. The Company intends to complete relocation of its Columbus, Ohio personnel and equipment to the Dublin facility by the end of calendar 1998 and to sell the Columbus facility. See "Item 13. Certain Relationships and Related Transactions."

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



                            CALENDAR PERIOD                                 COMPANY COMMON STOCK
          --------------------------------------------------------   -------------------------------
           Fiscal 1997:                                                 HIGH                    LOW

             First Quarter                                             $22.125               $10.750

             Second Quarter                                            $25.00                $14.125

             Third Quarter                                             $17.375               $11.125

             Fourth Quarter                                            $19.625                $9.50

           Fiscal 1998:

             First Quarter                                             $23.125               $16.50

             Second Quarter                                            $31.438               $20.25

             Third Quarter                                             $28.50                $20.00

             Fourth Quarter                                            $30.625               $20.438

           Fiscal 1999:

             First Quarter (through September 9, 1998)                 $31.50                 $8.25

          The number of record holders of the Company's Common Stock, as of September 9, 1998, was 564. The closing sales price of the common stock on September 9, 1998, was $12.00.

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

ITEM 6.   SELECTED FINANCIAL DATA.

          The information required by this item is included under the caption "SELECTED FINANCIAL DATA" in the Company's Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" in the Company's Annual Report and is incorporated herein by reference.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Company's consolidated balance sheets as of as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997, the six months ended June 30, 1996, and the year ended December 31, 1995, and the notes to the financial statements, together with the independent auditors' report thereon appear in the Company's Annual Report and are incorporated herein by reference.

          The Company's Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement (the "Proxy Statement") relating to the Company's 1998 Annual Meeting of Stockholders to be held on November 9, 1998, and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements appearing in the Company's Annual Report are incorporated herein by reference:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 1998 and 1997.

                  Consolidated Statements of Operations for each of the two years in the period ended June 30, 1998, the six months ended June 30, 1996, and for the year ended December 31, 1995.

                  Consolidated Statements of Stockholders' Equity for each of the two years in the period ended June 30, 1998, the six months ended June 30, 1996, and for year ended December 31, 1995.

                  Consolidated Statements of Cash Flows for each of the two years in the period ended June 30, 1998, the six months ended June 30, 1996, and for the year ended December 31, 1995.

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

                  (3)      Exhibits:

      EXHIBIT                                 EXHIBIT
      NUMBER                                  DESCRIPTION
      ------                                  -----------

       2(a) Asset Purchase Agreement, dated as of July 1, 1997, among CheckFree Corporation, Servantis Systems Holdings, Inc., Servantis Systems, Inc., London Bridge Software Holdings plc, and LBSS, Inc. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated July 1, 1997, filed with the Securities and Exchange Commission on July 3, 1997, and incorporated herein by reference.)

       2(b) Agreement and Plan of Merger, dated as of December 22, 1997, among the Company, CheckFree Corporation, and CheckFree Merger Corporation. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       3(a)                Restated Certificate of Incorporation of the Company.
                           (Reference is made to Exhibit 3(a) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       3(b) By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       3(c) Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(c) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       4 Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company's Restated Certificate of Incorporation (contained in the Company's Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company's By-Laws (contained in the Company's By-Laws filed as Exhibit 3(b) hereto).

       10(a) CheckFree Holdings Corporation Amended and Restated Associate Stock Purchase Plan. (Reference is made to
                           Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 333-21795), filed with the Securities and Exchange Commission on January 14, 1998, and incorporated herein by reference.)

       10(b) CheckFree Holdings Corporation Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98446), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

       10(c) CheckFree Holdings Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

       10(d) CheckFree Holdings Corporation Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98440), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

       10(e) CheckFree Holdings Corporation Second Amended and Restated 1983 Incentive Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98444), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

       10(f) Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(g) Schedule identifying material details of Indemnification Agreements substantially identical to
                           Exhibit 10(f). (Reference is made to Exhibit 10(g) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

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

       10(v) License Agreement, dated October 27, 1995, between the Company and Block Financial Corporation. (Reference is made to Exhibit 10(ddd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(w) Joint Marketing and Trademark License Agreement, dated December 28, 1995, between the Company and Electronic Data Systems Corporation. (Reference is made to Exhibit 10(eee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(x) Joint Marketing Agreement, dated November 3, 1995, between the Company and Fiserv, Inc. (Reference is made to Exhibit 10(fff) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, and incorporated herein by reference.)**

       10(y) Payment Services, Software Development and Marketing Agreement, dated as of February 27, 1996, between the Company and CyberCash. (Reference is made to Exhibit 10(a) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.) **

       10(z) Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

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


       10(cc) Agreement for ACH Services between the Company and The Chase Manhattan Bank, N.A., dated as of July 1, 1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(dd) Loan and Security Agreement, dated as of May 13, 1997, among KeyBank National Association, the Company, CheckFree Software Solutions, Inc., CheckFree Services Corporation, Security APL, Inc., Servantis Systems, Inc., and Servantis Services, Inc. (Reference is made to Exhibit 10(ee) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

       10(ee)              CheckFree Corporation Incentive Compensation Plan.
                           (Reference is made to Exhibit 10(ff) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

        13        *        Portions of the Annual Report to Stockholders for the
                           year ended June 30, 1998.

        21        *        Subsidiaries of the Company.

        23        *        Consent of Deloitte & Touche LLP.

        24        *        Power of Attorney.

        27        *        Financial Data Schedule.

----------

    *    Filed with this report.
   ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

         (b)      REPORTS ON FORM 8-K

                  The Company filed the following Current Reports on Form 8-K since March 31, 1998:

                  (i) Current Report on Form 8-K, dated March 24, 1998, filed with the Securities and Exchange Commission on April 3, 1998 (Items 5 and 7).

                  (ii) Current Report on Form 8-K, dated April 1, 1998, filed with the Securities and Exchange Commission on April 3, 1998 (Items 5 and 7).

                  (iii) Current Report on Form 8-K, dated April 28, 1998, filed with the Securities and Exchange Commission on May 4, 1998 (Items 5 and 7).

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

                                        CHECKFREE HOLDINGS CORPORATION


Date: September 25, 1998                By: /s/ Allen L. Shulman
                                            --------------------------------
                                            Allen L. Shulman, Executive Vice
                                            President, Chief Financial Officer
                                            and General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 25th day of September, 1998.

         Signature                                   Title

      *Peter J. Kight                  Chairman of the Board, President, and Chief Executive Officer
-------------------------------        (Principal Executive Officer)
    Peter J. Kight


      *Mark A. Johnson                 Vice Chairman - Corporate Development and Marketing and
-------------------------------        Director
    Mark A. Johnson


      /s/Allen L. Shulman              Executive  Vice  President, Chief Financial Officer
-------------------------------        and General Counsel
Allen L. Shulman                       (Principal Financial Officer)



      *Gary A. Luoma, Jr.              Vice President and Chief Accounting Officer
-------------------------------        (Principal Accounting Officer)
    Gary A. Luoma, Jr.



      *William P. Boardman             Director
-------------------------------
    William P. Boardman


      *George R. Manser                Director
-------------------------------
    George R. Manser


      *Eugene F. Quinn                 Director
-------------------------------
    Eugene F. Quinn


      *Jeffrey M. Wilkins              Director
-------------------------------
    Jeffrey M. Wilkins


*By: /s/Curtis A. Loveland
     ---------------------------
        Curtis A. Loveland, Attorney-in-Fact