Form 10-Q
period 1998-09-30
CHECKFREE HOLDINGS CORP \GA\
filed 1998-11-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR
[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the transition period from  _________________ to ___________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES   X   NO
                                                       -----   -----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 50,992,552 shares of Common Stock, $.01 par value, were outstanding at November 11, 1998.

                                  FORM 10-Q

                        CHECKFREE HOLDINGS CORPORATION

                              TABLE OF CONTENTS
                              -----------------

                                                                            PAGE NO.
                                                                            --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

           Condensed Consolidated Balance Sheets as of                        3
              September 30, 1998 and June 30, 1998.

           Condensed Consolidated Statements of                               4
              Operations For the Three Months Ended
              September 30, 1998 and 1997.

           Condensed Consolidated Statements of                               5
              Cash Flows For the Three Months Ended
              September 30, 1998 and 1997.

           Notes to Interim Condensed Consolidated Unaudited                 6-7
              Financial Statements For the Three Months
              Ended September 30, 1998 and 1997.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                          8-16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.   N/A

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings.                                            N/A

     Item 2.   Changes in Securities.                                        N/A

     Item 3.   Defaults Upon Senior Securities.                              N/A

     Item 4.   Submission of Matters to a Vote of Security Holders.          N/A

     Item 5.   Other Information.                                            N/A

     Item 6.   Exhibits and Reports on Form 8-K.                              17

     Signatures                                                               18

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     September 30,         June 30,
                                                                         1998                1998
                                                                     --------------     --------------
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                         $       30,614     $       36,535
   Investments                                                               25,539             24,533
   Accounts receivable, net                                                  37,097             32,960
   Assets held for sale                                                          --             15,881
   Notes receivable                                                          15,382             14,882
   Prepaid expenses and other assets                                          7,990              4,678
   Deferred income taxes                                                      8,460              7,231
                                                                     --------------     --------------
      Total current assets                                                  125,082            136,700
   Property and equipment, net                                               55,074             50,920
   Capitalized software, net                                                 13,527             11,387
   Intangible assets, net                                                    29,726             30,474
   Investments                                                                   --              1,006
   Deferred income taxes                                                     13,345             12,889
   Other noncurrent assets                                                    6,742              6,736
                                                                     --------------     --------------
Total                                                                $      243,496     $      250,112
                                                                     ==============     ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                   $        4,736     $        8,536
  Accrued liabilities                                                        37,752             30,365
  Current portion of long-term obligations                                    1,197              1,180
  Deferred revenue                                                           13,821             19,710
                                                                     --------------     --------------
      Total current liabilities                                              57,506             59,791
Long-term obligations - less current portion                                  7,006              6,467
                                                                     --------------     --------------
      Total Liabilities                                                      64,512             66,258
Stockholders' Equity
  Preferred stock - 15,000,000 authorized shares, $.01 par value;
      no amounts issued or outstanding                                           --                 --
  Common stock - 150,000,000 authorized shares, $.01 par value;
      issued 56,535,428 shares, 56,364,839 shares                               565                564
  Additional paid-in capital                                                492,496            492,109
  Treasury stock - at cost, 1,414,683 shares, 963,295 shares                 (8,152)            (4,362)
  Accumulated deficit                                                      (305,925)          (304,457)
                                                                     --------------     --------------
      Total Stockholders' Equity                                            178,984            183,854
                                                                     --------------     --------------
Total                                                                $      243,496     $      250,112
                                                                     ==============     ==============

See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Three months ended September 30,
                                                 ---------------------------------
                                                      1998               1997
                                                 --------------     --------------
Revenues:
    Processing and servicing                     $       45,054     $       34,510
    License                                               2,971              5,803
    Maintenance                                           4,964              6,841
    Other                                                 3,825              4,933
                                                 --------------     --------------
       Total revenues                                    56,814             52,087

Expenses:
    Cost of processing, servicing and support            37,089             29,331
    Research and development                              6,578              8,068
    Sales and marketing                                   7,824              7,427
    General and administrative                            6,733              5,439
    Depreciation and amortization                         5,966              7,042
    Exclusivity amortization                                 --              2,962
                                                 --------------     --------------
       Total expenses                                    64,190             60,269

Net gain on dispositions of assets                        3,914             25,369
                                                 --------------     --------------

Income (loss) from operations                            (3,462)            17,187

Interest, net                                               793                358
                                                 --------------     --------------

Income (loss) before income taxes                        (2,669)            17,545

Income tax expense (benefit)                             (1,201)             7,774
                                                 --------------     --------------

Net income (loss)                                $       (1,468)    $        9,771
                                                 ==============     ==============

Basic earnings per share:
       Net income (loss) per common share        $        (0.03)    $         0.17
                                                 ==============     ==============
       Equivalent number of shares                       55,510             56,703
                                                 ==============     ==============

Diluted earnings per share:
       Net income (loss) per common share        $        (0.03)    $         0.17
                                                 ==============     ==============
       Equivalent number of shares                       55,510             56,920
                                                 ==============     ==============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Three Months Ended September 30,
                                                                              ---------------------------------
                                                                                        1998               1997
                                                                              --------------     --------------
Cash Flows From Operating Activities:
    Net Income (loss)                                                         $       (1,468)    $        9,771
    Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
       Depreciation and amortization                                                   5,966              7,042
       Exclusivity amortization                                                           --              2,962
       Deferred income taxes                                                          (1,201)             7,774
       Net gain on dispositions of assets                                             (3,914)           (25,369)
       Loss on disposal of property and equipment                                         --                398
       Changes in operating assets and liabilities:
          Accounts receivable                                                            937                723
          Prepaid expenses and other                                                     675               (805)
          Accounts payable                                                            (3,768)            (1,729)
          Accrued liabilities                                                          1,589             (1,101)
          Customer deposits                                                               65                (73)
          Deferred revenues                                                           (2,325)            (2,954)
          Income taxes payable                                                        (1,430)                18
                                                                              --------------     --------------
              Net cash provided by (used in) operating activities                     (4,874)            (3,343)

Cash Flows From Investing Activities:
    Purchase of property and software                                                (10,444)            (3,839)
    Capitalization of software development costs                                      (1,241)                --
    Proceeds from the sale of property and equipment                                      --                340
    Proceeds from the sale of assets                                                  11,421             33,500
    Purchase of investments                                                               --             (7,941)
                                                                              --------------     --------------
              Net cash provided by  (used in) investing activities                      (264)            22,060

Cash Flows From Financing Activities:
    Principal payments under capital lease obligations                                  (175)              (185)
    Proceeds from exercise of stock options including related tax benefits               388                299
    Proceeds from employee stock purchase plan                                         1,070                754
    Purchase of treasury stock                                                        (2,066)                --
                                                                              --------------     --------------

              Net cash provided by (used in) financing activities                       (783)               868
                                                                              --------------     --------------

Net Increase (Decrease) In Cash And Cash Equivalents                                  (5,921)            19,585

Cash And Cash Equivalents At Beginning Of Period                                      36,535             32,086
                                                                              --------------     --------------

Cash And Cash Equivalents At End Of Period                                    $       30,614     $       51,671
                                                                              ==============     ==============

Supplemental Disclosure of Cash Flow Information
    Interest paid                                                             $          128     $          143
                                                                              ==============     ==============
    Income taxes paid                                                         $        1,624     $          339
                                                                              ==============     ==============
    Capital lease additions                                                   $        1,583 $               --
                                                                              ==============     ==============
    Unsettled portion of treasury share repurchase                            $        3,757 $               --
                                                                              ==============     ==============
    Treasury share funding of 401(k) match                                    $          963     $        1,692
                                                                              ==============     ==============

   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         1. The accompanying condensed consolidated unaudited financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

         2. Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to shareholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. The following table reconciles differences in income and shares outstanding between basic and dilutive for the periods indicated.


                                                          For the Three Months Ended
                            -------------------------------------------------------------------------------------
                                       September 30, 1998                           September 30, 1997
                            ----------------------------------------------   ------------------------------------
                              Income         Shares         Per-Share       Income         Shares       Per-Share
                            (Numerator)   (Denominator)      Amount       (Numerator)   (Denominator)     Amount
                            -----------   -------------    -----------    -----------   -------------   ---------
                                                     (in thousands, except per share data)
Basic EPS
  Income (loss) available
   to common
   shareholders              $(1,468)       55,510          $(0.03)          $9,771         56,703          $0.17
                                                            =======                                         =====

  Effect of Dilutive
   Securities Stock
   Option                          0             0                                0            217
                             --------       ------                           ------         ------

Diluted EPS
  Income (loss)
   available to
   stockholders and
   assumed conversions       $(1,468)       55,510          $(0.03)          $9,771         56,920          $0.17
                             ========       ======          =======          ======         ======          =====

         There were 4,492,868 and 258,854 options to purchase shares of common stock at various prices outstanding at September 30, 1998 and 1997, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period.

         3. In the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components of comprehensive income applicable to the Company would include net income and unrealized gains or losses on the Company's available-for-sale securities. There were no available-for-sale securities held during the quarter ended September 30, 1998 and the carrying value of available-for-sale securities held during the quarter ended September 30, 1997 approximated market value. As a result, there were no reported unrealized gains or losses reported on available-for-sale securities in either period.

         4. In the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. The adoption of this Statement did not have a material impact on the Company's disclosures.

         5. In the quarter ended September 30, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Statement provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The adoption of the Statement did not result in a material impact on reported results.

         6. During the quarter ended September 30, 1998, the Company issued 74,981 shares of common stock out of treasury to fund its 401(k) match, the cost of which was accrued during the year ended June 30, 1998. Additionally, during the quarter ended September 30, 1998, the Company issued 48,631 shares of common stock out of treasury in conjunction with the employee stock purchase plan which was funded through employee payroll deductions accumulated in the immediately preceding six-month period.

         7. During the quarter ended September 30, 1998, the Company purchased 575,000 shares of its common stock and recorded them as treasury shares. Of the total shares repurchased, settlement of trades on 200,000 shares was completed within the quarter and the remaining trades were settled by October 5, 1998.

         8. On September 11, 1998, the Company sold certain software and other assets related to its mortgage line of business for $19.1 million, net of a working capital adjustment. As part of the sale agreement, the Company retained responsibility for certain customer obligations and agreed to subcontract with the acquiring company to perform consulting services at retail hourly rates for these retained obligations. The Company received cash of $15 million, net of $4.0 million of prepaid subcontract services due the acquiring company. The net gain on the sale of $6.4 million is included in the Net Gain on Dispositions of Assets in the Company's Statement of Operations.

         9. On October 1, 1998, the Company sold certain software and other assets related to its imaging line of business for $0.8 million consisting of a note receivable of $0.5 million and future services of $0.3 million. The estimated loss on the sale of $2.4 million was recorded in the quarter ended September 30, 1998 and is included in the Net Gain on Dispositions of Assets in the Company's Statement of Operations.

        10. Certain amounts in the June 30, 1998 balance sheet have been reclassified to conform with the September 30, 1998 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the three months ended September 30, 1997 have been reclassified to conform with September 30, 1998 presentation.

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

         The Company is the leading provider of electronic commerce services, software and related products for over 2.5 million consumers, 1,000 businesses and 850 financial institutions. The Company designs, develops and markets services that enable its customers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. As a result of significant acquisitions in 1996 and 1997, the Company operates in three business segments: Electronic Commerce, Software, and Investment Services. The Company's electronic transaction processing services, software, and related products are targeted to financial institutions, businesses, institutional investment portfolio managers, and their customers.

         The Company remains focused on quality enhancement combined with efficiency improvement in anticipation of overall market growth. The Company is driving to improve the profitability of the business through efforts to facilitate revenue growth in all business segments and improve cost efficiency primarily in remittance, customer care and data processing. From a revenue perspective the Company is taking several steps to promote growth. In the Electronic Commerce segment, the Company is currently reliant upon its financial institution customers to promote its electronic bill payment, banking and bill presentment product offerings. The Company supports financial institutions' efforts to convert from a personal computer based software front-end offering to a more efficient web-based offering. As financial institutions complete their web-based offerings and revitalize marketing efforts toward electronic bill payment and electronic banking, the Company believes this will result in enhanced subscriber growth. An important variable in the anticipated subscriber growth is the timing of the rollout of these web-based offerings. Additionally, Company efforts to rapidly enroll significant national merchants in electronic bill presentment programs, which will be integrated with financial institutions' electronic bill payment and banking offerings, will allow consumers complete electronic "round trip" payment capabilities. The growth in bill presentment is expected to drive growth in bill payment revenue through a more complete electronic offering, more so than providing a new stand alone revenue stream. Efforts are also underway to provide enhanced product offerings in both the Software and Investment Services business segments, which are expected to further enhance revenue growth opportunities in these segments as well. As a result of integration of the various acquisitions, the completion of the data center consolidation in Norcross, Georgia and the continued rollout of project Genesis (which is designed to provide a single, state of the art processing platform and to promote customer care efficiency), economies of scale and leverage are inherent in the Company's business model. Improvements in remittance and customer care cost efficiency and quality will primarily be driven by an increased percentage of electronic versus paper transaction processing and the design and implementation of electronic customer self help offerings. Improvements in data processing costs and quality are addressed by the Genesis project, which will also contribute to an increased percentage of electronic versus paper transactions.

         The Company expects that these efforts will allow it to defend and extend its leading position in the rapidly growing electronic commerce market. Barring any unforeseen circumstances, this trend is expected to continue in the foreseeable future. There can be no assurance, however, that the Company will be able to successfully compete against current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on its business, operating results, and financial condition.

RESULTS OF OPERATIONS

         The following table sets forth, as percentages of total operating revenues, certain consolidated statements of operations' data:


                                                 Three months ended September 30,
                                                  -----------------------------------
                                                        1998                1997
                                                  ---------------     ---------------

Total revenues:                                             100.0%              100.0%

Expenses:
     Cost of processing, servicing and support               65.3%               56.3%
     Research and development                                11.6%               15.5%
     Sales and marketing                                     13.8%               14.3%
     General and administrative                              11.9%               10.4%
     Depreciation and amortization                           10.5%               13.5%
     Exclusivity amortization                                 0.0%                5.7%
                                                  ---------------     ---------------
         Total expenses                                     113.0%              115.7%

Net gain on disposition of assets                             6.9%               48.7%
                                                  ---------------     ---------------

Income (loss) from operations                                -6.1%               33.0%

Interest, net                                                 1.4%                0.7%
                                                  ---------------     ---------------

Income (loss) before income taxes                            -4.7%               33.7%

Income tax expense (benefit)                                 -2.1%               14.9%
                                                  ---------------     ---------------

Net income (loss)                                            -2.6%               18.8%
                                                  ===============     ===============


         Revenue increased 9%, from $52.1 million to $56.8 million, for the three months ended September 30, 1997 and 1998, respectively. The increases is due primarily to internal growth in the Company's Electronic Commerce and Investment Services business, offset by a reduction in reported revenue in the Software business. Reported Software business revenue reductions are the result of divestitures of the Company's recovery management business in August 1997, its item processing business in March 1998, its wire and electronic banking business in April 1998, its leasing business in July 1998 and its mortgage business in September 1998. On a pro forma basis, excluding the impact of the divested software products and the discontinuance of the Web Investor business in the Electronic Commerce segment in June 1998, revenue increased 26% on a year over year basis. A 26% growth in electronic commerce revenue, 29% growth in investment services revenue and 24% growth in software revenue drove this adjusted consolidated revenue growth. Growth in Electronic Commerce revenue was primarily the result of subscriber growth of 27% to over 2.5 million on a year over year basis. Investment Services revenue growth is due primarily to an increase in portfolios managed from 371,000 at September 30, 1997 to 546,000 at September 30, 1998. In the quarter ended September 30, 1998, reported software revenue included approximately $1.7 million of revenue from business ultimately divested during the quarter. Therefore, retained Software segment revenue actually grew 2% on a year over year basis, as the first quarter of the fiscal year is typically very slow in this segment.

         Processing and servicing revenue increased $10.5 million, or 31%, from $34.5 million for the three months ended September 30, 1997 to $45.0 million for the same period in 1998. This growth was due primarily to the increase in subscribers in the Electronic Commerce segment and the increase in portfolios managed in the Investment Services segment mentioned previously.

         Reported license revenue declined by $2.8 million, or 49%, from $5.8 million for the three months ended September 30, 1997 to $3.0 million for the same period in 1998. On a pro forma basis, excluding the impact of divested software businesses mentioned previously, license revenue declined from $3.9 million to $3.0 million for the three months ended September 30, 1997 and 1998, respectively. The relatively low license performance in both periods is due to typically low seasonal license sales in the first fiscal quarter in the Software segment.

         Reported maintenance revenue declined by $1.8 million, or 26%, from $6.8 million to $5.0 million for the three months ended September 30, 1997 and 1998, respectively. On a pro forma basis, excluding the impact of divested software businesses mentioned previously, maintenance revenue increased from $3.8 million in the three months ended September 30, 1997 to $5.0 million for the same period in 1998. This is due primarily to the first year maintenance impact of strong sales of reconciliation and compliance software in the last half of fiscal 1998.

         Reported other revenue, consisting mostly of consulting fees, declined by $1.1 million, or 22%, from $4.9 million to $3.8 million for the three months ended September 30, 1997 and 1998, respectively. On a pro forma basis, excluding the impact of divested Software businesses mentioned previously, other revenue increased from $3.2 million to $3.8 million on a year over year basis. This growth is due primarily to increased implementation fees in retained software businesses and Investment Services.

         The cost of processing, servicing and support was $37.9 million and $29.3 million, or 65.3% and 56.3% of total revenue for the three months ended September 30, 1998 and 1997, respectively. Cost of processing as a percentage of servicing only revenue (all revenue except license) was 68.9% and 63.4% for the three months ended September 30, 1998 and 1997, respectively. Revenue growth in Electronic Commerce has slowed temporarily as financial institutions convert from a personal computer software-based front-end to a web-based offering for their customers. During this time, the Company is continuing to invest in customer care resources in anticipation of expected revenue growth when these web-based conversions are completed and the financial institutions reinstate related marketing efforts toward subscriber growth. Additionally, the Company is currently incurring the cost of electronic bill presentment or E-Bill implementations with little current revenue to offset the cost. E-Bill implementations are expected to have a positive influence on bill payment subscriber growth more so than to provide a stand-alone revenue stream.

         Research and development costs were $6.6 million and $8.1 million, or 11.6% and 15.5% of total revenue for the three months ended September 30, 1998 and 1997, respectively. The drop in absolute dollars is due primarily to two factors. First, software development resources left the Company in conjunction with the software divestitures indicated previously. Additionally, in the prior year, development activities related to the core development of Genesis were not deemed appropriate for capitalization under FAS 86. In the quarter ended September 30, 1998, capitalization is appropriate on projects promoting new functionality designed to improve revenue and/or efficiency, such as customer self help initiatives and an integrated bill payment and bill presentment offerings. In this regard, approximately $1.2 million of development costs were capitalized in the quarter. Total expenditures for research and development activities as a percentage of revenue during the period were therefore about the same as in the quarter ended September 30, 1997. The Company is continuing to focus significant resources in research and development activities in anticipation and support of revenue growth, quality improvement, and efficiency enhancement opportunities. Capitalized development expenses may reach as much as $10 million during the fiscal year.

         Sales and marketing costs were $7.8 million and $7.4 million, or 13.8% and 14.3% of revenue for the three months ended September 30, 1998 and 1997, respectively. The loss of sales personnel and related variable commission and other costs from the divested software businesses has been replaced by sales personnel added to support increased activity in the bill presentment area. Additionally, in the quarter ended September 30, 1998, incremental costs were incurred in the creation and launch of a new trade group, the Electronic Banking Association, which is intended to increase the general population's awareness and interest in the electronic banking industry.

         General and administrative expenses were $6.7 million and $5.4 million, or 11.9% and 10.4% of revenue for the three months ended September 30, 1998 and 1997, respectively. Historical growth in infrastructure costs has remained below the rate of revenue growth, as the Company has been able to leverage its existing infrastructure. The divestiture of the various software businesses has not resulted in a corresponding reduction in infrastructure as business specific systems and administrative functions must remain in place to support retained software businesses, as well as the growing Electronic Commerce and Investment Services segments. As anticipated revenue growth materializes in the third and fourth quarters of the fiscal year, management expects general and administrative costs to decline as a percentage of revenue from its current levels to be more in line with historical experience.

         Depreciation and amortization expenses decreased by $1.1 million on a year over year basis. Divestitures of the various software businesses have resulted in a significant reduction in related tangible and intangible assets. The resulting decrease in depreciation and amortization expense more than offsets added depreciation costs resulting from capital additions throughout fiscal 1998 primarily in support of the data center migration to Norcross, Georgia and the development of project Genesis.

         Exclusivity amortization of $2.9 million in the three months ended September 30, 1997 was the final amortization expense related to the exclusivity arrangement entered into with Intuit in conjunction with the purchase of Intuit Services Corporation ("ISC").

         The net gain on dispositions of assets is the result of various transactions in the periods presented. The gain of $3.9 million in the three months ended September 30, 1998 is the net result of the gain on the sale of the mortgage business of approximately $6.4 million and the estimated loss on the sale of the imaging business of approximately $2.4 million. The gain of $25.4 million in the three months ended September 30, 1997 is the net result of the gain on the sale of the credit management business of $28.4 million less charges of $3.0 million related to certain equipment and capitalized costs where management determined the book value of the related assets exceeded their net realizable value.

         Net interest income increased from $0.4 million to $0.8 million for the three months ended September 30, 1997 and 1998, respectively. Average invested assets increased by $8.8 million from $50.3 million to $59.1 for the same respective periods. Additionally, the Company incurred non recurring interest expense in the three months ended September 30, 1997 resulting from a $10 million liability due Intuit in October 1997 per the ISC purchase agreement.

         The Company reported an income tax benefit of $1.2 million and an income tax expense of $7.8 million in the three month periods ended September 30, 1998 and 1997, respectively. The related effective tax rates were 45% and 44.3% for the same respective periods. The reported effective tax rates differ from the blended statutory rate of 40% due primarily to goodwill amortization and other costs that are not deductible for income tax purposes.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):


                                              Three Months Ended September 30,
                                              ------------------------------
                                                   1998             1997
                                              -------------    -------------
        Operating Revenue:
           Electronic Commerce                $      38,087    $      30,305
           Software                                  10,195           15,148
           Investment Services                        8,532            6,634
                                              -------------    -------------
             Total Operating Revenue          $      56,814    $      52,087
                                              =============    =============

                                               Three Months Ended September 30,
                                                ------------------------------
                                                     1998              1997
                                                -------------     -------------

        Operating Income (Loss):
           Electronic Commerce                  $      (4,610)    $        (892)
           Software                                     1,215               202
           Investment Services                          1,795             1,072
           Corporate                                   (5,776)           (5,601)
           Exclusivity                                     --            (2,963)
           Net Gain on Disposition of Assets            3,914            25,369
                                                -------------     -------------
             Total Operating Income (Loss)      $      (3,462)    $      17,187
                                                =============     =============

         Revenue in the Electronic Commerce segment increased by $7.8 million, or 26%, from $30.3 million to $38.1 million for the three months ended September 30, 1997 and 1998, respectively. This increase is due primarily to an increase of 27% in subscribers to over 2.5 million on a year over year basis. Operating losses in the Electronic Commerce segment increased from $0.9 million for the three months ended September 30, 1997 to $4.6 million for the same period in 1998. On a pro forma basis, excluding the Web Investor business that was discontinued in 1998, operating losses increased from $0.7 million to $4.6 million for the same periods, respectively. As previously indicated, revenue growth has slowed temporarily as financial institutions convert their personal computer software-based front-end interfaces to the Company's electronic bill payment and banking processes to more efficient web-based front-end interfaces. During this time the Company has continued to commit resources geared toward quality and efficiency improvement in anticipation of the revenue growth when financial institutions complete their technology conversions and refocus marketing efforts toward subscriber growth. Investments include additional customer care resources geared toward improved quality and significant E-Bill implementation costs, which are not offset by significant related revenue. While the Company expects that revenue will begin to grow at an increasing rate during the third quarter of the fiscal year, such increasing revenue growth is currently dependent upon financial institutions completing their technology conversions and implementing planned marketing programs in a timely fashion.

         Software segment revenue declined from $15.1 million in the three months ended September 30, 1997 to $10.2 million on a reported basis in the same period in 1998. On a pro forma basis, net of the impact of divested software businesses, revenue increased from $8.3 million to $10.2 million for the three months ended September 30, 1997 and 1998, respectively. The 1998 quarterly results included $1.8 million of revenue from products divested during the quarter, therefore, retained business revenue grew from $8.3 million to $8.4 million from 1997 to 1998. The first quarter of the fiscal year is typically very slow in the Software segment from a revenue perspective. Reported operating profit increased from $0.2 million to $1.2 million for the three months ended September 30, 1997 and 1998, respectively. On a pro forma basis, operating profit decreased from $1.6 million to $1.2 million for the same respective periods. The retained businesses, net of $1.6 million of operating losses in divested businesses in the first quarter of 1998, incurred operating profit growth from $1.6 million to $2.8 million for the three months ended September 30, 1997 and 1998, respectively. The increase in retained business profit is a reporting anomaly related to allocated corporate fixed costs in the 1997 quarter. The 1997 results are carrying the full burden of fixed overhead from the Software segment to avoid unreasonably impacting other segments on a restated pro forma basis. If the effect of allocations is ignored, underlying operating profit margins in the Software segment are relatively consistent from year to year.

         Revenue in the Investment Services segment has increased by $1.9 million, or 29%, from $6.6 million to $8.5 million in the three months ended September 30, 1997 and 1998, respectively. This revenue growth is primarily the result of an increase in portfolios managed from 371,000 to 546,000 on a year over year basis. Operating income increased from $1.1 million to $1.8 million on a year over year basis as the segment has been able to leverage its existing infrastructure in light of increased portfolio growth.

         The Corporate segment represents charges for the human resources, legal, accounting and finance and various other of the Company's unallocated overhead charges. Corporate incurred operating costs of $5.7 million in the quarter ended September 30, 1998 versus $5.6 million in the same period in 1997. The unallocated portion of the Company's costs have remained fairly consistent in light of total revenue growth due to management's ability to leverage these resources as the dynamics of the other operating segments have changed over the past year.

         Exclusivity amortization of $2.9 million in the three months ended September 30, 1997 was the final amortization expense related to the exclusivity arrangement entered into with Intuit in conjunction with the purchase of ISC.

         The net gain on dispositions of assets is the result of various transactions in the various periods presented. The gain of $3.9 million in the three months ended September 30, 1998 is the net result of the gain on the sale of the mortgage business of approximately $6.4 million and the estimated loss on the sale of the imaging business of approximately $2.4 million. The gain of $25.4 million in the three months ended September 30, 1997 is the net result of the gain on the sale of the credit management business of $28.4 million less charges of $3.0 million related to certain equipment and capitalized costs where management determined the book value of the related assets exceeded their net realizable value.

         The following table represents pro forma segment revenue and operating profit information, by quarter for fiscal year 1998, net of divested businesses. This information may be used quarterly for the remainder of the year to better understand trends in the underlying businesses



                                                                 Three months ended
                                    ----------------------------------------------------------------------------
PRO FORMA FISCAL 1998 RESULTS        September 30,        December 31,         March 31,            June 30,
         (in thousands)                  1997                 1997                1998                1998
                                    ---------------     -----------------     -------------     ----------------
Operating Revenue:
Electronic Commerce                 $        30,088     $          32,452     $      35,949     $         38,773
Software                                      8,254                 8,824             9,030               11,324
Investment Services                           6,617                 7,366             7,588                8,179
                                    ---------------     -----------------     -------------     ----------------
Total Segment Operating Revenue     $        44,959     $          48,642     $      52,567     $         58,276
                                    ===============     =================     =============     ================

Operating Income (Loss):
Electronic Commerce                 $          (689)    $             (23)    $         795     $           (535)
Software                                      1,599                 2,699             2,322                4,095
Investment Services                           1,050                 1,397             1,703                2,076
Corporate                                    (5,685)               (5,023)           (4,654)              (4,760)
                                    ---------------     -----------------     -------------     ----------------
Total Operating Income (Loss)*      $        (3,725)    $            (950)    $         166     $            876
                                    ===============     =================     =============     ================

      *  Exclusivity amortization, Net gain on dispositions of assets, In-process research and development and
         Charge for stock warrants have been omitted to facilitate understanding of the underlying business segments.

YEAR 2000 READINESS

         The goal of the Company is to ensure that all systems and products will be ready for any date-based processing related to the millennium. The following readiness disclosure is presented for each of the Company's business segments:
Electronic Commerce, Software and Investment Services.

         State of Readiness. The Company is moving all of its Electronic Commerce Division processing to Year 2000-ready environments and is making satisfactory progress to ensure that all of its systems will be ready for any date-based functions related to the millennium. An inventory of all information technology and non-information technology systems is maintained and periodically updated. Those functions that are likely to have a material effect on Company business have been identified and assessed. Validation is based on third-party representations and/or internal testing. Based on a review of third-party representations, the Company is not currently aware of any third-party issue applicable to the Year 2000 that is likely to have a material impact on the conduct of business, the results of operations or the financial condition of the Company. The Company has not performed its own tests on these third-party systems and no assurances can be given at this time that these systems are Year 2000-ready.

         The Federal Financial Institutions Examination Council ("FFIEC") has issued guideline dates for financial institutions and service providers (such as the Company). The following key dates provided with this guidance are part of the Company's project plan.

         - December 31, 1998 - Testing of internal mission-critical systems should be substantially complete. Service providers should be ready to test with customers.

         - March 31, 1998 - Testing by institutions relying on service providers for mission-critical systems should be substantially complete. External testing with material other third parties (customers, other financial institutions, business partners, payment system providers, etc.) should have begun.

         - June 30, 1999 - Testing of mission-critical systems should be complete and implementation should be substantially complete.

         Previous implementation phases included building a Year 2000-ready data center and the physical move of the processing systems to that center. The final implementation phase will include the planned migration of customers from the Chicago and Columbus systems to the Year 2000-ready environment followed by applicable testing on that system to be completed by the middle of 1999. In anticipation of limited customer migration from the Austin system to Genesis before January 1, 2000, the Austin system has been made Year 2000-ready and testing with financial institutions is underway. Any of the existing systems or facilities that will be retained have been or will be made Year 2000-ready by the end of calendar 1998. During the first half of calendar 1999, the Company will address any remaining Year 2000 functions that are not considered mission-critical.

         Costs to Address the Company's Year 2000 Issues. Although the development of Genesis has taken into account relevant Year 2000 issues, the planned conversion was not accelerated due to Year 2000 issues and Year 2000 costs are not included in development for the Norcross system. The following chart reflects the Company's Year 2000 specific costs. The fiscal year 1998 costs are attributed to remediation of legacy systems and applications. The cost to complete includes remediation, testing and independent verification but is primarily budgeted to remedy any Year 2000 related situations that management has not heretofore anticipated.


                                                   (In thousands)
                       ---------------------------------------------------------------------------
                                                            YEAR ENDED JUNE 30,
                                                           ---------------------
                                         YEAR TO
                          COST TO       DATE FISCAL
  BUSINESS SEGMENT       COMPLETE          1999            1998            1997           TOTAL
-------------------    ------------    ------------    ------------    ------------    ------------
Electronic Commerce    $      1,189    $        211    $        100    $         --    $      1,500
Software                        300             200             500              --           1,000
Investment Services             425             276             375              --           1,076
Corporate                       249              51              --              --             300
                       ------------    ------------    ------------    ------------    ------------
Total                  $      2,163    $        738    $        975    $         --    $      3,876
                       ============    ============    ============    ============    ============

         Risks of the Company's Year 2000 Issues. In order to accurately process transactions, the Company must rely on technology supported by its customers and suppliers. Transaction processing relies on transmissions of data from consumer personal computers, through financial institution and merchant web servers and the Internet, over third party data and voice communication lines, and through the Federal Funds System. Failure by the Company, its customers or suppliers to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to process transactions and have a direct impact on its ability to process transactions and have a direct impact on its ability to generate revenue per agreements with financial institution, portfolio management, merchant and direct customers. This in turn could have a material impact on the conduct of the business, the results of operations and the financial condition of the Company. Accordingly, the Company plans to address all Year 2000 issues before problems materialize. The Company believes that associated costs are adequately budgeted for in its fiscal 1999 business plans. However, should efforts on the part of the Company, its customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue to the Company.

         The Company's Contingency Plans. The Company is internally reviewing and testing all mission-critical systems and major system components for Year 2000 readiness and intends to have an independent review of this testing completed by the end of calendar 1998. Additionally, Year 2000 considerations will be incorporated into the Company's business contingency plans in the same timeframe.

         The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers or unforeseen circumstances.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1998, the Company's operating activities used cash of $4.9 million. While the Company incurred a net loss of only $1.5 million for the quarter, cash payments for annual incentive bonuses and commissions on year-end license sales are made in the first quarter of the fiscal year, which has a significant impact on cash flow from operations. From an investing perspective, during this same three month period, the Company incurred a net use of $0.3 million of cash. This amount is made up of net receipts of $11.4 million for software business unit sales offset by capital expenditures of $10.5 million and capitalization of software development costs of $1.2 million. In the financing area the Company used $0.8 million of cash. The Company purchased shares of its common stock and settled trades of $2.1 million in the quarter and made principle payments under capital leases of $0.2 million. These expenditures were offset by proceeds of $1.1 million from the employee stock purchase plan and $0.4 million in exercised stock options. As of September 30, 1998, the Company had $67.6 million of available working capital and its balance sheet reflects a related current ratio of 2:2.

         In the first several days of October 1998, the Company expended $29.1 million on additional purchases of its common stock and as of October 10, 1998, the resulting cash and cash equivalent balance was approximately $27 million. The Company has received Board approval to purchase up to an additional
1.3 million shares should the appropriate circumstances arise. By the end of the third quarter of the fiscal year, the Company plans to sell its existing building in Columbus, Ohio and is considering mortgaging the new building in Dublin, Ohio or entering into a sale and leaseback arrangement with the new facility. The real estate transactions are expected to generate net cash in excess of $10 million. Additionally, the Company expects to earn a profit in the year ended June 30, 1999 and expects to generate positive cash flow from operations in the second half of the year. As a result, the Company believes that existing cash and expected cash from operations and real estate transactions will be sufficient to meet presently anticipated operating, working capital and capital expenditure requirements for the foreseeable future. To the extent that additional capital resources may be needed, the Company has access to a $20 million line of credit.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involving risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended June 30, 1998 and the Company's Proxy Statement for the Annual Meeting of Stockholders held on November 9, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

         (b)      REPORTS ON FORM 8-K.

         The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A current report on Form 8-K, dated September 9, 1998, was filed with the Securities and Exchange Commission on September 14, 1998 (Items 5 and 7).

                  (ii) A current report on Form 8-K, dated October 9, 1998, was filed with the Securities and Exchange Commission on October 13, 1998 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHECKFREE HOLDINGS CORPORATION


Date:  November 13, 1998        By: /s/ Allen L. Shulman
                                    --------------------------------------------
                                    Allen L. Shulman, Executive Vice President,
                                    Chief Financial Officer, and General
                                    Counsel*
                                    (Principal Financial Officer)



Date:  November 13, 1998        By: /s/ Gary A. Luoma, Jr.
                                    --------------------------------------------
                                    Gary A. Luoma, Jr., Vice President, Chief
                                    Accounting Officer, and Assistant Secretary
                                    (Principal Accounting Officer)


* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                   CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

                                  EXHIBIT INDEX

      EXHIBIT                         EXHIBIT                    EXHIBIT INDEX
      NUMBER                        DESCRIPTION                   PAGE NUMBER
      ------                        -----------                   -----------




        27        *             Financial Data Schedule.

------------------------

*  Filed with this report.