Form 10-Q
period 1998-12-31
CHECKFREE HOLDINGS CORP \GA\
filed 1999-02-12
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the transition period from                           to
                              -------------------------    ---------------------

                         Commission file number: 0-26802

                         CHECKFREE HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        58-2360335
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 51,079,710 shares of Common Stock, $.01 par value, were outstanding at February 8, 1999.

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                              PAGE NO.
                                                                                              --------

PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets as of                               3
                           December 31, 1998 and June 30, 1998

                      Condensed Consolidated Statements of                                      4
                           Operations For the Three and Six Months Ended
                           December 31, 1998 and 1997

                      Condensed Consolidated Statements of                                      5
                           Cash Flows For the Six Months Ended
                           December 31, 1998 and 1997

                      Notes to Interim Condensed Consolidated Unaudited                       6-8
                           Financial Statements For the Six Months
                           Ended December 31, 1998 and 1997

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     9-17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   N/A

PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            N/A

         Item 2.  Changes in Securities                                                        N/A

         Item 3.  Defaults Upon Senior Securities                                              N/A

         Item 4.  Submission of Matters to a Vote of Security Holders                           18

         Item 5.  Other Information                                                            N/A

         Item 6.  Exhibits and Reports on Form 8-K                                           18-19

         Signatures                                                                             20

                                           PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              December 31,                June 30,
                                                                                  1998                      1998
                                                                          --------------------      ---------------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                $            14,403      $              36,535
  Investments                                                                            6,924                     24,533
  Accounts receivable, net                                                              35,118                     32,960
  Assets held for sale                                                                      --                     15,881
  Notes receivable                                                                      15,382                     14,882
  Prepaid expenses and other                                                             7,524                      4,678
  Deferred income taxes                                                                  5,997                      7,231
                                                                          --------------------      ---------------------
      Total current assets                                                              85,348                    136,700
  Property and equipment, net                                                           56,942                     50,920
  Capitalized software, net                                                             14,404                     11,387
  Intangible assets, net                                                                28,779                     30,474
  Investments                                                                               --                      1,006
  Deferred income taxes                                                                 26,161                     12,889
  Other noncurrent assets                                                                6,471                      6,736
                                                                          --------------------      ---------------------
Total                                                                       $          218,105       $            250,112
                                                                          ====================      =====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                          $            6,081       $              8,536
  Accrued liabilities and other                                                         25,313                     30,365
  Current portion of long-term obligations                                               1,071                      1,180
  Deferred revenue                                                                      13,598                     19,710
                                                                          --------------------      ---------------------
      Total current liabilities                                                         46,063                     59,791
Long-term obligations - less current portion                                             6,816                      6,467
                                                                          --------------------      ---------------------
      Total Liabilities                                                                 52,879                     66,258
Stockholders' Equity
  Preferred stock - 15,000,000 authorized shares, $.01 par value;
      no amounts issued or outstanding                                                      --                         --
  Common stock - 150,000,000 authorized shares, $.01 par value;
      issued 56,545,962 shares, 56,364,839 shares;
      outstanding 52,000,938 shares, 56,364,839 shares                                     520                        564
  Additional paid-in capital                                                           465,296                    492,109
  Treasury stock - at cost, 1,000,000 shares, 963,295 shares                            (6,040)                    (4,362)
  Accumulated deficit                                                                 (294,550)                  (304,457)
                                                                          --------------------      ---------------------
      Total Stockholders' Equity                                                       165,226                    183,854
                                                                          --------------------      ---------------------
Total                                                                       $          218,105       $            250,112
                                                                          ====================      =====================


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three months ended December 31,        Six months ended December 31,
                                                ----------------------------------    ----------------------------------
                                                      1998               1997              1998                1997
                                                ---------------    ---------------    ---------------    ---------------
Revenues:
    Processing and servicing                    $        48,521    $        38,436    $        93,575    $        72,946
    License                                               3,441              7,491              6,412             13,295
    Maintenance                                           4,238              6,419              9,202             13,260
    Other                                                 3,405              4,169              7,230              9,102
                                                ---------------    ---------------    ---------------    ---------------
       Total revenues                                    59,605             56,515            116,419            108,603
Expenses:
    Cost of processing, servicing and support            34,368             30,788             71,457             60,119
    Research and development                              5,579              8,729             12,157             16,797
    Sales and marketing                                   7,408              7,883             15,232             15,310
    General and administrative                            7,625              5,093             14,358             10,532
    Depreciation and amortization                         6,033              6,074             11,999             13,116
    In process research and development                    --                  719               --                  719
    Exclusivity amortization                               --                 --                 --                2,963
                                                ---------------    ---------------    ---------------    ---------------
       Total expenses                                    61,013             59,286            125,203            119,556
Net gain on dispositions of assets                         --                 --                3,914             25,369
                                                ---------------    ---------------    ---------------    ---------------
Income (loss) from operations                            (1,408)            (2,771)            (4,870)            14,416
Interest, net                                               426                756              1,219              1,113
                                                ---------------    ---------------    ---------------    ---------------
Income (loss) before income taxes                          (982)            (2,015)            (3,651)            15,529
Income tax expense (benefit)                            (12,357)              (323)           (13,558)             7,450
                                                ---------------    ---------------    ---------------    ---------------
Net income (loss)                               $        11,375    $        (1,692)   $         9,907    $         8,079
                                                ===============    ===============    ===============    ===============
Basic earnings per share:
    Net income (loss) per common share          $          0.22    $         (0.03)   $          0.19    $          0.15
                                                ===============    ===============    ===============    ===============
    Equivalent number of shares                          51,326             55,028             53,419             54,846
                                                ===============    ===============    ===============    ===============
Diluted earnings per share:
    Net income (loss) per common share          $          0.22    $         (0.03)   $          0.18    $          0.14
                                                ===============    ===============    ===============    ===============
    Equivalent number of shares                          52,553             55,028             54,664             57,135
                                                ===============    ===============    ===============    ===============


   See Notes to Interim Condensed Consolidated Unaudited Financial Statements

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended December 31,
                                                                             -----------------------------
                                                                                 1998              1997
                                                                             ------------    ------------
Cash Flows From Operating Activities:
    Net Income                                                               $      9,907    $      8,079
    Adjustments to reconcile net income to cash provided
    by operating activities:
       Depreciation and amortization                                               11,999          13,116
       Exclusivity amortization                                                      --             2,963
       Deferred income taxes                                                      (11,554)          6,943
       Net gain on dispositions of assets                                          (3,914)        (25,369)
       Write-off of in process research and development                              --               719
       Loss on disposal of property and equipment                                    --               498
       Proceeds from maturities and sales of investments, net-trading              17,609            --
       Changes in operating assets and liabilities:
          Accounts receivable, net                                                  2,916             733
          Prepaid expenses and other                                                  207          (1,394)
          Accounts payable                                                         (2,422)         (1,483)
          Accrued liabilities and customer deposits                                (2,515)          1,071
          Deferred revenues                                                        (2,549)         (5,241)
          Income taxes payable                                                     (4,541)             17
                                                                             ------------    ------------
              Net cash provided by operating activities                            15,143             652

Cash Flows From Investing Activities:
   Purchase of property and software                                              (16,750)         (8,717)
   Capitalization of software development costs                                    (2,776)           --
   Proceeds from the sale of property and equipment                                  --               340
   Purchase of business, net of cash acquired                                        --           (11,000)
   Proceeds from purchase price adjustment                                           --             8,889
   Proceeds from the sale of assets                                                11,421          33,500
   Purchase of investments                                                           --            (7,941)
   Proceeds from maturities and sales of investments, net                           1,006           2,898
                                                                             ------------    ------------
              Net cash provided by (used in) investing activities                  (7,099)         17,969

Cash Flows From Financing Activities:
   Repayment of stockholder and other notes payable                                  --               (44)
   Principal payments under capital lease obligations                                (621)           (415)
   Purchase of treasury stock                                                     (31,161)           --
   Proceeds from exercise of stock options including related tax benefits             536             807
   Proceeds from employee stock purchase plan                                       1,070             754
                                                                             ------------    ------------
              Net cash provided by (used in) financing activities                 (30,176)          1,102
                                                                             ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (22,132)         19,723

Cash and Cash Equivalents at Beginning of Period                                   36,535          32,086
                                                                             ------------    ------------

Cash and Cash Equivalents at End of Period                                   $     14,403    $     51,809
                                                                             ============    ============

Supplemental Disclosure of Cash Flow Information
    Interest paid                                                            $        349    $        268
                                                                             ============    ============
    Income taxes paid                                                        $      2,353    $      1,121
                                                                             ============    ============
    Capital lease additions                                                  $      1,583    $       --
                                                                             ============    ============
    Treasury share funding of 401(k) match                                   $        963    $      1,692
                                                                             ============    ============

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended December 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

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

                                                                For the Six Months Ended
                           --------------------------------------------------------------------------------------------------
                                         December 31, 1998                                   December 31, 1997
                           ----------------------------------------------     -----------------------------------------------
                               Income           Shares        Per-Share           Income           Shares         Per-Share
                            (Numerator)     (Denominator)       Amount         (Numerator)     (Denominator)       Amount
                            -----------     -------------       ------         -----------     -------------       ------
                                                         (in thousands, except per share data)
Basic EPS
  Income (loss)
  available to common
  shareholders                  $9,907            53,419         $0.19             $8,079            54,846          $0.15
                                                                 =====                                               =====
Effect of Dilutive
  Securities
  Stock options                      0             1,245                                0             2,289
                                ------             -----                           ------             -----
Diluted EPS
  Income (loss)
  available to
  stockholders and
  assumed conversions           $9,907            54,664         $0.18             $8,079            57,135          $0.14
                                ======            ======         =====             ======            ======          =====

                                                              For the Three Months Ended
                          ---------------------------------------------------------------------------------------------------
                                         December 31, 1998                                   December 31, 1997
                          -----------------------------------------------     -----------------------------------------------
                              Income            Shares        Per-Share           Income           Shares         Per-Share
                            (Numerator)     (Denominator)       Amount         (Numerator)     (Denominator)       Amount
                            -----------     -------------       ------         -----------     -------------       ------
                                                         (in thousands, except per share data)
Basic EPS
  Income (loss)
  available to common
  shareholders                 $11,375            51,326         $0.22           ($1,692)            55,028        ($0.03)
                                                                 =====                                             =======
Effect of Dilutive
  Securities
  Stock options                      0             1,227                               0                  0
                               -------            ------                         -------             ------
Diluted EPS

  Income (loss)
  available to
  stockholders and
  assumed conversions          $11,375            52,553         $0.22           ($1,692)            55,028        ($0.03)
                               =======            ======         =====           =======             ======        =======


         Options to purchase shares of common stock at various prices outstanding at December 31, 1998 and 1997, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period were as follows:

                                                                December 31,
                                                     ----------------------------------
                                                       1998                      1997
                                                     ---------               -----------

         Six Month Period Ended                      4,197,997                  72,779

         Three Month Period Ended                    3,750,988                  61,348


         3. In the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The specific components of comprehensive income applicable to the Company would include net income and unrealized gains or losses on the Company's available-for-sale securities. There were no available-for-sale securities held during the six month period ended December 31, 1998 and the carrying value of available-for-sale securities held during the six month period ended December 31, 1997 approximated market value. As a result there were no reported unrealized gains or losses reported on available-for-sale securities in either period.

         4. In the quarter ended September 30, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Statement provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." The adoption of the Statement did not result in a material impact on reported results.

         5. In the quarter ended September 30, 1998, the Company issued 74,981 shares of common stock out of treasury to fund its 401(k) match, the cost of which was accrued during the year ended June 30, 1998. Additionally, during the quarter ended September 30, 1998, the Company issued 48,631 shares of common stock out of treasury in conjunction with the employee stock purchase plan which was funded through employee payroll deductions accumulated in the immediately preceding six-month period.

         6. During the quarter ended September 30, 1998, the Company purchased 575,000 shares of its common stock and recorded them as treasury shares. During the quarter ended December 31, 1998, the Company purchased an additional 4,130,341 shares of its common stock and recorded them as treasury shares. At December 31, 1998, the Company had retired all except 1,000,000 shares of its treasury stock and anticipates retiring the remaining shares during the next quarter.

         7. On September 11, 1998, the Company sold certain software and other assets related to its mortgage line of business for $19.1 million, net of a working capital adjustment. As part of the sales agreement, the Company retained responsibility for certain customer obligations and agreed to subcontract with the acquiring company to perform consulting services at retail hourly rates for these retained obligations. The Company received cash of $15.0 million, net of $4.0 million of prepaid subcontract services due the acquiring company. The net gain on the sale of $6.4 million is included in the Net Gain on Dispositions of Assets in the Company's Statement of Operations.

         8. On October 1, 1998, the Company sold certain software and other assets related to its imaging line of business for $0.8 million consisting of a note receivable of $0.5 million and future services of $0.3 million. The loss on the sale of $2.4 million was recorded in the quarter ended September 30, 1998 and is included in the Net Gain on Dispositions of Assets in the Company's Statement of Operations.

         9. In the quarter ended December 31, 1998, a special purpose subsidiary was created to administer the Company's employee medical benefits program. The Company owns a controlling interest in the subsidiary, therefore, the accompanying condensed consolidated financial statements include the subsidiary's results of operations.

         10. In the quarter ended December 31, 1998, the Company reported a one-time tax benefit of approximately $12.2 million arising out of the creation of the special purpose subsidiary described above. In addition, the Company's annual effective tax rate, exclusive of the impact of the one-time tax benefit, decreased from approximately 45% in the first quarter to approximately 38% on a year to date basis, primarily due to state job tax credits and increased tax-exempt interest.

         11. Certain amounts in the June 30, 1998 balance sheet have been reclassified to conform with the December 31, 1998 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the six months ended December 31, 1997 have been reclassified to conform with the December 31, 1998 presentation.

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

         The Company is the leading provider of electronic commerce services, software and related products for over 2.6 million consumers, 1,000 businesses and 850 financial institutions. The Company designs, develops and markets services that enable its customers to make electronic payments and collections, automate paper-based recurring financial transactions and conduct secure transactions on the Internet. As a result of significant acquisitions in 1996 and 1997, the Company operates in three business segments: Electronic Commerce, Software, and Investment Services. The Company's electronic transaction processing services, software, and related products are primarily targeted to financial institutions, institutional investment portfolio managers, and their customers.

         The Company remains focused on quality enhancement combined with efficiency improvement in anticipation of overall market growth. The Company is driving to improve the profitability of the business through efforts to facilitate revenue growth in all business segments and improve cost efficiency primarily in remittance, customer care and data processing. From a revenue perspective the Company is taking several steps to promote growth. In the Electronic Commerce segment, the Company is currently reliant upon its financial institution customers to promote its electronic bill payment, banking and bill presentment product offerings. The Company supports financial institutions' efforts to convert from a personal computer based software front-end offering to a more efficient web-based offering. As financial institutions complete their web-based offerings and revitalize marketing efforts toward electronic bill payment and electronic banking, the Company believes this will result in enhanced subscriber growth. An important variable in the anticipated subscriber growth is the timing of the rollout of these web-based offerings. Also, on January 26, 1999 the Company announced the execution of a material Internet distribution contract designed to make electronic billing and universal electronic payment an integral part of the average Internet user's experience. Additionally, Company efforts to rapidly enroll significant national merchants in electronic bill presentment programs, which will be integrated with financial institutions' electronic bill payment and banking offerings, will allow consumers complete electronic "round trip" payment capabilities. The growth in bill presentment is expected to drive growth in bill payment revenue through a more complete electronic offering, more so than providing a new stand alone revenue stream. Efforts are also underway to provide enhanced product offerings in both the Software and Investment Services business segments, which are expected to further enhance revenue growth opportunities in these segments as well. As a result of integration of the various acquisitions, the completion of the data center consolidation in Norcross, Georgia and the continued rollout of project Genesis (which is designed to provide a single, state of the art processing platform and to promote customer care efficiency), economies of scale and leverage are inherent in the Company's business model. Improvements in remittance and customer care cost efficiency and quality will primarily be driven by an increased percentage of electronic versus paper transaction processing and the design and implementation of electronic customer self help offerings. Improvements in data processing costs and quality are addressed by the Genesis project, which will also contribute to an increased percentage of electronic versus paper transactions.

         The Company expects that these efforts will allow it to defend and extend its leading position in the rapidly growing electronic commerce market. Barring any unforeseen circumstances, this trend is expected to continue in the foreseeable future. There can be no assurances, however, that the Company will be able to successfully compete against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results, and financial condition.


RESULTS OF OPERATIONS

         The following table sets forth as percentage of total operating revenues, certain consolidated statements of operations' data:

                                               Three months ended December 31,   Six months ended December 31,
                                               ------------------------------    ----------------------------
                                                     1998             1997            1998           1997
                                               --------------    ------------    ------------    ------------
Total Revenues:                                         100.0%          100.0%          100.0%          100.0%
Expenses:
     Cost of processing, servicing and support           57.7%           54.5%           61.4%           55.4%
     Research and development                             9.4%           15.4%           10.4%           15.5%
     Sales and marketing                                 12.4%           13.9%           13.1%           14.1%
     General and administrative                          12.8%            9.0%           12.3%            9.7%
     Depreciation and amortization                       10.1%           10.7%           10.3%           12.1%
     In process research and development                  0.0%            1.3%            0.0%            0.7%
     Exclusivity amortization                             0.0%            0.0%            0.0%            2.7%
                                                 ------------    ------------    ------------    ------------
              Total expenses                            102.4%          104.9%          107.5%          110.1%

Net gain on dispositions of assets                        0.0%            0.0%            3.4%           23.4%
                                                 ------------    ------------    ------------    ------------
Income (loss) from operations                            -2.4%           -4.9%           -4.2%           13.3%
Interest, net                                             0.7%            1.3%            1.0%            1.0%
                                                 ------------    ------------    ------------    ------------
Income (loss) before income taxes                        -1.6%           -3.6%           -3.1%           14.3%
Income tax expense (benefit)                            -20.7%           -0.6%          -11.6%            6.9%
                                                 ------------    ------------    ------------    ------------
Net income (loss)                                        19.1%           -3.0%            8.5%            7.4%
                                                 ============    ============    ============    ============


         Reported revenue increased 5%, from $56.5 million to $59.6 million, for the three months ended December 31, 1997 and 1998, respectively, and by 7%, from $108.6 million to $116.4 million on a year over year basis. The increases in quarter to quarter and year over year revenue are due primarily to internal growth in the Electronic Commerce and Investment Services segments, offset by a reduction in the Software segment. Decreased Software segment revenue is primarily the result of divestitures of the Company's recovery management business in August 1997, its item processing business in March 1998, its wire and electronic banking business in April 1998, its leasing business in July 1998, its mortgage business in September 1998 and its imaging business in October 1998. On a pro forma basis, excluding the impact of the divested software businesses and the discontinuance of the Web Investor business in the Electronic Commerce segment in June 1998, revenue increased 23%, from $48.6 million to $59.6 million, for the three months ended December 31, 1997 and 1998, respectively, and by 24%, from $93.6 million to $116.4 million on a year over year basis. The quarter to quarter pro forma increase of 23% was driven by increases of 27% in the Electronic Commerce segment, 19% in the Investment Services segment and 8% in the Software segment. The year over year pro forma revenue increase of 24% was driven by increases of 27% in Electronic Commerce, 24% in Investment Services and 16% in Software. Growth in Electronic Commerce revenue is driven primarily by a 30% increase in subscribers from approximately
2.0 million at December 31, 1997 to over 2.6 million at December 31, 1998. In the Software Segment, the current year revenue of $19.7 million includes $1.7 million of revenue from businesses divested during the current year. Therefore, comparative revenue grew by 5% on a year over year basis. Although dampened by customers' focus on completing Year 2000 projects, the Software segment has seen growth, primarily in implementations of its ACH product line. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from over 400,000 at December 31, 1997 to over 573,000 at December 31, 1998.

         Processing and servicing revenue increased by 26% from $38.4 million to $48.5 million for the three months ended December 31, 1997 and 1998, respectively, and by 28% from $72.9 million to $93.6 million on a year over year basis. Quarter to quarter and year over year growth is primarily the result of the previously mentioned increase in subscribers in the Electronic Commerce segment and portfolios managed in the Investment Services segment. In January 1999, the Company announced a material Internet distribution agreement. Although there are no guarantees in the timing or extent of its success, this agreement has the potential to provide significant increases in subscribers over the next year and beyond. Initial pricing has not been announced.

         Reported license revenue declined by $4.1 million from $7.5 million to $3.4 million for the quarters ended December 31, 1997 and 1998, respectively, and by $6.9 million from $13.3 million to $6.4 million on a year over year basis. This decline is due primarily to the previously mentioned software business divestitures. On a pro forma basis, license revenue decreased by $1.1 million from $4.5 million to $3.4 million for the quarters ended December 31, 1997 and 1998, respectively and decreased by $2.0 million from $8.4 million to $6.4 million on a year over year basis. The pro forma decline is due primarily to softness in software sales resulting from purchasing moratoriums imposed by potential customers preparing for Year 2000.

         Reported maintenance revenue declined by $2.2 million from $6.4 million to $4.2 million for the quarters ended December 31, 1997 and 1998, respectively, and by $4.1 million from $13.3 million to $9.2 million on a year over year basis. This decline is due primarily to the previously mentioned software divestitures. On a pro forma basis, maintenance revenue increased by $0.5 million from $3.7 million to $4.2 million for the quarters ended December 31, 1997 and 1998, respectively, and increased by $1.7 million from $7.5 million to $9.2 million on a year over year basis. Increases in maintenance are due primarily to first year maintenance revenue related to new software sales generated in the second half of fiscal 1998 combined with high retention rates and moderate price increases related to renewal maintenance streams.

         Reported other revenue, consisting mainly of consulting fees, declined by $0.8 million from $4.2 million to $3.4 million for the quarters ended December 31, 1997 and 1998, respectively, and by $1.9 million from $9.1 million to $7.2 million on a year over year basis. This decline is due primarily to the previously mentioned software divestitures. On a pro forma basis, other revenue increased by $1.2 million from $2.2 million to $3.4 million for the quarters ended December 31, 1997 and 1998, respectively, and by $1.8 million from $5.4 million to $7.2 million on a year over year basis. The increase is due to implementations related to new software sales in the second half of fiscal 1998 and implementations related to new business in the Investment Services segment.

         The cost of processing, servicing and support was $30.8 million and $34.4 million or 54.5% and 57.7% of total revenue for the quarters ended December 31, 1997 and 1998, respectively. These same costs were $60.1 million and $71.5 million or 55.4% and 61.4% of total revenue for the six months ended December 31, 1997 and 1998, respectively. Cost of processing as a percentage of servicing only revenue (all revenue except license) was 62.8% and 61.2% for the three months ended December 31, 1997 and 1998, respectively, and 63.1% and 64.9% for the six months ended December 31, 1997 and 1998, respectively. Revenue growth in Electronic Commerce has slowed as financial institutions convert from a personal computer software-based front-end to a web-based offering for their customers. During this period, the Company is continuing to invest in customer care resources in anticipation of expected revenue growth when these web-based conversions are completed and the financial institutions reinstate related marketing efforts toward subscriber growth. Additionally, the Company is incurring the costs of electronic bill presentment or E-Bill implementations with inadequate current revenue to offset the cost. A strong three months of software implementation revenue in the quarter ended December 31, 1998 offset a portion of these added costs resulting in an apparent improvement in efficiency, but this should not be considered as recurring at this time. The previously mentioned Internet distribution agreement will result in increases in operating expenses estimated at approximately $4.0 million and an estimated $2.0 million of additional capital spending over the next six months to prepare the Company for possible subscriber growth from the rollout of this new program. The added costs from a processing and servicing perspective will consist of:

              1. The development of a professional services staff and programs that can support the timely and effective deployment of electronic billing and payment offerings by billers;

              2. Investments in the hardware, software and technical support staff we will need to deliver dial-tone quality to up to 1.0 million additional subscribers; and

              3. Customer care staff additions and training.

There is no guarantee that the launch of this program will in fact result in the subscriber growth mentioned, but the Company feels it is prudent to prepare for this level of growth based on its potential.

         Research and development costs were $8.7 million and $5.6 million or 15.4% and 9.4% of total revenue for the quarters ended December 31, 1997 and 1998, respectively. Research and development expenditures were $16.8 million and $12.2 million or 15.5% and 10.4% of total revenue for the six months ended December 31, 1997 and 1998, respectively. The reduction in absolute dollars on a quarter to quarter and a year over year basis is due primarily to two factors. As a result of the previously mentioned software divestitures, there was approximately $2.0 million of development resources included in the three months ended December 31, 1997 and approximately $4.5 million of development resources in the six months ended December 31, 1997, that were not present on a comparable basis in the same respective periods in 1998. Additionally, as software development efforts have shifted from Year 2000 activities, which may not be capitalized under generally accepted accounting principles, and as Electronic Commerce efforts have been geared toward projects with added functionality, the Company capitalized approximately $1.6 million in the three months ended December 31, 1998 and approximately $2.8 million in the six months ended December 31, 1998. Net of the two items listed above, spending on research and development as a percentage of revenue is relatively equivalent on a year over year basis as the Company continues to focus significant resources on research and development activities in anticipation and support of revenue growth, quality improvement and efficiency enhancement opportunities. The Company could capitalize from $8 to $10 million of development costs in this fiscal year.

         Sales and marketing costs were $7.9 million and $7.4 million or 13.9% and 12.4% of total revenue for the quarters ended December 31, 1997 and 1998, respectively. These same costs were $15.3 million and $15.2 million or 14.1% and 13.1% of total revenue for the six months ended December 31, 1997 and 1998, respectively. On an absolute dollar basis, sales and marketing expenses have remained fairly consistent year over year. Reductions in sales and marketing expenses resulting from the divested software businesses have been replaced by increased sales expenses related to activities in the Company's bill presentment area, as well as funding for the creation and launch of a new trade group, the Electronic Banking Association, which is intended to increase the general population's awareness and interest in the electronic banking industry. Marketing expenses are expected to increase in the second half of 1999 due to the announced agreement between the Company and a significant internet distribution company in support of efforts to launch a new combined product offering in the Electronic Commerce segment.

         General and administrative expenses were $5.1 million and $7.6 million or 9.0% and 12.8% of total revenue for the quarters ended December 31, 1997 and 1998, respectively. General and administrative expenses were $10.5 million and $14.4 million or 9.7% and 12.3% of total revenue for the six months ended December 31, 1997 and 1998, respectively. In the three and six month periods ended December 31, 1998, the Company incurred one-time general and administrative expenses of approximately $0.6 million in real estate expenses related to the move of the Company's main Investment Services office to a facility better suited for its needs and another $0.6 million in the establishment of a benefits company intended to better manage future benefit expenses in anticipation of growth of Company headcount. Historical growth in infrastructure expenses has remained below the rate of revenue growth, as the Company has been able to leverage its existing infrastructure. The divestiture of the various software businesses has not resulted in a corresponding reduction in existing infrastructure as business specific systems and administrative functions must remain in place to support retained software businesses, as well as the growing Electronic Commerce and Investment Services segments. As anticipated revenue growth materializes, management expects general and administrative expenses to decline as a percentage of revenue from its current levels to be more in line with historical experience.

         Depreciation and amortization expenses have remained consistent at $6.0 million for the three months ended December 31, 1997 and 1998. On a year over year basis depreciation has declined from $13.1 million to $12.0 million for the six months ended December 31, 1997 and 1998, respectively. Reductions in depreciation and amortization from the elimination of tangible and intangible assets resulting from the divested software businesses have been replaced by depreciation resulting from significant capital expenditures throughout fiscal 1998 primarily in support of the data center migration to Norcross, Georgia and the development of project Genesis.

         The $0.7 million charge for in process research and development in the three month and six month periods ended December 31, 1997 resulted from the purchase of AMTI in October 1997.

         Exclusivity amortization of $2.9 million in the six-month period ended December 31, 1997 was the final amortization expense related to the exclusivity arrangement the Company entered into with Intuit in conjunction with the purchase of ISC in January 1997.

         The net gain on dispositions of assets is the result of various transactions in the six month periods ended December 31, 1997 and 1998. The gain of $3.9 million in the six months ended December 31, 1998 is the net result of the gain on the sale of the mortgage business of approximately $6.4 million and the loss on the sale of the imaging business of approximately $2.5 million. The gain of $25.4 million in the six month period ended December 31, 1997 is the net result of the gain on the sale of the recovery management business of $28.4 million less charges of $3.0 million related to certain equipment to be disposed of and capitalized costs where management determined the book value of the related assets exceeded their net realizable value.

         Net interest income decreased from $0.8 million to $0.4 million for the quarter ended December 31, 1997 and 1998, respectively. Net interest income increased from $1.1 million to $1.2 million for the six-month periods ended December 31, 1997 and 1998, respectively. In the quarter to quarter comparison, net interest income was lower in 1998 primarily due to the share repurchase that cost approximately $31.2 million at the opening of the quarter. On a year over year basis, the cash utilized for the share repurchase was offset by cash proceeds from divested software businesses in the six months ended December 31, 1998. Average invested assets net of average outstanding obligations were relatively consistent, as were net yields, therefore the net investment income was stable year to year.

         The Company recorded an income tax benefit of $0.3 million in the three-month period ended December 31, 1997 versus an income tax benefit of $12.4 million in the three-month period ended December 31, 1998. In the quarter ended December 31, 1998 the Company recorded a one-time tax benefit of approximately $12.2 million arising out of the medical benefits management subsidiary. The remaining tax benefit in the quarter was the amount necessary to bring the year to date effective tax rate down to 38% from the previously recorded effective rate of 45%. This reduction in the 1998 effective rate was due primarily to state jobs credits and an expected increase in annual returns from tax-exempt securities. On a year over year basis, the effective rate (net of the previously mentioned one-time benefit of $12.2 million in 1998) was 48% for the six-month period ended December 31, 1997 and 38% for the same period in 1998. The reported rates differ from the blended statutory rate of 40% due to goodwill amortization and other non-deductible expenses in both periods and the previously mentioned jobs credits and tax-exempt interest income in the 1998 period.


SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                               Three months ended December 31,           Six months ended December 31,
                                            ------------------------------------    ------------------------------------
                                                  1998                1997                 1998                 1997
                                            ----------------    ----------------    ----------------    ----------------
Operating Revenue:

     Electronic Commerce                    $         41,298    $         32,660    $         79,385    $         62,966
     Software                                          9,535              16,508              19,730              31,656
     Investment Services                               8,772               7,347              17,304              13,981
                                            ----------------    ----------------    ----------------    ----------------

              Total Operating Revenue       $         59,605    $         56,515    $        116,419    $        108,603
                                            ================    ================    ================    ================

Operating Income (Loss):

     Electronic Commerce                    $           (778)   $           (210)   $         (5,388)   $         (1,102)
     Software                                          3,720               1,841               4,935               1,043
     Investment Services                                 895               1,376               2,690               2,448
     Corporate                                        (5,245)             (5,059)            (11,021)            (10,660)
     Exclusivity Amortization                           --                  --                  --                (2,963)
     In  Process Research and Development               --                  (719)               --                  (719)
     Net Gain on Disposition of Assets                  --                  --                3, 914              25,369
                                            ----------------    ----------------    ----------------    ----------------
         Total Operating Loss               $         (1,408)   $         (2,771)   $         (4,870)   $         14,416
                                            ================    ================    ================    ================


         Revenue in the Electronic Commerce business unit increased by $8.6 million or 26% from $32.7 million to $41.3 million for the three months ended December 31, 1997 and 1998, respectively, and by $16.4 million or 26% from $63.0 million to $79.4 million for the six months ended December 31, 1997 and 1998, respectively. On a pro forma basis, excluding the Web Investor business which was discontinued in fiscal 1998, revenue increased $8.8 million or 27% for the quarter to quarter period and by $16.8 million or 27% on a year over year basis. This increase in revenue is due primarily to an increase in subscribers of 30% from approximately 2.0 million at December 31, 1997 to over 2.6 million at December 31, 1998. Operating losses in the Electronic Commerce business unit increased from $0.2 million to $0.8 million for the three months ended December 31, 1997 and 1998, respectively, and from $1.1 million to $5.4 million for the six months ended December 31, 1997 and 1998, respectively. On a pro forma basis, the operating loss increased from $23,000 to $778,000 for the quarter to quarter period and from $712,000 to $5.4 million for the year over year period. As previously mentioned, revenue growth has slowed temporarily as financial institutions convert their personal computer software-based front-end interfaces to the company's electronic bill payment and banking processes to more efficient web-based front-end interfaces. During this time the Company has continued to commit resources geared toward quality and efficiency improvement in anticipation of the revenue growth when financial institutions complete their technology conversions and refocus marketing efforts toward subscriber growth. These investments include additional customer care resources geared toward improved quality and significant E-Bill implementation costs, which are not offset by significant related revenue in the near term. While the Company expects revenue to grow at an increasing rate, starting with the third quarter of this fiscal year, such growth is dependent upon financial institutions completing their technology conversions and implementing planned marketing programs in a timely fashion. Finally, in January 1999, the Company announced a material Internet distribution agreement designed to promote online bill payment, bill presentment and banking opportunities to general users of the Internet. Additional up front investments (both operating and capital) resulting from this agreement will place near term downward pressure on margins, however these costs will prepare the Company for up to one million additional subscribers. In the next two quarters alone, the Company plans to spend an estimated $4.0 in incremental costs related to this agreement for the establishment of a professional services staff to support the timely and effective deployment of electronic billing and payment offerings by billers, additional customer care staff and related training activities and sales, marketing and communications program expansion.

         Reported Software segment revenue declined from $16.5 million to $9.5 million for the three months ended December 31, 1997 and 1998, respectively, and from $31.7 million to $19.7 million for the six months ended December 31, 1997 and 1998, respectively. On a pro forma basis, net of the impact of divested software businesses in fiscal 1998, revenue increased by $0.7 million or 8% from $8.8 million to $9.5 million for the three months ended December 31, 1997 and 1998, respectively, and by $2.6 million or 15% from $17.1 million to $19.7 million on a year over year basis. The three months ended September 30, 1998 included $1.8 million in revenue from divested businesses, therefore, the comparison of retained businesses is revenue growth of $0.8 million in revenue growth from $17.1 million to $17.9 million for the six months ended December 31, 1997 and 1998, respectively. License sales have been lower than anticipated in the current fiscal year due primarily to purchasing moratoriums imposed by potential customers who are preparing internally for the Year 2000. The slowdown in license sales has been offset by consulting revenues earned on implementations of software licenses sold in the second half of fiscal 1998. This slowdown in license sales could continue until customers complete their Year 2000 initiatives. Reported operating income increased from $1.8 million to $3.7 million for the three months ended December 31, 1997 and 1998, respectively, and from $2.0 million to $4.9 million for the six months ended December 31, 1997 and 1998, respectively. On a pro forma basis, operating income has increased from $2.7 million to $3.7 million for the three months ended December 31, 1997 and 1998, respectively, and from $4.3 million to $4.9 million for the six months ended December 31, 1997 and 1998, respectively. Retained businesses, net of $1.6 million of operating losses in divested businesses in the three months ended September 30, 1998, achieved operating profit growth from $2.9 million to $6.5 million for the six months ended December 31, 1998. The increase in retained business profit is a reporting anomaly related to allocated corporate fixed costs in the 1997 periods. The prior year pro forma results are carrying the full burden of fixed overhead from the Software segment to avoid unreasonably impacting other segments on a restated pro forma basis. When the effect of allocations is ignored, underlying operating profit margins in the Software segment are fairly consistent from year to year.

         Revenue in the Investment Services segment has increased by $1.4 million or 19% from $7.3 million to $8.8 million for the three months ended December 31, 1997 and 1998, respectively, and by $3.3 million from $14.0 million to $17.3 million for the six months ended December 31, 1997 and 1998, respectively. Increases in revenue are due primarily to an increase in portfolios managed from approximately 400,000 at December 31, 1997 to over 573,000 at December 31, 1998. Additionally, some of the focus of this division has been directed toward managing retail portfolios on behalf of several large brokerage firms. Offerings to these customers provide more narrow functionality and therefore a commensurately lower price. Operating income decreased from $1.4 million to $0.9 million for the three months ended December 31, 1997 and 1998, respectively, and increased from $2.4 million to $2.7 million for the six months ended December 31, 1997 and 1998, respectively. In the quarter ended December 31, 1998, the division absorbed approximately $644,000 of one-time occupancy charges. Net of the one-time charges, operating income from quarter to quarter increased by $0.2 million and from year to year increased by $0.9 million. On an adjusted basis, the year over year increase in margin is the result of leveraging the infrastructure of this business in light of increased portfolio growth.

         The Corporate segment represents charges for the human resources, legal, accounting and various other of the Company's unallocated overhead charges. Corporate incurred operating costs of $5.2 million in the quarter ended December 31, 1998 versus $5.1 million in the same period in 1997 and costs of $11.0 million for the six months ended December 31, 1998 versus $10.7 million in the same period of 1997. One-time charges of approximately $0.6 million were incurred in the formation of a special purpose subsidiary created to administer the Company's employee medical benefits program. Net of these one-time charges, unallocated Corporate charges were $4.7 million and $10.5 for the three and six months ended December 31,1998. The relative stability of these unallocated costs are due to successful efforts to leverage these resources as the dynamics of the other operating segments have changed over the past year.

         The $0.7 million charge for in process research and development in the three month and six month periods ended December 31, 1997 resulted from the purchase of AMTI in October 1997.

         Exclusivity amortization of $2.9 million in the six-month period ended December 31, 1997 was the final amortization expense related to the exclusivity arrangement the Company entered into with Intuit in conjunction with the purchase of ISC in January 1997.

         The net gain on dispositions of assets is the result of various transactions in the six month periods ended December 31, 1997 and 1998. The gain of $3.9 million in the six months ended December 31, 1998 is the net result of the gain on the sale of the mortgage business of approximately $6.4 million and the loss on the sale of the imaging business of approximately $2.5 million. The gain of $25.4 million in the six month period ended December 31, 1997 is the net result of the gain on the sale of the recovery management business of $28.4 million less charges of $3.0 million related to certain equipment to be disposed of and capitalized costs where management determined the book value of the related assets exceeded their net realizable value.

         The following table represents pro forma segment revenue and operating profit information, by quarter for fiscal year 1998, net of divested businesses. This information may be used to better understand underlying trends in the businesses represented.

PRO FORMA FISCAL 1998 RESULTS:
                                                                     Three Months Ended
                                       --------------------------------------------------------------------------------------------
         (in thousands)                 September 30, 1997      December 31, 1997          March 31, 1998          June 30, 1998
                                       --------------------    --------------------    --------------------    --------------------
Operating Revenues:

 Electronic Commerce                   $             30,088    $             32,452    $             35,949    $             38,773
 Software                                             8,254                   8,824                   9,030                  11,324
 Investment Services                                  6,617                   7,366                   7,588                   8,179
                                       --------------------    --------------------    --------------------    --------------------

      Total Segment Operating Revenue  $             44,959    $             48,642    $             52,567    $             58,276
                                       ====================    ====================    ====================    ====================
Operating Income (Loss):
 Electronic Commerce                                   (689)                    (23)                    795                    (535)
 Software                                             1,599                   2,699                   2,322                   4,095
 Investment Services                                  1,050                   1,397                   1,703                   2,076
 Corporate                                           (5,685)                 (5,023)                 (4,654)                 (4,760)
                                       --------------------    --------------------    --------------------    --------------------
      Total Operating Income (Loss)*   $             (3,725)   $               (950)   $                166    $                876
                                       ====================    ====================    ====================    ====================

* Exclusivity amortization, Net gain on disposition of assets, in-process research and development and charge for stock warrants have been omitted to facilitate understanding of the underlying business segments.

YEAR 2000 READINESS

         The following statements are "Year 2000 Readiness Disclosures" in Conformance with the Year 2000 Information and readiness Disclosure Act (15 U.S.C. 1 note) enacted on October 19, 1998.

         The goal of the Company is to ensure that all systems and products will be ready for any date-based processing related to the millennium. The following readiness disclosure is presented for each of the Company's business segments; Electronic Commerce, Software and Investment Services.

         State of Readiness. The Company is moving all of its Electronic Commerce Division processing to Year 2000-ready environments and is making satisfactory progress to ensure that all of its systems will be ready for any date-based functions related to the millennium. An inventory of all information technology and non-information technology systems is maintained and periodically updated. Those functions that are likely to have a material effect on Company business have been identified and assessed. Validation is based on third party representations and/or internal testing. Based on a review of third-party representations, the Company is not currently aware of any third-party issue applicable to the Year 2000 that is likely to have a material impact on the conduct of business, the results of operations or the financial condition of the Company. The Company has not performed its own tests on many of these third-party systems and no assurance can be given at this time that these systems are Year 2000 ready.

         Previous implementation phases included building a Year 2000-ready data center and the physical move of the processing systems to that center. The final implementation phase will include the planned migration of customers from the Chicago and Columbus systems to the Year 2000-ready environment followed by applicable testing on that system to be completed by the middle of 1999. In anticipation of limited customer migration from the Austin system to Genesis before January 1, 2000, the Austin system has been made Year 2000 ready and testing with financial institutions is substantially complete. Any of the existing systems or facilities that will be retained were made Year 2000-ready by the end of calendar 1998. During the first half of calendar 1999, the Company will address any remaining Year 2000 functions that are not considered mission critical and will support the certification efforts of its financial institution partners.

         Costs to Address the Company's Year 2000 Issues. Although the development of Genesis has taken into account relevant Year 2000 issues, the planned conversion was not accelerated due to Year 2000 issues and Year 2000 costs are not included in development for the Norcross system. The following chart reflects the Company's Year 2000 specific costs. The fiscal year 1998 costs were attributed to remediation of legacy systems and applications. The cost to complete includes remediation, testing and verification, but is primarily budgeted to remedy any Year 2000 related situations that management has not heretofore anticipated. The Company believes that associated costs are adequately budgeted for in its fiscal 1999 business plans.

                                 (In Thousands)
================================================================================

                                       YEAR TO
                         COST TO      DATE FISCAL      FISCAL          FISCAL
  BUSINESS SEGMENT      COMPLETE         1999           1998            1997           TOTAL
--------------------  ------------   ------------   ------------   ------------   ------------
Electronic Commerce   $        849   $        551   $        100   $       --     $      1,500
Software                       200            400            500           --            1,000
Investment Services            154            653            375           --            1,182
Corporate                      212             98           --             --              310
                      ------------   ------------   ------------   ------------   ------------
         Total        $      1,415   $      1,702   $        975   $       --     $      4,092
                      ============   ============   ============   ============   ============


         Risks of the Company's Year 2000 Issues. In order to accurately process transactions, the Company must rely on technology supported by its customers and suppliers. Transaction processing relies on transmissions of data from consumer personal computers, through financial institution and merchant web servers and the internet, over third party data and voice communication lines, and through the Federal Funds System. Failure by the Company, its customers or suppliers to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to process transactions and can have a direct impact on its ability to generate revenue per agreements with financial institution, portfolio management, merchant and direct customers. This in turn could have a material impact on the conduct of the business, the results of operations and the financial condition of the Company. Accordingly, the Company plans to address all Year 2000 issues before problems materialize. However, should efforts on the part of the Company, its customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue to the Company.

         The Company's Contingency Plans. The Company is internally reviewing and testing all mission critical systems and major system components for Year 2000 readiness. Additionally, Year 2000 considerations have been and will continue to be incorporated into the Company's business contingency plans.

         The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers or unforeseen circumstances.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended December 31, 1998, the Company expended approximately $30 million to repurchase shares of its own common stock. In spite of this expenditure, the Company has retained in excess of $21 million in cash, cash equivalents and short-term investments. Additionally, the December 31, 1998 balance sheet reflects a strong current ratio of 1.85. Over the remainder of the fiscal year the Company expects to generate positive cash flow from operations. Additionally, in conjunction with the purchase of a new building in Dublin, Ohio, the Company expects to increase cash in the next several months by up to $15.0 million through available financing alternatives. The Company believes that existing cash, cash equivalents and investments combined with projected positive operating cash flow and the financing of the building mentioned above, will be more than sufficient to meet presently anticipated requirements for the foreseeable future. To the extent that additional capital resources may be needed, the Company has access to an untapped line of credit totaling $20 million.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended June 30, 1998 and the Company's Proxy Statement for the Annual Meeting of Stockholders held on November 9, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company will not undertake, and specifically declines, any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or anticipated events.

                           PART II. OTHER INFORMATION



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on Monday, November 9, 1998 for the following purposes:

         (1) To elect two Class III Directors of the Company to serve for a three-year term expiring at the 2001 Annual Meeting of Stockholders.

         (2) To approve and adopt an amendment to the Company's 1995 Stock Option Plan.

         Each of management's proposals as presented in the proxy statement were approved with the following vote:

         Proposal 1:      The election of two Class III Directors of the
                          Company, to serve until the 2001 Annual Meeting of Stockholders or until his successor is elected and qualified:

                                                                            Number of Shares Voted
                                                                 ---------------------------------------------
                                                                                    WITHHOLD
                                                                     FOR            AUTHORITY            TOTAL
                                                               --------------     --------------     -------------

                                    Peter J. Kight             42,569,285          199,956            42,769,241

                                    Jeffrey M. Wilkins         42,566,513          202,728            42,769,241


         Proposal 2: The approval of the Company's Amended and Restated 1995 Stock Option Plan:

                                                              Number of Shares Voted
                                    ------------------------------------------------------------------------
                                                           WITHHOLD
                                          FOR              AUTHORITY           ABSTAIN              TOTAL
                                    --------------      --------------       -----------         -----------

                                     33,258,692           1,499,970            55,127             34,813,789


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               Exhibit Number                        Exhibit Description
               --------------                        -------------------

                  27        *                      Financial Data Schedule.


*        Filed with this report.

         (b)      REPORTS ON FORM 8-K.

                  The Registrant filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

                  (i) A current report on Form 8-K, dated October 9, 1998, was filed with the Securities and Exchange Commission on October 13, 1998 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CHECKFREE HOLDINGS CORPORATION



Date:  February 12, 1999       By:     /s/ Allen L. Shulman
                                  -------------------------
                                  Allen L. Shulman, Executive Vice President,
                                  Chief Financial Officer, and General
                                  Counsel*
                                  (Principal Financial Officer)



Date:  February 12, 1999       By:     /s/ Gary A. Luoma, Jr.
                                  ---------------------------
                                  Gary A. Luoma, Jr., Vice President, Chief
                                  Accounting Officer, and Assistant Secretary
                                  (Principal Accounting Officer)


* In his capacity as Executive Vice President, Finance and Chief Financial Officer, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                   CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                DECEMBER 31, 1998

                                  EXHIBIT INDEX

      EXHIBIT                                          EXHIBIT
      NUMBER                                         DESCRIPTION
      ------                                         -----------

        27        *                                  Financial Data Schedule.



*        Filed with this report.