Form 10-Q
period 1999-03-31
CHECKFREE HOLDINGS CORP \GA\
filed 1999-05-17
CIK 949341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                               OR
      [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-26802

                         CHECKFREE HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-2360335
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

              4411 EAST JONES BRIDGE ROAD, NORCROSS, GEORGIA 30092 (Address of principal executive offices, including zip code)

                                 (678) 375-3387
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  YES [X]     NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 51,727,613 shares of Common Stock, $.01 par value, were outstanding at May 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements.
                Unaudited Condensed Consolidated Balance Sheets June
                 30, 1998 and March 31, 1999...........................      2
                Unaudited Condensed Consolidated Statements of
                 Operations For the Three and the Nine Months Ended
                 March 31, 1998 and 1999...............................      3
                Unaudited Condensed Consolidated Statements of Cash
                 Flows For the Nine Months Ended March 31, 1998 and
                 1999..................................................      4
                Notes to Interim Unaudited Condensed Consolidated
                 Financial Statements For the Nine Months Ended March
                 31, 1998 and 1999.....................................   5-10
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................  11-21
  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................    N/A

PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................     22
  Item 2.  Changes in Securities.......................................    N/A
  Item 3.  Defaults Upon Senior Securities.............................    N/A
  Item 4.  Submission of Matters to a Vote of Security Holders.........    N/A
  Item 5.  Other Information...........................................    N/A
  Item 6.  Exhibits and Reports on Form 8-K............................     22
  Signatures...........................................................     23

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,    MARCH 31,
                                                                1998        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  36,535   $  16,199
  Investments...............................................     24,533       9,425
  Accounts receivable, net..................................     32,960      45,695
  Assets held for sale......................................     15,881          --
  Notes receivable..........................................     14,882      15,390
  Prepaid expenses..........................................      4,678       6,461
  Deferred income taxes.....................................      7,231      10,160
                                                              ---------   ---------
          Total current assets..............................    136,700     103,330
  Property and equipment, net...............................     50,920      58,087
  Capitalized software, net.................................     11,387      17,955
  Intangible assets, net....................................     30,474      47,173
  Investments...............................................      1,006          --
  Deferred income taxes.....................................     12,889      17,505
  Other noncurrent assets...................................      6,736       6,640
                                                              ---------   ---------
          Total.............................................  $ 250,112   $ 250,690
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   8,536   $   7,704
  Accrued liabilities and other.............................     30,365      26,373
  Current portion of long-term obligations..................      1,180       1,072
  Deferred revenue..........................................     19,710      23,708
                                                              ---------   ---------
          Total current liabilities.........................     59,791      58,857
  Long-term obligations -- less current portion.............      6,467       6,616
                                                              ---------   ---------
          Total liabilities.................................     66,258      65,473
Commitments and contingencies
Stockholders' equity:
  Preferred stock -- 15,000,000 authorized shares, $.01 par
     value; no shares issued or outstanding.................         --          --
  Common stock -- 150,000,000 authorized shares, $.01 par
     value; issued 56,364,839 shares, 57,219,744 shares;
     outstanding 56,364,839 shares, 51,670,363 shares.......        564         517
  Additional paid-in capital................................    492,109     479,558
  Treasury stock -- at cost, 963,295 shares, no shares......     (4,362)         --
  Accumulated deficit.......................................   (304,457)   (294,858)
                                                              ---------   ---------
          Total stockholders' equity........................    183,854     185,217
                                                              ---------   ---------
          Total.............................................  $ 250,112   $ 250,690
                                                              =========   =========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             MARCH 31,             MARCH 31,
                                                         ------------------   -------------------
                                                           1998      1999       1998       1999
                                                         --------   -------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Processing and servicing.............................  $ 42,147   $51,893   $115,093   $145,468
  License..............................................     8,116     3,593     21,411     10,005
  Maintenance..........................................     6,644     4,112     19,904     13,314
  Other................................................     4,843     3,362     13,945     10,592
                                                         --------   -------   --------   --------
          Total revenues...............................    61,750    62,960    170,353    179,379
Expenses:
  Cost of processing, servicing and support............    34,213    36,115     94,332    107,572
  Research and development.............................     9,360     4,382     26,157     16,539
  Sales and marketing..................................     6,692     6,713     22,002     21,945
  General and administrative...........................     5,215     7,198     15,748     21,556
  Depreciation and amortization........................     6,264     6,002     19,380     18,001
  In-process research and development..................        --     2,201        719      2,201
  Charge for stock warrants............................    32,409        --     32,409         --
  Exclusivity amortization.............................        --        --      2,963         --
                                                         --------   -------   --------   --------
          Total expenses...............................    94,153    62,611    213,710    187,814
Net gain on dispositions of assets.....................     3,080        --     28,449      3,914
                                                         --------   -------   --------   --------
Income (loss) from operations..........................   (29,323)      349    (14,908)    (4,521)
Interest, net..........................................       752       479      1,866      1,698
                                                         --------   -------   --------   --------
Income (loss) before income taxes......................   (28,571)      828    (13,042)    (2,823)
Income tax expense (benefit)...........................   (11,031)    1,136     (3,581)   (12,422)
                                                         --------   -------   --------   --------
Net income (loss)......................................  $(17,540)  $  (308)  $ (9,461)  $  9,599
                                                         ========   =======   ========   ========
Basic earnings per share:
  Net income (loss) per common share...................  $  (0.32)  $ (0.01)  $  (0.17)  $   0.18
                                                         ========   =======   ========   ========
  Equivalent number of shares..........................    55,281    51,218     54,989     52,696
                                                         ========   =======   ========   ========
Diluted earnings per share:
  Net income (loss) per common share...................  $  (0.32)  $ (0.01)  $  (0.17)  $   0.17
                                                         ========   =======   ========   ========
  Equivalent number of shares..........................    55,281    51,218     54,989     56,117
                                                         ========   =======   ========   ========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    NINE MONTHS ENDED MARCH 31,
                                                             -----------------------------------------
                                                                    1998                  1999
                                                             -------------------   -------------------
                                                                          (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income (loss)........................................  $            (9,461)  $             9,599
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
     Charge for stock warrants.............................               32,409                    --
     Depreciation and amortization.........................               19,380                18,001
     Exclusivity amortization..............................                2,963                    --
     Deferred income taxes (net of acquisitions)...........               (4,082)              (10,418)
     Net gain on dispositions of assets....................              (28,449)               (3,914)
     Write-off of in-process research and development......                  719                 2,201
     Loss on disposal of property and equipment............                  506                   202
     Proceeds from maturities and sales of
       investments-trading.................................                   --                18,169
     Purchases of investments-trading......................                   --                (3,061)
     Changes in operating assets and liabilities (net of
       acquisitions):
       Accounts receivable, net............................               (6,228)               (6,401)
       Prepaid expenses and other..........................               (1,408)                1,570
       Accounts payable....................................               (2,222)                 (943)
       Accrued liabilities and customer deposits...........                2,725                (1,012)
       Deferred revenues...................................                2,019                 5,257
       Income taxes payable................................                   30                (4,541)
                                                             -------------------   -------------------
          Net cash provided by operating activities........                8,901                24,709
Cash Flows From Investing Activities:
  Purchase of property and software........................              (17,183)              (21,581)
  Capitalization of software development costs.............                   --                (5,111)
  Proceeds from the sale of property and equipment.........                  344                    --
  Purchase of business, net of cash acquired...............              (11,000)                 (125)
  Proceeds from purchase price adjustment..................                8,889                    --
  Proceeds from the sale of assets.........................               36,900                11,421
  Purchase of investments..................................               (7,941)                   --
  Proceeds from maturities and sales of investments, net...               12,372                 1,006
                                                             -------------------   -------------------
          Net cash provided by (used in) investing
            activities.....................................               22,381               (14,390)
Cash Flows From Financing Activities:
  Repayment of notes payable...............................               (1,144)                 (752)
  Principal payments under capital lease obligations.......                 (549)                 (822)
  Purchase of treasury stock...............................                   --               (31,335)
  Proceeds from exercise of stock options including related
     tax benefits..........................................                1,544                 1,184
  Proceeds from employee stock purchase plan...............                  754                 1,070
                                                             -------------------   -------------------
          Net cash provided by (used in) financing
            activities.....................................                  605               (30,655)
                                                             -------------------   -------------------
Net Increase (Decrease) In Cash And Cash Equivalents.......               31,887               (20,336)
Cash And Cash Equivalents At Beginning Of Period...........               32,086                36,535
                                                             -------------------   -------------------
Cash And Cash Equivalents At End Of Period.................  $            63,973   $            16,199
                                                             ===================   ===================
Supplemental Disclosure of Cash Flow Information
  Interest paid............................................  $               401   $               491
                                                             ===================   ===================
  Income taxes paid........................................  $             1,587   $             2,392
                                                             ===================   ===================
  Capital lease additions..................................  $                --   $             1,583
                                                             ===================   ===================
  Stock funding of 401(k) match............................  $             1,692   $             1,932
                                                             ===================   ===================

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1999

     1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the nine months ended March 31, 1998 and 1999 are not necessarily indicative of the results for the full year.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair representation of financial results for the interim periods presented.

     2. Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to stockholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. The following table reconciles differences in income and shares outstanding between basic and dilutive for the periods indicated.

                                                         FOR THE NINE MONTHS ENDED
                             ---------------------------------------------------------------------------------
                                         MARCH 31, 1998                            MARCH 31, 1999
                             ---------------------------------------   ---------------------------------------
                               INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                             (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                             -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS
  Income (loss) available
     to common
     shareholders..........    $(9,461)       54,989        $(0.17)      $9,599         52,696         $0.18
                                                            ======                                     =====
Effect of dilutive
  securities stock
  options..................          0             0                          0          3,421
                               -------        ------                     ------         ------
Diluted EPS
  Income (loss) available
     to stockholders and
     assumed conversions...    $(9,461)       54,989        $(0.17)      $9,599         56,117         $0.17
                               =======        ======        ======       ======         ======         =====

                                                        FOR THE THREE MONTHS ENDED
                             ---------------------------------------------------------------------------------
                                         MARCH 31, 1998                            MARCH 31, 1999
                             ---------------------------------------   ---------------------------------------
                               INCOME         SHARES       PER-SHARE     INCOME         SHARES       PER-SHARE
                             (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                             -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS
  Income (loss) available
     to common
     shareholders..........   $(17,540)       55,281        $(0.32)      $ (308)        51,218        $(0.01)
                                                            ======                                    ======
Effect of dilutive
  securities stock
  options..................          0             0                          0              0
                              --------        ------                     ------         ------
Diluted EPS
  Income (loss) available
     to stockholders and
     assumed conversions...   $(17,540)       55,281        $(0.32)      $ (308)        51,218        $(0.01)
                              ========        ======        ======       ======         ======        ======

     Options to purchase shares of common stock at various prices outstanding at March 31, 1998 and 1999, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the period were as follows:

                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
Nine Month Period Ended.....................................  232,384   587,083
                                                              =======   =======
Three Month Period Ended....................................  188,678    45,053
                                                              =======   =======

     3. In the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareowners. The only component of other comprehensive income applicable to the Company would be unrealized gains or losses on the Company's available-for-sale securities. There were no available-for-sale securities held during the nine month period ended March 31, 1999 and the carrying value of available-for-sale securities held during the nine month period ended March 31, 1998 approximated market value. As a result, there were no reported unrealized gains or losses reported on available-for-sale securities in either period.

     4. In the quarter ended September 30, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Statement provides guidance for recognizing revenue on software transactions and supercedes SOP 91-1, "Software Revenue Recognition." The adoption of the Statement did not result in a material impact on reported results.

     5. In the quarter ended September 30, 1998, the Company issued 74,981 shares of common stock out of treasury to fund its 401(k) match, the cost of which was accrued during the year ended June 30, 1998. Additionally, during the quarter ended September 30, 1998, the Company issued 48,631 shares of common stock out of treasury in conjunction with the employee stock purchase plan, which was funded through employee payroll deductions accumulated in the immediately preceding six-month period. During the quarter ended March 31, 1999, the Company issued an additional 48,748 shares of common stock in conjunction with the employee stock purchase plan, covering the immediately preceding six-month period.

     6. During the quarter ended September 30, 1998, the Company purchased 575,000 shares of its common stock and recorded them as treasury shares. During the quarter ended December 31, 1998, the Company purchased an additional 4,130,341 shares of its common stock and recorded them as treasury shares. At March 31, 1999, the Company had retired all shares of its treasury stock.

     7. On September 11, 1998, the Company sold certain software and other assets related to its mortgage line of business for $19.1 million, net of a working capital adjustment. As part of the sales agreement, the Company retained responsibility for certain customer obligations and agreed to subcontract with the acquiring company to perform consulting services at retail hourly rates for these retained obligations. The Company received cash of $15 million, net of $4.0 million of prepaid subcontract services due the acquiring company. The net gain on the sale of $6.4 million is included in the Net Gain on Dispositions of Assets in the Company's Statement of Operations. Certain assets of this business were acquired in the October 1997 acquisition of Advanced Mortgage Technologies, Inc. ("AMTI"), and in connection with the acquisition, the Company acquired certain in-process research and development assets (valued at $719,000) which were written off at the time of the acquisition. Such research and development projects continued to be developed as planned by the Company, and are included in the software and other assets sold on September 11, 1998.

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

     9. In the quarter ended December 31, 1998, a special purpose subsidiary was created to administer the Company's employee medical benefits program. The Company owns a controlling interest in the subsidiary and, therefore, the accompanying condensed consolidated financial statements include the subsidiary's results of operations.

     10. In the quarter ended December 31, 1998, the Company reported a one-time tax benefit of approximately $12.2 million arising out of the creation of the special purpose subsidiary described above. In addition, the Company's annual effective tax rate, exclusive of the impact of the one-time tax benefit, decreased from approximately 45% to approximately 38%, on a year to date basis, primarily due to state job tax credits, and increased tax-exempt interest.

     11. On March 8, 1999, the Company acquired Mobius Group, Inc. ("Mobius Group") for a total of $19.1 million, consisting of 537,314 shares of common stock valued at $18 million, $0.2 million of acquisition costs, and $0.9 million of assumed debt. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their preliminary fair values at the date of the acquisition. The values ascribed to acquired intangible assets and their respective useful lives are as follows:

                                                              INTANGIBLE   USEFUL
                                                                ASSET       LIFE
                                                              ----------   ------
                                                                (IN THOUSANDS)
Goodwill....................................................   $10,392       15
Customer base...............................................     4,429       15
Tradenames..................................................     3,709       10
Existing product technology.................................     1,864        5
Workforce...................................................       940        5

     Amortization of intangible assets is on a straight line basis over the assets' respective useful life. Mobius Group's operations are included in the condensed consolidated statements of operations from the date of acquisition.

     At the acquisition date, Mobius Group had four products under development that had not demonstrated technological or commercial feasibility. These products included M-Plan Retirement & Estate Planning Modules, M-Plan Cash Flow, Tax and Education Planning Modules, a new version of M-Search and a new version of M-Vest. The in-process technology has no alternative use in the event that the proposed products do not prove to be feasible. These development efforts fall within the definition of In-Process Research and Development ("IPR&D") contained in Statement of Financial Accounting Standards ("SFAS") No. 2.

     M-Plan Integrated Financial Planning System. M-Plan will be a Windows based integrated financial planning system for retirement and estate planning, cash flow, tax and educational planning and capital needs analysis. It will produce over 100 reports for retirement, new investments, estate planning, and other analysis, as well as provide historical returns and standard deviations for various asset allocations integrated with extensive modeling to provide detailed and usable analysis. M-Plan's wizards will give users the ability to produce and to analyze alternative scenarios quickly. M-Plan will consist of five main disciplines: Retirement and Estate Planning, Cash Flow, Tax and Education modules. M-Plan Retirement and Estate Planning are the core disciplines; a user must own one of these two in order to add future disciplines.

     - M-Plan Retirement & Estate Planning Modules. Significant development is required to convert trust and gift tax calculations from formulas to C++ programming language. Additionally, work must be performed to create necessary database fields to capture a variety of user scenario analyses. These modules will be used by sophisticated financial planners that will be expected to produce reports for a variety of individuals with specific circumstances and therefore, calculations must produce results under all possible scenarios. In addition, there are over 100 reports to be programmed and customized into usable and readable format and Mobius Group does not currently have the ability to insert data into all of the reports. Finally, developed technology is not in a modular format and, as M-Plan will be sold in modules, additional work must be performed to divide code into modules.

     - Cash Flow, Tax and Education Planning Modules. Reports for the Cash Flow Planning module have not yet been developed. Mobius Group had not yet determined how it would integrate tax tables into its tax calculations, as only tax rate calculations are currently available in the Tax Planning module and significant work remains to complete reports and database fields. There has been no significant data gathering for the Education Planning module and therefore the code had not yet been written for the calculations, the database fields and the reports.

     The technology utilized in the M-Plan is based entirely on new technology. Although the Company has been selling another comprehensive financial planning program, it operated on a DOS platform and the new programs are being developed in C++ for Windows.

     M-Search Revision. M-Search is Mobius Group's Investment Manager Database System, containing comprehensive qualitative and quantitative data on over 1,300 investment management firms and 5,000 composites. In-process development is designed to allow the user to customize reports based on selection criteria, which the current version does not offer. This effort requires a rewrite of a significant portion of the source code. Based on software engineers' estimates of the percentage of reuse of developed technology within particular components of the product, 25% of its value is attributable to core technology.

     M-Vest Revision. M-Vest is Mobius Group's 16-bit asset allocation system that is under development to port the entire program over to 32-bit. This development effort requires significant changes to the user interface, a revision of most of the reports and changes to core algorithms. Management estimates that it would have taken six man months to recreate the code from the beginning and the entire porting would take 12 man months and as a result, 30% of its value is attributable to core technology.

     The following table presents information regarding the status of various in-process research and development projects acquired in connection with the Mobius Group acquisition:

                                          ESTIMATED STAGE      EXPECTED      EXPECTED COST
                                           OF COMPLETION       RELEASE        TO COMPLETE       VALUATION
                                          ---------------   --------------   --------------   --------------
                                                                             (IN THOUSANDS)   (IN THOUSANDS)
M-Plan:
  Retirement and Estate Planning
     Module.............................        92%               May 1999        $ 49            $  693
  Cash Flow, Tax and Education Module...        64%          December 1999         208               183
M-Search Revision.......................        56%         September 1999         176             1,218
M-Vest Revision.........................        20%         September 1999         220               107
                                                                                  ----            ------
          Total.........................                                          $653            $2,201
                                                                                  ====            ======

     The method used to allocate the purchase consideration to IPR&D was the modified income approach. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the IPR&D projects and that is attributable to the acquired technology, if successfully completed. The modified income approach takes the income approach, modified to include the following factors:

     - Analysis of the stage of completion of each project;

     - Exclusion of value related to research and development yet-to-be completed as part of the on-going IPR&D projects; and

     - The contribution of existing products/technologies.

     The projected revenues used in the income approach are based upon the incremental revenues associated with a portion of the project related to Mobius Group's technology likely to be generated upon completion of the project and the beginning of commercial sales, as estimated by the Company's management. The projections assume that the product will be successful and the products' development and commercialization are as set forth by management. The discount rate used in this analysis is an after-tax rate of 20%.

     Certain risks and uncertainties are associated with the completion of the development with a reasonable projected period of time. These risks include:

     - The Retirement and Estate Planning module has been sent to a development partner for testing and identification of errors. Due to the nature of the product and the necessity that all calculations work correctly in order for the product to be commercially viable and to function as designed, this testing is considered a significant part of the development effort.

     - The cash flow module reports have not been developed. As the reports are the only output seen by the end user, this represents a major development effort.

     - The Company has not yet determined how it will integrate tax tables into its tax calculation in the tax module. Significant work remains to complete reports and database fields.

     - For the education module, significant data gathering had not occurred and, therefore, the code had not yet been written for the calculations, the database fields, and the reports.

     - Significant risks still exist related to the completion and reintegration of the M-Plan Modules (Retirement and Estate Planning and Cash Flow, Tax, and Education Modules). For example, a user who borrows for education purposes from his retirement fund should see his retirement decrease (in the Retirement Module) and education investment increase (in the Education Module).

     - The M-Plan Modules are based entirely on new technology, since they are written in C++ for a windows platform and utilize no existing technology.

     - M-Vest is Mobius Group's current asset allocation system. There is an on-going development program to migrate this program to run on 32-bit hardware. This effort requires significant changes to interfaces, to reports and some core algorithms.

     - Each of the acquired IPR&D projects have not demonstrated their technological or commercial feasibility as of the valuation date. Significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technologically feasible products.

     - If the proposed products fail to become viable, there is uncertainty that the Company would be able to realize any value from the sale of the technology to another party.

     Consistent with the Company's policy for internally developed software, the Company determined the amounts to be allocated to IPR&D based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. As of the date of the acquisition, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1997, and excludes the write-off of purchased research and development of $2.2 million:

                                                             NINE MONTHS      NINE MONTHS
                                                                ENDED            ENDED
                                                            MARCH 31, 1998   MARCH 31, 1999
                                                            --------------   --------------
Revenues..................................................     $174,710         $184,550
Net income (loss).........................................     $ (9,226)        $ 12,175
Basic earnings per share:
  Net income (loss) per common share......................     $  (0.17)        $   0.23
  Equivalent number of shares.............................       55,526           53,188
Diluted earnings per share:
  Net income (loss) per common share......................     $  (0.17)        $   0.22
  Equivalent number of shares.............................       55,526           56,609

     12. During the quarter ended March 31, 1999, the Company established a deferred compensation plan (the "DCP") covering highly-compensated employees. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan, therefore the associated liabilities are included in the condensed consolidated balance sheets. In addition, the Company is establishing a rabbi trust to finance obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in the condensed consolidated balance sheets.

     13. During the week of April 26, 1999, the Company experienced a system error that led some users of its electronic billing and payment service to experience intermittent problems accessing and using the system. The Company believes that reserves established for service level agreements are sufficient to cover contractually determined penalties due to financial institution customers resulting from this error.

     14. On March 2, 1999, Intuit Inc. filed a lawsuit against the Company in the Superior Court of Santa Clara County, California. In the lawsuit, Intuit alleges that the Company threatened to violate the terms of an April 1998 bill presentment services contract and requests the court to provide equitable relief and other remedies. The parties to the lawsuit have agreed that the outcome of the case would be determined by arbitration. The arbitration has commenced and proceedings are currently being held to determine the outcome of the dispute. The net financial impact on the Company of the arbitration is not possible to determine at this time given the outstanding issues. The ultimate outcome is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

     15. In June 1997, the Financial Accounting Statements Board ("FASB") issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires disclosures of certain financial and description information about a company's operating segments. The adoption of SFAS 131 is not expected to have a material impact on the Company's financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2000. The Company is in the process of evaluating the effects of this new statement.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The adoption of SOP 98-1 is not expected to have a material impact on the Company's software capitalization policies or financial statement disclosures.

     16. Certain amounts in the June 30, 1998 balance sheet have been reclassified to conform with the March 31, 1999 presentation. In addition, certain amounts in the condensed consolidated statements of operations for the nine months ended March 31, 1998 have been reclassified to conform with the March 31, 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is the leading provider of electronic billing and payment services. The Company provides services that allow users to:

     - Receive electronic bills through the Internet;

     - Pay any bill -- electronic or paper -- to anyone; and

     - Perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

     The Company currently provides services for approximately 2.8 million consumers through over 350 financial institutions, Internet portals like Quicken.com and personal financial management software like Microsoft Money, Managing Your Money and Quicken. The Company has developed relationships with over 1,100 merchants nationwide that enable it to effect more than 50% of all bill payments electronically. In March 1997, the Company introduced electronic billing -- "E-Bill" -- which enables merchants to interactively deliver billing as well as marketing material to their customers over the Internet. To date, the Company has signed E-Bill contracts with 49 of the country's largest billers, who together deliver more than a half-billion bills each month. During the month of March 1999, the Company had distributed and paid more than 10,000 electronic bills through 20 financial institutions and Internet portal electronic billing and payment web sites, double the number of bills delivered and paid the previous month.

     The Company remains focused on quality enhancement combined with efficiency improvement in anticipation of overall market growth. As competitors strive to bring their own product offerings to market, the Company has a window of opportunity to extend its lead in the electronic bill payment marketplace and intends to capitalize on the opportunity. The Company believes that three factors are critical to maintaining a lead in the electronic bill payment market: the widest consumer distribution possible, through bank, credit union, brokerage, and Internet portal distribution channels; high percentage penetration of the largest billing categories, such as telecommunications; and an integrated electronic billing and payment platform that enables distribution, tracking, audit, payment and customer care in a highly efficient form. Management will focus near term efforts in this regard. In the longer term, the Company is driving to improve the profitability of the business through efforts to facilitate revenue growth in all business segments and improve cost efficiency primarily in remittance, customer care and data processing.

     From a revenue perspective, the Company is taking several steps to promote growth. In the Electronic Commerce segment, the Company is currently reliant upon its financial institution customers to promote its electronic bill payment, banking and billing and payment product offerings. The Company continues to support financial institutions' efforts to convert from a personal computer based software front-end offering to a more efficient web-based offering. As financial institutions complete their web-based offerings and revitalize marketing efforts toward electronic bill payment and electronic banking, the Company believes this will result in enhanced subscriber growth. An important variable in the anticipated subscriber growth is the timing of the rollout of these web-based offerings. Also, during the quarter ended March 31, 1999, the Company announced the execution of a material Internet distribution contract designed to make electronic billing and universal "pay anyone" electronic payment an integral part of the average Internet user's experience. This initiative has the potential to encourage significant subscriber growth. Additionally, the Company's efforts to rapidly enroll significant national merchants in electronic bill presentment programs, which will be integrated with financial institutions' electronic bill payment and banking offerings, will allow consumers complete electronic "round trip" payment capabilities. The growth in bill presentment is expected to drive growth in bill payment revenue through a more complete electronic offering, more so than providing a new stand alone revenue stream.

     Efforts are also underway to provide enhanced product offerings in both the Software and Investment Services business segments, which are expected to further enhance revenue growth opportunities in these segments as well. From an expense efficiency perspective, as a result of integration of the various acquisitions, the completion of the data center consolidation in Norcross, Georgia and the continued rollout of Genesis

Project (which is designed to provide a single, state of the art processing platform and to promote customer care efficiency), economies of scale and leverage are inherent in the Company's business model. Improvements in remittance and customer care cost efficiency and quality will primarily be driven by an increased percentage of electronic versus paper transaction processing and the design and implementation of electronic customer self help offerings. Improvements in data processing costs and quality are addressed by the Genesis project, which will also contribute to an increased percentage of electronic versus paper transactions.

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

RESULTS OF OPERATIONS

     The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                        MARCH 31,         MARCH 31,
                                                      --------------    --------------
                                                      1998     1999     1998     1999
                                                      -----    -----    -----    -----
Total Revenues:.....................................  100.0%   100.0%   100.0%   100.0%
Expenses:
  Cost of processing, servicing and support.........   55.4     57.4     55.4     60.0
  Research and development..........................   15.2      7.0     15.4      9.2
  Sales and marketing...............................   10.8     10.7     12.9     12.2
  General and administrative........................    8.4     11.4      9.2     12.0
  Depreciation and amortization.....................   10.1      9.5     11.4     10.0
  In process research and development...............    0.0      3.5      0.4      1.2
  Charge for stock warrants.........................   52.5      0.0     19.0      0.0
  Exclusivity amortization..........................    0.0      0.0      1.7      0.0
                                                      -----    -----    -----    -----
          Total Expenses............................  152.5     99.4    125.5    104.7
Net gain on disposition of assets...................    5.0      0.0     16.7      2.2
                                                      -----    -----    -----    -----
Income (loss) from operations.......................  (47.5)     0.6     (8.8)    (2.5)
Interest, net.......................................    1.2      0.8      1.1     (0.9)
                                                      -----    -----    -----    -----
Income (loss) before income taxes...................  (46.3)     1.3     (7.7)    (1.6)
Income tax expense (benefit)........................  (17.9)     1.8     (2.1)    (6.9)
                                                      -----    -----    -----    -----
Net income (loss)...................................  (28.4)%   (0.5)%   (5.6)%    5.4%
                                                      =====    =====    =====    =====

     Reported revenue increased 2%, from $61.8 million to $63.0 million, for the three months ended March 31, 1998 and 1999, respectively, and by 5%, from $170.4 million to $179.4 million on a year over year basis. The increases in quarter to quarter and year over year revenue are due primarily to internal growth in the Electronic Commerce and Investment Services segments, offset by a reduction in the Software segment. Decreased Software segment revenue is primarily the result of product line divestitures over the past twelve months. Divestitures included the Company's recovery management business in August 1997, its item processing business in March 1998, its wire and electronic banking business in April 1998, its leasing business in July 1998, its mortgage business in September 1998 and its imaging business in October 1998. On a pro forma basis, excluding the impact of the divested software businesses and the discontinuance of the web investor business in the Electronic Commerce segment in June 1998, revenue increased 20%, from $52.6 million to $63.0 million, for the three months ended March 31, 1998 and 1999, respectively, and by 22% from $146.2 million to $179.4 million on a year over year basis. The quarter to quarter pro forma increase of 20% was driven by increases of 21% in the Electronic Commerce segment, 27% in the Investment Services segment and 8% in the Software segment. The year over year pro forma revenue increase of 23% was driven by increases of 25% in Electronic Commerce, 25% in Investment Services and 13% in Software. Growth in Electronic Commerce revenue is driven primarily by an increase in subscribers from approximately 2.4 million at March 31, 1998 to over
2.8 million at March 31, 1999. In the Software segment, the current year revenue of $29.5 million includes $1.7 million of revenue from businesses divested in the current year. Therefore, comparative revenue grew by 7% on a year over year basis. In spite of dampened demand caused by customer focus on Year 2000 projects, the Software segment has seen growth, primarily in implementations of its ACH product line. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 447,000 at March 31, 1998 to approximately 630,000 at March 31, 1999.

     Processing and servicing revenue increased by 23%, from $42.1 million to $51.9 million, for the three months ended March 31, 1998 and 1999, respectively, and by 26%, from $115.1 million to $145.5 million, on a year over year basis. Quarter to quarter and year over year growth is primarily the result of the previously mentioned increase in subscribers in the Electronic Commerce segment and portfolios managed in the Investment Services segment. In January 1999, the Company announced a material Internet distribution agreement. Although there are no guarantees in the timing or extent of its success, the Company believes this agreement has the potential to provide significant increases in subscribers over the next year and beyond. Initial pricing has not been announced, but contribution to earnings from this channel for the balance of the current fiscal year is not expected to be material.

     Reported license revenue declined by $4.5 million, from $8.1 million to $3.6 million, for the quarters ended March 31, 1998 and 1999, respectively, and by $11.4 million, from $21.4 million to $10.0 million, on a year over year basis. This decline is due primarily to the previously mentioned software business divestitures. On a pro forma basis, excluding the impact of the divested software businesses, license fee revenue increased by $0.2 million, from $3.4 million to $3.6 million, for the quarters ended March 31, 1998 and 1999, respectively, and decreased by $1.7 million, from $11.7 million to $10.0 million, on a year over year basis. The pro forma decline is due primarily to softness in software sales resulting from purchasing moratoriums imposed by potential customers preparing for Year 2000.

     Reported maintenance revenue declined by $2.5 million, from $6.6 million to $4.1 million, for the quarters ended March 31, 1998 and 1999, respectively, and by $6.6 million, from $19.9 million to $13.3 million, on a year over year basis. This decline is due primarily to the previously mentioned software divestitures. On a pro forma basis, excluding the impact of the divested software businesses, maintenance revenue decreased by $0.3 million, from $4.4 million to $4.1 million, for the quarters ended March 31, 1998 and 1999, respectively, and increased by $1.4 million, from $11.9 million to $13.3 million, on a year over year basis. Increased pro forma maintenance revenue is due primarily to first year maintenance revenue related to new software sales generated in the second half of fiscal 1998 combined with high retention rates and moderate price increases related to renewal maintenance streams.

     Reported other revenue, consisting mainly of consulting fees, declined by $1.4 million, from $4.8 million to $3.4 million, for the quarters ended March 31, 1998 and 1999, respectively, and by $3.3 million, from $13.9 million to $10.6 million, on a year over year basis. This decline is due primarily to the previously mentioned software divestitures. On a pro forma basis, excluding the impact of the divested software businesses and the discontinuance of the web investor business in the Electronic Commerce segment in June 1998, other revenue increased by $0.6 million, from $2.8 million to $3.4 million, for the quarters ended March 31, 1998 and 1999, respectively, and by $2.3 million from $8.3 million to $10.6 million on a year over year basis. The increase is due to implementations related to new software sales in the second half of fiscal 1998 and early fiscal 1999 and implementations related to new business in the Investment Services segment.

     The cost of processing, servicing and support was $ 34.2 million and $36.1 million or 55.4% and 57.4% of total revenue for the quarters ended March 31, 1998 and 1999, respectively. These same costs were $94.3 million and $107.6 million or 55.4% and 60.0% of total revenue for the nine months ended March 31, 1998 and 1999, respectively. Cost of processing, servicing and support as a percentage of servicing only revenue (all revenue except license) was 63.8% and 60.8% for the three months ended March 31, 1998 and 1999, respectively, and 63.3% and 63.5% for the nine months ended March 31, 1998 and 1999, respectively. Revenue growth in the Electronic Commerce segment has slowed as financial institutions convert to a web-based front-end into the electronic bill payment and billing and payment offerings. During this period, although the Company continues to enjoy variable cost savings due to successful efforts to increase the percentage of electronic versus paper based bill payment transactions, the Company is continuing to invest in customer care resources in anticipation of expected revenue growth when more web-based conversions are completed and financial institutions reinstate related marketing efforts toward subscriber growth. Additionally, the Company is incurring the costs of electronic billing and payment or E-Bill implementations with inadequate current revenue to offset the costs. Finally, the previously mentioned Internet distribution agreement has resulted in increased operating expenses in the quarter ended March 31, 1999. These incremental costs for professional services programs to support timely and effective electronic billing and payment offerings by billers; investments in hardware, software and technical staff to deliver dial-tone quality to up to 1.0 million additional subscribers; and additional customer care staff and related training, totaling up to $4.0 million, will continue throughout the next quarter and into fiscal 2000.

     Research and development costs were $9.4 million and $4.4 million or 15.2% and 7.0% of total revenue for the quarters ended March 31, 1998 and 1999, respectively. Research and development was $26.2 million and $16.5 million or 15.4% and 9.2% of total revenue for the nine months ended March 31, 1998 and 1999, respectively. The divested software businesses incurred research and development costs of $2.1 million and $6.9 million in the three and nine months ended March 31, 1998, respectively. Additionally, upon completion of the base Genesis Platform in late fiscal 1998 and the transition of resources from Year 2000 related projects that may not be capitalized for GAAP purposes, the Company capitalized development costs of $2.3 million and $5.1 million in the three and nine month periods ended March 31, 1999, respectively. As a result, total research and development expenditures (capitalized and expensed) decreased by $0.5 million, from $7.3 million to $6.7 million, for the three months ended March 31, 1998 and 1999, respectively, and increased by $2.5 million, from $19.2 million to $21.7 million, for the nine months ended March 31, 1998 and 1999, respectively. The Company is continuing to invest significantly in research and development, particularly in the Electronic Commerce and Investment Services segments in anticipation and support of revenue growth, quality improvement and efficiency enhancement opportunities.

     Sales and marketing costs were $6.7 million and $6.7 million or 10.8% and 10.7% of total revenue for the quarters ended March 31, 1998 and 1999, respectively. These same costs were $22.0 million and $21.9 million or 12.9% and 12.2% of total revenue for the nine months ended March 31, 1998 and 1999, respectively. Sales and marketing expenses have remained consistent year over year. Reduced sales and marketing expenses resulting from the divested software businesses have been replaced by increased sales expenses related to activities in the Company's bill presentment area, as well as funding for the creation and launch of a new trade group, the Electronic Banking Association, which is intended to increase the general population's awareness of and interest in the electronic banking industry. Marketing expenses are expected to increase upon the launch of products related to the announced agreement between the Company and a significant Internet distribution company.

     General and administrative expenses were $5.2 million and $7.2 million or 8.4% and 11.4% of total revenue for the quarters ended March 31, 1998 and 1999, respectively. General and administrative expenses were $15.7 million and $21.6 million or 9.2% and 12.0% of total revenue for the nine months ended March 31, 1998 and 1999, respectively. The Company incurred one-time real estate expenses of $0.3 and $0.9 million related to the move of its main Investment Services office to a facility better suited for its needs in the three and nine month periods ended March 31, 1999, respectively. Additionally, in the second quarter of fiscal 1999, approximately $0.6 million was expended in the establishment of a benefits company intended to better manage future benefit expenses in anticipation of growth in the Company's headcount. Historical growth in infrastructure expenses has remained below the rate of revenue growth. The divestiture of the various software businesses has not resulted in a corresponding reduction in existing infrastructure as business specific systems and administrative functions must remain to support retained software businesses, as well as the growing Electronic Commerce and Investment Services segments. As anticipated revenue growth materializes, management expects general and administrative expenses to decline as a percentage of revenue from its current levels to be more in line with historical experience.

     Depreciation and amortization expenses were $6.3 million and $6.0 million for the three months ended March 31, 1998 and 1999, respectively. Depreciation and amortization was $19.4 million and $18.0 million for the nine months ended March 31, 1998 and 1999, respectively. Significant reductions in depreciation and amortization from the elimination of tangible and intangible assets resulting from the divested software businesses have been somewhat replaced by depreciation resulting from significant capital expenditures throughout fiscal 1998 and 1999 primarily in support of the data center migration to Norcross, Georgia and the development of the Genesis Project.

     In-process research and development charges of $2.2 million in the three months ended March 31, 1999 resulted from the Company's acquisition of the Mobius Group on March 8, 1999. Please refer to Note 11 to the Interim Unaudited Condensed Financial statements contained herein for a more detailed discussion.

     IPR&D charges of $0.7 million in the nine months ended March 31, 1998 resulted from the Company's acquisition of AMTI on October 3, 1997. Such research and development projects continued to be developed as planned by the Company until which time the software and assets of the mortgage product line, including these projects, were sold on September 11, 1998.

     The $32.4 million charge for stock warrants in the three and nine month periods ended March 31, 1998 resulted from the vesting of three million warrants in March 1998 related to a ten year processing agreement with Integrion, announced by the Company in October 1997. The non-cash charge was based on a Black-Scholes option pricing model valuation of the warrants at the date of vesting.

     Exclusivity amortization of $2.9 million in the nine months ended March 31, 1998 was the final amortization expense related to the exclusivity arrangement the Company entered into with Intuit Inc. ("Intuit") in conjunction with the purchase of Intuit Services Corporation in January 1997.

     The net gain on dispositions of assets is the result of various transactions in the nine month periods ended March 31, 1998 and 1999. In the quarter ended March 31, 1998, the Company incurred a gain of $3.2 million on the sale of its item processing business in March 1998 which was offset by a working capital adjustment related to the sale of its credit management business in August 1997. The gain of $3.9 million in the nine month period ended March 31, 1999 is the net result of the gain on the sale of the mortgage business of approximately $6.4 million and the loss on the sale of the imaging business of approximately $2.5 million. The gain of $28.4 million in the nine month period ended March 31, 1998 is the net result of the gain on the sale of the credit management business of $28.2 million from August 1997, a gain on the sale of the item processing business of $3.2 million in March 1998 and a charge of approximately $3.0 million from the quarter ended September 30, 1997 related to certain equipment and capitalized costs where the Company determined that the book value of the assets exceeded their net realizable value.

     Net interest income decreased from $0.8 million to $0.5 million for the quarters ended March 31, 1998 and 1999, respectively. Net interest income decreased from $1.9 million to $1.7 million for the nine month periods ended March 31, 1998 and 1999, respectively. In the quarter to quarter comparison, net interest income was lower in 1999 primarily due to the share repurchase totaling $31.2 million at the beginning of the quarter ended December 31, 1998 which significantly reduced average invested assets for the period. On a year over year basis, the cash utilized for the share repurchase was offset by cash proceeds from divested software businesses in the nine months ended March 31, 1999. Average invested assets net of average outstanding obligations were relatively consistent, as were net yields, therefore the net investment income remained stable year to year.

     The Company recorded an income tax benefit of $11.0 million which resulted in an effective rate of 39% for the quarter ended March 31, 1998 versus an income tax expense of $1.1 million which resulted in an effective rate of 137% for the quarter ended March 31, 1999. The unusual effective rate in the 1999 period resulted from the IPR&D charge of $2.2 million in the quarter, which is non-deductible for income tax purposes. Net of the tax effect of this non-deductible item, the quarterly effective rate for the quarter ended March 31, 1999 would be 38%. During the nine months ended March 31, 1999, the Company recorded a one-time tax benefit of approximately $12.2 million arising out of the medical benefits management subsidiary. On a year over year basis, the effective rate was 27% for the nine-months ended March 31, 1998 and 38% (net of the one-time benefit of $12.2 million and the non-deductible in-process research and development charge) for the nine months ended March 31, 1999. These rates differ from the blended statutory rate of 40% due to goodwill amortization and other non-deductible expenses in both periods.

SEGMENT INFORMATION

     The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             MARCH 31,             MARCH 31,
                                                         ------------------   -------------------
                                                           1998      1999       1998       1999
                                                         --------   -------   --------   --------
Operating Revenue:
  Electronic Commerce..................................  $ 36,080   $43,530   $ 99,046   $122,915
  Software.............................................    18,081     9,768     49,737     29,498
  Investment Services..................................     7,589     9,662     21,570     26,966
                                                         --------   -------   --------   --------
          Total Operating Revenue......................  $ 61,750   $62,960   $170,353   $179,379
                                                         ========   =======   ========   ========
Operating Income (Loss):
     Operating Income (Loss)
     excluding specific items:
       Electronic Commerce.............................  $    587   $ 1,484   $   (515)  $ (3,904)
       Software........................................     2,454     3,778      4,497      8,713
       Investment Services.............................     1,699     2,452      4,147      5,142
       Corporate.......................................    (4,734)   (5,164)   (15,395)   (16,185)
     Specific items:
       Exclusivity Amortization........................        --        --     (2,963)        --
       In Process Research and Development.............        --    (2,201)      (719)    (2,201)
       Charge for Stock Warrants.......................   (32,409)       --    (32,409)        --
       Net Gain on Disposition of Assets...............     3,080        --     28,449      3,914
                                                         --------   -------   --------   --------
          Total Operating Income (Loss)................  $(29,323)  $   349   $(14,908)  $ (4,521)
                                                         ========   =======   ========   ========

     Revenue in the Electronic Commerce segment increased by $7.4 million or 20% from $36.1 million to $43.5 million for the three months ended March 31, 1998 and 1999, respectively, and by $23.9 million or 24% from $99.0 million to $122.9 million for the nine months ended March 31, 1998 and 1999, respectively. On a pro forma basis excluding the web investor business which was discontinued in fiscal 1998, revenue increased $7.6 million or 21% for the quarter to quarter period and by $24.4 million or 25% on a year over year basis. This increase in revenue is due primarily to an increase in subscribers from approximately 2.4 million at March 31, 1998 to approximately 2.8 million at March 31, 1999. Operating income in the Electronic Commerce segment increased from $0.6 million to $1.5 million for the three months ended March 31, 1998 and 1999, respectively. On a year to date basis, the loss in the Electronic Commerce segment increased from $0.5 million through the nine month period ended March 31, 1998 to $3.9 million for the same period in 1999. On a pro forma basis, the operating income increased from $0.8 million to $1.5 million for the three months ended March 31, 1998 and 1999, respectively and from $0.1 million to a loss of $3.9 million for the nine months ended March 31, 1998 and 1999, respectively. As previously mentioned, revenue growth has flattened temporarily as financial institutions convert their personal computer software-based front-end interfaces to the Company's electronic bill payment and banking processes to more efficient web-based front-end interfaces. During this time the Company has continued to commit resources directed toward quality and efficiency improvement in anticipation of the revenue growth expected when financial institutions complete their technology conversions and refocus marketing efforts toward subscriber growth, and when Internet portals offer the service. These investments include additional customer care resources directed toward improved quality and significant E-Bill implementation costs, which are not offset by significant revenue in the near term. The Company has implemented 21 billers for the E-Bill product offering, an additional 19 billers are actively engaged in the implementation process and another nine billers are awaiting implementation. E-Bill implementations are expected to drive additional bill payment revenue as opposed to providing a significant new revenue stream to the Company. While the Company expects revenue to grow at an increasing rate, such growth is dependent upon financial institutions completing their technology conversion and implementing planned marketing programs in a timely fashion. As an indication that this may be taking place, of the overall subscriber growth rate of 6% in the quarter ended March 31, 1999, growth in web-based subscribers exceeded 20%. While this growth is within a small portion of the overall subscriber base, this could be confirmation of the Company's belief that, once financial institutions go to market with a web solution, subscribers will sign on at an increasing rate. In January 1999, the Company announced a material Internet distribution agreement designed to promote online bill payment, bill presentment and banking opportunities to general users of the Internet. Additional up front investments (both operating and capital) resulting from this agreement will place near term downward pressure on margins, however these costs will prepare the Company for up to one million additional subscribers. The incremental operating costs are estimated at approximately $4.0 million, a portion of which was invested in the quarter ended March 31, 1999. These investments will allow the Company to establish a professional services staff to support the timely and effective deployment of electronic billing and payment offerings by billers, additional customer care staff and related training activities as well as sales, marketing and communication program expansion. As indicated previously, the Company believes that efforts directed toward expansion of the subscriber base are most critical at this time and appropriate investments will be made to achieve this goal.

     During the week of April 26, 1999, the Company experienced a system error that led some users of its electronic bill payment service to experience intermittent problems accessing and using the system. The Company believes that reserves it previously established for service level agreements are sufficient to cover contractually determined penalties due to financial institution customers resulting from this error. Should management decide to provide additional service fee discounts for the period in question, a portion of these discounts could impact the Company's results of operations for the quarter ended June 30, 1999.

     Reported Software segment revenue declined from $18.1 million to $9.8 million for the three months ended March 31, 1998 and 1999, respectively, and from $49.7 million to $29.5 million for the nine months ended March 31, 1998 and 1999, respectively. On a pro forma basis, net of the impact of divested software businesses in fiscal 1998, revenue increased by $0.8 million or 8% from $9.0 million to $9.8 million for the three months ended March 31, 1998 and 1999, respectively and by $3.4 million or 13% from $26.1 million to $29.5 million for the nine months ended March 31, 1998 and 1999, respectively. The three months ended September 30, 1998 included $1.8 million of revenue from divested businesses, therefore the appropriate comparison of retained businesses is revenue growth of $1.6 million or 6% from $26.1 million to $27.7 million, year over year. License sales have been lower than anticipated in the current fiscal year due primarily to purchasing moratoriums imposed by potential customers who are preparing internally for the Year 2000. The slowdown in license sales has been offset by consulting revenues earned on implementations of software licenses sold in the second half of fiscal 1998. This slowdown is expected to continue until potential customers complete their Year 2000 initiatives. Reported operating income increased from $2.5 million to $3.8 million for the three months ended March 31, 1998 and 1999, respectively, and from $4.5 million to $8.7 million for the nine months ended March 31, 1998 and 1999, respectively. On a pro forma basis, net of the impact of the divested businesses, operating income has increased from $2.3 million to $3.8 million for the three months ended March 31, 1998 and 1999, respectively, and from $6.6 million to $8.7 million for the nine months ended March 31, 1998 and 1999, respectively. Retained businesses, net of $1.6 million of operating losses in divested businesses in the quarter ended September 30, 1998, achieved operating profit growth from $6.6 million to $10.3 million for the six months ended March 31, 1998 and 1999, respectively. The increase in retained business profit is a reporting anomaly related to allocated corporate fixed costs in the 1998 periods. The prior year pro forma results are carrying a full burden of fixed overhead from the Software segment to avoid unreasonably impacting other segments on a restated pro forma basis. When the effects of allocations are ignored, underlying operating profit margins in the Software segment are fairly consistent from year to year.

     Revenue in the Investment Services segment has increased by $2.1 million or 27% from $7.6 million to $9.7 million for the three months ended March 31, 1998 and 1999, respectively, and by $5.4 million or 25% from $21.6 million to $27.0 million for the nine months ended March 31, 1998 and 1999, respectively.

Increases in revenue are due primarily to an increase in portfolios managed from approximately 447,000 at March 31, 1998 to approximately 630,000 at March 31, 1999. Additionally, some of the focus of this division has been directed toward managing retail portfolios on behalf of several large brokerage firms. Offerings to these customers provide more narrow functionality and therefore a commensurately lower price. Operating income increased from $1.7 million to $2.5 million for the three months ended March 31, 1998 and 1999, respectively, and increased from $4.1 million to $5.1 million for the nine months ended March 31, 1998 and 1999, respectively. In spite of absorbing charges totaling approximately $0.9 million related to the move of the segment's main office in the nine months ended March 31, 1999, the business unit has been able to maintain a consistent operating margin. Adjusting for the one-time charges, the year over year increase in margin is the result of leveraging the unit's infrastructure in light of increased portfolio growth. On March 8, 1999, the Company acquired the Mobius Group to augment the current product line in the Investment Services segment. Investment consultants and asset managers may now use Mobius' M-Vest service to determine the ideal asset allocation for their clients; use M-Search to determine the ideal investment manager candidates; use CheckFree APL and APL Wrap products to provide investment management platform and trading tools; and use either M-Watch or CheckFree APL for their investment oversight and reporting to the end client. The acquisition had minimal impact on operations in the quarter ended March 31, 1999. Amortization of acquired intangible assets are expected to have a dilutive effect in quarter four of fiscal 1999 and through fiscal 2000. The acquisition should become acretive in fiscal 2001 as expected incremental operating profits more than offset the added intangible amortization.

     The Corporate segment represents charges for the human resources, legal, accounting and various other of the Company's unallocated overhead charges. Corporate incurred operating costs of $5.2 million in the quarter ended March 31, 1999 versus $4.7 million in the same period in 1998 and costs of $16.2 million for the nine months ended March 31, 1999 versus $15.4 million in the same period in 1998. One-time charges of $0.6 million were incurred in the formation of a special purpose subsidiary created to administer the Company's employee medical benefits program. Net of these one-time charges unallocated Corporate charges were $15.6 million for the nine months ended March 31, 1999. The relative stability of these unallocated costs are due to successful efforts to leverage these resources within the growth of the other operating segments over the past year.

     Exclusivity amortization of $2.9 million in the nine months ended March 31, 1998 was the final amortization expense related to the exclusivity arrangement the Company entered into with Intuit in conjunction with the purchase of ISC in January 1997.

     In-process research and development charges of $2.2 million in the three months ended March 31, 1999 resulted from the Company's acquisition of the Mobius Group on March 8, 1999. Please refer to Note 11 to the Interim Unaudited Condensed Consolidated Financial Statements contained herein for a more detailed discussion. The $0.7 million charge in the nine months ended March 31, 1998 resulted from the acquisition of AMTI in October 1997.

     The $32.4 million charge for stock warrants in the three and nine month periods ended March 31, 1998 resulted from the vesting of three million warrants in March 1998 related to a ten year processing agreement with Integrion, announced by the Company in October 1997. The non-cash charge was based on a Black-Scholes option pricing model valuation of the warrants at the date of vesting.

     The net gain on dispositions of assets is the result of various transactions in the nine month periods ended March 31, 1998 and 1999. In the quarter ended March 31, 1998, the Company incurred a gain of $3.2 million on the sale of its item processing business in March 1998 which was offset by a working capital adjustment related to the sale of its credit management business in August 1997. The gain of $3.9 million in the nine-month period ended March 31, 1999 is the net result of the gain on the sale of the mortgage business of approximately $6.4 million and the loss on the sale of the imaging business of approximately $2.5 million. The gain of $28.4 million in the nine-month period ended March 31, 1998 is the net result of the gain on the sale of the credit management business of $28.2 million from August 1997, a gain on the sale of the item processing business of $3.2 million in March 1998 and a charge of approximately $3.0 million from the quarter ended September 30, 1997 related to certain equipment and capitalized costs where the Company determined that the book value of the assets exceeded their net realizable value.

YEAR 2000 READINESS

     The following statements are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act (15 U.S.C. 1) enacted on October 19, 1998.

     The goal of the Company is to ensure that all systems and products will be ready for any date-based processing related to the millennium. The following readiness disclosure is presented for each of the Company's business segments; Electronic Commerce, Software and Investment Services.

     State of Readiness: The Company is moving all of its Electronic Commerce segment processing to Year 2000-ready environments and is making satisfactory progress to ensure that all of its systems will be ready for any date-based functions related to the millennium. Previous implementation phases included building a Year 2000-ready data center and the physical move of the processing systems to that center. The final implementation phase will include the planned migration of customers from the Chicago and Columbus systems to the Year 2000-ready Genesis Platform followed by applicable testing on that system to be completed by September 30, 1999. In anticipation of limited customer migration from the Austin system to Genesis before January 1, 2000, the Austin system has been made Year 2000 ready and testing with financial institutions is substantially complete. The Electronic Commerce processing systems are subject to regulation by the Office of the Comptroller of the Currency ("OCC") and are required to meet OCC's Year 2000 readiness requirements by June 30, 1999. All Software segment products have been made Year 2000 ready and only minor efforts necessary to remediate internal support systems remain. Prior to the acquisition of Mobius Group, all Investment Services customer-related processing systems had been made Year 2000 ready and only customer testing and final remediation of internal systems at Mobius Group remain. Final corporate initiatives require resources to complete installation of date related "patches" to related infrastructure hardware and software applications. All remaining remediation efforts are scheduled to be completed during the quarter ended September 30, 1999.

     An inventory of all information technology and non-information technology systems is maintained and periodically updated. The Company solicited most of its third party vendors to determine the status of their Year 2000 readiness and those functions that are likely to have a material effect on Company business have been identified and assessed. The Company has received responses from all of its critical vendors and over half of its other vendors. Validation is based on third party representations and/or internal testing. To date, in excess of 75% of the Company's mission critical applications are deemed to be Year 2000-ready. Based on a review of third party representations, the Company is not currently aware of any third party issue applicable to the Year 2000 that is likely to have a material impact on the conduct of business, the results of operations or the financial condition of the Company. The Company has not performed its own tests on many of these third party systems and no assurance can be given at this time that these systems are Year 2000 ready.

     Costs to Address the Company's Year 2000 Issues: Although the development of the Genesis Platform has taken into account relevant Year 2000 issues, the planned conversion was not accelerated due to Year 2000 issues and Year 2000 costs are not included in development for the Genesis Platform. The following chart reflects the Company's Year 2000 specific costs. The fiscal year 1998 costs were attributed to remediation of legacy systems and applications. The cost to complete includes remediation, testing and verification, but is primarily budgeted to remedy any Year 2000 related situations that management has not yet anticipated. The Company believes that associated costs are adequately budgeted for in its fiscal 1999 buying plans.

                                                                     YEAR TO
                                                        COST TO    DATE FISCAL   FISCAL   FISCAL
BUSINESS SEGMENT                                        COMPLETE      1999        1998     1997    TOTAL
----------------                                        --------   -----------   ------   ------   ------
                                                                         (IN THOUSANDS)
Electronic commerce...................................   $  441        $959       $100     $--     $1,500
Software..............................................      100         500        500      --      1,100
Investment services...................................      359         878        375      --      1,612
Corporate.............................................      177         208         --      --        385
                                                         ------      ------       ----      --     ------
          Total.......................................   $1,077      $2,545       $975     $--     $4,597
                                                         ======      ======       ====      ==     ======

     Risks of the Company's Year 2000 Issues: In order to accurately process transactions, the Company must rely on technology supported by its customers and suppliers. Transaction processing relies on transmissions of data from consumer personal computers, through financial institution and merchant web servers and the Internet, over third party data and voice communication lines, and through the Federal Funds System. Failure by the Company, its customers or suppliers to adequately address the Year 2000 issues in a timely manner could impede the Company's ability to process transactions and can have a direct impact on its ability to generate revenue per agreements with financial institution, portfolio management companies, merchant and direct customers. This in turn could have a material impact on the conduct of the business, the results of operations and the financial condition of the Company. Accordingly, the Company plans to address all Year 2000 issues before problems materialize. The Company believes that associated costs are adequately budgeted for in its fiscal 1999 business plans. Should efforts on the part of the Company, its customers and suppliers fail to adequately address their relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue to the Company.

     The Company's Contingency Plans: The Company is internally reviewing and testing all mission critical systems and major components for Year 2000 readiness. Contingency plans are in place to address mission critical customer related processes such as back-up communication plans for incoming customer payment and portfolio transactions, paper based payment transaction processing in the event of the failure of electronic payment systems and alternative power supply in the event of prolonged power outages. Additional Year 2000 considerations have been and will continue to be incorporated into the Company's business contingency plans.

     The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers or unforeseen circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarters ended September 30, 1998 and December 31, 1998, the Company expended approximately $31.2 million to repurchase shares of its own stock. In spite of these expenditures, the Company has retained in excess of $25 million in cash, cash equivalents and short-term investments as of March 31, 1999. Additionally, the March 31, 1999 balance sheet reflects a current ratio of
1.76. Over the remainder of the fiscal year, the Company expects to generate positive cash flow from operations. Additionally, in conjunction with the purchase of a new building in Dublin, Ohio, the Company is evaluating various financing strategies. The Company believes that existing cash, cash equivalents and investments combined with projected positive operating cash flow, will be more than sufficient to meet presently anticipated requirements for the foreseeable future. To the extent that additional capital resources may be needed, the Company has access to an untapped line of credit totaling $20 million.

INFLATION

     The Company believes the effects of inflation have not had a significant impact on the Company's results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for the historical information contained herein, the matters discussed in this Form 10-Q include certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended June 30, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 2, 1999, Intuit filed a lawsuit against the Company in the Superior Court of Santa Clara County, California. In the lawsuit, Inuit alleges that the Company threatened to violate the terms of an April 1998 bill presentment services contract and requests the court to provide equitable relief and other remedies. The parties to the lawsuit have agreed that the outcome of the case would be determined by arbitration. The arbitration has commenced and proceedings are currently being held to determine the outcome of the dispute. The net financial impact on the Company of the arbitration is not possible to determine at this time given the outstanding issues. The ultimate outcome is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.1*      --  First Amendment to Loan and Security Agreement by and
               between KeyBank National Association, as Lender, and
               CheckFree Corporation, as Borrower, dated as of December 9,
               1998.
  27*      --  Financial Data Schedule.

---------------

* Filed with this report.

     (b) Reports on Form 8-K.

     The Registrant filed the following Current Report on Form 8-K with the Securities and Exchange Commission:

          (i) A current report on Form 8-K, dated February 5, 1999, was filed with the Securities and Exchange Commission on February 16, 1999 (Items 5 and 7).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHECKFREE HOLDINGS CORPORATION

Date: May 17, 1999                                             By: /s/ ALLEN L. SHULMAN
                                                 ----------------------------------------------------
                                                                   Allen L. Shulman
                                                Executive Vice President, Chief Financial Officer, and
                                                    General Counsel* (Principal Financial Officer)

Date: May 17, 1999                                            By: /s/ GARY A. LUOMA, JR.
                                                 ----------------------------------------------------
                                                                  Gary A. Luoma, Jr.
                                               Vice President, Chief Accounting Officer, and Assistant
                                                       Secretary (Principal Accounting Officer)

* In his capacity as Executive Vice President, Chief Financial Officer and General Counsel, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                         CHECKFREE HOLDINGS CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                             DESCRIPTION
  -------                             -----------
  10.1*  --   First Amendment to Loan and Security Agreement by and
              between KeyBank National Association, as Lender, and
              CheckFree Corporation, as Borrower, dated as of December 9,
              1998.
    27*  --   Financial Data Schedule. (for SEC use only)

---------------

* Filed with this report.