Form 10-K
period 1999-06-30
CHECKFREE HOLDINGS CORP \GA\
filed 1999-09-27
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of our Common Stock held by our non-affiliates was approximately $1,483,923,000 on September 20, 1999.

         There were 51,954,360 shares of our Common Stock outstanding on September 20, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated by reference in Part II.

         Portions of our Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------


                                                                                                          Page
                                                                                                          ----
                                               PART I
Item 1.    Business                                                                                         3

Item 2.    Properties                                                                                      24

Item 3.    Legal Proceedings                                                                               24

Item 4.    Submission of Matters to a Vote of Security Holders                                             25

                                               PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                       25

Item 6.    Selected Financial Data                                                                         25

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation            26

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                      26

Item 8.    Financial Statements and Supplementary Data                                                     26

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            26

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant                                              27

Item 11.   Executive Compensation                                                                          27

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                  27

Item 13.   Certain Relationships and Related Transactions                                                  27

                                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 28

Signatures                                                                                                 33

                                     PART I

ITEM 1.  BUSINESS.

         All references to "we," "us," "our," "CheckFree" or the "Company" in this Annual Report on Form 10-K mean CheckFree Holdings Corporation and all entities owned or controlled by CheckFree Holdings Corporation, except where it is made clear that the term only means the parent company.

OVERVIEW

         We are the leading provider of electronic billing and payment services. Our Electronic Commerce business provides services that allow consumers to:

         -        Receive electronic bills through the Internet;

         -        Pay any bill -- electronic or paper -- to anyone; and

         - Perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We currently provide services for nearly 3 million consumers through over 350 financial institutions, Internet financial sites like Quicken.com and personal financial management software like Quicken, Microsoft Money and Managing Your Money. As part of our strategy to broaden availability of our electronic billing and payment services on the Internet, we recently entered into a distribution contract with Yahoo! Additionally, we recently extended a processing agreement with Bank One Corporation to provide services, including electronic billing and payment, to WingspanBank.com. We are currently in discussions with other Internet portals, including Excite@Home to whom we expect to begin providing our billing and payment services by December 31, 1999. We plan to undertake significant marketing initiatives with Yahoo!, WingspanBank.com and other Internet portals to dramatically accelerate the adoption of our services by consumers. We have developed relationships with over 1,100 merchants nationwide that enable us to remit more than 50% of all of our bill payments electronically. During the three-month period ended June 30, 1999, we processed an average of more than 12 million transactions per month and, for the year ended June 30, 1999, we processed more than 125 million transactions.

         In March 1997, we introduced electronic billing - "E-Bill" - which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. We have signed contracts for E-Bill services with 64 of the country's largest billers, who together deliver more than 500 million bills each month. During the month of June 1999, we presented more than 13,000 electronic bills through more than 25 financial institutions and Internet portals, which is a more than 30% increase since March 1999 and more than double the number of bills presented through E-Bill services in February 1999.

         We also are a leading provider of institutional portfolio management and information services and financial application software. Our Investment Services business offers portfolio management and information services for fee-based money managers and financial planners within investment advisory firms, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our Software businesses provide electronic commerce and financial applications software and services for business and financial institutions. We design, market, license and support software products for automated clearinghouse, or ACH, processing, reconciliation and regulatory compliance.

         During the fiscal year ended June 30, 1999, Electronic Commerce accounted for 68% of our revenues and Software and Investment Services each accounted for 16% of our revenues.

ELECTRONIC COMMERCE INDUSTRY BACKGROUND

         The vast majority of today's financial transactions are completed using traditional paper-based methods. Many traditional financial transactions, however, can now be completed electronically due to the emergence of new communications, computing and security technologies. Many financial institutions and businesses have invested in these technologies and are creating the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet will increase the use of electronic methods to execute financial transactions.

     Persistence of Traditional Financial Transaction Processes

         Many traditional methods of completing financial transactions still persist, including:

         - Paper Checks. It is estimated that 67 billion checks were written in the U.S. in 1997. The use of checks imposes significant costs on financial institutions, businesses and their customers. These costs include the writing, mailing, recording and manual processing of checks.

         - Paper Billing. It is estimated that over 18 billion paper bills are produced each year, with the cost of submitting a paper bill, including printing, postage and billing inserts, as high as $3.00 per bill.

         - Conventional Banking. Many financial transactions are conducted in person at banks. Banks incur substantial expenses in providing personnel and physical locations, while bank customers incur transportation costs and personal inconvenience when traveling to a bank facility. Over 90% of the 80 million banking households in the U.S. are still conducting most of their financial transactions using conventional banking methods.

         - Business to Business Payments. While consumers bear costs and inconvenience receiving and paying paper bills, businesses experience an even higher level of cost and inefficiency when receiving and paying paper bills. For businesses, issues like discounts for prompt payment, returns, allowances, disputed charges and other adjustments, as well as reconciliation to the business' own records, increase the costs of payment.

     The Internet's Role in Driving Electronic Commerce

         We believe the broad impact of the Internet is driving financial institutions, businesses and consumers to adopt practices of electronic billing and payment, banking and business to business payments. We expect that the growth in these electronic commerce activities will increase the need for services that support secure, reliable and cost-effective financial transactions between and among these market participants. We believe the combination of the following trends is driving adoption of electronic commerce:

         - Expanding PC Ownership. Declining prices for PCs and rapid growth in the number of computer-literate consumers are driving increased penetration of PCs in U.S. homes. The Yankee Group estimates that by 1998 the percentage of U.S. consumer households owning a PC grew to 44% and expects this number to increase to 54% by the year 2001.

         - Increasing Internet Accessibility. Reduced communications costs, improved web browsers and faster connection speeds have made the Internet increasingly accessible to consumers and to businesses offering products and services on-line. International Data Corporation, or IDC, estimates that there were 52 million Internet users in the U.S. at the end of 1998 and that this figure will grow to 136 million by the end of 2002.

         - Increasing Acceptance of Electronic Commerce. Consumers have grown increasingly comfortable with the security of electronic commerce and are willing to conduct large transactions on-line. IDC estimates that the total value of goods and services purchased over the Internet in the U.S. will increase from approximately $26 billion in 1998 to over $269 billion in 2002.

         - Emergence of New Industry Participants. New businesses have emerged which use the broad adoption of the Internet to compete with traditional businesses. Traditional financial institutions now compete with Internet-based banks, brokerages and other financial services companies. These companies do not offer consumers the possibility of traditional, manual financial transactions and are driving further adoption of electronic commerce.

THE ELECTRONIC SOLUTION

         We believe that consumers will move their financial transactions from traditional paper-based to electronic transactions if they have an easy-to-access, easy-to-use, compelling, secure and cost-effective solution for receiving and paying their bills electronically. We believe that these solutions should allow consumers at their access point of choice to:

         -        Receive electronic bills through the Internet;

         -        Pay any bill -- electronic or paper -- to anyone; and

         - Perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We also believe that these functionalities must be delivered on a platform that:

         -        Is fully supported by end-to-end customer care;

         -        Is available 24 hours a day, 7 days a week; and

         - Provides the highest level of security, availability and privacy.

         Over the past fifteen years, we have developed market leading expertise and technological capability to provide electronic commerce solutions with these functionalities.

THE CHECKFREE ADVANTAGE

         Our experience as a leading provider of electronic billing and payment and banking services has facilitated the building of a state of the art infrastructure. We have leveraged this infrastructure by developing a full suite of electronic commerce services, all of which we offer in an integrated fashion through multiple distribution channels.

     Infrastructure

         Our infrastructure allows consumers to receive and pay both conventional and electronically presented bills and handle traditional banking transactions electronically. The key components of our infrastructure are:

         - Connectivity with Merchants. We have established electronic connectivity to over 1,100 merchants which allows us to remit over 50% of all of our bill payments electronically. Electronic remittance may be accomplished at a lower cost than remittances using the traditional paper-based method. In addition, electronic remittance significantly reduces payment exceptions and related costs associated with customer care.

         - Scalable Genesis Platform. Our Genesis Platform, completed in 1998, is a fully integrated data processing system that was designed by our in-house engineers. The Genesis Platform was designed to be scaled to handle more than 30 million consumers. We have made significant investments in processes and technologies around our Genesis Platform to ensure that transactions are executed with the highest level of security, reliability and efficiency.

         - Connectivity to Billers. We believe that our ability to provide consumers with access to electronic bills will substantially spur adoption of the electronic solution. By targeting the largest billers in key industries and in selected population centers, we believe we can quickly provide a significant number of bills to most consumers at their access point of choice. We have contracts with 64 billers, which represent the opportunity to deliver over 500 million bills per month, representing over 70% of the telecom bills, 24% of the utility bills, 22% of the mortgage bills and 28% of the credit card bills in the U.S. Our goal is to distribute bills from over 90 billers by the end of fiscal 2000. To encourage billers to utilize our services, we anticipate funding a portion of some billers' set-up costs.

         - Experienced Customer Care Staff. We have over 600 trained, experienced customer care and merchant services staff who offer seamless end-to-end customer care. We believe that customer care that provides answers to all the questions that consumers may have about their transactions is a critical component of providing a compelling, easy-to-use solution that consumers will ultimately adopt.

     Distribution

         We believe that consumers are most attracted to an electronic solution that enables them to receive and pay all of their bills at a single site. For many consumers, the site they choose will be their financial institution's web site, while others will prefer Internet portals or sites operated by individual merchants. Through relationships with over 350 banks, brokerage houses, credit unions, Internet portals and financial services sites, we are able to distribute our services to whichever access and aggregation site the consumer prefers. Significant among these relationships are our agreements with:

         -      23 of the 25 largest U.S. banks;

         -      8 of the top 10 U.S. brokerage firms;

         -      Quicken.com;

         -      Yahoo!; and

         -      WingspanBank.com.

OUR BUSINESS STRATEGY

         Our business strategy is to provide an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial institutions, businesses and their customers. We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:

         - Drive increased adoption of electronic commerce services by consumers. We believe that consumers will move their financial transactions from traditional paper-based methods to electronic transactions if they have an easy-to-access, easy-to-use, secure, compelling and cost-effective method for receiving and paying their bills electronically. We intend to use the broad adoption of the Internet by consumers to encourage the use of our web-based electronic commerce services by our financial institution customers. To further drive demand, we are also providing our services through Internet portals. This strategy should provide consumers with ready access to easy-to-use, cost-effective applications for receiving and paying their bills electronically. Part of our strategy to drive consumer adoption is partnering with Internet portals to offer our services to consumers on a free-trial basis. Initially, this strategy will result in foregone revenues, but we anticipate converting a majority of these new customers to fee-based services at the end of the trial period. As consumers continue to adopt electronic commerce services, financial institutions and billers will see greater efficiencies from providing electronic billing and payment services to their customers. Additionally, we believe that financial institutions and Internet portals that offer electronic banking will experience increased customer retention, have a superior marketing channel, and be able to offer enhanced customer service.

         - Continue to distribute electronic commerce services through multiple channels. We maintain alliances with market-leading companies to achieve deeper market penetration and have begun an initiative to offer our electronic commerce services through Internet portals. To better reach smaller financial institutions, we have entered into distribution agreements with some independent firms that we believe can more efficiently address the needs of this industry segment. Additionally, by making services available to users of PFM software, like Quicken, Microsoft Money and Managing Your Money and of business management software, like QuickBooks, we expand public access to, and awareness of, our services.

         - Focus on customer care and technical support. We believe that providing superior quality and accessible and reliable customer care is essential to establishing and maintaining successful relationships with our customers. We support and service customers through numerous activities, including technical and non-technical support, through help desk, e-mail and facsimile, as well as through service implementation and training. We are enhancing our support of our services through advanced Internet-based communications technologies that enable us to efficiently respond to billing and payment inquiries made by financial institutions, billers and their customers. In anticipation of greater adoption of our electronic commerce services, we are increasing the number of our customer care personnel and focusing on our efficiency in handling customer care inquiries. Additionally, we have finalized plans to establish a third operational center to house customer care and check printing and distribution functions.

         -        Continue to improve operational efficiency and effectiveness.
                  We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Additionally, we expect to derive further operational efficiency and effectiveness by increasing our electronic links with billers, enabling a larger percentage of our consumer transactions to be processed electronically.

         - Drive new forms of electronic commerce services. Our electronic commerce services are currently applied to banking, billing and payment and brokerage transactions. We believe that new applications will be developed as a result of the growth in electronic commerce generally, and

                  Internet-based commerce specifically. We intend to leverage our infrastructure and distribution to address the requirements of consumers and businesses in these new applications. For example, we plan to leverage our core payment and processing network to accomplish person-to-person and small business payments.

PRODUCTS AND SERVICES

     Electronic Commerce

         Our electronic commerce services are primarily targeted to consumers through financial institutions and Internet portals. We believe that our services offer significant benefits to financial institutions and Internet portals, including an enhanced electronic relationship with their consumers under which they can market other products and services and, for financial institutions, a lower cost of providing traditional banking and bill payment services. We are continually developing new electronic commerce services and enhancing our existing services for each of our target markets.

         We have arrangements with more than 350 financial institutions through which electronic payment services are provided to their customers. Some of the financial institutions we serve include:

         -     Bank of America;              -     KeyCorp;
         -     Bank One;                     -     Merrill Lynch & Co.;
         -     Charles Schwab & Co.;         -     NationsBank;
         -     Chase Manhattan Bank;         -     Wells Fargo;
         -     First Union;                  -     U.S. Bancorp;

         Bill Payment and Banking. Our bill payment services enable financial institution customers and direct consumer subscribers to pay bills electronically using a variety of devices such as PCs and touch-tone telephones. Bills paid by consumers using our bill payment services typically include credit card, monthly mortgage and utility bills, but a cornerstone of our services is that we can facilitate electronic payment by consumers to anyone, regardless of whether payment is ultimately made through an electronic or traditional paper method. Consumers can use our services to electronically make any payment from any checking account at any financial institution in the U.S. Recurring bills such as mortgages can be paid automatically and scheduled in advance, as specified by the consumer. As of June 30, 1999, we had nearly 3 million consumers using our bill payment and home banking services.

         We support home electronic banking services for financial institutions and their customers. Among these are balance inquiries, fund transfers, customer service, customer billing and marketing. Our service facilitates on-line reconciliation to PC and web-based account registers, matching cleared items with previously entered transactions.

         Revenues are generated through contracts with individual financial institutions. We typically negotiate with the financial institution an implementation fee, a base monthly fee per customer account on the service provided, and in some cases, a variable per transaction fee which may decrease based on the volume of transactions. Contracts typically have three to five year terms and generally provide for minimum fees if transaction volumes are not met. We utilize direct sales and distribution alliances to market to financial institutions and have the ability to customize services for each institution.

         Billing and Payment. Our electronic billing and payment service permits billers to deliver full-color electronic bills to their customers, together with detailed information and electronic promotional inserts. We also offer the opportunity to market interactively, and to use one-to-one marketing techniques. The recipients can use the service to electronically make the payment. We are marketing the service to be incorporated into our electronic banking and bill payment services. We have entered into a variety of arrangements with financial institutions, Internet portals and billers to provide such services and, in some cases, will share revenue derived from billers with the financial institutions and the Internet portals. In the near term, we will offer free trial periods for our electronic billing and payment services to accelerate the rate of adoption of our services. We believe that billers could eventually achieve substantial savings by utilizing our billing and payment service, but we believe that an even stronger incentive for billers to present bills electronically is the opportunity our system offers for more effective marketing to customers.

         Business Payments. We facilitate electronic payments for businesses through our offerings of business bill payment and banking and electronic accounts receivable processing services. As we do for consumers, we enable businesses to make payments to anyone. We employ a direct sales force to market the service through banks and others. Our electronic accounts receivable collections for businesses are provided to health and fitness and various other industries, enabling these businesses to collect monthly fees through electronic funds transfer or credit cards. Services are typically provided under contracts for three years with automatic renewals. For providing collection services, businesses pay us implementation fees, transaction fees and credit card discount fees.

     Investment Services

         We offer portfolio management and information services for fee-based money managers and financial planners within investment advisory firms, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, who manage investments of institutions and high net worth individuals.

         Our full range of portfolio management services provides our clients with portfolio management tools, tax lot reporting, trade modeling, performance measurement and reconciliation. Our information services and software allow traditional money managers and consultants to allocate client assets, select and benchmark performance of money managers and report on manager performance. Each of these features allows our clients to avoid spending time on these functions and focus on their key business.

         Revenues in our portfolio management services are generated through multiple year agreements which provide for monthly revenue on a volume basis. Revenue from our information services and software is typically generated through annual agreements.

         Our integrated outsourced solution utilizes a Unix platform. The system is highly scalable, making us the system of choice for firms managing a large number of portfolios.

     Software

         We are a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support software products for ACH processing, reconciliation and regulatory compliance. In addition, we offer software consulting and training services.

         Our financial application software revenues are derived primarily from the sale of software licenses and software maintenance fees. Our software is sold under perpetual licenses, and maintenance fees are received through renewable agreements.

         In April 1998, we announced our intention to divest ourselves of many of our software products and businesses. By September 1998, we sold our item processing, wire transfer and cash management, leasing, mortgage, and imaging software products and businesses.

         Our retained software products provide systems that range from back office operations to front-end interface with the clients of our customers. Applications include ACH origination and processing reconciliation, regulatory compliance and safe deposit box accounting. While we have no pending agreements to dispose of our remaining software businesses, we do receive offers for them from time to time.

         ACH. The ACH network was developed in the 1970s to permit the electronic transfer of funds, curtailing the growth in the number of paper checks in circulation. The ACH network acts as the clearing facility for routing electronic funds transfer entries between financial institutions. All ACH transfers are handled in a standard format established through the National Automated Clearing House Association. More than 15,000 financial institutions participate in the ACH system. There are 31 Automated Clearinghouses, which geographically coincide with the twelve Federal Reserve Banks, their branches and processing centers. Our electronic funds transfer products are interrelated and may be used by either businesses or financial institutions depending on the services they offer their customers and employees.

         We developed the Paperless Entry Processing System Plus, or PEP+, the most widely used, comprehensive ACH processing system in the United States. PEP+ is an on-line, real-time system providing an operational interface for originating and receiving electronic payments through the ACH.

         Reconciliation. Our reconciliation products provide U.S. banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. These systems are often tailored so that banks and multi-bank holding companies may deliver reconciliation services meeting the specific needs of corporate customers. Those reconciliation products are also designed for non-banking corporations that perform account reconciliation in-house as well as companies with many branch locations. Services provided by our reconciliation products include:

         -     Automated deposit verification;

         -     Consolidated bank account reconciliations and cash mobilization;

         -     Immediate and accurate funds availability data; and

         -     Improved cash control.

         In 1995, we introduced RECON-PLUS for Windows, a client/server based reconciliation system. RECON-PLUS for Windows is most frequently used for internal reconciliation by large businesses, financial service firms, and utilities, including the reconciliation of debit and credit card transactions, checks, ATM transactions, ACH transfers and securities transactions.

         Our Account Reconciliation Package, or ARP, is one of the most widely used account reconciliation systems in the U.S. banking industry. The ARP/Service Management System, or ARP/SMS, developed in 1995 to replace and augment the existing ARP package, is a fully integrated on-line and real time system that enables banks to immediately process their customer transactions to produce accurate, timely reconciliations while streamlining back-office processes. ARP/SMS also groups accounts across banks within bank holding companies and allows banks to streamline their operations by reconciling their intra-bank transactions.

         Other Software Products. We also offer software products and services dealing with safe box accounting and compliance with government regulations.

         Licenses. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software at a single site. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types and levels of services we provide. Multiple site licenses are available for an additional fee. In our license agreements, we generally warrant that our products will function in accordance with the specifications set forth in our product documentation. A significant portion of the license fee payable under our standard license agreement is due upon the delivery of the product documentation and software to the customer, with the balance of the license fee due upon installation. The standard license fee for most products covers the installation of our software and maintenance for the first three to twelve months.

         Maintenance and Support. Maintenance includes enhancements to our software. Customers who obtain maintenance generally retain maintenance service from year to year. To complement customer support, we frequently participate in user groups with our customers. These groups exchange ideas and techniques for using our products and provide a forum for customers to make suggestions for product acquisition, development and enhancement.

COMPETITION

     Electronic Commerce

         Portions of the electronic commerce market are becoming increasingly competitive. We face significant competition in all of our customer markets. A number of banks have developed, and others may in the future develop, home banking services in-house. For example, Chase Manhattan Corporation, First Union Corporation and Wells Fargo & Co. recently announced the formation of a new venture called Spectrum that will allow individuals and businesses to receive and pay bills electronically. A number of relatively small companies, such as Travelers Express, recently acquired by Marshall & Ilsley Bank Inc., compete with us in electronic bill payment. Additionally, TransPoint LLC, a joint venture among Microsoft Corporation, First Data Corporation and Citibank N.A., competes aggressively with us in the area of electronic billing and payment. TransPoint has announced its own agreements with financial institutions to offer on-line home banking and electronic billing and payment to consumers. We also compete for business bill payment customers with ACI and Deluxe Data, which provide ACH processing. We believe that our competitors, however, are a long way from being able to offer electronic commerce services comparable to the services we currently offer to our customers through multiple distribution channels.

         Because the electronic commerce industry is expected to grow substantially in the coming years, we anticipate continued strong competition, but we believe that the increased attention and credibility such competition will bring to the industry may broaden the market and increase the percentage of financial transactions which are effected by electronic means.

     Investment Services

         Competition for portfolio services includes two main segments. We compete with providers of portfolio accounting software, including Advent Software, and PORTIA (a division of Thomson Financial). We also compete with service bureau providers such as Shaw Data (a SunGard Company) and FMC Service Bureau.

     Software

         The computer application software industry is highly competitive. In the financial applications software market, we compete directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. We believe there is at least one direct competitor for most of our software products, but no competitor competes with us in all of our software product areas.

         Our product lines also have numerous competitors. The RECON-PLUS product competes with Chesapeake, Driscoll and Geac.

         We believe that the major factors affecting customer decisions in our market, in addition to price, are product availability, flexibility, the comprehensiveness of offered products, and the availability and quality of product maintenance, customer support and training. Our ability to compete successfully also requires that we continue to develop and maintain software products and respond to regulatory change and technological advances. We believe that we currently compete favorably in the marketplace with respect to these criteria. See "Business -- Business Risks (Competitive pressures we face may have a material adverse effect on us)."

SALES, MARKETING AND DISTRIBUTION

         Our sales, marketing and distribution efforts are designed to maximize access to potential customers. We market and support our services both directly and indirectly through a direct sales and technical sales support force of over 100 employees and, to achieve deeper market penetration, through select distribution alliances with companies which are involved in our target customer markets. In order to foster a better understanding of the needs of our larger bank customers, and to help us respond to identified needs, we employ a number of account managers assigned to specific banks. We solicit billers for our electronic billing and payment services through a regionally assigned sales force.

         In the electronic commerce segment, we offer our services and related products to the nation's largest financial institutions directly through our sales force, and market to smaller institutions through strategic alliances with companies such as EDS, Fiserv, Alltel and Equifax. We currently offer substantially all of our services and related products only to the domestic marketplace.

         Recently, we announced our initiative to offer our electronic commerce services through Internet portals. We believe that these Internet portals will enhance and speed up the rate of adoption of electronic commerce services by consumers. Part of this strategy contemplates partnering with Internet portals to offer our services to consumers on a free-trial basis. Initially, this strategy will result in foregone revenue, but we anticipate converting a majority of these new customers to fee-based services at the end of the trial period. Additionally, the distribution of electronic home banking and electronic consumer and business billing and payment services is widened though inclusion or access through front-end personal financial management software, such as Quicken, Microsoft Money and Managing Your Money.

         We market investment services through our direct sales force. We generate new customers through direct solicitation, user groups and advertisements. We also participate in trade shows and sponsor industry seminars for distribution alliances.

         We market financial application software products through our direct sales force and through indirect sales through Alltel banking services. Salespersons have specific product responsibility and receive support from technical personnel as needed. We generate new customers through direct solicitations, user groups, advertisements, direct mail campaigns and strategic alliances. We also participate in trade shows and sponsor industry technology seminars for prospective customers. Existing customers are often candidates for sales of additional products or for enhancements to products they have already purchased.

         An element of our strategy is the creation and maintenance of distribution alliances that maximize access to potential customers for our electronic commerce services and related products. We believe that these partnerships enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliance partners who have maximum penetration and leading reputations for quality with our target customers. To date, we have entered into or are negotiating distribution alliances with several companies, including AT&T, Alltel, EDS, Fiserv, Five Paces, and Home Financial Network. We also have arrangements with MicroBank for RECON-PLUS for Windows. On October 29, 1997, we entered into a 10-year processing partnership with Integrion Financial Network, L.L.C. to provide financial institutions with a fully integrated, end-to-end, cost effective electronic billing and payment processing service employing Integrion's Gold Message Standard for Electronic Commerce, its Interactive Financial Services platform and our processing infrastructure. For more detailed information concerning the Integrion partnership, please refer to our Form 8-K filed on November 12, 1997.

         One of the ramifications of this strategy is that we do not, for the most part, have a direct relationship with the end-users of our products. See "Business -- Business Risks (We rely on third parties to distribute our electronic commerce services, which may not result in widespread adoption)."

CUSTOMER CARE AND TECHNICAL SUPPORT

         The provision of high quality customer care, technical support and operations is an integral component of our strategy in each business segment. To meet customers' needs most efficiently, our customer care staff is organized into vertical teams that support each of our business segments. These teams, however, share common resources, training and orientation to ensure cost efficiency and consistency of quality standards and measures. From an accessibility standpoint, all customer care teams provide service by phone, e-mail and facsimile. Through advanced communications technology, we have a virtual call center enabling incoming calls to be transparently routed to various physical support sites as volume demands dictate. An important driver of our profit margins is the percentage of transactions we complete electronically. Experience has shown that the demand on customer care resources reduces substantially as the percentage of electronic remittances grows. We have long been a leader in electronic remittance, and our merchant systems group continually establishes and maintains electronic links directly to the internal systems of payees.

         The level and types of services we provide vary by customer market. The customer care group, consisting of more than 600 employees, supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in our business customer care group are individually assigned to business customers in order to provide high level customer service and technical support. Our consumer care group provides various levels of support that depend upon the customer's requirements. This includes providing direct customer care on a private label basis as well as research and support.

         In order to maintain the ability to provide quality customer service as our subscriber base increases, we have finalized plans to establish a third operational center to house customer care, check printing and distribution functions. This center will be based in Phoenix, Arizona, and, when fully staffed, will house up to 800 associates focused on customer care services.

         To maintain our customer care standards, we employ extensive internal monitoring systems and conduct ongoing customer surveys. The feedback from these sources is used to identify areas of strength and opportunities for improvement in customer care and to aid in adjusting resources to a level commensurate with efficient response.

REMITTANCES

         Payment Systems. Across our various electronic commerce service offerings, we utilize the Federal Reserve's ACH for electronic funds transfers, and the conventional paper check clearing systems for settlement of payments by check or draft. Like other users of these payment clearance systems, we access these systems through contractual arrangements with processing banks. For access to conventional paper check clearing systems, we do not need a special contractual relationship, except for contractual relationships with the processing bank and its customers. Such users are subject to applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules. There are risks typically faced by companies utilizing each of these payment clearance systems, and we have our own set of operating procedures and proprietary risk management systems and practices to mitigate credit-related risks. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "Business -- Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

         ACH. The ACH is used by banks, corporations and governmental entities for electronic settlement of transactions, direct deposits of payroll and government benefits and payment of bills like mortgages, utility payments and loans. We use the ACH to execute some of our customers' payment instructions. Like other users of the ACH, we bear credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "Business -- Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

         Paper Drafts. We use conventional check clearance methods for paper drafts to execute some customers' payment instructions. We bear no credit risk with paper drafts written on a customer's checking account returned for insufficient funds, stop payment orders, closed accounts or frozen accounts. Nonetheless, we may bear other risks for theft or fraud associated with paper drafts due to unauthorized use of our services. When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer or by paper draft, drawn on the customer's checking account, on which the customer's pre-authorized signature is laser imprinted. We manage the risk we assume by adjusting the mix of electronic and paper draft transactions in individual cases and overall. Regardless of whether we use paper drafts or electronic funds transfers, we retain all risks associated with transmission errors when we are unable to have erroneously transmitted funds returned by an unintended recipient.

         Other Clearance Systems. While we presently utilize the two principal payment clearance systems, we intend to use other clearance systems such as ATM networks to provide balance inquiry and fund transfers functions, and other clearance systems that may develop in the future.

         Risk Mitigation. Our patented bill payment processing system (U.S. Letters Patent No. 5,383,113, issued on January 17, 1995) determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We manage our risks associated with the use of the various payment clearance systems through risk management systems, internal controls and system security. We also maintain a reserve for such risks, which reserve was $0.6 million at June 30, 1999, and we have not incurred losses in excess of 0.76% of our revenues in any of the past five years. As further protection against losses due to transmission errors, we maintain errors and omissions insurance. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "Business --Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

TECHNOLOGY

         Our historical approach to technology has been to utilize a combination of hardware, networks, proprietary software and databases to solve our customer needs and to meet the varying requirements of the electronic commerce market.

         Electronic Commerce. Our core technology capabilities were developed to handle settlement services, merchant database services and on-line inquiry services on a traditional mainframe system with direct bi-synchronous communications to businesses.

         We have implemented a logical, nationwide client-server system. Consumer, business and financial institution customers all act as clients communicating across dial-up telephone lines, private leased lines, a private
X.25 network, a frame relay network or the Internet to our computing complex in Norcross, Georgia. Within this complex, there is a wide variety of application servers which capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on either IBM mainframes, Tandems or Unix servers.

         We have developed proprietary databases within our client-server system, including a financial institution file that allows accurate editing and origination of ACH and paper transactions to financial institutions. We have also developed a merchant information file consisting of over one million companies that allows accurate editing and initiation of payments to billers. These databases have been constructed over the past 15 years as a result of our transaction processing experience.

         Platform Integration: The Genesis Project. In 1998, we integrated the existing legacy data processing sites and platforms operated in Columbus, Ohio, Aurora, Illinois, and Austin, Texas, into our central processing site at our headquarters in Norcross, Georgia. We recently completed the planned migrations of our customers to the new Genesis Platform from our Aurora, Illinois and Columbus, Ohio platforms. We have designated this integration the Genesis Project. The integration has required the acquisition of, and investment in, extensive hardware and in operating and system software, as well as extensive communications links and systems. The Genesis Project requires substantial engineering and development of proprietary software. Redundancy, anomaly monitoring, and off-site backup and recovery systems are planned as a part of the project. See "Business -- Business Risks (We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability)."

         The Austin platform was designated to host subscribers using a particular personal financial management product that is not expected to be supported indefinitely. We expect that these financial institutions will migrate such subscribers to different software, which will prompt further migrations to Genesis.

         Significant numbers of high-level employees have been and will be hired to facilitate the accomplishment of the Genesis Project, and to manage the integrated site. We intend to operate the legacy platforms without substantial disruption until all of our customers have been migrated to the Genesis Platform. To date, over 2 million of our nearly 3 million customers have been migrated to the Genesis Platform.

         Redundancy and Back-up Systems. We believe that we have implemented appropriate back-up and recovery procedures to ensure against any loss of data on any platform. To maximize availability, we have redundant computer systems to ensure that financial transaction requests can always be honored. Archival storage is kept on site as well as off site in fireproof facilities. Diesel generators provide power to the computing facilities in the event of a power disruption.

         Our operations are dependent on our ability to protect our computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. Although we have contracted for the emergency provision of an alternate site to aid in disaster recovery, this measure will not eliminate the significant risk to our operations from a natural disaster or system failure. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, operating results and financial condition. Our property and business interruption insurance may not be adequate to compensate us for all losses that may occur. See "Business -- Business Risks (We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability)."

         Financial Application Software. Our financial application suite of software products offers a wide range of software addressing both end user access and back room operational systems located in the customer data centers. Every effort is taken to insure that each system is targeted for the appropriate platform to optimize the characteristics of available technology with the business requirements of each application and its market.

         Investment Services. Investment Services employs advanced technology for its portfolio management services and utilizes IBM RS/6000's to process the portfolio management software. Services are provided primarily as a service bureau offering with the data center residing at our Chicago office. This data center functions seven days a week, twenty-four hours a day. Clients can obtain access from their PCs either through a dedicated circuit or through dial-up applications. The Chicago data center is the communication center for more than 70 dedicated links together with four concentration hub sites located in New Jersey, New York, Boston and San Diego. Each of these hub sites supports the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from several companies to access services.

RESEARCH AND DEVELOPMENT

         We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce, financial application software and investment services markets. We have established the following guidelines for pursuing the development of new services:

         -     Distinctive benefits to customers;

         -     Ability to establish a leadership position in the market served;

         -     Sustainable technological advantages; and

         -     First to market.

         We believe that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, our goal for the time period from conceptualization to commercial availability of new services is less than one year. As of June 30, 1999, our research and development group consisted of approximately 250 employees. Additionally, we use independent third party software development contractors as needed. We spent 19.4% of revenues during the six-month transition period ended June 30, 1996, 18.6% of revenues during the fiscal year ended June 30, 1997, 15.5% of revenues during the fiscal year ended June 30, 1998, and 8.4% of revenues during the fiscal year ended June 30, 1999 on research and development. These research and development expenses have been reduced for capitalized software development costs of $1.3 million in the six-month transition period ended June 30, 1996, none in the fiscal year ended June 30, 1997, $0.7 million in the fiscal year ended June 30, 1998 and $7.4 million in the fiscal year ended June 30, 1999. We anticipate that we will continue to commit substantial resources to research and development activities for the foreseeable future.

GOVERNMENT REGULATION

         We believe that we are not required to be licensed by the OCC, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The OCC, however, periodically audits us, since we are a supplier of products and services to financial institutions. There can be no assurance that a federal or state agency will not attempt to regulate us, which could impede our ability to do business in the regulator's jurisdiction. A number of states have legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under such legislation in specific instances. We do not believe that any state or federal legislation of this type materially affects us. In addition, through our processing agreements, we agree to comply with the data, recordkeeping, processing, and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on our processing banks. We may be subject to audit or examination under any of these requirements. Violations of these requirements could limit or further restrict our access to the payment clearance systems or our ability to obtain access to such systems from banks. Further, the Federal Reserve rules provide that we can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict our access to the ACH or limit our ability to provide ACH transaction processing services, our business could be materially adversely affected.

         In conducting various aspects of our business, we are subject to laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial institutions that offer these services. For us, Regulation E sets forth disclosure and investigative procedures. For consumers, Regulation E establishes procedures and time periods for reporting unauthorized use of electronic money transfer services and limitations on the consumer's liability if the notification procedures are followed within prescribed periods. Such limitations on the consumer's liability may result in liability to us.

         Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules, and regulations could be imposed on our business and industry and could have a material adverse effect on our business, operating results and financial condition.

PROPRIETARY RIGHTS

      We own the following federally registered trademarks and service marks:

      - CHECKFREE(R);                      - MWATCH(R);
      - CHECKFREE and Design(R);           - MOBILEPAY(R);
      - CHECKFREE (Stylized Letters)(R);   - MOBIUS GROUP and Design(R);
      - CHECKFREE EASY(R);                 - MOE(R);
      - CHECKFREE EXTRA(R);                - MPREPS(R);
      - CHECKFREE MANAGER(R);              - M-SEARCH(R);
      - CHECKFREE WALLET(R);               - MSEARCH(R);
      - CHECKFREE-BILL and Design(R);      - OMNI(R);
      - CHECKFREE FREES YOU FROM           - ORBS(R);
        CHECKS(R);                         - PAWWS(R);
      - CLAS(R);                           - PAWTRACKS(R);
      - CLRS(R);                           - PEP+(R);
      - CLUB HOOCH(R);                     - PEP PAPERLESS ENTRY
      - CPIM(R);                             PROCESSING(R);
      - CSSII(R);                          - PODIUM(R);
      - DASH(R);                           - PTT(R);
      - DECISION MANAGER(R);               - QUICKILL(R);
      - DISC and Design(R);                - SBA(R);
      - DISC CHECKBOOK-PLUS(R);            - SERVANTIS SYSTEMS(R);
      - DISC WORLD$NET(R);                 - SERVANTIS WORLD$NET(R);
      - ECP(R);                            - SUPRRB(R);
      - EPOCH(R);                          - TCM THE CONTROL MACHINE(R);
      - FASTOCK PC(R);                     - THE SECONDARY MARKETER(R);
      - FMS(R);                            - THE WAY MONEY MOVES and
      - INTEGRATED DECISION                  Design(R);
        MANAGER(R);                        - TRS(R);
      - MAX(R);                            - TST(R); and
      - M-WATCH(R);                        - VAULT(R).

      Additionally, we have applied to federally register the following service marks:

             - CEC CENTER FOR ELECTRONIC        - MPLAN(SM);
               COMMERCE and Design(SM);         - M-PREPS(TM);
             - CHECKFREE CHARITY NET(TM);       - M-VEST(TM);
             - CHECKFREE(SM);                   - MY-BILLS.COM(SM);
             - CHECKFREE CONNECT(SM);           - RCM 2001...THE NEXT
             - CHECKFREE E-BILL(SM);              GENERATION(TM);.
             - CHECKFREE ELECTRIC MONEY(SM);    - RECOVERY MANAGEMENT
             - CHECKFREE RECON SELECT(TM);        SYSTEM(TM);
             - CHECKFREE YES/PC(TM);            - SSI(TM);
             - DEFAULT NAVIGATOR(TM);           - SSI and Design(TM); and
             - ECX(SM);                         - STYLE ANALYIS PLUS(TM).
             - M-PLAN(TM);

          We are awaiting further information to file applications for the following marks:

             - CHECKFREE and Design(SM);        - CHECKFREE RRS(TM);
             - CHECKFREE APECS;                 - CHECKFREE RECON(TM);
             - CHECKFREE A.R.M.(TM);            - CHECKFREE RECON-PLUS(TM);
             - CHECKFREE ARP;                   - CHECKFREE TRADE RECON(TM);
             - CHECKFREE ARP/SMS;               - CHECKFREE RPS(TM);
             - CHECKFREE DIRECTCOLLECT;         - CHECKFREE WEB RECON(TM); and
             - CHECKFREE IRS(TM);               - REVOLUTIONIZING THE WAY
             - CHECKFREE IRS/SRS(TM);             MONEY MOVES(SM).
             - CHECKFREE LCR(TM);


          We are also the owner of a multitude of domain name registrations, including:

             - billdelivery.com;                - ficare.com;
             - billercare.com;                  - getbills.com;
             - billme.com;                      - mybills.com;
             - check-free.com;                  - paybills.org;
             - checkfree.com;                   - paymybills.org;
             - checkfree-ecx.com;               - paythebill.com;
             - checkfreeva.com;                 - rcm2001.com;
             - custcare.com;                    - stockcontrol.com; and
             - ebills.com;                      - cfree.com.

          We regard our financial transaction services and related products such as our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. Although we believe our consumer financial software to be proprietary, we do not depend on our software to compete, but rather on our services to which the software provides access.

          We also copyright certain of our programs and software documentation and trademarks certain product names. Our management believes that these actions provide appropriate legal protection for our intellectual property rights in our software products. Furthermore, our management believes that the competitive position for some of our products depends primarily on the technical competence and creative ability of our personnel and that our business is not materially dependent on copyright protection or trademarks. See "Business -- Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

          Our United States Letters Patent No. 5,383,113, issued on January 17, 1995, relates to our system and method for electronically providing services including payment of bills and financial analysis. Incorporating the system described in the patent, we can pay any bill from any checking account at any financial institution in the United States on the consumer's behalf by selecting a preferred means of payment from various options described above. See "Business -- Payment Clearance Systems." Our patent expires on January 17, 2012. See "Business -- Competition," "Business -- Business Risks (Competitive pressures we face may have a material adverse effect on us)" and "Business -- Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

          Existing intellectual property laws afford only limited protection, and it may be possible for unauthorized third parties to copy our services and related products or to reverse engineer or obtain and use information we regard as proprietary. There can be no assurance that our competitors will not independently develop services and related products that are substantially equivalent or superior to ours. As the technology we use evolves, however, our dependence upon the patented technology continues to decrease.

EMPLOYEES

         As of August 31, 1999, we employed approximately 1,850 full-time employees, including approximately 450 in systems and development (including software development), over 600 in customer care, and approximately 125 in administration, financial control, corporate services, and human resources. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified technical, management, marketing, business development and sales personnel.

BUSINESS RISKS

          We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ended June 30, 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

THE MARKET FOR OUR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR US TO REMAIN CONSISTENTLY PROFITABLE.

         The electronic commerce market is still evolving and currently growing at a rapid rate. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services. If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE PROFITABILITY IS DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY IMPLEMENT OUR STRATEGY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

         Our future profitability will depend, in part, on our ability to successfully implement our strategy to increase adoption of electronic billing and payment methods. Our strategy includes substantial investments in programs designed to:

         -         Drive consumer awareness of electronic billing and payment;
         - Encourage consumers to enroll for electronic billing and payment with our distribution partners;
         - Build our infrastructure to handle seamless processing of transactions;
         -         Continue to develop state of the art, easy-to-use technology;
                   and
         - Increase the number of billers whose bills we can present and pay electronically.

         Our investment in these programs will have a negative impact on our short-term profitability. Additionally, our failure to successfully implement these programs or to substantially increase adoption of electronic commerce billing and payment methods by consumers who pay for the services could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO REMAIN CONSISTENTLY PROFITABLE.

         We have not consistently operated profitably to date. We incurred a loss from operations of $7.2 million and a net loss of $3.7 million in the fiscal year ended June 30, 1998, and had a loss from operations of $3.7 million and net income of $10.5 million for the fiscal year ended June 30, 1999. We intend to continue to make significant investments in our research and development, sales and marketing and customer care operations. As a result, we anticipate having a net loss from operations in fiscal 2000 and may experience net losses and may not be able to sustain or increase our profitability in the future.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH.

         If we are unable to protect the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

         -         Cause our customers to lose confidence in our services;
         -         Deter consumers from using our services;
         -         Harm our reputation;
         -         Expose us to liability;
         -         Increase our expenses from potential remediation costs; and
         - Decrease market acceptance of electronic commerce transactions.

         While we believe that we utilize proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential subscribers. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE SERVICES, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

         We rely on our relationships with financial institutions, businesses, billers, Internet portals and other third parties like Intuit Inc. to provide branding for our electronic commerce services and to market our services to their customers. These relationships are an important source of the growth in demand for our electronic commerce services. If any of these parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

CONSOLIDATION IN THE BANKING INDUSTRY MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR ELECTRONIC COMMERCE SERVICES, INVESTMENT SERVICES AND SOFTWARE.

         Mergers, acquisitions and personnel changes at key financial institutions have the potential to adversely affect our business, financial condition and results of operations. Currently, the banking industry is undergoing large-scale consolidation, causing the number of financial institutions to decline. This consolidation could cause us to lose:

         -        Current and potential customers;
         - Market share if the combined financial institution determines that it is more efficient to develop in-house home banking services similar to ours or offer our competitors' products or services; and
         - Revenue if the combined financial institution is able to negotiate a greater volume discount for, or discontinues the use of, our products and services.

WE ARE DEPENDENT UPON A SMALL NUMBER OF FINANCIAL INSTITUTION CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR SUBSCRIBERS.

         We rely on our relationships with three key financial institutions for a substantial portion of our subscriber base and the volume of electronic transactions that we process. As of June 30, 1999, these three financial institutions accounted for approximately 1.4 million subscribers, or approximately 50% of our total subscriber base. However, no single customer accounts for more than 10% of our revenues. The loss of the relationship with any of these key financial institutions or a significant decline in the number of transactions processed through them could have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY RENEW OR RENEGOTIATE OUR AGREEMENTS WITH OUR CUSTOMERS, OUR BUSINESS MAY SUFFER.

         Our agreements for electronic commerce services with financial institutions generally provide for terms of three to five years. These agreements are renegotiated from time to time when financial institutions migrate from our PC-based platform to our web-based platform. If we are not able to renew or renegotiate these agreements on favorable terms, it could have a material adverse effect on our business, financial condition and results of operations.

         The profitability of our Software business depends, to a substantial degree, upon our software customers electing to periodically renew their maintenance agreements. In the event that a substantial number of our software customers declined to renew these agreements, our revenues and profits in this business segment would be materially adversely affected.

COMPETITIVE PRESSURES WE FACE MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

         The electronic commerce market is new and evolving rapidly, resulting in a dynamic competitive environment. We face significant competition in all of our customer markets. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we expect competition to persist, intensify and increase in the future. A number of financial institutions have developed, and others in the future may develop, in-house home banking services similar to ours. For example, Chase Manhattan Corporation, First Union Corporation and Wells Fargo & Co. recently announced the formation of a new venture called Spectrum that will allow individuals and businesses to receive and pay bills electronically. Additionally, TransPoint LLC, a joint venture among Microsoft Corporation, First Data Corporation and Citibank N.A., has announced its own agreements with financial institutions to offer on-line home banking and electronic billing and payment services to consumers. We cannot assure you that we will be able to compete effectively against financial institutions, Spectrum, TransPoint or other current and future electronic commerce competitors.

         The markets for our investment services and software products are also highly competitive. In Investment Services, our competition comes from service bureaus and providers of portfolio accounting software. In Software, our competition comes from several different market segments, including large diversified computer software and service companies and independent suppliers of software products. Because there are relatively low barriers to entry, we expect competition in the software market to increase significantly in the future. We cannot assure you that we will be able to compete effectively against current and future competitors in these markets.

         Across all of our market segments, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. If these competitors were to acquire significant market share, it could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE PROFITABILITY IS DEPENDENT UPON AN INCREASE IN THE PROPORTION OF TRANSACTIONS WE PROCESS ELECTRONICALLY.

         Our future profitability will depend, in part, on our ability to increase the percentage of transactions we process electronically. Compared with conventional paper-based transactions, electronic transactions:

         -        Cost much less to complete;
         -        Give rise to far fewer errors, which are costly to resolve;
                  and
         - Generate far fewer subscriber inquiries and, therefore, consume far fewer customer care resources.

        Accordingly, if we are unable to increase the percentage of transactions that we process electronically, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

THE TRANSACTIONS WE PROCESS EXPOSE US TO CREDIT RISKS.

         The electronic and conventional paper-based transactions we process expose us to credit risks. These credits risks include risks arising from returned transactions caused by:

         -        Insufficient funds;
         -        Unauthorized use;
         -        Stop payment orders;
         -        Payment disputes;
         -        Closed accounts;
         -        Theft;
         -        Frozen accounts; and
         -        Fraud.

         We are also exposed to credit risk from merchant fraud and erroneous transmissions. We attempt to manage all of these risks through our sophisticated risk management systems, which include our patented billing and payment processing system and agreements with some customers to guarantee our losses or to grant us reversal rights. There can be no assurance, however, that these efforts will be successful. Any losses resulting from returned transactions, merchant fraud or erroneous transmissions could result in liability to financial institutions, merchants or subscribers, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

         A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To successfully operate our business, we must be able to protect our payment processing and other systems from interruption by events that are beyond our control. Events that could cause system interruptions include:

         -         Fire;
         -         Natural disaster;
         -         Power loss;
         -         Telecommunications failure;
         -         Unauthorized entry; and
         -         Computer viruses.

         We are currently migrating subscribers from our pre-existing data processing platforms to a new system which we call the Genesis Platform. Our main processing facility is located in Norcross, Georgia, and we have other processing facilities located in Ohio, Illinois and Texas. During the transition from the pre-existing platforms to the Genesis Platform, we may be exposed to loss of data or unavailability of systems due to inadequate back-ups, reduced or eliminated redundancy, or both. Although we regularly back-up data from our operations and take other measures to protect against data loss and system failures, there is still some risk that we may lose critical data or experience system failures. As a precautionary measure, we have entered into disaster recovery agreements for the processing systems at all our sites, and we conduct business resumption tests on a scheduled basis. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

WE MAY EXPERIENCE SOFTWARE DEFECTS AND DEVELOPMENT DELAYS, DAMAGING CUSTOMER RELATIONS, DECREASING UR POTENTIAL PROFITABILITY AND EXPOSING US TO LIABILITY.

         Our electronic commerce services and our software products are based on sophisticated software and computing systems which often encounter development delays, and the underlying software may contain undetected errors or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

         -         Additional development costs;
         - Diversion of technical and other resources from our other development efforts;
         -         Loss of credibility with current or potential customers;
         -         Harm to our reputation; or
         -         Exposure to liability claims.

In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors or defects which could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and customer agreements, there can be no assurance that these measures will be successful in limiting our liability.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND MAY NOT ACCURATELY PREDICT OUR FUTURE PERFORMANCE.

         Our quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control. These factors include:

         -         Changes in our pricing policies or those of our competitors;
         -         Relative rates of acquisition of new customers;
         -         Seasonal patterns;
         - Delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and
         - Other changes in operating expenses, personnel and general economic conditions.

As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES CAUSING OUR OPERATING RESULTS TO FLUCTUATE.

         We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales. If our net sales are below the expectations of securities analysts and investors due to seasonal fluctuations, our stock price could decrease unexpectedly. Our growth in new electronic commerce subscribers is affected by seasonal factors such as holiday-based personal computer sales. These seasonal factors may impact our operating results by concentrating subscriber acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, on-line interactive service subscribers generally tend to be less active users during the summer months, resulting in lower revenue during this period.

         Our software sales also have historically displayed seasonal variability, with sales and earnings generally stronger in the quarters ended December 31 and June 30 of each year and generally weaker in the quarters ended September 30 and March 31 of each year. The seasonality in software sales is due, in part, to calendar year-end buying patterns of financial institution customers and our software sales compensation structure, which measures sales performance at our June 30 fiscal year end.

THE YEAR 2000 ISSUE MAY ADVERSELY AFFECT OUR INFORMATION TECHNOLOGY SYSTEMS OR CAUSE OUR CURRENT OR POTENTIAL CUSTOMERS TO DELAY IMPLEMENTING OUR PRODUCTS AND SERVICES.

         If our efforts, or the efforts of our customers and suppliers, fail to adequately address the Year 2000 issue, we would likely incur a substantial loss of revenue and suffer irreparable harm to our reputation. We use computer software, operating systems and embedded micro-processors containing date-related programs in the development and delivery of our products and services and in our own internal information technology systems. In order to accurately process transactions, we also rely on technologies provided by our customers and suppliers. Transaction processing relies on transmissions of data from PCs, through financial institutions and business web servers and the Internet, over third-party data and voice communication lines and through the Federal Funds System. The software we use in our products and in the delivery of our services contains, in addition to code written by our programmers, some software that we license from third parties.

         We are in the process of testing our internal management information and other critical business systems to identify any Year 2000 issues. We also have inquired of our resellers, vendors and key suppliers about their Year 2000 readiness. To date, we are not aware of any significant resellers, vendors or key suppliers with Year 2000 issues that would materially adversely affect us. We cannot guarantee, however, that our information technology systems or those of other companies on which we rely will successfully address the Year 2000 issue. Any failure by us or other third parties on which we rely to address the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

         We believe that the adoption of our products and services by existing and potential customers and subscribers may be adversely affected by the Year 2000 issue. As companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance, they may delay or cancel decisions to adopt our products and services. If this occurs, it could have a material adverse effect on our business, financial condition and results of operations.

         A significant number of subscribers to our electronic bill payment service use personal financial management software which is not, or may not be, suitable for further use due to the Year 2000 issue. Although steps are being taken by the software publisher, and by our customers, to encourage upgrading to a Year 2000 compliant version of the software, in some cases, the subscriber will not upgrade and will instead have his account deleted. These circumstances will result in some loss of subscriber count and of revenue to us, and may also subject us to claims by subscribers whose access to the service is interrupted. We estimate that many of our subscribers are currently using software that was not originally Year 2000 compliant, and that about 200,000 of our subscribers may not upgrade their software and would subsequently be deleted as accounts. If these deleted subscriber accounts do not reapply for service, we would lose their associated revenue, which could have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

         We have experienced rapid growth in our revenues, from $76.8 million in the twelve months ended June 30, 1996 to $250.1 million in the fiscal year ended June 30, 1999, and we intend to continue to grow our business significantly. To support our growth plans, we will have to significantly expand our existing management, operational, financial and human resources and management information systems and controls. If we are not able to manage our growth successfully, we will not grow as planned which could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO RECRUIT AND RETAIN ADDITIONAL SKILLED PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our future success depends upon our ability to attract, train, assimilate and retain additional skilled personnel. Competition for qualified employees in all of our business segments is intense. A significant increase in our customer base would necessitate the hiring of a significant number of additional customer care and technical support personnel, as well as software developers and technicians, qualified candidates for which are currently in short supply. We cannot assure you that we will be able to retain our key employees or that we can attract, train, assimilate or retain other skilled personnel in the future.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGE OR CHANGES IN INDUSTRY STANDARDS, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE OUR CUSTOMERS.

         The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. For example, we are currently migrating our products and services from a PC-based platform to a web-based platform. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, PERMITTING COMPETITORS TO DUPLICATE OUR PRODUCTS AND SERVICES.

         Our success and ability to compete in our markets are dependent, in part, upon our proprietary technology. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology. In addition, we have been granted a patent for some features of our electronic billing and payment processing system, which we believe provides some measure of security for our technologies. If challenged, we cannot assure you that our patent will prove to be valid or provide the protection that we need. Further, the source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality and assignment agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information.

         Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. In addition, the laws of some countries in which we sell our products do not protect software and intellectual property rights to the same extent as the laws of the U.S. Unauthorized copying, use or reverse engineering of our products could have a material adverse effect on our business, financial condition and results of operations.

         A third party could also claim that our technology infringes its proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may increasingly face infringement claims. These claims, even if without merit, can be time-consuming and expensive to defend. A third party asserting infringement claims against us in the future may require us to enter into costly royalty arrangements or litigation.

OUR COMMON STOCK PRICE IS VOLATILE.

         The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

         -         Actual or anticipated fluctuations in our operating results;
         -         Announcements by us, our competitors or our customers;

         - Announcements of the introduction of new or enhanced products and services by us or our competitors;
         - Announcements of joint development efforts or corporate partnerships in the electronic commerce market;
         - Market conditions in the banking, telecommunications, technology and other emerging growth sectors;
         -        Rumors relating to our competitors or us; and
         -        General market or economic conditions.

         In addition, the stock market has experienced significant price and volume fluctuations, which have particularly affected the trading prices of equity securities of many technology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

AVAILABILITY OF SIGNIFICANT AMOUNTS OF COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         The availability for future sale of a substantial number of shares of our common stock in the public market, or issuance of common stock upon the exercise of stock options, warrants or otherwise could adversely affect the market price for our common stock. As of September 1, 1999, we had outstanding 51,885,635 shares of common stock, of which 33,995,495 shares of our issued and outstanding common stock were held by nonaffiliates and the holders of the remaining 17,890,140 shares were entitled to resell them only pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration thereunder such as an exemption provided by Rule 144, Rule 145 or Rule 701 under the Securities Act of 1933. As of September 1, 1999, we had outstanding options to purchase 5,175,794 shares of our common stock, of which options for 1,400,465 shares were fully vested and exercisable at an average weighted exercise price of approximately $9.00 per share. As of September 1, 1999, we had issued warrants to purchase 10,700,000 shares of our common stock, of which warrants for 3,025,000 shares were fully vested and exercisable at a weighted exercise price of approximately $20.87 per share. In addition, our employees are entitled to purchase up to 745,945 shares under our Associate Stock Purchase Plan and receive up to 810,537 shares under our 401(k) Plan. Any shares purchased thereunder will be eligible for future sale following the expiration of applicable holding periods.

         Intuit Inc., which holds 10,175,000 shares of our common stock, and Integrion Financial Network, L.L.C., its members and former members, which collectively hold warrants to purchase up to 10,000,000 shares of our common stock, of which warrants for 3,000,000 shares are fully vested and exercisable, are entitled to "piggy-back" and demand registration rights subject to specified conditions and restrictions. If Intuit or Integrion, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales may have an adverse effect on the market price of our common stock.

THE LOSS OF KEY EXECUTIVES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success depends to a significant degree upon the continued contributions of our key management, including:

         -         Peter J. Kight, our founder, Chairman and Chief Executive
                   Officer;
         -         Mark A. Johnson, our Vice Chairman, Corporate Development;
         -         Peter F. Sinisgalli, our President; and
         - Ravi Ganesan, our Executive Vice President and Chief Technology Officer.

         If for any reason any of these officers ceased to be active in our management, it could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE SUCCESSFUL IN MAKING ACQUISITIONS AND, EVEN IF WE ARE, RISKS ARISING FROM THOSE ACQUISITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         We have expanded, and plan to continue to expand, our operations through the acquisition of additional businesses that complement our core skills and have the potential to increase our overall value. We may not be able to identify and acquire compatible businesses. Acquisitions involve many risks, which could have a material adverse effect on our business, financial condition and results of operations, including:

         - Acquired businesses may not achieve anticipated revenues, earnings or cash flow;
         - Integration of acquired businesses and technologies may not be successful and we may not realize anticipated economic, operational and other benefits in a timely manner, particularly if we acquire a business in a market in which we have limited or no current expertise or with a corporate culture different from our own;
         - Financing of future acquisitions may require issuing common stock or debt for some or all of the purchase price, which could result in dilution of the ownership interests of our stockholders or recognizing amortization expense related to goodwill and other intangible assets;
         - Competing with other companies, many of which have greater financial and other resources, to acquire attractive companies makes it more difficult to acquire suitable companies on acceptable terms; and
         - Disruption of our existing business, distraction of management and other resources and difficulty in maintaining our current business standards, controls and procedures.

WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

         At September 1, 1999, our directors, executive officers and principal stockholders and their affiliates collectively owned approximately 34% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

ANTI-TAKEOVER PROVISIONS IN OUR ORGANIZATIONAL DOCUMENTS AND DELAWARE LAW MAKE ANY CHANGE IN CONTROL MORE DIFFICULT.

         Our certificate of incorporation and by-laws contain provisions that may have the effect of delaying or preventing a change in control, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

         - Division of our board of directors into three classes serving staggered three-year terms;
         - Removal of our directors by the stockholders only for cause upon 80% stockholder approval;
         - Prohibiting our stockholders from calling a special meeting of stockholders;
         - Ability to issue additional shares of our common stock or preferred stock without stockholder approval;
         - Prohibiting our stockholders from unilaterally amending our certificate of incorporation or by-laws except with 80% stockholder approval; and
         - Advance notice requirements for raising business or making nominations at stockholders' meetings.

         We have also adopted a stockholder rights plan that allows us to issue preferred stock with rights senior to those of our common stock without any further vote or action by our stockholders. The issuance of our preferred stock under the stockholder rights plan could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock. In some circumstances, the issuance of preferred stock could have the effect of decreasing the market price of our common stock.

         We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder's acquisition of our stock was approved in advance by our board of directors.

OUR BUSINESS COULD BECOME SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD MAKE OUR BUSINESS MORE EXPENSIVE TO OPERATE.

         We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, or OCC, the Federal Reserve Board or other federal agencies that regulate or monitor banks or other types of providers of electronic commerce services. A number of states have legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. Because electronic commerce in general, and most of our products and services in particular, are so new, the application of many of these laws and regulations is uncertain and difficult to interpret. The entities responsible for interpreting and enforcing these laws and regulations could amend those laws or regulations or issue new interpretations of existing laws or regulations. Any of these changes could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is also possible that new laws and regulations may be enacted with respect to the Internet. The adoption of any of these laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.

         The Federal Reserve rules provide that we can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict our access to the ACH or limit our ability to provide ACH transaction processing services, it could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR GROWTH
STRATEGY.

         Successful implementation of our growth strategy will likely require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required for acquisitions or other needs. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders may be reduced. In addition, we may issue equity securities that have rights, preferences or privileges senior to those of the holders of our common stock. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy.

ITEM 2.  PROPERTIES.

         We lease the following office facilities:

         -     Approximately 229,000 square feet in Norcross, Georgia;

         -     Approximately 100,000 square feet in Phoenix, Arizona;

         -     Approximately 51,000 square feet in Aurora, Illinois;

         -     Approximately 30,000 square feet in Owings Mills, Maryland;

         -     Approximately 32,000 square feet in Austin, Texas;

         -     Approximately 17,000 square feet in Jersey City, New Jersey;

         -     Approximately 14,000 square feet in Downers' Grove, Illinois;

         -     Approximately 10,000 square feet in Chicago, Illinois;

         -     Approximately 3,000 square feet in San Diego, California;

         -     Approximately 3,000 square feet in Ashburn, Virginia;

         -     Approximately 2,000 square feet in Boston, Massachusetts; and

         -     Approximately 1,000 square feet in Houston, Texas.

We own a 51,000 square foot conference center in Norcross, Georgia that includes lodging, training, and fitness facilities for our customers and employees. Although we own the building, it is on land that is leased through June 30, 2021. We believe that our facilities are adequate for current and near-term growth and that additional space is available to provide for anticipated growth.

         Additionally, on May 8, 1998, we purchased an office building in Dublin, Ohio comprising 149,961 square feet, for a price of $14,288,600. We completed the relocation of our Columbus, Ohio personnel and equipment from our space located in Worthington, Ohio to the Dublin, Ohio facility at the end of 1998. In June 1999, we sold our Worthington, Ohio property and escrowed funds to pay off the State of Ohio of State Economic Development Revenue Bonds associated with that property

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against us.

         On May 24, 1999, we announced that we had reached an amicable resolution to the issues that led to Intuit Inc.'s lawsuit filed in March 1999 and the subsequent arbitration proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          Our common stock is traded on the Nasdaq National Market under the symbol "CKFR." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

                                                                                                  COMMON STOCK
                                                                                                      PRICE
                                                                                                      -----
FISCAL PERIOD                                                                               HIGH                LOW
-------------                                                                               ----                ---

FISCAL 1998
First Quarter.......................................................................         $23.13           $16.50
Second Quarter......................................................................         $31.44           $20.25
Third Quarter.......................................................................         $28.50           $20.00
Fourth Quarter......................................................................         $30.63           $20.44

FISCAL 1999
First Quarter.......................................................................         $31.50           $ 8.25
Second Quarter......................................................................         $23.44           $ 5.75
Third Quarter.......................................................................         $46.00           $20.63
Fourth Quarter......................................................................         $69.13           $24.50

FISCAL 2000
First Quarter (through September 20, 1999)..........................................         $44.25           $29.00

         On September 20, 1999, the last reported bid price for our common stock on the Nasdaq National Market was $43.56 per share. As of September 20, 1999, there were approximately 548 holders of record of our common stock.

          We currently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, our line of credit restricts the payment of dividends on our common stock. Our board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. During the last ten years, we have not paid cash dividends.

          During the past fiscal year, we have issued the following unregistered securities and repurchased the following shares of our common stock:

----------------     ------------   --------------    --------------------    -------------     ---------
                       TYPE OF         NUMBER OF         UNDERWRITER /                          EXEMPTION
    DATE              SECURITIES        SHARES             PURCHASER          CONSIDERATION      CLAIMED
----------------     ------------   --------------    --------------------    -------------     ---------
September 22, 1998   Common Stock       25,000        CheckFree                 263,438         Section 4(1)

September 23, 1998   Common Stock       25,000        CheckFree                 274,375         Section 4(1)

September 24, 1998   Common Stock      100,000        CheckFree               1,029,380         Section 4(1)

September 25, 1998   Common Stock       50,000        CheckFree                 498,750         Section 4(1)

September 28, 1998   Common Stock       60,000        CheckFree                 611,250         Section 4(1)

September 29, 1998   Common Stock      100,000        CheckFree               1,021,215         Section 4(1)

September 30, 1998   Common Stock      215,000        CheckFree               2,123,125         Section 4(1)

October 1, 1998      Common Stock      220,000        CheckFree               2,099,372         Section 4(1)

October 2, 1998      Common Stock      145,000        CheckFree               1,373,745         Section 4(1)

October 3, 1998      Common Stock       60,000        CheckFree                 560,628         Section 4(1)

October 8, 1998      Common Stock    3,706,341        CheckFree              21,305,711         Section 4(1)

March 8, 1999        Common Stock      537,314        Former stockholders     All outstanding   Section 3(a)(10)
                                                      of Mobius Group, Inc.   shares of Mobius
                                                                              Group, Inc.

ITEM 6.  SELECTED FINANCIAL DATA.

          The information required by this item is included under the caption "SELECTED FINANCIAL DATA" in our Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" in our Annual Report and is incorporated herein by reference.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability ,our operating and growth strategy, and Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business -- Business Risks" included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our consolidated balance sheets as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and the notes to the financial statements, together with the independent auditors' report thereon appear in our Annual Report and are incorporated herein by reference.

          Our Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy relating to our 1999 Annual Meeting of Stockholders to be held on November 4, 1999, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is included under the captions "INFORMATION CONCERNING THE BOARD OF DIRECTORS" and "EXECUTIVE COMPENSATION" in our Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS" and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in our Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements appearing in our Annual Report are incorporated herein by reference:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 1999 and 1998.

                  Consolidated Statements of Operations for each of the three years in the period ended June 30, 1999.

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1999.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999.

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

                  (3)      Exhibits:

      EXHIBIT                                       EXHIBIT
      NUMBER                                      DESCRIPTION
      ------                                      -----------

       2(a) Agreement and Plan of Merger, dated as of December 22, 1997, among the Company, CheckFree Corporation, and CheckFree Merger Corporation. (Reference is made to Exhibit 2 to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

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

       4(a) Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company's Restated Certificate of Incorporation (contained in the Company's Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company's By-Laws (contained in the Company's By-Laws filed as Exhibit 3(b) hereto).

       4(b) Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

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

      10(aa) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit 10(f) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

      10(bb) Agreement for ACH Services between the Company and The Chase Manhattan Bank, N.A., dated as of July 1, 1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

      10(cc) Loan and Security Agreement, dated as of May 13, 1997, among KeyBank National Association, the Company, CheckFree Software Solutions, Inc., CheckFree Services Corporation, Security APL, Inc., Servantis Systems, Inc., and Servantis Services, Inc. (Reference is made to Exhibit 10(ee) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

      10(dd) First Amendment to Loan and Security Agreement by and between KeyBank National Association, as Lender, and CheckFree Corporation, as Borrower, dated as of December 9, 1998. (Reference is made to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999, and incorporated herein by reference.)

      10(ee)               CheckFree Corporation Incentive Compensation Plan.
                           (Reference is made to Exhibit 10(ff) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

        13        *        Portions of the Annual Report to Stockholders for the
                           year ended June 30, 1999.

        21        *        Subsidiaries of the Company.

        23        *        Consent of Deloitte & Touche LLP.

        24        *        Power of Attorney.

        27        *        Financial Data Schedule.

        99        *        Financial Statement Schedule and Independent
                           Auditors' Report.
----------------

   *     Filed with this report.
  ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

         (b)      REPORTS ON FORM 8-K.

                  We filed the following Current Reports on Form 8-K since March 31, 1999:

                  (i) Current Report on Form 8-K, dated May 24, 1999, filed with the Securities and Exchange Commission on May 24, 1999 (Items 5 and 7).

                  (ii) Current Report on Form 8-K, dated June 15, 1999, filed with the Securities and Exchange Commission on June 15, 1999 (Items 5 and 7).

                  (iii) Current Report on Form 8-K, dated June 24, 1999, filed with the Securities and Exchange Commission on June 24, 1999 (Items 5 and 7).

         (c)      EXHIBITS.

                  The exhibits to this report follow the Signature Page.

         (d)      FINANCIAL STATEMENT SCHEDULES.

                  The financial statement schedule and the independent auditors' report thereon are included in Exhibit 99 to this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHECKFREE HOLDINGS CORPORATION


Date: September 24, 1999         By: /s/Allen L. Shulman
                                     -------------------------------------------
                                     Allen L. Shulman, Executive Vice President,
                                     Chief Financial Officer and General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 24th day of September, 1999.

         Signature                                   Title

         *Peter J. Kight                             Chairman of the Board and Chief Executive Officer
------------------------------------------           (Principal Executive Officer)
         Peter J. Kight


         *Mark A. Johnson                            Vice Chairman - Corporate Development and Marketing and
------------------------------------------           Director
         Mark A. Johnson


         *Allen L. Shulman                           Executive Vice President, Chief Financial Officer
------------------------------------------           and General Counsel
         Allen L. Shulman                            (Principal Financial Officer)



         *Gary A. Luoma, Jr.                         Vice President and Chief Accounting Officer
------------------------------------------           (Principal Accounting Officer)
         Gary A. Luoma, Jr.



         *William P. Boardman                        Director
------------------------------------------
         William P. Boardman


         *George R. Manser                           Director
------------------------------------------
         George R. Manser


         *Eugene F. Quinn                            Director
------------------------------------------
         Eugene F. Quinn


         *Jeffrey M. Wilkins                         Director
------------------------------------------
         Jeffrey M. Wilkins


*By:     /s/Curtis A. Loveland
    --------------------------------------
         Curtis A. Loveland,
         Attorney-in-Fact