Form 10-Q
period 1999-09-30
CHECKFREE HOLDINGS CORP \GA\
filed 1999-11-15
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 For the quarterly period ended September 30, 1999

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 52,211,714 shares of Common Stock, $.01 par value, were outstanding at November 10, 1999.

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           September 30, 1999 and June 30, 1998

                      Condensed Consolidated Statements of                                           4
                           Operations For the Three Months Ended
                           September 30, 1999 and 1998

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Three Months Ended
                           September 30, 1999 and 1998

                      Notes to Interim Condensed Consolidated Unaudited                              6
                           Financial Statements For the Three Months
                           Ended September 30, 1999 and 1998

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         7-14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        15

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 15

         Signatures.                                                                                16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,       SEPTEMBER 30,
                                                                                 1999             1999
                                                                               ---------      -------------
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents.............................................    $  12,446        $   6,439
     Investments...........................................................       10,266            8,956
     Accounts receivable, net..............................................       45,660           51,758
     Prepaid expenses and other assets.....................................        7,800            7,624
     Deferred income taxes.................................................        6,513            5,997
                                                                               ---------        ---------
         Total current assets..............................................       82,685           80,774

Property and equipment, net................................................       69,823           73,400
Capitalized software, net..................................................       20,059           21,287
Intangible assets, net.....................................................       45,875           44,691
Investments................................................................        1,875            1,875
Deferred income taxes......................................................       21,920           24,831
Other noncurrent assets....................................................       10,524            9,924
                                                                               ---------        ---------
              Total........................................................    $ 252,761        $ 256,782
                                                                               =========        =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable......................................................    $   9,634        $  10,184
     Accrued liabilities...................................................       26,971           26,643
     Current portion of long-term obligations..............................        1,640            1,640
     Deferred revenue......................................................       20,195           24,750
                                                                               ---------        ---------
         Total current liabilities.........................................       58,440           63,217
Accrued rent and other.....................................................        3,536            3,596
Obligations under capital leases - less current portion....................        3,882            3,814
Commitments and contingencies..............................................
Stockholders' equity:
     Preferred stock- 15,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding..................................           --               --
     Common stock- 150,000,000 authorized shares, $.01 par value; issued
         57,305,659 and 57,508,759 shares, respectively;
         outstanding 51,756,278 and 51,958,405 shares, respectively........          518              520
     Additional paid-in-capital............................................      480,385          483,890
     Other.................................................................         --               (319)
     Accumulated deficit...................................................     (294,000)        (297,936)
                                                                               ---------        ---------
         Total stockholders' equity........................................      186,903          186,155
                                                                               ---------        ---------
              Total........................................................    $ 252,761        $ 256,782
                                                                               =========        =========


   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   --------------------------------
                                                       1998            1999
                                                     --------        --------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues:
     Processing and servicing.....................   $ 45,054        $ 58,304
     License Fees.................................      2,971           2,996
     Maintenance Fees.............................      4,964           4,438
     Other........................................      3,825           3,282
                                                     --------        --------
         Total revenues...........................     56,814          69,020

Expenses:
     Cost of processing, servicing and support....     37,089          42,993
     Research and development.....................      6,578           6,824
     Sales and marketing..........................      7,824           8,668
     General and administrative...................      6,733           9,924
     Depreciation and amortization................      5,966           6,976
                                                     --------        --------
         Total expenses...........................     64,190          75,385
Net gain on dispositions of assets................      3,914            --
                                                     --------        --------
Loss from operations..............................     (3,462)         (6,365)
Interest, net.....................................        793             245
                                                     --------        --------
Loss before income taxes..........................     (2,669)         (6,120)
Income tax benefit................................     (1,201)         (2,184)
                                                     --------        --------
Net loss..........................................   $ (1,468)       $ (3,936)
                                                     ========        ========
Basic earnings (loss) per share:
     Net income (loss) per common share...........   $  (0.03)       $  (0.08)
                                                     ========        ========
     Equivalent number of shares..................     55,510          51,848
                                                     ========        ========
Diluted earnings (loss) per share:
     Net income (loss) per common share...........   $  (0.03)       $  (0.08)
                                                     ========        ========
     Equivalent number of shares..................     55,510          51,848
                                                     ========        ========


   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                                 1998            1999
                                                                               --------        --------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
     Net loss................................................................  $ (1,468)       $ (3,936)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Depreciation and amortization...........................................     5,966           6,976
     Deferred income tax provision...........................................    (1,201)         (2,184)
     Net gain on dispositions of assets......................................    (3,914)           --
     Purchases of investments- Trading.......................................      --            (8,037)
     Proceeds from maturities and sales of investments, net- Trading.........      --             9,347
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable.................................................       937          (6,098)
         Prepaid expenses and other..........................................       675             176
         Other noncurrent assets.............................................      --               600
         Accounts payable....................................................    (3,768)            550
         Accrued liabilities.................................................     1,654             853
         Deferred revenue....................................................    (2,325)          4,555
         Income tax accounts.................................................    (1,430)           (211)
         Accrued rent and other..............................................      --                60
                                                                               --------        --------
              Net cash provided by (used in) operating activities............    (4,874)          2,651
Cash flows from investing activities:
     Purchase of property and software.......................................   (10,444)         (8,631)
     Proceeds from sale of assets............................................    11,421            --
     Capitalization of software development costs............................    (1,241)         (1,897)
                                                                               --------        --------
              Net cash provided by (used in) investing activities............      (264)        (10,528)
Cash flows from financing activities:
     Principal payments under capital lease obligations......................      (175)            (68)
     Proceeds from stock options exercised, including related tax
       benefits..............................................................       388           1,153
     Proceeds from employee stock purchase plan..............................     1,070             785
     Purchase of treasury stock..............................................    (2,066)           --
                                                                               --------        --------
              Net cash provided by (used in) financing activities............      (783)          1,870
                                                                               --------        --------
Net decrease in cash and cash equivalents....................................    (5,921)         (6,007)
Cash and cash equivalents:
     Beginning of period.....................................................    36,535          12,446
                                                                               --------        --------
     End of period...........................................................  $ 30,614        $  6,439
                                                                               ========        ========
Supplemental disclosure of cash flow information:
     Interest paid...........................................................  $    128        $     27
                                                                               ========        ========
     Income taxes paid.......................................................  $  1,624        $    188
                                                                               ========        ========
     Capital lease additions.................................................  $  1,583        $   --
                                                                               ========        ========
     Unsettled portion of treasury share purchase............................  $  3,757        $   --

                                                                               ========        ========
     Stock funding of 401(k) match...........................................  $    963        $  1,059
                                                                               ========        ========

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 1998 and 1999 are not necessarily indicative of the results for the full year.

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

         2. Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to shareholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. For the periods reported herein, there were no differences between basic and diluted earnings per share. The number of anti-dilutive equivalent shares excluded from the per share calculations are 5,765,718 and 5,502,093 for the three months ended September 30, 1998 and 1999, respectively.

         3. In the quarter ended September 30, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement distinguishes accounting for costs of computer software developed or obtained for internal use from guidance under Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The adoption of SOP 98-1 did not result in a material impact on reported results.

         4. In the quarter ended September 30, 1999, the Company issued 36,226 shares of common stock to fund its 401(k) match, the cost of which was accrued during the year ended June 30, 1999.

         5. In the quarter ended September 30, 1999, the Company issued 46,819 shares of common stock in conjunction with the employee stock purchase plan, which was funded through employee payroll deductions accumulated in the immediately preceding six-month period.

         6. In the quarter ended September 30, 1999, the Company issued 13,000 shares of restricted stock to certain key employees. Shares issued were recorded at their fair market value on the date of the grant with a corresponding charge to stockholders' equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting periods. Sale of these shares is restricted prior to the date of vesting.

         7. In October 1999, the Company announced a new agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock, was issued warrants to purchase 1 million shares, and has the ability to earn warrants on up to 2 million additional shares upon achievement of specific performance targets. None of the warrants can vest and become exercisable prior to September 2002. Shares of stock acquired by the customer under the terms of this agreement are subject to certain transfer and other restrictions.

         8. On October 25, 1999, the Company executed an amendment to its working capital line-of-credit agreement. The amendment extends the term of the line through December 30, 1999, and changes certain financial covenants contained in the agreement.

         9. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for the Company's first quarter of fiscal 2001. The Company is in the process of evaluating the effects of this new statement.

         10. Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are the leading provider of electronic billing and payment services. Our Electronic Commerce business provides services that allow customers to:

         -        Receive electronic bills through the Internet;

         -        Pay any bill - electronic or paper - to anyone; and

         - Perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We currently provide electronic billing and payment services for approximately 3 million consumers. Our services are available through over 350 sources, including:

         -        23 of the 25 largest U.S. banks;

         -        8 of the top 10 U.S. brokerage firms;

         -        The Internet portal Yahoo!;

         -        WingspanBank.com, a leading Internet-based full-service bank;

         -        Internet financial sites such as Quicken.com; and

         - Personal financial management software such as Quicken and Microsoft Money

         We have developed relationships with over 1,100 merchants nationwide that enable us to remit in excess of 50% of all of our bill payments electronically. During the three months ended September 30, 1999, we processed an average of nearly 13 million transactions per month, and for the twelve months ended June 30, 1999 we processed more than 125 million transactions.

         In March 1997, we introduced electronic billing - "E-Bill" - which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. As of September 30, 1999, we have signed contracts for E-Bill services with 77 of the country's largest billers. During the month of September 1999, we presented more than 20,000 electronic bills, which is more than double the number of bills presented through E-bill Services in March of 1999. Additionally, 53 CheckFree distribution points are live with Internet billing and payment.

         We are also a leading provider of portfolio management and information services and financial applications software. Our Investment Services business offers portfolio management and information services for fee-based money managers and financial planners within investment advisory firms, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support software products for automated clearinghouse, or ACH, processing, reconciliation and regulatory compliance.

         During the fiscal year ended June 30, 1999, Electronic Commerce accounted for 68% of our revenues and Investment Services and Software each accounted for 16% of our revenues.

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997 and Mobius Group, Inc. in March 1999.

         During fiscal 1998, we made the decision to sell some of our software businesses that did not directly promote our strategic direction. These divestitures included the sale of our recovery management business in August 1997, our item processing business in March 1998, our wire and electronic banking businesses in April 1998, our leasing business in July 1998, our mortgage business in September 1998 and our imaging business in October 1998. While we have no pending agreements to dispose of our remaining software businesses, we do receive offers for them from time to time.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ------------------------------------
                                                                             1998                  1999
                                                                         -------------         --------------
             Total revenues:                                                   100.0%                 100.0%

             Expenses:
                 Cost of processing, servicing and support........              65.3%                  62.3%
                 Research and development.........................              11.6%                   9.9%
                 Sales and marketing..............................              13.8%                  12.6%
                 General and administrative.......................              11.9%                  14.4%
                 Depreciation and amortization....................              10.5%                  10.1%
                                                                         -------------         --------------
                     Total expenses...............................             113.0%                 109.2%

             Net gain on dispositions of assets...................               6.9%                      -
                                                                         -------------         --------------
             Loss from operations.................................             (6.1)%                 (9.2)%

             Interest, net........................................               1.4%                   0.4%
                                                                         -------------         --------------
             Loss before income taxes.............................             (4.7)%                 (8.9)%

             Income tax benefit...................................             (2.1)%                 (3.2)%
                                                                         -------------         --------------

             Net loss.............................................             (2.6)%                 (5.7)%
                                                                         =============         ==============

         Reported revenue increased 21%, from $56.8 million for the three months ended September 30, 1998 to $69.0 million for the three months ended September 30, 1999. The overall increase is due to internal growth in our Electronic Commerce and Investment Services businesses offset by a decrease in our Software business. The increase in Investment Services is partially due to the acquisition of Mobius Group in March 1999. The reduction in our reported Software revenue was due primarily to divestitures of our mortgage business in September 1998 and our imaging business in October 1998. On a pro forma basis, net of the divestiture of the Software businesses previously mentioned and adjusting for the acquisition of Mobius Group, revenue increased 22%, from $56.7 million for the three months ended September 30, 1998 to $69.0 million for the three months ended September 30, 1999. In our Electronic Commerce business, revenue grew by 25%, driven primarily by a 20% increase in subscribers from approximately 2.5 million at September 30, 1998 to approximately 3.0 million at September 30, 1999. Pro forma revenue in our Investment Services business grew by 20%, primarily due to an increase in portfolios managed from 546,000 at September 30, 1998 to 767,000 at September 30, 1999. Pro forma revenue, net of divested businesses, in our Software business grew by 7%, in spite of a general slowdown in the market resulting from Year 2000 purchasing moratoriums.

         Reported processing and servicing revenue increased $13.2 million, or 29%, from $45.1 million for the three months ended September 30, 1998 to $58.3 million for the three months ended September 30, 1999. On a pro forma basis, adjusting for the acquisition of Mobius Group, processing and servicing revenue increased $11.7 million, or 25%, from $46.6 million for the three months ended September 30, 1998 to $58.3 million for the three months ended September 30, 1999. Pro forma growth was due primarily to the increase in subscribers in our Electronic Commerce business and the increase in portfolios managed in our Investment Services business mentioned previously.

         Reported license revenue increased by $0.2 million, or 7%, from $2.8 million for the three months ended September 30, 1998 to $3.0 million for the three months ended September 30, 1999. On a pro forma basis, excluding the impact of divested software businesses, license revenue increased $0.3 million, or 11%, from $2.7 million for the three months ended September 30, 1998 to $3.0 million for the three months ended September 30, 1999. The relatively low license performance in both periods is due to typically low seasonal license sales in the first fiscal quarter in the Software business.

         Reported maintenance revenue declined by $0.6 million, or 12%, from $5.0 million for the three months ended September 30, 1998 to $4.4 million for the three months ended September 30, 1999. On a pro forma basis, excluding the impact of divested software businesses, maintenance revenue increased by $0.3 million, or 7%, from $4.1 million for the three months ended September 30, 1998 to $4.4 million for the three months ended September 30, 1999. This increase is due to new maintenance paying customers added during fiscal 1999 offset slightly by retention rates in the upper 80% range for the core maintenance base in our Software business.

         Reported other revenue, consisting mostly of consulting fees, decreased by $0.5 million, or 13%, from $3.8 million for the three months ended September 30, 1998 to $3.3 million for the three months ended September 30, 1999. On a pro forma basis, excluding the impact of divested software businesses and the acquisition of Mobius Group, other revenue remained constant at $3.3 million for the three months ended September 30, 1998 and 1999. Implementation fees have remained relatively consistent in all three businesses, Electronic Commerce, Software and Investment Services.

         Our cost of processing, servicing and support was $37.1 million or 65.3% of total revenue for the three months ended September 30, 1998 and $43.0 million or 62.3% of total revenue for the three months ended September 30, 1999. Cost of processing as a percentage of servicing only revenue (total revenue less license revenue) was 68.9% for the three months ended September 30, 1998 and 65.1% for the three months ended September 30, 1999. Improvement in this area is due to a year over year increase in the percentage of electronic versus paper payments and inherent leverage resulting from the conversion of over two-thirds of our subscribers from legacy processing systems to the new Genesis processing system throughout the fiscal year ended June 30, 1999 and into fiscal 2000.

         Our research and development costs were $6.6 million, or 11.6% of revenue for the three months ended September 30, 1998 and $6.8 million, or 9.9% of total revenue for the three months ended September 30, 1999. Adjusted for capitalized development costs of $1.2 million for the three months ended September 30, 1998 and $1.9 million for the three months ended September 30, 1999, gross research and development costs were $7.8 million, or 13.7% of total revenue for the quarter ended September 30, 1998 and $8.7 million, or 12.6% of total revenue for the quarter ended September 30, 1999. We continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality improvement and efficiency enhancement opportunities.

         Sales and marketing costs were $7.8 million, or 13.8% of total revenue for the three months ended September 30, 1998 and $8.7 million, or 12.6% of total revenue for the three months ended September 30, 1999. We have increased our sales staff to sign additional billers in support of our electronic billing product offerings and have increased program management staff in support of new non-subscriber based products designed to leverage our existing electronic payment infrastructure. We expect to incur increased promotional expenses in support of the rollout of electronic billing and payment offerings through Internet portals such as Yahoo! and other partners such as WingspanBank.com in an effort to accelerate the growth of subscribers in our Electronic Commerce segment.

         General and administrative expenses were $6.7 million, or 11.9% of total revenue for the three months ended September 30, 1998 and $9.9 million, or 14.4% of total revenue for the three months ended September 30, 1999. The increase in general and administrative expenses is due principally to an increase in facilities costs resulting from new facilities in Dublin, Ohio and Jersey City, New Jersey; an increase in administrative staff required to manage growth in all areas of the company; and an increase in our reserve for estimated doubtful accounts.

         Depreciation and amortization costs increased from $6.0 million for the three months ended September 30, 1998 to $7.0 million for the three months ended September 30, 1999. Reductions in depreciation and amortization expense resulting from the divestiture of the previously mentioned software businesses have been offset by amortization of intangible assets resulting from the purchase of Mobius Group and increased depreciation expense resulting from capital spending in support of anticipated growth.

         The net gain on dispositions of assets of $3.9 million in the three months ended September 30, 1998 is the net result of the gain on the sale of the mortgage business of approximately $6.3 million offset by the anticipated loss on the sale of the imaging business of approximately $2.4 million.

         Net interest income decreased from $0.8 million for the three months ended September 30, 1998 to $0.2 million for the three months ended September 30, 1999. While investment yields have improved slightly from year to year, the reduction in net interest income was due primarily to a drop in average cash, cash equivalents and investments from $74.2 million for the three months ended September 30, 1998 to $20.9 million for the three months ended September 30, 1999. Approximately $31.0 million of the cash on hand at September 1998, resulting from various software business divestitures, was used in October 1998 to repurchase shares of our stock when market conditions favored such an action and the remaining decrease in invested cash was due primarily to capital investments in support of expected growth.

         We reported an income tax benefit of $1.2 million, or an effective tax rate of 45.0% for the three months ended September 30, 1998 and an income tax benefit of $2.2 million, or an effective tax rate of 35.7% for the three months ended September 30, 1999. The reported effective tax rates differ from the blended statutory rate of 40% due primarily to goodwill amortization and other non-deductible costs we incurred in both periods.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                1998            1999
                                                              --------        --------
                Operating Revenue:
                     Electronic Commerce....................  $ 38,087        $ 47,781
                     Software...............................    10,195           8,984
                     Investment Services....................     8,532          12,255
                                                              --------        --------
                         Total Operating Revenue............  $ 56,814        $ 69,020
                                                              ========        ========
                Operating Income (Loss):
                     Electronic Commerce....................  $ (4,610)       $ (5,750)
                     Software...............................     1,215           2,483
                     Investment Services....................     1,795           2,365
                     Corporate..............................    (5,776)         (5,463)
                     Net Gain on Dispositions of Assets.....     3,914            --
                                                              --------        --------
                         Total Operating Income (Loss)......  $ (3,462)       $ (6,365)
                                                              ========        ========

         Revenue in the Electronic Commerce segment increased by $9.7 million, or 25% from $38.1 million for the three months ended September 30, 1998 to $47.8 million, for the three months ended September 30, 1999. This increase is due primarily to an increase in subscribers from approximately 2.5 million at September 30, 1998 to approximately 3.0 million at September 30, 1999.

         During the quarter ended September 30, 1999, underlying subscriber growth was consistent with recent periods and new Internet based subscribers continued to grow in excess of 20%. However, we experienced an anomalous removal of approximately 200,000 subscribers, which caused our net subscriber growth to approximate only one percent over the quarter ended June 30, 1999. Approximately half of the deleted subscribers were removed by banks that no longer promote certain legacy personal financial manager software and who chose this quarter to delete related inactive subscribers from their systems. The remaining deletions resulted from a single financial institution that removed inactive accounts on its own proprietary PC-based offering. This particular financial institution, which uses our services only for remittance processing, introduced a web-based solution to replace its proprietary PC solution. The combined 200,000 removed subscribers came from financial institutions with older contracts with specialized pricing provisions. Their removal had little impact on revenue in the quarter and will have little impact on revenue for the full year. Unrelated to the above, we expect an additional 200,000 subscribers to be deleted in the quarter ending December 31, 1999 as our financial institution partners remove subscribers using personal financial management software that is not Year 2000 compliant. We are assisting our partners in actively soliciting these subscribers to upgrade to Year 2000 compliant software and we will work with our partners to remove remaining non-compliant subscribers from our systems in December of this year. These deletions will not have a negative impact on our expected earnings for the remainder of the fiscal year.

         We jointly announced our processing agreement with Yahoo! during the quarter ended September 30, 1999. The agreement allows for a free three-month trial period for new subscribers who enroll through Yahoo! Because these subscribers are not generating revenue for us at this time, we do not count them in our active subscriber base.

         Operating losses in the Electronic Commerce segment increased from $4.6 million for the three months ended September 30, 1998 to $5.8 million for the three months ended September 30, 1999. As explained in previous quarters, we are investing in the areas of sales and marketing, professional services and customer care within this segment in anticipation of expected subscriber growth resulting from the rollout of initial programs related to distribution agreements with Internet portals and other new partners. We are also investing in a program focused on further enhancing the quality of our electronic commerce service offerings. Additionally, as subscribers sign up for electronic bill payment offerings through portals and other sponsors that offer free trial periods, we will incur the variable costs associated with these subscribers with no revenue to offset the costs. These combined factors will place downward pressure on operating margins in this business segment for the remainder of the fiscal year.

         Revenue in our Software segment declined from $10.2 million for the three months ended September 30, 1998 to $9.0 million for the three months ended September 30, 1999. This decline is the result of the divestiture of our mortgage and imaging businesses in the prior year. On a pro forma basis, net of divestitures, revenue increased from $8.4 million for the three months ended September 30, 1998 to $9.0 million for the three months ended September 30, 1999. In spite of purchasing moratoriums related to the Year 2000, we have been able to achieve marginal increases in both license and maintenance revenue that are driving the pro forma revenue growth of 7%.

         Operating income in our Software segment increased from $1.2 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999. On a pro forma basis, net of divested businesses, operating income decreased from $2.8 million for the three months ended September 30, 1998 to $2.5 million for the three months ended September 30, 1999. The marginal decline in operating income is due to resources that were added to build, launch and support new products in the Compliance and Financial Applications group and resources assigned to our new ACH alliance program that carries a profit margin that is inherently lower that our traditional product offerings in this area.

         Revenue in our Investment Services segment increased from $8.5 million for the three months ended September 30, 1998 to $12.3 million for the three months ended September 30, 1999. This increase is partially due to our acquisition of Mobius Group in March 1999. On a pro forma basis, adjusted for the impact of the Mobius acquisition, revenue increased from $10.2 million for the three months ended September 30, 1998 to $12.3 million for the three months ended September 30, 1999. This 21% growth in pro forma revenue is due primarily to an increase in portfolios managed from 546,000 at September 30, 1998 to 767,000 at September 30, 1999. A major portion of portfolio growth over the past year has occurred in retail versus institutional accounts that carry a lower unit price.

         Operating income in our Investment Services segment has increased from $1.8 million for the three months ended September 30, 1998 to $2.4 million for the three months ended September 30, 1999. On a pro forma basis, adjusted for the acquisition of Mobius Group, operating income increased from $2.0 million for the three months ended September 30, 1998 to $2.4 million for the three months ended September 30, 1999. The increase was due to the marginal profit from increases in portfolios managed and synergies realized in the integration of Mobius Group into the operations of the business segment.

         The Corporate segment represents charges for the legal, human resources, accounting and finance and various other of our unallocated overhead charges. Our Corporate segment incurred an operating loss of $5.8 million for the three months ended September 30, 1998 and an operating loss of $5.5 million for the three months ended September 30, 1999. The unallocated portion of our expenses have remained fairly consistent in light of total revenue growth due to our ability to leverage these resources through a period of revenue growth.

         The net gain on dispositions of assets of $3.9 million in the three months ended September 30, 1998 is the net result of the gain on the sale of the mortgage business of approximately $6.3 million offset by the anticipated loss on the sale of the imaging business of approximately $2.4 million.

YEAR 2000 READINESS

         The following statements are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act (15 U.S.C. 1) enacted on October 19, 1998.

         Our goal is to ensure that all systems and products will be ready for any date-based processing related to the millennium. The following readiness disclosure is presented for all of our business segments; Electronic Commerce, Software and Investment Services.

         State of Readiness. We have moved all of our Electronic Commerce segment processing to Year 2000-ready environments and are making satisfactory progress to ensure that all of our systems will be ready for any date-based functions related to the millennium. Previous implementation phases included building a Year 2000-ready data center and the physical move of the processing systems to that center. The final implementation phase included the migration of customers from our Chicago and Columbus systems to the Year 2000-ready Genesis Platform, which was followed by applicable testing on that system which was completed by September 30, 1999. In anticipation of limited customer migration from our Austin system to Genesis before January 1, 2000, we have made the Austin system Year 2000 ready and testing with financial institutions is substantially complete. Our Electronic Commerce processing systems are subject to regulation by the Office of the Comptroller of the Currency and were required to meet their Year 2000 readiness requirements by June 30, 1999 and we are substantially complete in these requirements. All Software segment products have been made Year 2000 ready and only minor efforts necessary to remediate internal support systems remain. Prior to the acquisition of Mobius Group, all Investment Services customer-related processing systems had been made Year 2000 ready and only customer testing and final remediation of internal systems at Mobius Group remain. Final corporate initiatives require resources to complete installation of date related "patches" to related infrastructure hardware and software applications. We believe that we are over 99% compliant on all business critical applications at this time and all remaining remediation efforts are on target to be completed by November 30, 1999.

         We maintain and periodically update an inventory of all information technology and non-information technology systems. We have solicited most of our third party vendors to determine the status of their Year 2000 readiness and those functions that are likely to have a material effect on us have been identified and assessed. We have received responses from all of our critical vendors and over half of our other vendors. Validation is based on third party representations and/or internal testing. To date, in excess of 99% of our mission critical applications are deemed to be Year 2000-ready. Based on a review of third party representations, we are not currently aware of any third party issue applicable to the Year 2000 that is likely to have a material impact on the conduct of our business, the results of our operations or our financial condition. We have not performed our own tests on many of these third party systems and no assurances can be given that these systems are Year 2000 ready.

         Costs to Address Our Year 2000 Issues. Although the development of the Genesis Platform has taken into account relevant Year 2000 issues, the planned conversion was not accelerated due to Year 2000 issues and Year 2000 related costs in the development of the Genesis Platform are therefore not included in our costs below. The following chart reflects our Year 2000 specific costs. The fiscal year 1999 and prior costs were attributed to remediation of legacy systems and applications. The cost to complete includes minor remediation and remaining testing and verification, but is primarily budgeted for additional support we are providing our financial institution customers in their testing requirements and our decision to perform a complete revalidation of our own testing. We believe that associated costs are adequately budgeted and provided for in our operating plans.

                                                                        YTD
                               FISCAL      FISCAL        FISCAL        FISCAL        COST TO
BUSINESS SEGMENT                1997         1998         1999          2000        COMPLETE        TOTAL
---------------------------    --------    ---------    ---------     ----------    ----------    -----------
                                                              (IN THOUSANDS)
Electronic Commerce........       $  0       $  100      $ 1,360      $     374       $   426       $  2,260
Software...................          -          500          525             25            75          1,125
Investment Services........          -          375          937             27           262          1,601
Corporate..................          -            -          270             29            50            349
                                  ----       ------      -------        -------        ------       --------
   Total...................       $  0       $  975      $ 3,092        $   455        $  813       $  5,335
                                  ====       ======      =======        =======        ======       ========

         Risks of Our Year 2000 Issues. In order to accurately process transactions, we must rely on technology supported by our customers and suppliers. Transaction processing relies on transmissions of data from consumer personal computers, through financial institution and merchant web servers and the Internet, over third party data and voice communication lines, and through the Federal Funds System. Failure by us, our customers, or our suppliers to adequately address the Year 2000 issues in a timely manner could impede our ability to process transactions and can have a direct impact on our ability to generate revenue per our agreements with financial institution, portfolio management, merchant and direct customers. This in turn could have a material impact on the conduct of our business, the results of our operations and our financial condition. Accordingly, we plan to address all Year 2000 issues before problems materialize. We believe that associated costs are adequately budgeted to handle any remaining issues. Should our efforts or the efforts of our customers and suppliers fail to adequately address relevant Year 2000 issues, the most likely worst case scenario would be a total loss of revenue.

         Our Contingency Plans. We are internally reviewing and testing all mission critical systems and major components for Year 2000 readiness. Contingency plans are in place to address mission critical customer related processes such as back-up communications plans for incoming customer payment and portfolio transactions, paper-based payment transaction processing in the event of failure of electronic payment systems and alternative power supply in the event of prolonged power outages. We will continue to incorporate additional Year 2000 considerations into our business contingency plans as necessary.

         We cannot guarantee that our efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers or unforeseen circumstances.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we have cash, cash equivalents and short term investment on hand totaling $15.4 million and an additional $1.9 million of long term investments available. Our balance sheet reflects working capital of $17.6 million and our current ratio stands at 1.3.

         In October 1999, a strategic partner directly purchased 250,000 new shares of our stock, which generated additional cash of $9.8 million. Although we expect to generate a net loss for the fiscal year ended June 30, 2000, we expect to generate positive cash flow from operations and expect EBITDA to be breakeven or slightly positive for the year. We are currently negotiating a significant lease line of credit designed to finance future capital needs in support of expected growth. We have extended the term of our existing $20 million working capital line of credit through December 30, 1999 as we negotiate an expansion of this credit facility. We believe that existing cash, cash equivalents, short-term investments and available financing alternatives will be sufficient to meet our presently anticipated requirements for the foreseeable future. Should unforeseen circumstances arise, we have various other alternatives available to us, including, but not limited to, further capitalization of the Company.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, and Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business -- Business Risks" in the Annual Report on Form 10-K for the year ended June 30, 1999 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On August 5, 1999, we granted Peter F. Sinisgalli, our President and Chief Operating Officer, 12,000 restricted shares of our common stock. The grant was made pursuant to a Restricted Stock Agreement entered into between Mr. Sinisgalli and us. Additionally, on August 5, 1999, we granted John Frech, CheckFree Corporation's Senior Vice President, Computer Operations, 1,000 restricted shares of our common stock. The grant was made pursuant to a Restricted Stock Agreement entered into between Mr. Frech and us. Both of the grants were made under the exemption from registration provided by Section 4(1) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               EXHIBIT NUMBER             EXHIBIT DESCRIPTION
               --------------             -------------------

                     27*                Financial Data Schedule.

----------

*        Filed with this report.

         (b)      REPORTS ON FORM 8-K.

         We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHECKFREE HOLDINGS CORPORATION

Date:  November 12, 1999   By:     /s/ Allen L. Shulman
                                   --------------------------------------------
                                   Allen L. Shulman, Executive Vice President,
                                   Chief Financial Officer, and General
                                   Counsel* (Principal Financial Officer)

Date:  November 12, 1999   By:     /s/ Gary A. Luoma, Jr.
                                   --------------------------------------------
                                   Gary A. Luoma, Jr., Vice President, Chief
                                   Accounting Officer, and Assistant
                                   Secretary(Principal Accounting Officer)

* In his capacity as Executive Vice President Chief Financial Officer and General Counsel, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                  CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                                         DESCRIPTION
      ------                                         -----------

        27*                                 Financial Data Schedule.

----------

*        Filed with this report.