Form 10-Q
period 1999-12-31
CHECKFREE HOLDINGS CORP \GA\
filed 2000-02-10
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
For the quarterly period ended December 31, 1999
                                       OR
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934
For the transition period from ______________ to _____________

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
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 52,486,670 shares of Common Stock, $.01 par value, were outstanding at February 7, 2000.

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           December 31, 1999 and June 30, 1999

                      Condensed Consolidated Statements of                                           4
                           Operations For the Three and Six Months Ended
                           December 31, 1999 and 1998

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Three and Six Months Ended
                           December 31, 1999 and 1998

                      Notes to Interim Condensed Consolidated Unaudited                             6-7
                           Financial Statements For the Three and Six Months
                           Ended December 31, 1999 and 1998

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         8-16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        17

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              17

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                17-18

         Signatures.                                                                                19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1999           1999
                                                                        ---------     ------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents ....................................     $  12,446      $ 152,779
     Investments ..................................................        10,266         17,015
     Accounts receivable, net .....................................        45,660         46,780
     Prepaid expenses and other assets ............................         7,800         11,863
     Deferred income taxes ........................................         6,513          8,324
                                                                        ---------      ---------
         Total current assets .....................................        82,685        236,761

Property and equipment, net .......................................        69,823         80,416
Capitalized software, net .........................................        20,059         21,584
Intangible assets, net ............................................        45,875         43,354
Investments .......................................................         1,875         31,663
Deferred income taxes .............................................        21,920         31,095
Other noncurrent assets ...........................................        10,524         12,855
                                                                        ---------      ---------
              Total ...............................................     $ 252,761      $ 457,728
                                                                        =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................     $   9,634      $   8,679
     Accrued liabilities ..........................................        26,971         37,494
     Current portion of long-term obligations .....................         1,640          5,069
     Deferred revenue .............................................        20,195         25,840
                                                                        ---------      ---------
         Total current liabilities ................................        58,440         77,082

Accrued rent and other ............................................         3,536          4,862
Convertible subordinated notes ....................................          --          172,500
Obligations under capital leases - less current portion ...........         3,882            906
Commitments and contingencies......................................
Stockholders' equity:
     Preferred stock- 15,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding .........................          --             --
     Common stock- 150,000,000 authorized shares, $.01 par value;
         issued 57,305,659  and 57,971,003 shares, respectively;
         outstanding 51,756,278 and 52,420,649 shares,
         respectively..............................................           518            524
     Additional paid-in-capital ...................................       480,385        504,058
     Other ........................................................          --             (299)
     Accumulated deficit ..........................................      (294,000)      (301,905)
                                                                        ---------      ---------
         Total stockholders' equity ...............................       186,903        202,378
                                                                        ---------      ---------
              Total ...............................................     $ 252,761      $ 457,728
                                                                        =========      =========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          DECEMBER 31,                DECEMBER 31,
                                                    ---------------------       -----------------------
                                                      1998          1999          1998           1999
                                                    --------      -------       --------       --------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
     Processing and servicing .................     $ 48,521      $62,627       $ 93,575       $120,931
     License fees .............................        3,441        3,201          6,412          6,197
     Maintenance fees .........................        4,238        4,518          9,202          8,956
     Other ....................................        3,405        2,623          7,230          5,905
                                                    --------      -------       --------       --------
                    Total revenues ............       59,605       72,969        116,419        141,989

Expenses:
     Cost of processing, servicing and
      support..................................       34,368       43,906         71,457         86,899
     Research and development .................        5,579        8,286         12,157         15,110
     Sales and marketing ......................        7,408        9,909         15,232         18,577
     General and administrative ...............        7,625        9,363         14,358         19,287
     Depreciation and amortization ............        6,033        7,780         11,999         14,756
                                                    --------      -------       --------       --------
                    Total expenses ............       61,013       79,244        125,203        154,629
     Net gain on dispositions of assets .......         --           --            3,914           --
                                                    --------      -------       --------       --------
Loss from operations ..........................       (1,408)      (6,275)        (4,870)       (12,640)
Interest, net .................................          426         (102)         1,219            143
                                                    --------      -------       --------       --------
Loss before income taxes ......................         (982)      (6,377)        (3,651)       (12,497)
Income tax benefit ............................      (12,357)      (2,408)       (13,558)        (4,592)
                                                    --------      -------       --------       --------
Net income (loss) .............................     $ 11,375      $(3,969)      $  9,907       $ (7,905)
                                                    ========      =======       ========       ========

BASIC EARNINGS (LOSS) PER SHARE:
     Net income (loss) per common share .......     $   0.22      $ (0.08)      $   0.19       $  (0.15)
                                                    ========      =======       ========       ========
     Equivalent number of shares ..............       51,326       52,200         53,419         52,023
                                                    ========      =======       ========       ========
DILUTED EARNINGS (LOSS) PER SHARE:
     Net income (loss) per common share .......     $   0.22      $ (0.08)      $   0.18       $  (0.15)
                                                    ========      =======       ========       ========
     Equivalent number of shares ..............       52,553       52,200         54,664         52,023
                                                    ========      =======       ========       ========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED DECEMBER 30,
                                                                          -----------------------------
                                                                               1998          1999
                                                                             --------      --------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
     Net loss ..........................................................     $  9,907      $ (7,905)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Depreciation and amortization .....................................       11,999        14,756
     Deferred income tax provision .....................................      (11,554)       (4,592)
     Net gain on dispositions of assets ................................       (3,914)         --
     Purchases of investments - Trading ................................         --         (10,563)
     Proceeds from maturities and sales of investments, net - Trading ..       17,609        13,594
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable ...........................................        2,916        (1,120)
         Prepaid expenses and other ....................................          207          (831)
         Other noncurrent assets .......................................         --            (298)
         Accounts payable ..............................................       (2,422)         (955)
         Accrued liabilities ...........................................       (2,321)        5,027
         Deferred revenue ..............................................       (2,549)        5,645
         Income tax accounts ...........................................       (4,541)            2
         Accrued rent and other ........................................         (194)          538
                                                                             --------      --------
              Net cash provided by operating activities ................       15,143        13,298
Cash flows from investing activities:
     Purchase of property and software .................................      (16,750)      (19,336)
     Proceeds from sale of assets ......................................       11,421          --
     Capitalization of software development costs ......................       (2,776)       (3,195)
     Purchase of investments - held to maturity ........................         --         (39,568)
     Proceeds from maturities and sales of investments - held to
       maturity ........................................................        1,006          --
                                                                             --------      --------
              Net cash used in investing activities ....................       (7,099)      (62,099)
Cash flows from financing activities:
     Principal payments under capital lease obligations ................         (621)         (312)
     Proceeds from sale of stock and exercise of warrants ..............         --          19,233
     Proceeds from issuance of convertible subordinated notes ..........         --         166,921
     Proceeds from stock options exercised, including related tax
       benefits ........................................................          536         1,976
     Proceeds from employee stock purchase plan ........................        1,070         1,316
     Purchase of treasury stock ........................................      (31,161)         --
                                                                             --------      --------
              Net cash provided by (used in) financing activities ......      (30,176)      189,134
                                                                             --------      --------
Net increase (decrease) in cash and cash equivalents ...................      (22,132)      140,333
Cash and cash equivalents:
     Beginning of period ...............................................       36,535        12,446
                                                                             --------      --------
     End of period .....................................................     $ 14,403      $152,779
                                                                             ========      ========
Supplemental disclosure of cash flow information:
     Interest paid .....................................................     $    349      $     58
                                                                             ========      ========
     Income taxes paid .................................................     $  2,353      $    209
                                                                             ========      ========
     Capital lease additions and purchase of other long-term assets ....     $  1,583      $  1,753
                                                                             ========      ========
     Stock funding of 401(k) match .....................................     $    963      $  1,059
                                                                             ========      ========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999

         1. The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended December 31, 1998 and 1999 are not necessarily indicative of the results for the full year.

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

         2. The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                 FOR THE SIX MONTHS ENDED
                    -------------------------------------------------------------------------------
                                   DECEMBER 31, 1998                      DECEMBER 31, 1999
                    ------------------------------------------  -----------------------------------
                      INCOME            SHARES       PER-SHARE    INCOME       SHARES     PER-SHARE
                    (NUMERATOR)      (DENOMINATOR)     AMOUNT   (NUMERATOR) (DENOMINATOR)   AMOUNT
                    -----------      -------------   ---------  ----------- ------------- ---------
Basic EPS ........     $9,907           53,419         $0.19     $(7,905)       52,023     $(0.15)
                                                       =====                               ======
Effect of dilutive
securities:
  Options and
warrants .........       --              1,245                      --            --
                       ------           ------                   -------        ------
Diluted EPS ......     $9,907           54,664         $0.18     $(7,905)       52,023     $(0.15)
                       ======           ======         =====     =======        ======     ======

                                                        FOR THE THREE MONTHS ENDED
                         ---------------------------------------------------------------------------------------------
                                      DECEMBER 31, 1998                                  DECEMBER 31, 1999
                         -------------------------------------------       -------------------------------------------
                            INCOME           SHARES        PER-SHARE         INCOME           SHARES         PER-SHARE
                          (NUMERATOR)     (DENOMINATOR)      AMOUNT        (NUMERATOR)     (DENOMINATOR)      AMOUNT
                          -----------     -------------    ---------       -----------     -------------     ---------
Basic EPS ........          $11,375          51,326          $0.22          $(3,969)          52,200          $(0.08)
                                                             =====                                            ======
Effect of dilutive
securities:
  Options and
warrants .........             --             1,227                            --              --
                            -------          ------                         -------           -----
Diluted EPS ......          $11,375          52,553          $0.22          $(3,969)          52,200          $(0.08)
                            =======          ======          =====          =======           ======          ======

         Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to shareholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. During the quarter ended December 31, 1999, the Company issued convertible subordinated notes. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires that interest charges applicable to the convertible debt be added back to income in computing diluted earnings per share, except in loss periods when such an adjustment would be anti-dilutive. The impact of anti-dilutive interest charges and equivalent shares excluded from the per share calculations were as follows (in thousands):

                                   DECEMBER 31, 1998             DECEMBER 31, 1999
                               -------------------------    --------------------------
                                 INCOME        SHARES         INCOME        SHARES
                               (NUMERATOR)  (DENOMINATOR)   (NUMERATOR)  (DENOMINATOR)
                               -----------  -------------   -----------  -------------
Six Month Period Ended            $--           4,198          $687          5,108
                                  ====          =====          ====          =====
Three Month Period Ended          $--           3,751          $687          6,381
                                  ====          =====          ====          =====

         3. In the quarter ended September 30, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement distinguishes accounting for costs of computer software developed or obtained for internal use from guidance under

SFAS No 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The adoption of SOP 98-1 did not result in a material impact on reported results.

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

         7. In October 1999, the Company announced a new agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock, was issued warrants on 1 million shares, and has the ability to earn warrants on up to 2 million additional shares upon achievement of specific performance targets. None of the warrants can vest and become exercisable prior to September 2002. Shares of stock acquired by the customer under the terms of this agreement are subject to certain transfer and other restrictions.

         8. On October 25, 1999, the Company executed an amendment to its working capital line-of-credit agreement. The amendment extended the term of the line through December 31, 1999, and changed certain financial covenants contained in the agreement. In January 2000, the Company completed a new line-of-credit agreement, which matures on December 30, 2002. The new agreement enables the Company to borrow up to $30 million and contains certain financial and operating covenants.

         9. On November 29, 1999, the Company issued $172.5 million of 6.5% convertible subordinated notes that are due on December 1, 2006. The Company will pay interest on the notes on June 1 and December 1, of each year, commencing June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of common stock per note and the Company may redeem the notes at any time on or after December 1, 2002. On January 14, 2000, the Company filed a shelf registration statement to register the underlying shares. The Company is using its reasonable best efforts to cause the shelf registration statement to be declared effective by March 28, 2000.

         10. On December 20, 1999, the Company entered into a definitive agreement to purchase BlueGill Technologies, Inc. in exchange for approximately
3.5 million shares of the Company's common stock. The acquisition, which is expected to close during the quarter ending March 31, 2000, will be accounted for under the purchase method of accounting and is expected to include a charge for in-process research and development which is currently estimated at approximately $7.6 million. BlueGill provides software that facilitates Web based electronic billing and bill payment.

         11. During the quarter ended December 31, 1999, the Company received notification and payment for the exercise of warrants for 300,000 shares of the Company's common stock at an exercise price of $20.9375. Of the 300,000 total shares, 150,000 shares were not issued until February 2000, therefore, the amount received is included in accrued liabilities in the Company's December 31, 1999 Condensed Consolidated Balance Sheets. The exercise of these warrants resulted in an increase in deferred tax benefit and additional paid-in capital as a result of the differences in the book versus tax accounting treatment of these transactions.

         12. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for the Company's first quarter of fiscal 2001. The Company is in the process of evaluating the effects of this new statement.

         13. Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are the leading provider of electronic billing and payment services. Our Electronic Commerce business provides services that allow customers to:

          o        Receive electronic bills through the Internet;
          o        Pay any bill - electronic or paper - to anyone; and
          o Perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We currently provide electronic billing and payment services for approximately 3 million consumers. Our services are available through over 350 sources, including:

          o        23 of the 25 largest U.S. banks;
          o        8 of the top 10 U.S. brokerage firms;
          o        The Internet portal Yahoo!;
          o        WingspanBank.com, a leading Internet-based full-service bank;
          o        Internet financial sites such as Quicken.com; and
          o Personal financial management software such as Quicken and Microsoft Money.

         We have developed relationships with over 1,100 merchants nationwide that enable us to remit in excess of 50% of all of our bill payments electronically. We exited the quarter ended December 31, 1999, processing 14 million transactions per month, and for the twelve months ended June 30, 1999 we processed more than 125 million transactions.

         In March 1997, we introduced electronic billing - "E-Bill" - which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. As of December 31, 1999, we have signed contracts for E-Bill services with 89 of the country's largest billers. During the month of December 1999, we presented more than 38,000 electronic bills, which is nearly double the number of bills presented through E-bill Services in September of 1999. Additionally, over 100 CheckFree distribution points are live with Internet billing and payment.

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

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997 and Mobius Group, Inc. in March 1999. On December 21, 1999 we announced the planned acquisition of BlueGill Technologies, Inc. and expect this transaction to close in the quarter ended March 31, 2000.

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

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           DECEMBER 31,                    DECEMBER 31,
                                                       1998            1999            1998            1999
                                                      -----           -----           -----           -----
Total Revenues:                                       100.0%          100.0%          100.0%          100.0%

Expenses:
   Cost of processing, servicing and support           57.7%           60.2%           61.4%           61.2%
   Research and development                             9.4%           11.3%           10.4%           10.6%
   Sales and marketing                                 12.4%           13.6%           13.1%           13.1%
   General and administrative                          12.8%           12.8%           12.3%           13.6%
   Depreciation and amortization                       10.1%           10.7%           10.4%           10.4%
                                                      -----           -----           -----           -----
          Total expenses                              102.4%          108.6%          107.6%          108.9%

Net gain on dispositions of assets                      0.0%            0.0%            3.4%            0.0%
                                                      -----           -----           -----           -----

Loss from operations                                   -2.4%           -8.6%           -4.2%           -8.9%

Interest, net                                           0.7%           -0.1%            1.0%            0.1%
                                                      -----           -----           -----           -----

Loss before income taxes                               -1.6%           -8.7%           -3.1%           -8.8%

Income tax benefit                                    -20.7%           -3.3%          -11.6%           -3.2%
                                                      -----           -----           -----           -----

Net income (loss)                                      19.1%           -5.4%            8.5%           -5.6%
                                                      =====           =====           =====           =====

         Reported revenue increased 22%, from $59.6 million for the three months ended December 31, 1998 to $73.0 million for the three months ended December 31, 1999 and by 22%, from $116.4 million for the six months ended December 31, 1998 to $142.0 million for the six months ended December 31, 1999. On a pro forma basis, net of the divestitures of our mortgage business in September 1998 and our imaging business in October 1998 and adjusting for the acquisition of Mobius Group in March 1999, revenue increased 19% from $61.3 million for the three months ended December 31, 1998 to $73.0 million for the three months ended December 31, 1999 and by 20%, from $118.0 million for the six months ended December 31, 1998 to $142.0 million for the six months ended December 31, 1999. The increase in quarterly pro forma revenue of 19% was driven by increases of 23% in our Electronic Commerce segment and 26% in our Investment Services segment, offset slightly by a decline of 5% in our Software segment. The increase in year to date pro forma revenue of 20% was driven by increases of 24% in our Electronic Commerce segment, 23% in our Investment Services segment and less than 1% in our Software segment. Quarterly and year to date growth in Electronic Commerce revenue is driven primarily by an increase in subscribers from approximately 2.6 million at December 31, 1998 to approximately 3.0 million at December 31, 1999. Pro forma quarterly and year to date growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 573,000 at December 31, 1998 to approximately 820,000 at December 31, 1999. In the Software segment, the decline in pro forma quarterly revenue and the minimal growth in pro forma year to date revenue were due primarily to anticipated purchasing moratoriums by customers due to Year 2000 concerns.

         Reported processing and servicing revenue increased by 29%, from $48.5 million for the three months ended December 31, 1998 to $62.6 million for the three months ended December 31, 1999, and by 29%, from $93.6 million for the six months ended December 31, 1998 to $120.9 million for the six months ended December 31, 1999.

On a pro forma basis, adjusting for the acquisition of Mobius Group in March 1999, processing and servicing revenue increased by 25%, from $50.1 million for the three months ended December 31, 1998 to $62.6 million for the three months ended December 31, 1999, and by 25%, from $96.7 million for the six months ended December 31, 1998 to $120.9 million for the six months ended December 31, 1999. Quarter over quarter and year over year pro forma growth in processing and servicing revenue is primarily the result of the previously mentioned growth in subscribers in our Electronic Commerce segment and portfolios managed in our Investment Services segment. Our processing agreement with Yahoo! allows for a free three month trial period for subscribers who enroll through Yahoo! Because these subscribers are not generating revenue during this free period, we do not count them in our active subscriber base. Additionally, we now have 62 billers in production that presented approximately 38,000 electronic bills in the month ended December 31, 1999. The number of bills we presented electronically has nearly doubled since the month ended September 30, 1999 and we expect growth in this area to continue. When combined with a recently announced transaction based pricing model for our largest customers, it will become more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional indicator.

         Reported license fee revenue decreased by 6%, from $3.4 million for the three months ended December 31, 1998 to $3.2 million for the three months ended December 31, 1999 and by 3% from $6.4 million for the six months ended December 31, 1998 to $6.2 million for the six months ended December 31, 1999. On a pro forma basis, adjusting for the impact of divested software businesses, license revenue decreased by 6%, from $3.4 million for the three months ended December 31, 1998 to $3.2 million for the three months ended December 31, 1999 and increased by 2% from $6.1 million for the six months ended December 31, 1998 to $6.2 million for the six months ended December 31, 1999. The pro forma decline in license revenue on a quarter over quarter basis and the relatively flat pro forma performance on a year over year basis was due primarily to expected purchasing moratoriums from customers with Year 2000 concerns.

         Reported maintenance fee revenue increased by 7%, from $4.2 million for the three months ended December 31, 1998 to $4.5 million for the three months ended December 31, 1999 and decreased by 2% from $9.2 million for the six months ended December 31, 1998 to $9.0 million for the six months ended December 31, 1999. On a pro forma basis, adjusting for the impact of divested software businesses, maintenance revenue increased by 7%, from $4.2 million for the three months ended December 31, 1998 to $4.5 million for the three months ended December 31, 1999 and by 8%, from $8.3 million for the six months ended December 31, 1998 to $9.0 million for the six months ended December 31, 1999. This increase is due to new maintenance paying customers added during fiscal 1999 and moderate price increases, offset slightly by retention rates in the upper 80% range for the core maintenance base in the Software business.

         Reported other revenue, consisting mostly of consulting fees, decreased by 23%, from $3.4 million for the three months ended December 31, 1998 to $2.6 million for the three months ended December 31, 1999 and by 18%, from $7.2 million for the six months ended December 31, 1998 to $5.9 million for the six months ended December 31, 1999. On a pro forma basis, adjusting for the impact of divested software businesses and the acquisition of Mobius Group, other revenue decreased by 23%, from $3.4 million for the three months ended December 31, 1998 to $2.6 million for the three months ended December 31, 1999 and by 13%, from $6.8 million for the six months ended December 31, 1998 to $5.9 million for the six months ended December 31, 1999. The decrease in pro forma other revenue is due primarily to the decline in software implementations due to customer's software implementation freezes in the quarter in preparation for Year 2000.

         Our cost of processing, servicing and support was $34.3 million or 57.7% of total revenue for the three months ended December 31, 1998 and $43.9 million or 60.2% of total revenue for the three months ended December 31, 1999. Cost of processing, servicing and support was $71.5 million or 61.4% of total revenue for the six months ended December 31, 1998 and $86.9 million or 61.2% of total revenue for the six months ended December 31, 1999. Cost of processing, servicing and support as a percentage of servicing only revenue (all revenue except license) was 61.2% for the three months ended December 31, 1998 and 62.9% for the three months ended December 31, 1999 and was 64.9% for the six months ended December 31, 1998 and 64.0% for the six months ended December 31, 1999. Improvements in this area, resulting from further increases in our percentage of electronic versus paper payments and inherent leverage resulting from the conversion of over two thirds of our subscribers from legacy processing systems to our new Genesis processing system, are offset by E-Bill implementation costs as we continue to move an increasing number of billers into live production and by transaction costs generated by subscribers enrolled by Yahoo! currently within their free three-month trial period.

         Our research and development costs were $5.6 million or 9.4% of total revenue for the three months ended December 31, 1998 and $8.3 million or 11.3% of total revenue for the three months ended December 31, 1999. Research and development costs were $12.2 million or 10.4% of total revenue for the six months ended December 31, 1998 and $15.1 million or 10.6% of total revenue for the six months ended December 31, 1999. Adjusted for capitalized development costs of $1.6 million for the three months ended December 31, 1998, of $1.3 million for the three months ended December 31, 1999, of $2.8 million for the six months ended December 31, 1998 and of $3.2 million for the six months ended December 31, 1999, our gross research and development costs were $7.2 million or 12.1% of total revenue for the three months ended December 31, 1998 and $9.6 million or 13.2% of total revenue for the three months ended December 31, 1999 and were $15.0 million or 12.9% of total revenue for the six months ended December 31, 1998 and $18.3 million or 12.8% of total revenue for the six months ended December 31, 1999. We continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality improvement and efficiency enhancement opportunities.

         Sales and marketing costs were $7.4 million or 12.4% of total revenue for the three months ended December 31, 1998 and $9.9 million or 13.6% of total revenue for the three months ended December 31, 1998. Sales, marketing and royalty costs were $15.2 million or 13.1% of total revenue for the six months ended December 31, 1998 and $18.6 million or 13.1% of total revenue for the six months ended December 31, 1999. We have increased our sales staff to sign additional billers in support of our electronic billing product offerings and have increased program management staff in support of new non-subscriber based products designed to leverage our existing electronic payment infrastructure. We expect to incur increased promotional expenses in support of electronic billing and payment offerings through financial institutions and Internet portals such as Yahoo! and other partners such as WingspanBank.com in an effort to accelerate the growth of subscribers in our Electronic Commerce segment.

         General and administrative expenses were $7.6 million or 12.8% of total revenue for the three months ended December 31, 1998 and $9.4 million or 12.8% of total revenue for the three months ended December 31, 1999. General and administrative expenses were $14.4 million or 12.3% of total revenue for the six months ended December 31, 1998 and $19.3 million or 13.6% of total revenue for the six months ended December 31, 1999. The increase in general and administrative expenses is due principally to an increase in facilities costs resulting from new facilities in Dublin, Ohio, Jersey City, New Jersey and Phoenix, Arizona; an increase in administrative staff required to manage growth in all areas of the company; and an increase in our reserve for estimated doubtful accounts consistent with realized revenue growth.

         Depreciation and amortization costs increased from $6.0 million for the three months ended December 31, 1998 to $7.8 million for the three months ended December 31, 1999 and from $12.0 million for the six months ended December 31, 1998 to $14.8 million for the six months ended December 31, 1999. Reductions in depreciation and amortization expense resulting from the divestiture of previously mentioned software businesses have been offset by amortization of intangible assets resulting from the acquisition of Mobius Group and increased depreciation expense resulting from capital spending in support of growth and quality improvement initiatives.

         The net gain on dispositions of assets of $3.9 million in the six months ended December 31, 1998 is the net result of the gain on the sale of our mortgage business of approximately $6.3 million offset by the loss on the sale of the imaging business of approximately $2.4 million.

         Net interest declined from net interest income of $0.4 million for the three months ended December 31, 1998 to net interest expense of $0.1 million for the three months ended December 31, 1999. Net interest declined from net interest income of $1.2 million for the six months ended December 31, 1998 to net interest income of $0.1 million for the six months ended December 31, 1999. The varied net interest amounts are the net result of the timing of significant transactions in each of the periods identified. At September 30, 1998, we had approximately $56.2 million of cash, cash equivalents and investments on hand, primarily resulting from proceeds from the divestitures of various software businesses. We spent approximately $31.0 million in cash from September 1998 through October 1998 to buy back approximately 4.7 million of common shares when the market price of our stock was relatively low. Investment yields on our average cash, cash equivalents and invested assets exceeded interest expense on outstanding capital lease obligations, resulting in net interest income of $0.4 million for the three months ended December 31, 1998 and $1.2 million for the six months ended December 31, 1998. On November 29, 1999, we received net proceeds of approximately $166.9 million from the issuance of $172.5 million of 6.5% subordinated convertible notes. Additionally, in October 1999 we received approximately $9.8 million from the direct purchase of 250,000 shares of our common stock, at market value, by a strategic partner and in December 1999 we received approximately $6.2 million from the exercise of outstanding common stock warrants. Direct interest expense and amortization of issuance costs resulting from the convertible debt combined with interest expense from capital leases exceeded the interest income earned on cash, cash equivalents and invested assets for the quarter resulting in net interest expense of $0.1 million for the three months ended December 31, 1999. For the six months ended December 31, 1999 our interest income exceeded interest expense by $0.1 million.

         We recorded an income tax benefit of $12.4 million for the three months ended December 31, 1998 (effective rate not meaningful) and an income tax benefit of $2.4 million or an effective tax rate of 37.8% for the three months ended December 31, 1999. We recorded an income tax benefit of $13.6 million for the six months ended December 31, 1998 (effective rate not meaningful) and an income tax benefit of $4.6 million or an effective tax rate of 36.8% for the six months ended December 31, 1999. In the quarter ended December 31, 1998 we recorded a one-time tax benefit of approximately $12.2 million arising out of our medical benefits management subsidiary. Net of this one-time benefit, the reported effective rates differ from the blended statutory rate of 40% in all periods due to goodwill and other non-deductible expenses, jobs credits and tax exempt interest income.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      DECEMBER 31,                           DECEMBER 31,
                                                1998               1999               1998                1999
                                              -------            -------            --------            --------
Operating Revenue:

   Electronic Commerce                        $41,298            $50,703            $ 79,385            $ 98,484
   Software                                     9,535              9,076              19,730              18,060
   Investment Services                          8,772             13,190              17,304              25,445
                                              -------            -------            --------            --------

       Total Operating Revenue                $59,605            $72,969            $116,419            $141,989
                                              =======            =======            ========            ========

Operating Income (Loss):

   Electronic Commerce                        $  (778)           $(5,060)           $ (5,388)           $(10,810)
   Software                                     3,720              2,283               4,935               4,766
   Investment Services                            895              3,080               2,690               5,445
   Corporate                                   (5,245)            (6,578)            (11,021)            (12,041)
   Net Gain on Disposition of Assets             --                 --                 3,914                --
                                              -------            -------            --------            --------

       Total Operating Income (Loss)          $(1,408)           $(6,275)           $ (4,870)           $(12,640)
                                              =======            =======            ========            ========

         Revenue in our Electronic Commerce business unit increased by 23%, from $41.3 million for the three months ended December 31, 1998 to $50.7 million for the three months ended December 31, 1999 and increased by 24%, from $79.4 million for the six months ended December 31, 1998 to $98.5 million for the six months ended December 31, 1999. The increase in revenue is due primarily to an increase in subscribers from approximately 2.6 million at December 31, 1998 to approximately 3.0 million at December 31, 1999. While underlying growth in total subscribers approximated 7% and, within that figure underlying Internet based subscribes grew in excess of 20%, the total subscriber based remained consistent from last quarter at approximately 3.0 million. As expected in our discussion last quarter, we had approximately 200,000 subscribers deleted during the quarter ended December 31, 1999 as our financial institution partners removed subscribers using personal financial management software that was not Year 2000 compliant. We have assisted our partners in actively soliciting these subscribers to upgrade to Year 2000 compliant software and to remove non-compliant subscribers from our systems through December 1999. We do not expect these deletions to have a material impact on our expected earnings for the remainder of the year.

         Our processing agreement with Yahoo! allows for a free three month trial period for subscribers who enroll through Yahoo! Because these subscribers are not generating revenue during this free period, we do not count them in our active subscriber base. Early on in the program with Yahoo! we provided bill payment services only and in December 1999, we added electronic billing capability that now allows for a fully electronic round trip billing and payment experience through the Yahoo! offering. Now that the services are complete, we expect an increase in the nature and extent of advertising promotions through the various Yahoo! properties such as Yahoo.com, Yahoo! Calendar and Yahoo! Wallet.

         Additionally, we now have 62 billers in production that presented approximately 38,000 electronic bills in the month ended December 31, 1999. The number of bills we presented electronically has nearly doubled since the month of September 1999 and we expect growth in this area to continue. Our recently announced acquisition of BlueGill Technologies, expected to close in the quarter ended March 31, 2000, will facilitate our efforts to provide quality billing content and by simplifying and accelerating the process of taking bills from paper to electronic, BlueGill will help us speed adoption of electronic billing services available today. When combined with a recently announced transaction based pricing model for our largest customers, it will become more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional indicator. We exited the quarter ended December 31, 1999 processing approximately 14 million transactions per month, an increase of one million per month over that which we processed in September 1999.

         Operating losses in our Electronic Commerce segment increased from $0.8 million for the three months ended December 31, 1998 to $5.1 million for the three months ended December 31, 1999 and from $5.4 million for the six months ended December 31, 1998 to $10.8 million for the six months ended December 31, 1999. As we have explained in previous quarters, we are investing heavily in the following four areas :

o        Marketing and price incentives to spur industry growth;

o        Compressing the time from E-Bill contract execution to live billing;

o Improved infrastructure and programs that improve quality and performance; and

o Extension of payment offerings through leverage of our existing infrastructure.

Additionally, as subscribers sign up for electronic billing and payment offerings through portals and other sponsors that offer free trial periods, we will incur the variable costs associated with processing transactions from these customers with no revenue to offset the costs. These combined factors will continue to place downward pressure on operating margins in this segment for the remainder of the fiscal year.

         Reported revenue in our Software segment declined by 4%, from $9.5 million for the three months ended December 31, 1998 to $9.1 million for the three months ended December 31, 1999 and by 8% from $19.7 million for the six months ended December 31, 1998 to $18.1 million for the six months ended December 31, 1999. The decline in the periods mentioned is partially due to the divestiture of our mortgage and imaging businesses in the prior year. On a pro forma basis, net of the divestitures, revenue declined by 4%, from $9.5 million for the three months ended December 31, 1998 to $9.1 million for the three months ended December 31, 1999 and increased by 1% from $17.9 million for the six months ended December 31, 1998 to $18.1 million for the six months ended December 31, 1999. The revenue results were as expected due to purchasing moratoriums by customers concerned with Year 2000 issues.

         Reported operating income in our Software segment decreased from $3.7 million for the three months ended December 31, 19998 to $2.3 million for the three months ended December 31, 1999 and decreased slightly from $4.9 million for the six months ended December 31, 1998 to $4.8 million for the six months ended December 31, 1999. On a pro forma basis, net of divestitures, operating income decreased from $3.7 million for the three months ended December 31, 1998 to $2.3 million for the three months ended December 31, 1999 and decreased from $6.6 million for the six months ended December 31, 1998 to $4.8 million for the six months ended December 31, 1999. The decrease in operating margins reflects investments in new initiatives such as the recent launch of missingmoney.com, a state-sponsored Internet site we developed with the National Association of Unclaimed Property to enable customers to find and claim money owed to them from non-refunded deposits, unclaimed securities, and other accounts held by states. Additional resources have also been assigned to our new ACH alliance services program that carries a profit margin that is inherently lower than that of our traditional product offerings in this area.

         Reported revenue in our Investment Services segment increased by 50%, from $8.8 million for the three months ended December 31, 1998 to $13.2 million for the three months ended December 31, 1999 and by 47%, from $17.3 million for the six months ended December 31, 1998 to $25.4 million for the six months ended December 31, 1999. This increase is partially due to our acquisition of Mobius Group in March of 1999. On a pro forma basis, adjusting for the impact of the Mobius Group acquisition, revenue increased 27% from $10.4 million for the three months ended December 31, 1998 to $13.2 million for the three months ended December 31, 1999 and by 23%, from $20.7 million for the six months ended December 31, 1998 to $25.4 million for the six months ended December 31, 1999. Growth in pro forma revenue is driven primarily by an increase in portfolios managed from approximately 573,000 at December 31, 1998 to approximately 820,000 at December 31, 1999. A major portion of portfolio growth over the past year has occurred in retail versus institutional accounts that carry a lower unit price. In October 1999 we launched our new M-Plan product from Mobius. Consultants, plan sponsors, investment managers and financial planners use Mobius M-Plan for integrating retirement, capital needs, tax, education and real estate planning needs for their customers.

         Operating income in our Investment Services segment increased from $0.9 million for the three months ended December 31, 1998 to $3.1 million for the three months ended December 31, 1999 and from $2.7 million for the six months ended December 31, 1998 to $5.4 million for the six months ended December 31, 1999. On a pro forma basis, adjusting for the acquisition of Mobius Group, operating income increased from $0.9 million for the three months ended December 31, 1998 to $3.1 million for the three months ended December 31, 1999 and from $2.9 million for the six months ended December 31, 1998 to $5.4 million for the six months ended December 31, 1999. In the quarter ended December 31, 1998 we incurred one time charges of $0.6 million related to real estate transactions in this business unit. Additionally, increases in operating income are due to the marginal profit inherent in the increase in portfolios managed and synergies realized in the integration of Mobius Group into the operations of the business segment.

         The Corporate segment represents charges for legal, human resources, accounting and finance and various other of our unallocated overhead charges. Our Corporate segment incurred an operating loss of $5.2 million, or 9% of total revenue for the three months ended December 31, 1998 versus an operating loss of $6.6 million, or 9% of total revenue for the three months ended December 31, 1999. Our Corporate segment incurred an operating loss of $11.0 million, or 9% of total revenue for the six months ended December 31, 1998 versus an operating loss of $12.0 million, or 8% for the six months ended December 31, 1999. The unallocated portions of our expenses have remained fairly consistent as a percentage of revenue. As subscriber price promotions allowing for free trial periods begin to expire and related customers begin paying for various related electronic billing and bill payment services, we believe our corporate costs will begin to decline as a percentage of revenue as we regain the leverage inherent in our normalized business model.

         The net gain on dispositions of assets of $3.9 million in the six months ended December 31, 1998 is the net result of the gain on the sale of our mortgage business of approximately $6.3 million, offset by the loss on the sale of our imaging business of approximately $2.4 million.

YEAR 2000 UPDATE

         We had a staff of approximately 100 technical associates on sight to review and test our internal and third party systems through the evening of December 31, 1999 and into January 1, 2000. We had no significant internal systems issues arise as a result of crossing into the Year 2000, and interfaces with customers and suppliers have caused no adverse impact. While we continue to monitor our systems for any related issues that may arise, additional costs in this regard are anticipated only to the extent necessary to complete final documentation of the testing activities that we performed and for activities necessary to wind down the project team assigned to Year 2000 at CheckFree.

         Costs to Address Our Year 2000 Issues. Although the development of Genesis has taken into account relevant Year 2000 issues, the planned conversion was not accelerated due to year 2000 issues and Year 2000 related costs in the development of the Genesis Platform are therefore not included in our costs below. The following chart reflects our Year 2000 specific costs. The fiscal year 1999 and prior costs were attributed to remediation of legacy systems and applications. The year to date fiscal year 2000 costs include minor remediation and testing and verification activities. The cost to complete include the direct costs of the 100 associates that were on sight on January 1, 2000 and through the weekend to perform final testing as we crossed into the Year 2000, as well as anticipated remaining project documentation and wind down costs.

                                                        YTD
                          FISCAL  FISCAL    FISCAL     FISCAL   COST TO
  BUSINESS SEGMENT         1997    1998      1999       2000   COMPLETE    TOTAL
  ----------------        -----   ------    ------     ------  --------    -----
                                 (IN THOUSANDS)
Electronic Commerce ...     $0     $100     $1,360     $  800     $20     $2,280
Software ..............      -      500        525        171      10      1,206
Investment Services ...      -      375        937        110      25      1,447
Corporate .............      -      --         270         81      --        351
                            --     ----     ------     ------     ---     ------
   Total ..............     $0     $975     $3,092     $1,162     $55     $5,284
                            ==     ====     ======     ======     ===     ======

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had cash, cash equivalents and investments (short and long term) on hand totaling $201.5 million. Our balance sheet reflects working capital of $159.7 million and our current ratio stands at 3.1.

         There have been a number of significant transactions that have taken place during the quarter ended December 31, 1999 to improve our liquidity and capital resources. The following chart, which summarized our Consolidated Statement of Cash Flows for the six months ended December 31, 1999, highlights these changes.

                                             THREE MONTHS        THREE MONTHS        SIX MONTHS
                                                ENDED               ENDED               ENDED
                                             SEPTEMBER 30,       DECEMBER 31,        DECEMBER 31,
                                                 1999                1999               1999
                                             -------------       ------------        ------------
                                                               (IN THOUSANDS)
Net cash provided by (used in):

   Operating activities .............          $  2,651           $ 10,647            $ 13,298

   Investing activities .............           (10,528)           (51,571)            (62,099)

   Financing activities .............             1,870            187,264             189,134
                                               --------           --------            --------

Net increase (decrease) in cash and
    cash equivalents ................          $ (6,007)          $146,340            $140,333
                                               ========           ========            ========

         Net cash provided by financing activities reflects the most significant positive impact on cash flow in the quarter ended December 31, 1999. On November 29, 1999, we issued $172.5 million of 6.5% convertible subordinated notes that provided $166.9 million of proceeds, net of underwriting and other direct issuance costs. During the quarter, we also received $19.2 million from the direct sale of 250,000 shares of stock to a strategic partner and the issuance of 300,000 shares upon exercise of vested warrants from other partners. This amount of $19.2 million included an overpayment of $3.2 million due to a duplicate submission of cash proceeds by one of the partners on the last day of the quarter which was returned on the first day of the subsequent quarter. Additionally, we received $1.3 million from the exercise of employee stock options and from our employee stock purchase plan and we spent $0.2 million on principal payments for capital leases.

         We invested approximately $39.6 million of the proceeds above in the purchase of investments designated as held to maturity, $10.7 in capital expenditures and $1.3 million in the capitalization of software development costs, resulting in net cash used in investing activities of $51.6 million.

         Net cash provided by operation of $10.6 million reflects a significant improvement over the $2.7 million provided by operations in the previous quarter. This improvement is driven by an improvement of $11.1 million in accounts receivable, which was primarily the result of timing of payments by our customers from quarter to quarter.

         We had previously extended our $20 million working capital line of credit through December 30, 1999 as we negotiated an expansion of this facility. The original line has expired and we have negotiated a new $30 million working capital line of credit. Additionally, we had been negotiating a significant lease line of credit, but we have suspended negotiations in this regard.

         The net result of the activities in the quarter ended December is a significant improvement in our liquidity and capital resources. We believe that existing cash, cash equivalents, investments and available financing alternatives will be sufficient to meet our presently anticipated capital requirements for the foreseeable future.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, and Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" in the Annual Report on Form 10-K for the year ended June 30, 1999 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On November 29, 1999, we issued $172.5 million of 6.5% convertible subordinated notes due on December 1, 2006 in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Hambrecht & Quist LLC (as the initial purchasers) and were subsequently sold by the initial purchasers in private transactions exempt from the registration requirements of the Securities Act to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act). We will pay interest on the notes on June 1 and December 1, of each year, commencing June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of our common stock per note and we may redeem the notes at any time on or after December 1, 2002. On January 14, 2000, we filed a shelf registration statement to register the underlying shares, which we subsequently amended on January 26, 2000. We are using our reasonable best efforts to cause the shelf registration statement to be declared effective by March 28, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on Thursday, November 4, 1999 for the following purposes:

         (1) To elect two Class I Directors of the Company to serve for a three-year term expiring at the 2002 Annual Meeting of Stockholders.

         Management's proposal as presented in the proxy statement was approved with the following vote:

         Proposal 1:       The election of two Class I Directors of the Company,
                           to serve until the 2002 Annual Meeting of Stockholders or until his successor is elected and qualified:

                                                              NUMBER OF SHARES VOTED
                                           ------------------------------------------------------------
                                                                    WITHHOLD
                                               FOR                  AUTHORITY                 TOTAL
                                           ----------               ----------              -----------
         William P. Boardman               43,023,146               3,076,626               49,099,772
         George R. Manser                  43,018,854               3,080,918               49,099,772

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

             EXHIBIT NUMBER                 EXHIBIT DESCRIPTION
             --------------                 -------------------

                  4(a) Form of Guarantee (Reference is made to Exhibit 4(c) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

                  4(b) Indenture, by and between the Company and Fifth Third Bank as Trustee, for the 6.5% Convertible Subordinated Notes due 2006, dated as of November 29, 1999, including the form of the 6.5% Note (Reference is made to Exhibit 4(d) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

                  4(c) First Supplemental Indenture by and between the Company and Fifth Third Bank as Trustee, for the 6.5% Convertible Subordinated Notes due 2006, dated as of November 29, 1999 (Reference is made to Exhibit 4(f) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

                  4(e) Form of the Global Note (Reference is made to Exhibit 4(g) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

                  4(f) Registration Rights Agreement, dated as of November 29, 1999, among the Company, CheckFree Corporation, CheckFree Investment Corporation, CheckFree Management Corporation, CheckFree Investment Services, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., and Hambrecht & Quist LLC (Reference is made to Exhibit 4(h) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

                  27*      Financial Data Schedule.

----------
*        Filed with this report.

         (b)      REPORTS ON FORM 8-K.

         We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999:

                  (i) A current report on Form 8-K, dated November 29, 1999, was filed with the Securities and Exchange Commission on December 2, 1999 (Item 5).

                  (ii) A current report on Form 8-K, dated December 20, 1999, was filed with the Securities and Exchange Commission on December 23, 1999 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHECKFREE HOLDINGS CORPORATION



Date:  February 10, 2000         By: /s/ Allen L. Shulman
                                     -------------------------------------------
                                     Allen L. Shulman, Executive Vice President,
                                     Chief Financial Officer, and General
                                     Counsel*
                                     (Principal Financial Officer)




Date:  February 10, 2000         By: /s/ Gary A. Luoma, Jr.
                                     -------------------------------------------
                                     Gary A. Luoma, Jr., Vice President, Chief
                                     Accounting Officer, and Assistant Secretary
                                     (Principal Accounting Officer)


* In his capacity as Executive Vice President Chief Financial Officer and General Counsel, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                         CHECKFREE HOLDINGS CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                DECEMBER 31, 1999

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------

         4(a) Form of Guarantee (Reference is made to Exhibit 4(c) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

         4(b) Indenture, by and between the Company and Fifth Third Bank as Trustee, for the 6.5% Convertible Subordinated Notes due 2006, dated as of November 29, 1999, including the form of the 6.5% Note (Reference is made to Exhibit 4(d) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

         4(c) First Supplemental Indenture by and between the Company and Fifth Third Bank as Trustee, for the 6.5% Convertible Subordinated Notes due 2006, dated as of November 29, 1999 (Reference is made to Exhibit 4(f) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

         4(e) Form of the Global Note (Reference is made to Exhibit 4(g) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

         4(f) Registration Rights Agreement, dated as of November 29, 1999, among the Company, CheckFree Corporation, CheckFree Investment Corporation, CheckFree Management Corporation, CheckFree Investment Services, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., and Hambrecht & Quist LLC (Reference is made to Exhibit 4(h) to the Registration Statement on Form S-3, as amended (Registration No. 333-94757), and incorporated herein by reference.)

         27*      Financial Data Schedule.

----------
*        Filed with this report.