Form 10-Q
period 2000-03-31
CHECKFREE HOLDINGS CORP \GA\
filed 2000-05-15
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from                        to
                               ----------------------   -----------------------

                         Commission file number: 0-26802

                         CHECKFREE HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            58-2360335
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              4411 EAST JONES BRIDGE ROAD, NORCROSS, GEORGIA 30092 (Address of principal executive offices, including zip code)

                                 (678) 375-3000
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 57,863,363 shares of Common Stock, $.01 par value, were outstanding at May 11, 2000.

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                          3
                           March 31, 2000 and June 30, 1999

                      Condensed Consolidated Statements of                           4
                           Operations For the Three and Nine Months Ended
                           March 31, 2000 and 1999

                      Condensed Consolidated Statements of                           5
                           Cash Flows For the Three and Nine Months Ended
                           March 31, 2000 and 1999

                      Notes to Interim Condensed Consolidated Unaudited            6-8
                           Financial Statements For the Three and Nine Months
                           Ended March 31, 2000 and 1999

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                        9-19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                               N/A

         Item 2.  Changes in Securities and Use of Proceeds.                       N/A

         Item 3.  Defaults Upon Senior Securities.                                 N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.             N/A

         Item 5.  Other Information.                                               N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                 20

         Signatures.                                                                21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,         MARCH 31,
                                                                                       1999              2000
                                                                                    ---------         ---------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents .............................................        $  12,446         $ 125,043
     Investments ...........................................................           10,266            26,292
     Accounts receivable, net ..............................................           45,660            53,343
     Prepaid expenses and other assets .....................................            7,800            11,716
     Deferred income taxes .................................................            6,513             9,444
                                                                                    ---------         ---------
         Total current assets ..............................................           82,685           225,838

Property and equipment, net ................................................           69,823            84,461
Capitalized software, net ..................................................           20,059            23,006
Intangible assets, net .....................................................           45,875            41,763
Investments ................................................................            1,875            52,869
Deferred income taxes ......................................................           21,920            34,436
Other noncurrent assets ....................................................           10,524            13,760
                                                                                    ---------         ---------
              Total ........................................................        $ 252,761         $ 476,133
                                                                                    =========         =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................        $   9,634         $   6,573
     Accrued liabilities ...................................................           26,971            41,032
     Current portion of long-term obligations ..............................            1,640             6,533
     Deferred revenue ......................................................           20,195            29,638
                                                                                    ---------         ---------
         Total current liabilities .........................................           58,440            83,776

Accrued rent and other .....................................................            3,536             6,653
Convertible subordinated notes .............................................               --           172,500
Obligations under capital leases - less current portion ....................            3,882               820
Commitments and contingencies ..............................................
Stockholders' equity:
     Preferred stock- 15,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding ..................................               --                --
     Common stock- 150,000,000 authorized shares, $.01 par value;
         issued 57,305,659  and 58,661,612 shares, respectively;
         outstanding 51,756,278 and 53,112,231 shares, respectively.........              518               531
     Additional paid-in-capital ............................................          480,385           517,912
     Other .................................................................               --              (281)
     Accumulated deficit ...................................................         (294,000)         (305,778)
                                                                                    ---------         ---------
         Total stockholders' equity ........................................          186,903           212,384
                                                                                    ---------         ---------
              Total ........................................................        $ 252,761         $ 476,133
                                                                                    =========         =========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 MARCH 31,                           MARCH 31,
                                                         -----------------------            ------------------------
                                                           1999           2000                 1999          2000
                                                         --------       --------            ---------      ---------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
     Processing and servicing ................           $ 51,893       $ 68,499            $ 145,468      $ 189,430

     License fees ............................              3,593          4,098               10,005         10,295

     Maintenance fees ........................              4,112          4,615               13,314         13,571

     Other ...................................              3,362          2,494               10,592          8,399
                                                         --------       --------            ---------      ---------
                    Total revenues ...........             62,960         79,706              179,379        221,695


Expenses:
     Cost of processing, servicing
       and support............................             36,115         46,785              107,572        133,684

     Research and development ................              4,382          9,166               16,539         24,276

     Sales and marketing .....................              6,713         10,945               21,945         29,522

     General and administrative ..............              7,198          9,550               21,556         28,837

     Depreciation and amortization ...........              6,002          9,033               18,001         23,789

     In-process research and development .....              2,201             --                2,201             --
                                                         --------       --------            ---------      ---------
                    Total expenses ...........             62,611         85,479              187,814        240,108

     Net gain on dispositions of assets ......                 --             --                3,914             --
                                                         --------       --------            ---------      ---------
Loss from operations .........................                349         (5,773)              (4,521)       (18,413)

Net interest income (expense) ................                479           (226)               1,698            (83)
                                                         --------       --------            ---------      ---------
Loss before income taxes .....................                828         (5,999)              (2,823)       (18,496)

Income tax benefit ...........................              1,136         (2,126)             (12,422)        (6,718)
                                                         --------       --------            ---------      ---------
Net income (loss) ............................           $   (308)      $ (3,873)           $   9,599      $ (11,778)
                                                         ========       ========            =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
     Net income (loss) per common share ......           $  (0.01)      $  (0.07)           $    0.18      $   (0.23)
                                                         ========       ========            =========      =========
     Equivalent number of shares .............             51,218         52,716               52,696         52,246
                                                         ========       ========            =========      =========
DILUTED EARNINGS (LOSS) PER SHARE:
     Net income (loss) per common share ......           $  (0.01)      $  (0.07)           $    0.17      $   (0.23)
                                                         ========       ========            =========      =========
     Equivalent number of shares .............             51,218         52,716               56,117         52,246
                                                         ========       ========            =========      =========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -----------------------------
                                                                                     1999                 2000
                                                                                   --------            ---------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
     Net income (loss) .................................................           $  9,599            $ (11,778)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
     Depreciation and amortization .....................................             18,001               23,789
     Deferred income tax provision .....................................            (10,418)              (6,718)
     Net gain on dispositions of assets ................................             (3,914)                  --
     Write-off of in-process research and development ..................              2,201                   --
     Loss on disposal of property and equipment ........................                202                   --
     Purchases of investments - Trading ................................             (3,061)             (15,202)
     Proceeds from maturities and sales of investments, net - Trading ..             18,169               18,929
     Change in certain assets and liabilities
       (net of acquisitions and dispositions):
         Accounts receivable ...........................................             (6,401)              (7,683)
         Prepaid expenses and other ....................................              1,570                 (605)
         Other noncurrent assets .......................................                 --                 (278)
         Accounts payable ..............................................               (943)              (3,459)
         Accrued liabilities ...........................................             (1,012)              15,168
         Deferred revenue ..............................................              5,257                9,443
         Income tax accounts ...........................................             (4,541)                  (2)
         Accrued rent and other ........................................                 --                  943
                                                                                   --------            ---------
              Net cash provided by operating activities ................             24,709               22,547

Cash flows from investing activities:
     Purchase of property and software .................................            (21,581)             (26,222)
     Proceeds from sale of assets ......................................             11,421                   --
     Purchase of business, net of cash acquired ........................               (125)              (1,157)
     Capitalization of software development costs ......................             (5,111)              (5,379)
     Purchase of investments - held to maturity ........................                 --              (70,747)
     Proceeds from maturities and sales of investments - held to
       maturity ........................................................              1,006                   --
                                                                                   --------            ---------
              Net cash used in investing activities ....................            (14,390)            (103,505)

Cash flows from financing activities:
     Repayment of notes payable ........................................               (752)                  --
     Principal payments under capital lease obligations ................               (822)                (659)
     Proceeds from sale of stock and exercise of warrants ..............                 --               16,093
     Proceeds from issuance of convertible subordinated notes ..........                 --              166,903
     Proceeds from stock options exercised, including related tax
       benefits ........................................................              1,184                9,034
     Proceeds from employee stock purchase plan ........................              1,070                2,184
     Purchase of treasury stock ........................................            (31,335)                  --
                                                                                   --------            ---------
              Net cash provided by (used in) financing activities ......            (30,655)             193,555
                                                                                   --------            ---------
Net increase (decrease) in cash and cash equivalents ...................            (20,336)             112,597

Cash and cash equivalents:
     Beginning of period ...............................................             36,535               12,446
                                                                                   --------            ---------
     End of period .....................................................           $ 16,199            $ 125,043
                                                                                   ========            =========
Supplemental disclosure of cash flow information:
     Interest paid .....................................................           $    491            $     145
                                                                                   ========            =========
     Income taxes paid .................................................           $  2,392            $      56
                                                                                   ========            =========
     Capital lease additions and purchase of other long-term assets ....           $  1,583            $   4,964
                                                                                   ========            =========
     Stock funding of 401(k) match .....................................           $  1,932            $   1,059
                                                                                   ========            =========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 2000

1.       INTRODUCTION.

         The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the nine months ended March 31, 1999 and 2000 are not necessarily indicative of the results for the full year.

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

2.       EARNINGS PER SHARE.

         The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                          FOR THE NINE MONTHS ENDED
                           ---------------------------------------------------------------------------------------------
                                          MARCH 31, 1999                                    MARCH 31, 2000
                           -------------------------------------------    ----------------------------------------------
                             INCOME           SHARES         PER-SHARE       INCOME             SHARES         PER-SHARE
                           (NUMERATOR)     (DENOMINATOR)      AMOUNT      (NUMERATOR)        (DENOMINATOR)      AMOUNT
                           -----------     -------------     ---------    -----------        -------------     ---------
Basic EPS ................   $9,599           52,696           $0.18        $(11,778)           52,246           $(0.23)
                                                               =====                            ======           ======
Effect of dilutive
securities:
  Options and warrants.....      --            3,421                              --              --
                             ------           ------                        --------            ------
Diluted EPS ...............  $9,599           56,117           $0.17        $(11,778)           52,246           $(0.23)
                             ======           ======           =====        ========            ======           ======


                                                          FOR THE THREE MONTHS ENDED
                           ---------------------------------------------------------------------------------------------
                                          MARCH 31, 1999                                    MARCH 31, 2000
                           -------------------------------------------    ----------------------------------------------
                             INCOME           SHARES         PER-SHARE       INCOME             SHARES         PER-SHARE
                           (NUMERATOR)     (DENOMINATOR)      AMOUNT      (NUMERATOR)        (DENOMINATOR)      AMOUNT
                           -----------     -------------     ---------    -----------        -------------     ---------
Basic EPS .................  $(308)            51,218           $(0.01)     $(3,873)             52,716          $(0.07)
                                                                ======                                           ======
Effect of dilutive
securities:
  Options and warrants.....     --                 --                            --                  --
                             -----             ------                       -------              ------
Diluted EPS ...............  $(308)            51,218           $(0.01)     $(3,873)             52,716          $(0.07)
                             =====             ======           ======      =======              ======          ======

         Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to shareholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. During the quarter ended December 31, 1999, the Company issued convertible subordinated notes. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires that interest charges applicable to the convertible debt be added back to income in computing diluted earnings per share, except in loss periods when such an adjustment would be anti-dilutive. The number of anti-dilutive interest charges and equivalent shares excluded from the per share calculations were as follows (in thousands):

                                               MARCH 31, 1999                         MARCH 31, 2000
                                    -------------------------------------    ---------------------------------
                                        INCOME              SHARES             INCOME               SHARES
                                      (NUMERATOR)        (DENOMINATOR)       (NUMERATOR)         (DENOMINATOR)
                                    ----------------    -----------------    -------------       -------------
       Nine Month Period Ended            $--                 4,652             $1,499               6,251
                                          ===                 =====             ======               =====
       Three Month Period Ended           $--                 3,421             $1,100               8,034
                                          ===                 =====             ======               =====

3.       ACQUISITIONS AND DIVESTITURES.

         On December 20, 1999, the Company entered into a definitive agreement to purchase BlueGill Technologies, Inc. in exchange for 5.0 million shares of the Company's common stock. The acquisition, which closed on April 28, 2000, will be accounted for under the purchase method of accounting. The final allocation of the purchase price, which is not yet completed, is expected to include a charge for in-process research and development, currently estimated at approximately $11.9 million. BlueGill provides software that facilitates Web based electronic billing and bill payment.

         On February 15, 2000, the Company entered into a definitive agreement to purchase MSFDC L.L.C (TransPoint) in exchange for 17 million shares of the Company's common stock. TransPoint is a joint venture between Microsoft, First Data Corporation and Citibank. The acquisition, which is expected to close within four to six months, will be accounted for under the purchase method of accounting and is expected to include a charge for in process research and development. As part of the agreement, the selling parties will fund the joint venture with $100 million of cash immediately prior to closing. Additionally, a related commercial agreement with Microsoft provides for a revenue guarantee of $120 million over the next five years and a related marketing agreement with First Data Corporation provides for a revenue and/or expense savings guarantee of $60 million over the next five years. TransPoint provides electronic billing and payment processing services.

         In March 1999, the Company acquired Mobius Group and accounted for the acquisition under the purchase method of accounting. In accounting for the acquisition, management identified estimated useful lives for the intangible assets acquired. In conjunction with a periodic review of the reasonableness of assigned useful lives, management has decided to reduce the remaining lives on several of the intangible assets, and for accounting purposes has treated this as a change in accounting estimate. This change in estimate, which was effective January 1, 2000, had an immaterial impact on earnings for the quarter.

4.       STRATEGIC AGREEMENTS.

         On April 27, 2000, the Company announced a 10-year strategic agreement with Bank of America ("BofA"), whereby the Company will acquire the electronic billing and payment assets of BofA and will provide electronic billling and payment services to BofA's customer base in exchange for 10 million shares of the Company's common stock. The agreement provides for a revenue guarantee of $500 million to the Company over the next 10 years. BofA has the ability to earn warrants on up to 10 million additional shares, eight million of which vest incrementally upon achievement of specific levels of subscriber adoption of electronic billing and payment services and separately, the other two million vest upon achievement of specific levels of electronic bills presented to those subscribers. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $32.50 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time. Additionally, the agreement requires the Company to invest $25 million into a joint marketing development fund designed to accelerate adoption of electronic billing and payment services through BofA's customer base.

5.       COMMON STOCK AND WARRANTS.

         The Company has issued stock for various employee benefit programs during the current fiscal year. In the quarter ended September 30, 1999, the Company issued 36,226 shares of common stock to fund its 401(k) match, the cost of which was accrued during the year ended June 30, 1999. In the quarter ended September 30, 1999, the Company issued 46,819 shares of common stock and, in the quarter ended March 31, 2000, the Company issued 52,191 shares of common stock in conjunction with the employee stock purchase plan, which was funded through employee payroll deductions accumulated in the immediately preceding six-month period. In the quarter ended September 30, 1999, the Company issued 13,000 shares of restricted stock to certain key employees. Shares issued were recorded at their fair market value on the date of the grant with a corresponding charge to stockholders' equity.

The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting periods. Sale of these shares is restricted prior to the date of vesting.

         In October 1999, the Company announced an agreement with one of its customers. Under the terms of the agreement, the customer has purchased 250,000 shares of the Company's stock, has been issued warrants on one million shares, and has the ability to earn warrants on up to two million additional shares. All warrants are exercisable on September 15, 2002 contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $39.25 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time.

         During the quarter ended December 31, 1999, the Company received notification of and payment for the exercise of warrants for 300,000 shares of the Company's common stock at an exercise price of $20.9375. Although cash was received for the exercise of all 300,000 shares, 150,000 shares were not issued until January 2000. As a result, $3.1 million of cash received was recorded as an accrued liability in the Company's December 31, 1999 Condensed Consolidated Balance Sheets and subsequently reclassified to equity upon issuance of the shares.

6.       CONVERTIBLE SUBORDINATED NOTES.

         On November 29, 1999, the Company issued $172.5 million of 6 1/2% convertible subordinated notes that are due on December 1, 2006. The Company will pay interest on the notes on June 1 and December 1, of each year, commencing June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of common stock per note and the Company may redeem the notes at any time on or after December 1, 2002. On January 14, 2000, the Company filed a shelf registration statement to register the underlying shares. The Company was unable to cause the shelf registration statement to be declared effective by March 28, 2000 and as a result, will incur penalty interest of an additional 1/2% until which time the registration statement is declared effective.

7.       CREDIT FACILITY.

         On October 25, 1999, the Company executed an amendment to its working capital line-of-credit agreement. The amendment extended the term of the line through December 31, 1999, and changed certain financial covenants contained in the agreement. In January 2000, the Company completed a new line-of-credit agreement, which matures on December 30, 2002. The new agreement, which carries an interest rate of LIBOR plus 200 basis points or Prime, enables the Company to borrow up to $30 million and contains certain financial and operating covenants. As of March 31, 2000, no amounts are outstanding.

8.       RECENT ACCOUNTING PRONOUNCEMENTS.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for the Company's first quarter of fiscal 2001. The Company's current investment policy does not allow for the use of hedging instruments. In anticipation of the adoption of SFAS 133, the Company is currently reviewing all outstanding contracts for evidence of embedded derivatives. Based on the procedures undertaken through this point, management does not believe that adoption of SFAS 133 will have a material impact on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are the leading provider of electronic billing and payment services. We operate our business through three independent but inter-related divisions:

         o        Electronic Commerce;

         o        Investment Services; and

         o        Software.

         Our Electronic Commerce business provides services that allow consumers to:

         o        receive electronic bills through the Internet;

         o        pay any bill - electronic or paper - to anyone; and

         o perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliation's.

         We currently provide electronic billing and payment services for approximately 3.3 million consumers. Our services are available through over 350 sources, including:

         o        23 of the 25 largest banks in the United States;

         o        8 of the top 10 brokerage firms in the Unites States;

         o        Internet portals;

         o        Internet-based banks;

         o        Internet financial sites such as Quicken.com; and

         o Personal financial management software such as Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that enable us to remit in excess of 50% of all of our bill payments electronically. During the three-month period ended March 31, 2000, we processed an average of nearly 15 million transactions per month and for the year ended June 30, 1999, we processed more than 125 million transactions.

         In March 1997, we introduced electronic billing - "E-Bill" - which enables merchants to deliver billing information as well as marketing materials to their customers electronically over the Internet. Through March 2000, we have placed 76 billers into production and are now delivering in excess of 62,000 electronic bills monthly through E-Bill. We derive revenue from our billers on a per bill presented basis.

         Currently, when a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors.

         If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically. Otherwise, the remittance will be sent to the merchant by a paper check or draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with a customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number is printed on the face of the check. In addition, our processing system provides the ability to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed to 56% by March 2000.

         Our traditional financial institution pricing structure was based primarily on subscriber fees, which grew roughly proportionally to the number of subscribers added, regardless of activity. During fiscal 2000, we announced a new pricing structure available to our largest financial institution customers. The new pricing program includes a fee per transaction processed, a small per subscriber fee and a fixed monthly fee to cover our infrastructure costs. Both programs provide for monthly minimum fees. Until we see significant increases in the number of electronic billing and payment customers enrolling through financial institutions, we do not anticipate that this pricing change will have a significant impact on our revenues. Once the subscriber growth rates begin to accelerate and financial institutions adopt the new pricing program, revenue growth will become more dependent upon customer usage of our services. As of March 31, 2000, only two financial institutions had adopted the new pricing program.

         We are also a leading provider of institutional portfolio management and information services and financial application software. Our Investment Services business offers portfolio accounting and performance measurement services to investment advisors, brokerage firms, banks and insurance companies and financial planning application software to financial planners.

         Our portfolio management systems solution includes:

         o        data conversion;

         o        personnel training;

         o        trading system;

         o        graphical client reporting;

         o        performance measurement;

         o        technical network support and interface setup; and

         o        Depository Trust Corporation processing.

         Our financial planning software applications include:

         o        retirement and estate planning modules;

         o        cash flow, tax and education planning modules;

         o        an asset allocation module; and

         o        an investment manager performance database system.


         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         o        Electronic Funds Transfer.

                  Through our Paperless Entry Processing System Plus software, we offer an online, real-time system providing an operational interface for originating and receiving payments through the automated clearinghouse. The automated clearinghouse is a nationwide electronic clearing and settlement system that processes electronically originated credit and debit transactions among participating depository institutions. These electronic transactions are substitutes for paper checks and are typically used for recurring payments like direct deposit payroll payments and corporate payments to contractors and vendors, debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills, and business to business payments. You may obtain additional information on the automated clearinghouse at the Federal Reserve Commission's website at http://www.federalreserve.gov. We do not maintain a direct connection with the automated clearinghouse, but rather, clear our transactions through KeyBank, N.A., under the terms of an automated clearinghouse agreement.

         o        Reconciliation

                  Through our RECON-PLUS software, we provide United States banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. Some of the services provided by ReconPlus are automated deposit verification, consolidated bank account reconciliation and cash mobilization, immediate and accurate funds availability data and improved cash control.

         o        Other

                  We also provide software solutions such as regulatory compliance software for Form 1099 processing, safe box accounting and other applications.

         During the fiscal year ended June 30, 1999, Electronic Commerce accounted for 68% of our revenues and Investment Services and Software each accounted for 16% of our revenues.

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997, Mobius Group, Inc. in March 1999, and BlueGill Technologies, Inc. in April 2000. On February 15, 2000 we announced the planned acquisition of MSFDC, L.L.C (TransPoint), and expect this transaction to close in the quarter ended September 30, 2000.

         During fiscal 1998, we made the decision to sell some of our software businesses that did not directly promote our strategic direction. These divestitures included the sale of our recovery management business in August 1997, our item processing business in March 1998, our wire and electronic banking businesses in April 1998, our leasing business in July 1998, our mortgage business in September 1998 and our imaging business in October 1998. While we have no pending agreements to dispose of our remaining software businesses, we do receiver offers for them from time to time.

RESULTS OF OPERATIONS

         The following table sets forth percentages of revenue represented by consolidated statements of operations data:

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                MARCH 31,                          MARCH 31,
                                                         1999              2000              1999              2000
                                                        -----             -----             -----             -----
Total Revenues: ............................            100.0%            100.0%            100.0%            100.0%

Expenses:
   Cost of processing, servicing and support             57.4              58.7              60.0              60.3
   Research and development ................              7.0              11.5               9.2              11.0
   Sales and marketing .....................             10.7              13.7              12.2              13.3
   General and administrative ..............             11.4              12.0              12.0              13.0
   Depreciation and amortization ...........              9.5              11.3              10.0              10.7
   In process research and development .....              3.5                --               1.2                --
                                                        -----             -----             -----             -----
          Total expenses ...................             99.5             107.2             104.7             108.3
Net gain on dispositions of assets .........               --                --               2.2                --
                                                        -----             -----             -----             -----
Income (loss) from operations ..............              0.5              (7.2)             (2.5)             (8.3)
Interest:
   Income ..................................              1.0               3.8               1.2               2.0
   Expense .................................             (0.2)             (4.1)             (0.3)             (2.0)
                                                        -----             -----             -----             -----
Loss before income taxes ...................              1.3              (7.5)             (1.6)             (8.3)
Income tax benefit .........................              1.8              (2.7)             (6.9)             (3.0)
                                                        -----             -----             -----             -----

Net income (loss) ..........................             (0.5)%            (4.8)%             5.3%             (5.3)%
                                                        =====             =====             =====             =====

         Revenues. Reported revenue increased 27%, from $63.0 million for the three months ended March 31, 1999 to $79.7 million for the three months ended March 31, 2000, and 24%, from $179.4 million for the nine months ended March 31, 1999 to $221.7 million for the nine months ended March 31, 2000. On a pro forma basis, net of the divestitures of our mortgage business in September 1998 and our imaging business in October 1998 and adjusting for the acquisition of Mobius Group in March 1999, revenue increased 24%, from $64.2 million for the three months ended March 31, 1999 to $79.7 million for the three months ended March 31, 2000, and 22% from $182.1 million for the nine months ended March 31, 1999 to $221.7 million for the nine months ended March 31, 2000. The increase in quarterly pro forma revenue of 24% was driven by increases of 28% in our Electronic Commerce segment, 29% in our Investment Services segment and 2% in our Software segment. The increase in year to date pro forma revenue of 22% was driven by increases of 25% in our Electronic Commerce segment, 25% in our Investment Services segment and 1% in our Software segment. Quarterly and year to date growth in Electronic Commerce revenue is driven primarily by an increase in subscribers from approximately 2.8 million at March 31, 1999 to approximately
3.3 million at March 31, 2000. As mentioned in previous reports, the 3.3 million figure is net of approximately 0.4 million subscribers utilizing old legacy or non Year 2000 compliant front ends that were purged by financial institutions during the six months ended December 31, 2000. Pro forma quarterly and year to date growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 630,000 at March 31, 1999 to approximately 900,000 at March 31, 2000. In spite of dampened demand caused by customer focus on Year 2000 projects early in the fiscal year, the Software segment has achieved growth, both quarterly and year to date, on a pro forma basis.

         Reported processing and servicing revenue increased by 32%, from $51.9 million for the three months ended March 31, 1999 to $68.5 million for the three months ended March 31, 2000, and 30%, from $145.5 million for the nine months ended March 31, 1999 to $189.4 million for the nine months ended March 31, 2000. On a pro forma basis, adjusting for the acquisition of Mobius Group in March 1999, processing and servicing revenue increased by 29%, from $53.1 million for the three months ended March 31, 1999 to $68.5 million for the three months ended March 31, 2000, and 26%, from $149.8 million for the nine months ended March 31, 1999 to $189.4 million for the nine months ended March 31, 2000. Quarter over quarter and year over year pro forma growth in processing and servicing revenue is primarily the result of the previously mentioned growth in subscribers in our Electronic Commerce segment and portfolios managed in our Investment Services segment. Our processing agreements with Internet portals such as Yahoo!, allow for a free three month trial period for subscribers who enroll through the portal. Because these subscribers are not generating revenue during this free period, we do not count them in our active subscriber base. Additionally, we now have 76 billers in production that presented approximately 62,000 electronic bills in the month ended March 31, 2000. The number of bills we presented electronically has increased by 63% since the month ended December 31, 1999 and is up from 10,000 at March 31, 1999. We expect growth in this area to continue as we bring additional billers into live production. When combined with a recently announced transaction based pricing model available for our largest customers, it will become more difficult to correlate revenue solely to the number of our subscribers, with transactions processed becoming an additional indicator. We exited the quarter ended March 31, 2000 processing more than 15 million transactions on a monthly basis, compared to approximately 12 million as of June 30, 1999 and 11 million as of March 31, 1999.

         Reported license fee revenue increased by 14%, from $3.6 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000, and 3%, from $10.0 million for the nine months ended March 31, 1999 to $10.3 million for the nine months ended March 31, 2000. On a pro forma basis, adjusting for the impact of divested software businesses, license revenue increased by 14%, from $3.6 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000, and 6%, from $9.7 million for the nine months ended March 31, 1999 to $10.3 million for the nine months ended March 31, 2000. Pro forma increases in license revenue on a quarter over quarter and year over year basis are an early indication that customers have completed their internal Year 2000 related projects and are beginning to invest in additional software packages again. Increases in license fees have come primarily through growth in sales in our automated clearinghouse processing software.

         Reported maintenance fee revenue increased by 12%, from $4.1 million for the three months ended March 31, 1999 to $4.6 million for the three months ended March 31, 2000, and 2%, from $13.3 million for the nine months ended March 31, 1999 to $13.6 million for the nine months ended March 31, 2000. On a pro forma basis, adjusting for the impact of divested software businesses, maintenance revenue increased by 12%, from $4.1 million for the three months ended March 31, 1999 to $4.6 million for the three months ended March 31, 2000, and 10%, from $12.4 million for the nine months ended March 31, 1999 to $13.6 million for the nine months ended March 31, 2000. This increase is due to new maintenance paying customers added late in fiscal 1999 and early in fiscal 2000 as well as moderate price increases year over year, which is offset by maintenance retention rates in the upper 80% range for the core maintenance base in the Software segment.

         Reported other revenue, consisting mostly of consulting fees, decreased by 26%, from $3.4 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000 and by 21%, from $10.6 million for the nine months ended March 31, 1999 to $8.4 million for the nine months ended March 31, 2000. On a pro forma basis, adjusting for the impact of divested software businesses and the acquisition of Mobius Group, other revenue decreased by 26%, from $3.4 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000, and 17%, from $10.1 million for the nine months ended March 31, 1999 to $8.4 million for the nine months ended March 31, 2000. The decrease in pro forma other revenue is due primarily to the decline in software implementations and other software consulting engagements resulting from customer software implementation freezes earlier in the year in preparation for and follow up from the Year 2000.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $36.1 million or 57.4% of total revenue for the three months ended March 31, 1999 and $46.8 million or 58.7% of total revenue for the three months ended March 31, 2000. Cost of processing, servicing and support was $107.6 million or 60.0% of total revenue for the nine months ended March 31, 1999 and $133.7 million or 60.3% of total revenue for the nine months ended March 31, 2000. Cost of processing, servicing and support as a percentage of servicing only revenue (all revenue except license) was 60.8% for the three months ended March 31, 1999 and 61.9% for the three months ended March 31, 2000 and was 63.5% for the nine months ended March 31, 1999 and 63.2% for the nine months ended March 31, 2000. We have seen deterioration in this ratio on a comparative basis, both quarter over quarter and year over year. From an efficiency perspective, our ratio of electronic payments to total payments has improved from approximately 45% at March 31, 1999 to approximately 56% at March 31, 2000. Electronic payments carry a significantly lower variable cost per unit than paper based payments. Additionally, we have seen improvements from the leverage inherent in converting two-thirds of our subscribers from two legacy systems to our Genesis processing system. These improvement, however, continue to be offset by E-Bill implementation costs as we continue to move an increasing number of billers into live production and by transaction costs generated by portal subscribers operating within their free trial period. Additionally, we have invested in quality improvement and infrastructure improvement initiatives to prepare for future growth during this fiscal year.

         Research and Development. Our research and development costs were $4.4 million or 7.0% of total revenue for the three months ended March 31, 1999 and $9.2 million or 11.5% of total revenue for the three months ended March 31, 2000. Research and development costs were $16.5 million or 9.2% of total revenue for the nine months ended March 31, 1999 and $24.3 million or 11.0% of total revenue for the nine months ended March 31, 2000. Adjusted for capitalized development costs of $2.3 million for the three months ended March 31, 1999, $2.0 million for the three months ended March 31, 2000, $5.1 million for the nine months ended March 31, 1999 and $5.3 million for the nine months ended March 31, 2000, our gross research and development costs were $6.7 million or 10.6% of total revenue for the three months ended March 31, 1999 and $11.2 million or 14.0% of total revenue for the three months ended March 31, 2000 and were $21.6 million or 12.0% of total revenue for the nine months ended March 31, 1999 and $29.6 million or 13.4% of total revenue for the nine months ended March 31, 2000. We continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities.

         Sales and Marketing. Sales and marketing costs were $6.7 million or 10.7% of total revenue for the three months ended March 31, 1999 and $10.9 million or 13.7% of total revenue for the three months ended March 31, 2000. Sales and marketing costs were $21.9 million or 12.2% of total revenue for the nine months ended March 31, 1999 and $29.5 million or 13.3% of total revenue for the nine months ended March 31, 2000. We have increased our sales staff to sign additional billers in support of our electronic billing product offerings and have increased program management staff in support of new non-subscriber based products designed to leverage our existing electronic payment infrastructure. We expect to incur increased promotional expenses in support of electronic billing and payment offerings through financial institutions and Internet portals in an effort to accelerate the growth of subscribers in our Electronic Commerce segment.

         General and Administrative. General and administrative expenses were $7.2 million or 11.4% of total revenue for the three months ended March 31, 1999 and $9.6 million or 12.0% of total revenue for the three months ended March 31, 2000. General and administrative expenses were $21.6 million or 12.0% of total revenue for the nine months ended March 31, 1999 and $28.8 million or 13.0% of total revenue for the nine months ended March 31, 2000. The increase in general and administrative expenses is due principally to an increase in facilities costs resulting from upgraded facilities in Dublin, Ohio and Jersey City, New Jersey and a new facility in Phoenix, Arizona; administrative staff required to manage growth in all areas of the company; and our allowance for estimated doubtful accounts consistent with realized revenue growth.

         Depreciation and Amortization. Depreciation and amortization costs increased from $6.0 million for the three months ended March 31, 1999 to $9.0 million for the three months ended March 31, 2000 and from $18.0 million for the nine months ended March 31, 1999 to $23.8 million for the nine months ended March 31, 2000. The increase in depreciation and amortization is due primarily to amortization of intangible assets resulting from the acquisition of Mobius Group in March of 1999 and increased depreciation resulting from capital spending in support of growth and quality improvement initiatives. With the acquisition of BlueGill Technologies, Inc. in April 2000 and the expected acquisition of TransPoint L.L.C in the summer of 2000, we expect significant increases in depreciation and amortization from the resulting increase in intangible assets from these acquisitions.

         Net Gain on Dispositions of Assets. The net gain on dispositions of assets of $3.9 million in the nine months ended March 31, 1999 is the net result of the gain on the sale of our mortgage business of approximately $6.3 million offset by the loss on the sale of our imaging business of approximately $2.4 million.

         Interest. Interest income has increased from $0.6 million for the three months ended March 31, 1999 to $3.1 million for the three months ended March 31, 2000 and from $2.2 million from the nine months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. On a quarter over quarter basis, our average invested assets have increased from $38.9 million at March 31, 1999 to $202.8 million at March 31, 2000 and on a year over year basis, our average invested assets have increased from $59.0 million at March 31, 1999 to $114.4 million at March 31, 2000. The increase in both periods is primarily the result of the receipt of $167.3 million in net proceeds from the issuance of our 6 1/2% convertible subordinated notes in November 1999. Interest expense has increased from $0.1 million for the three months ended March 31, 1999 to $3.3 million for the three months ended March 31, 2000 and from $0.5 million for the nine months ended March 31, 1999 to $4.6 million for the nine months ended March 31, 2000. On a quarter over quarter basis, our average outstanding debt has increased from $7.8 million at March 31, 1999 to $179.2 million at March 31, 2000 and on a year over year basis, our average outstanding debt has increased from $7.7 million at March 31, 1999 to $92.7 million at March 31, 2000. The increase in both periods is primarily the result of a significant increase in long term debt resulting from the issuance of $172.5 million of 6 1/2% convertible subordinated debt in November 1999. Please refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition and the Notes to Interim Condensed Consolidated Unaudited Financial Statements included elsewhere in this Form 10-Q for further discussion of the convertible debt.

         Income Taxes. We recorded an income tax expense of $1.1 million at an effective rate of 137% for the three months ended March 31, 1999 as compared to an income tax benefit of $2.1 million at an effective rate of 35% for the three months ended March 31, 2000. We recorded an income tax benefit of $12.4 million (effective rate not meaningful) for the nine months ended March 31, 1999 as compared to an income tax benefit of $6.7 million at an effective rate of 36% for the nine months ended March 31, 2000. In the quarter ended December 31, 1999 we recorded a one-time tax benefit of approximately $12.2 million arising out of our medical benefits management subsidiary. Net of this one-time benefit, the reported effective rates differ from the blended statutory rate of 40% in all periods due to goodwill and other non-deductible expenses, jobs credits and tax exempt interest income.

SEGMENT INFORMATION

         The following table sets forth our operating revenue and operating income by industry segment for the periods noted. Charges identified as in process research and development and net gain on dispositions of assets were separated from the operating results of the segment for a better understanding of the underlying performance of each segment. Explanations of these charges are located above. The following numbers are in thousands:

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             MARCH 31,                               MARCH 31,
                                                  ----------------------------            ------------------------------
                                                    1999                2000                1999                  2000
                                                  --------            --------            ---------            ---------
Operating revenue:

   Electronic Commerce ................           $ 43,530            $ 55,723            $ 122,915            $ 154,207
   Software ...........................              9,768               9,933               29,498               27,993
   Investment Services ................              9,662              14,050               26,966               39,495
                                                  --------            --------            ---------            ---------
       Total operating revenue ........           $ 62,960            $ 79,706            $ 179,379            $ 221,695
                                                  ========            ========            =========            =========

Operating income (loss):

   Electronic Commerce ................           $  1,484            $ (4,380)           $  (3,904)           $ (15,190)
   Software ...........................              3,778               2,987                8,713                7,753
   Investment Services ................              2,452               2,481                5,142                7,928
   Corporate ..........................             (5,164)             (6,861)             (16,185)             (18,904)
   In process research and  development             (2,201)                 --               (2,201)                  --
   Net gain on disposition of assets ..                 --                  --                3,914                   --
                                                  --------            --------            ---------            ---------
       Total operating income (loss) ..           $    349            $ (5,773)           $  (4,521)           $ (18,413)
                                                  ========            ========            =========            =========

         Revenue in our Electronic Commerce segment increased by 28%, from $43.5 million for the three months ended March 31, 1999 to $55.7 million for the three months ended March 31, 2000 and increased by 25%, from $122.9 million for the nine months ended March 31, 1999 to $154.2 million for the nine months ended March 31, 2000. The increase in revenue is due primarily to an increase in subscribers from approximately 2.8 million at March 31, 1999 to approximately
3.3 million at March 31, 2000. During the quarter ended September 30, 1999, a few of our financial institution customers removed approximately 200,000 subscribers from our system that were either utilizing our low fee remittance only processing services through proprietary PC-based front ends or that no longer promoted certain legacy financial manager software. Additionally, in the quarter ended December 31, 1999, we assisted our financial institution customers in removing another 200,000 subscribers who were utilizing personal financial management software that was not Year 2000 compliant. The majority of these combined reductions were on older contracts with lower than average associated monthly fees.

         Our processing agreement with Yahoo! allows for a free three month trial period for subscribers who enroll through Yahoo! During this free period, we do not count them in our active subscriber base. Early in the Yahoo! program we provided bill payment services only, but in December 1999, we added electronic billing capability that now allows for a fully electronic round trip billing experience through the Yahoo! offering. Upon completion of the service, Yahoo! increased the nature and extent of advertising promotions though various Yahoo! properties such as Yahoo.com, Yahoo! Calendar and Yahoo! Wallet in an effort to increase consumer awareness and interest in the program.

         To date, we have signed 121 billers to our E-Bill electronic billing product offering and we now have 76 billers in production that presented over 62,000 electronic bills in the month ended March 31, 2000. The number of bills we presented electronically has increased by 63% since December 1999 and has more than tripled since September 1999. There are currently 23 billers actively engaged in the implementation process and another 22 in the evaluation or discovery stage in the process. We expect this growth in electronic bills presented to continue for the foreseeable future. Our acquisition of BlueGill Technologies, which closed on April 28, 2000, will facilitate our efforts to provide quality billing content, and by simplifying and accelerating the process of taking bills from paper to electronic, these relationships will help us speed adoption of electronic billing services available today. When combined with our new transaction based pricing model available to our largest customers, it will become more difficult to correlate revenue solely to the number of active subscribers, with transactions processed becoming an additional key indicator. We exited the quarter ended March 31, 2000 processing approximately 15 million transactions per month, an increase of 1 million per month over that which we processed in December 1999.

         Our Electronic Commerce segment experienced operating income of $1.5 million for the three months ended March 31, 1999 compared to an operating loss of $4.4 million for the three months ended March 31, 2000 and operating losses increased from $3.9 million for the nine months ended March 31, 1999 to $15.2 million for the nine months ended March 31. 2000. As we have explained in previous quarters, we are currently investing heavily in the following four areas:

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

         We have recently made several strategic announcements that will further enhance the opportunity to facilitate accelerated market adoption of our electronic billing and payment services. On February 15, 2000, we announced plans to acquire TransPoint, a joint venture with Microsoft, First Data Corporation, and Citibank, NA, and we expect this transaction to close in the summer of 2000. With this acquisition we become the preferred provider of electronic billing and payment services to customers of Microsoft offered through their MSN and Money Central offerings and it comes with guaranteed revenue of $120 million over the next five years. Additionally, we received $60 million of guaranteed revenue and/or costs savings opportunities through First Data Corporation in the transaction. On April 5, 2000, we announced a strategic agreement with the U.S. Postal Service whereby we will become the provider of electronic billing and payment services through its Internet portal www.usps.com. Finally, on April 27, 2000, we announced a strategic agreement with Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its 30 million customer base. This 10 year agreement provides annual revenue guarantees of $50 million and the parties have mutually agreed to invest $45 million in combined marketing and promotional funds geared toward accelerating the adoption of our services by Bank of America's customers. While there are no guarantees as to the timing or extent of accelerated adoption of electronic billing and payment services, we believe that upon completion of the aforementioned transactions, we will be better positioned to maintain our market leadership throughout the accelerated growth cycle when it occurs.

         Reported revenue in our Software segment increased by 1%, from $9.8 million for the three months ended March 31, 1999 to $9.9 million for the three months ended March 31, 2000 and declined by 5%, from $29.5 million for the nine months ended March 31, 1999 to $28.0 million for the nine months ended March 31, 2000. On a pro forma basis, net of divestitures of our mortgage and imaging businesses in the prior year, revenue increased by 1%, from $9.8 million for the three months ended March 31, 1999 to $9.9 million in the three months ended March 31, 2000 and by 1%, from $27.7 million for the nine months ended March 31, 1999 to $28.0 million for the nine months ended March 31, 2000. The revenue results were expected given purchasing moratoriums by customers concerned with year 2000 issues through calendar year 1999 and into calendar year 2000. It is our belief that as customers begin investing in third party software again we will experience incremental growth in overall software revenue.

         Reported operating income in our Software segment decreased from $3.8 million for the three months ended March 31, 1999 to $3.0 million for the three months ended March 31, 2000 and decreased from $8.7 million for the nine months ended March 31, 1999 to $7.8 million for the nine months ended March 31, 2000. On a pro forma basis, net of divestitures, operating income decreased from $3.8 million for the three months ended March 31, 1999 to $3.0 million for the three months ended March 31, 2000 and decreased from $10.3 million for the nine months ended March 31, 1999 to $7.8 million for the nine months ended March 31, 2000. The decrease in operating margins reflects investments in new initiatives such as the recent launch of missingmoney.com, a state-sponsored Internet site we developed with the National Association of Unclaimed Property designed to enable individuals to find and claim money owed to them from non-refunded deposits, unclaimed securities, and other accounts held by states. Also, additional resources have been assigned to our new automated clearinghouse alliance services program that carries a profit margin that is inherently lower than that of our traditional product offerings in this area.

         Reported revenue in our Investment Services segment increased by 45%, from $9.7 million for the three months ended March 31, 1999 to $14.1 million for the three months ended March 31, 2000 and by 46%, from $27.0 million for the nine months ended March 31, 1999 to $39.5 million for the nine months ended March 31, 2000. On a pro forma basis, adjusting for the acquisition of Mobius Group in March 1999, revenue increased by 29%, from $10.9 million for the three months ended March 31, 1999 to $14.1 million for the three months ended March 31, 2000 and by 25%, from $31.5 million for the nine months ended March 31, 1999 to $39.5 million for the nine months ended March 31, 2000. Growth in pro forma revenue is primarily the result of an increase in portfolios managed from approximately 630,000 at March 31, 1999 to approximately 900,000 at March 31, 2000. A significant portion of portfolio growth over the past year has occurred in retail versus institutional accounts that carry a lower unit price. In October 1999, we launched our new M-Plan product from Mobius. Consultants, plan sponsors, investment managers and financial planners use M-Plan for integrating retirement, capital needs, tax, education and real estate planning needs for their customers. Additionally, in the during the quarter ended March 31, 2000, we released revisions to our M-Search product from Mobius that allows Internet based data collection capabilities to the product which will make data collection on money manager returns and asset allocations more timely.

         Reported operating income in our Investment Services segment remained flat at $2.5 million for the three months ended March 31, 1999 and 2000 and increased from $5.1 million for the nine months ended March 31, 1999 to $7.9 million for the nine months ended March 31, 2000. On a pro forma basis, adjusting for the Mobius acquisition, operating income decreased slightly from $2.7 million for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000 and increased from $5.6 million for the nine months ended March 31, 1999 to $7.9 million for the nine months ended March 31, 2000. During the quarter ended March 31, 2000, we decided to reduce the useful lives on three of the intangible assets resulting from the Mobius Group acquisition. The change was effective January 1, 2000 and the pre-tax impact on the operations was approximately $0.2 million and this was the reason for the drop in operating income on a quarter over quarter basis. For both the quarter over quarter and year over year results, as indicated earlier, a significant portion of portfolio growth over the past year has occurred in retail versus institutional accounts that carry a lower unit price which places downward pressure on margins as the costs to process the business are not proportionally lower.

         The Corporate segment represents charges for legal, human resources, accounting and finance and various other of our unallocated overhead charges. Our Corporate segment incurred an operating loss of $5.2 million, or 8.2% of revenue for the three months ended March 31, 1999 and $6.9 million or 8.6% of total revenue for the three months ended March 31, 2000. Our Corporate segment incurred an operating loss of $16.2 million or 9.0% of total revenue for the nine months ended March 31, 1999 and $18.9 million or 8.5% of total revenue for the nine months ended March 31, 2000. The unallocated portions of our expenses have remained fairly consistent as a percentage of revenue. As subscriber price promotions allowing for free trial periods begin to expire and related customers begin paying for various related electronic billing and payment services, we believe our corporate costs will begin to decline as a percentage of revenue as we regain the leverage inherent in our normalized business model.

         The in process research and development charge of $2.2 million in the three month and nine month periods ended March 31, 19999 represents the charge taken upon completion of the acquisition of Mobius Group in March 1999.

         The net gain on dispositions of assets of $3.9 million in the nine months ended March 31, 1999 is the net result of the gain on the sale of our mortgage business of approximately $6.3 million, offset by the loss on the sale of our imaging business of approximately $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash, cash equivalents, short-term and long-term investments on hand totaling $204.2 million. Our balance sheet reflects working capital of $142.1 million and our current ratio stands at 2.7.

         The following table sets for a summary of quarterly cash flow activity for the current fiscal year and should be referred to in conjunction with statements regarding our liquidity and capital resources:

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,    DECEMBER 31,          MARCH 31,     MARCH 31,
                                                        1999             1999                2000          2000
                                                    -------------    ------------          ---------     ---------
                                                                               (In thousands)
Net cash provided by (used in):
   Operating activities ...................           $  2,651        $  10,647            $  9,249      $  22,547
   Investing activities ...................            (10,528)         (51,571)            (41,406)      (103,505)
   Financing activities ...................              1,870          187,264               4,421        193,555
                                                      --------        ---------            --------      ---------
        Net increase (decrease) in cash and
           cash equivalents ...............           $ (6,007)       $ 146,340            $(27,736)     $ 112,597
                                                      ========        =========            ========      =========

         As a result of several specific transactions and positive cash flow from operations, we have seen a net increase of $112.6 million in cash and cash equivalents through the nine months ended March 31, 2000.

         We have generated $22.5 million in cash from operating activities for the nine months ended March 31, 2000. Operating cash flow has been positive in each of the three quarters this year. For accounting purposes, we are required to reflect the cash flows related to purchases of and proceeds from the sale of trading securities within the operating cash flow category. Net of activities related to trading securities our cash flow provided by operating activities was $1.3 million for the three months ended September 30, 1999, $8.9 million for the three months ended December 31, 1999, $8.6 million for the three months ended March 31, 2000 and $18.8 million for the nine months ended March 31, 2000. The primary factor impacting operating cash flow is the adjustment for depreciation totaling $23.8 million year to date, which is a non cash expense resulting from intangible assets obtained in acquisitions and capital assets purchased in support of the expected growth of the business.

         The most significant cash activity has taken place in financing activities. On November 29, 1999 we issued $172.5 million of 6 1/2% convertible subordinated notes that provided $166.9 million of proceeds, net of underwriting and other direct issuance costs. During the same quarter, we received $19.2 million from the direct sale of 250,000 shares of stock to Bank One and from the exercise of 300,000 warrants from Integrion member banks. This $19.2 million included an overpayment of $3.2 million due to a duplicate submission of cash on the last business day of the quarter ended December 31, 1999 that was returned on the first day of the subsequent quarter. Additionally, we received cash from the exercise of employee stock options and the purchase of company stock from the employee stock purchase plan in the amounts of $1.9 million in the quarter ended September 30, 1999, $1.4 million in the quarter ended September 30, 1999 and $7.9 million in the quarter ended March 31, 2000 for a total of $11.2 million on a year to date basis.

         As a result of the cash receipts indicated above, we have seen significant investing activity throughout the year. We invested $39.5 million in the quarter ended December 31, 1999 and another $31.2 million in the quarter ended March 31, 2000 in held to maturity investments, for a total of $70.7 million for the year. We have also invested $26.2 million in the purchase of property, equipment and software in preparation for and in response to the growth of the company and have capitalized $5.4 million in software costs related primarily to the development of new product offerings ratably throughout the year. Finally, we have paid approximately $1.2 million in costs related to the acquisitions of BlueGill Technologies, Inc. and TransPoint during the quarter ended March 31, 2000.

         Convertible Subordinated Notes. On November 29, 1999, we issued $172.5 million of 6 1/2% convertible subordinated notes that are due on December 1, 2006. We will pay interest on the notes on June 1 and December 1 of each year, commencing on June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of common stock per note and we may redeem the notes at any time on or after December 1, 2002. Upon a change in control, as defined, the holders of the notes may require us to repurchase some or all of the notes at par value plus any accrued and unpaid interest. On January 14, 2000, we filed a shelf registration statement with the Securities and Exchange Commission to register the underlying shares. Under the terms of the offering, should we fail to obtain a declaration of effectiveness of the shelf registration by the Securities and Exchange Commission by March 28, 2000, we will incur penalty interest in the amount of 1/2% until the declaration of effectiveness is received.

         Because of the interrelationships between the various regulatory filings we have had pending for the convertible notes, the BlueGill acquisition and the TransPoint acquisition, by May 14, 2000, we had not yet received a declaration of effectiveness on the convertible notes and, therefore, we are incurring the penalty interest. We are taking appropriate action as necessary to have this regulatory review process completed as quickly as possible. We expect to use the net proceeds from this offering for working capital and general corporate purposes, including expansion of our services to a broader market and potential acquisitions.

         Credit Facility. On October 31, 1999, our $20 million working capital line of credit with Key Bank was set to expire. We extended the line until December 31, 1999 while we negotiated a new agreement. In December 1999, we entered into a three-year, $30 million working capital line of credit with KeyBank that carries an interest rate of LIBOR plus 200 basis points or Prime, at our discretion. These are the same terms that were in place on the original line. As of May 1, 2000, the LIBOR rates were 6.29125% for one month, 6.5025% for three months, 6.73125% for six months and 7.10125% for one year and the Prime rate was 9.0%. In this instance, it would be more beneficial to choose the LIBOR option for any capital needs for less than one year and the Prime rate option for needs exceeding one year. As of March 31, 2000, there was no balance outstanding on this line and we had no plans or expectations to draw from it through June 30, 2000. Although we have significant working capital in place at March 31, 2000, we feel it prudent to have access to a credit facility given our plans for growth.

         Because of successful efforts in completing the convertible subordinated note offering and in executing the new working capital line of credit, we discontinued negotiations with various vendors in establishing an additional lease line of credit.

         The net result of activities in the three-month and nine-month periods ended March 31, 2000 is a significant improvement in our liquidity and capital resources. We believe that existing cash, cash equivalents, investments and available financing alternatives will be sufficient to meet our presently anticipated working capital and capital investment requirements through June 30, 2000. In the longer term, our working capital and capital investment requirements will be somewhat dependent upon the timing of significant consumer adoption of our electronic billing and payment services and the related acquisitions, and, therefore, we are not in a position to make longer-term predictions at this time.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

               EXHIBIT NUMBER               EXHIBIT DESCRIPTION
               --------------               -------------------

                     27*                  Financial Data Schedule.

----------------
*        Filed with this report.

         (B)      REPORTS ON FORM 8-K.

         We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2000:

                  (i) A current report on Form 8-K, dated January 11, 2000, was filed with the Securities and Exchange Commission on January 11, 2000
(Item 5 and 7).

                  (ii) A current report on Form 8-K, dated March 16, 2000, was filed with the Securities and Exchange Commission on March 22, 2000 and amended on April 27, 2000 (Items 5 and 7).

                  (iii) A current report on Form 8-K, dated March 28, 2000, was filed with the Securities and Exchange Commission on March 28, 2000
(Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CHECKFREE HOLDINGS CORPORATION


Date: May 12, 2000             By: /s/ Allen L. Shulman
                                   --------------------------------------------
                                   Allen L. Shulman, Executive Vice President,
                                   Chief Financial Officer, and General Counsel* (Principal Financial Officer)

Date: May 12, 2000             By: /s/ Gary A. Luoma, Jr.
                                   -------------------------------------------
                                   Gary A. Luoma, Jr., Vice President, Chief
                                   Accounting Officer, and Assistant Secretary
                                   (Principal Accounting Officer)


* In his capacity as Executive Vice President, Chief Financial Officer, and General Counsel, Mr. Shulman is duly authorized to sign this report on behalf of the Registrant.

                         CHECKFREE HOLDINGS CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2000

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER                             DESCRIPTION
      -------                             -----------
        27*                         Financial Data Schedule.


----------------
*        Filed with this report.