Form 10-K/A
period 1999-06-30
CHECKFREE HOLDINGS CORP \GA\
filed 2000-07-10
CIK 949341

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

                                TABLE OF CONTENTS
                                -----------------


                                                                                                          Page
                                                                                                          ----
                                               PART I
Item 1.    Business                                                                                         3

Item 2.    Properties                                                                                      29

Item 3.    Legal Proceedings                                                                               29

Item 4.    Submission of Matters to a Vote of Security Holders                                             30

                                               PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                       30

Item 6.    Selected Financial Data                                                                         30

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation            31

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                      44

Item 8.    Financial Statements and Supplementary Data                                                     44

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            73

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant                                              73

Item 11.   Executive Compensation                                                                          73

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                  73

Item 13.   Certain Relationships and Related Transactions                                                  73

                                               PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 74

Signatures                                                                                                 88

                                     PART I

ITEM 1.  BUSINESS.

         All references to "we," "us," "our," or "CheckFree" in this Annual Report on Form 10-K/A No. 1 mean CheckFree Holdings Corporation and all entities owned or controlled by CheckFree Holdings Corporation, except where it is made clear that the term only means the parent company.

OVERVIEW


         We are the leading provider of electronic billing and payment services. We operate our business through three independent but inter-related divisions:

         - Electronic Commerce;
         - Investment Services; and
         - Software.

         Our Electronic Commerce business provides services that allow consumers to:

         - receive electronic bills through the Internet;
         - pay any bill--electronic or paper--to anyone; and
         - perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We currently provide electronic billing and payment services for approximately 3 million consumers. Our services are available through over 350 sources, including:

         - 23 of the 25 largest banks in the United States;
         - 8 of the top 10 brokerage firms in the United States;
         - Internet portals;
         - Internet-based banks;
         - Internet financial sites like Quicken.com; and
         - personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that enable us to remit more than 50% of all of our bill payments electronically. During the three-month period ended December 31, 1999, we processed an average of nearly 14 million transactions per month and, for the year ended June 30, 1999, we processed more than 125 million transactions.

         In March 1997, we introduced electronic billing -"E-Bill"- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. As of December 31, 1999, we had signed contracts for E-Bill services with 89 of the country's largest billers. In December 1999, we presented more than 38,000 electronic bills, which is nearly double the number of bills presented through E-Bill services in September 1999. Additionally, over 100 CheckFree distribution points are live with Internet billing and payment.

         For example, when a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors.

         If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's accounts, and if we have an electronic connection to the merchant, the remittance will be sent electronically. Otherwise, the remittance will be sent to the merchant by a paper check or draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number is printed on the face of the check. In addition, our processing system provides the ability to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically.

         We are also a leading provider of institutional portfolio management and information services and financial application software. Our Investment Services business offers portfolio accounting and performance measurement services to investment advisors, brokerage firms, banks and insurance companies and financial planning application software to financial planners.

         Our portfolio management system solution includes:

         - data conversion;
         - personnel training;
         - trading system;
         - graphical client reporting;
         - performance measurement;
         - technical network support and interface setup; and
         - Depository Trust Corporation processing.

         Our financial planning software applications include:

         - retirement and estate planning modules;
         - cash flow, tax and education planning modules;
         - asset allocation module; and
         - investment manager performance database system.

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

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         - Electronic Funds Transfer.

                  Through our Paperless Entry Processing System Plus software, we offer an online, real-time system providing an operational interface for originating and receiving payments through the automated clearinghouse. The automated clearinghouse is a nationwide electronic clearing and settlement system that processes electronically originated credit and debit transfers among participating depository institutions. These electronic transactions are substitutes for paper checks and are typically used for recurring payments like direct deposit payroll payments and corporate payments to contractors and vendors, debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills, and business to business payments. You may obtain additional information on the automated clearinghouse at the Federal Reserve Commission's website at http://www.federalreserve.gov. We do not maintain a direct connection with the automated clearinghouse, but rather, clear our electronic transactions through KeyBank, N.A., under the terms of an automated clearinghouse agreement.

         - Reconciliation.

                  Through our ReconPlus software, we provide United States banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. Some of the services provided by ReconPlus are automated deposit verification, consolidated bank account reconciliation and cash mobilization, immediate and accurate funds availability data and improved cash control.

         - Other.

                  We also provide software solutions like regulatory compliance solutions for Form 1099 processing, safe box accounting and other applications.

        During the fiscal year ended June 30, 1999, Electronic Commerce accounted for 68% of our revenues and Software and Investment Services each accounted for 16% of our revenues.

ELECTRONIC COMMERCE INDUSTRY BACKGROUND

        The majority of today's consumer bill payments are completed using traditional paper-based methods. According to the Gartner Group, of the estimated 17 billion consumer bills produced each year, 81% are paid by paper check, 12% are paid by electronic means and 7% by other means. Many traditional financial transactions, however, can now be completed electronically due to the emergence of new communications, computing and security technologies. Many financial institutions and businesses have invested in these technologies and are creating the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet will increase the use of electronic methods to execute financial transactions.

Persistence of Traditional Financial Transaction Processes

        Many traditional methods of completing financial transactions still persist, including:

         - Paper Checks.

                  It is estimated that 65 billion checks were written in the United States in 1998. The use of checks imposes significant costs on financial institutions, businesses and their customers. These costs include the writing, mailing, recording and manual processing of checks.

         - Paper Billing.

                  It is estimated that over 17 billion paper bills are produced each year, with the cost of submitting a paper bill, including printing, postage and billing inserts, as high as $3.00 per bill.

         - Conventional Banking.

                  Many financial transactions are conducted in person at banks. Banks incur substantial expenses in providing personnel and physical locations, while bank customers incur transportation costs and personal inconvenience when traveling to a bank facility. Over 90% of the 80 million banking households in the United States are still conducting most of their financial transactions using conventional banking methods.

         - Business-to-Business Payments.

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

The Internet's Role in Driving Electronic Commerce

        We believe the broad impact of the Internet is driving financial institutions, businesses and consumers to adopt practices of electronic billing and payment, banking and business-to-business payments. We expect that the growth in these electronic commerce activities will increase the need for services that support secure, reliable and cost-effective financial transactions between and among these market participants. We believe the combination of the following trends is driving adoption of electronic commerce:

         - Expanding Personal Computer Ownership.

                  Declining prices for personal computers and rapid growth in the number of computer-literate consumers are driving increased penetration of personal computers in United States homes.

         - Increasing Internet Accessibility.

                  Reduced communications costs, improved web browsers and faster connection speeds have made the Internet increasingly accessible to consumers and to businesses offering products and services on-line. International Data Corporation estimates that there were 52 million Internet users in the United States at the end of 1998 and that this figure will grow to 136 million by the end of 2002.

         - Increasing Acceptance of Electronic Commerce.

                  Consumers have grown increasingly comfortable with the security of electronic commerce and are willing to conduct large transactions on-line. International Data Corporation estimates that the total value of goods and services purchased over the Internet in the United States will increase from approximately $26 billion in 1998 to over $269 billion in 2002.

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

THE ELECTRONIC SOLUTION

         We believe that consumers will move their financial transactions from traditional paper-based to electronic transactions if they have an easy-to-access, easy-to-use, compelling, secure and cost-effective solution for receiving and paying their bills electronically. We believe that, compared with conventional paper-based transactions, electronic transactions cost much less to complete, give rise to far fewer errors and generate far fewer subscriber inquires. We believe that an electronic solution should allow consumers at their access point of choice to:

         - receive electronic bills through the Internet;

         - pay any bill--electronic or paper--to anyone; and

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

Infrastructure

        Our infrastructure allows consumers to receive and pay both conventional and electronically presented bills and handle traditional banking transactions electronically. The key components of our infrastructure are:

         - Connectivity with Merchants.

                  We have established electronic connectivity to over 1,100 merchants, which allows us to remit over 50% of all of our bill payments electronically. Electronic remittance may be accomplished at a lower cost than remittances using the traditional paper-based method. In addition, electronic remittance significantly reduces payment exceptions and related costs associated with customer care.

         - Scalable Genesis Platform.

                   Our Genesis platform, completed in 1998, is an internally developed data processing system created by our in-house engineers to process electronic billings and payments. The Genesis platform was designed to be scaled to handle more than 30 million consumers. We have made significant investments in processes and technologies supporting our Genesis platform to ensure that transactions are executed with the highest level of security, reliability and efficiency.

         - Connectivity to Billers.

                  We believe that our ability to provide consumers with access to electronic bills will substantially spur adoption of the electronic solution. By targeting the largest billers in key industries and in selected population centers, we believe we can provide a significant number of bills to most consumers at their access point of choice. We have contracts with 89 billers, which represent the opportunity to deliver over 500 million bills per month, representing over 68% of the telecom bills, 24% of the utility bills, 35% of the mortgage bills and 30% of the credit card bills in the United States. Our goal is to distribute bills from over 90 billers by the end of fiscal 2000. To encourage billers to utilize our services, we anticipate funding a portion of some billers' set-up costs.

         - Experienced Customer Care Staff.

                  We have approximately 825 trained, experienced customer care and merchant services staff that offer seamless end-to-end customer care. We believe that customer care that provides answers to all the questions that consumers may have about their transactions is a critical component of providing a compelling, easy-to-use solution that consumers will ultimately adopt.

Distribution

         We believe that consumers are most attracted to an electronic solution that enables them to receive and pay all of their bills at a single site. For many consumers, the site they choose will be their financial institution's web site, while others will prefer Internet portals or sites operated by individual merchants. Through contracts with over 350 sources, we are able to distribute our services to whichever access and aggregation site the consumer prefers. Significant among these contracts are our agreements with:

         - 23 of the 25 largest banks in the United States;
         - 8 of the top 10 brokerage firms in the United States;
         - Internet portals;
         - Internet-based banks;
         - Internet financial sites like Quicken.com; and
         - personal financial management software like Quicken and Microsoft Money.

OUR BUSINESS STRATEGY

        Our business strategy is to provide an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial institutions, Internet portals, businesses and their customers. We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:

         - Drive increased adoption of electronic commerce services by consumers.

                  We believe that consumers will move their financial transactions from traditional paper-based methods to electronic transactions if they have an easy-to-access, easy-to-use, secure, compelling and cost-effective method for receiving and paying their bills electronically. Our strategy to drive adoption of our electronic services will focus on the following initiatives.

                  We intend to use the broad adoption of the Internet by consumers to encourage the use of our web-based electronic commerce services by our financial institution and Internet portal customers. To further drive demand, we are also providing our services through Internet portals. This strategy should provide consumers with ready access to easy-to-use, cost-effective applications for receiving and paying their bills electronically. Part of our strategy to drive consumer adoption is working with Internet portals to offer our services to consumers on a free-trial basis. Initially, this strategy will result in foregone revenues, but we anticipate converting a majority of these new customers to fee-based services at the end of the trial period. As consumers continue to adopt electronic commerce services, financial institutions and billers will see greater efficiencies from providing electronic billing and payment services to their customers.

                  We are proposing new pricing structures to our financial institution customers to facilitate their offering electronic billing and payment to a broad spectrum of consumers. Our traditional financial institution pricing structure was based on subscriber fees, with an average cost to the financial institution of approximately $4 per subscriber per month. Under the old pricing structure, the costs to our financial institution customers grew roughly proportionally to the number of subscribers added, regardless of activity. Our new pricing programs include a monthly fixed fee to the financial institution to cover our infrastructure costs which helps our financial institution customers more accurately predict the costs, a small monthly per subscriber fee and a new fee based on the number of transactions processed. We believe the new pricing structure should allow our financial institution customers to justify promoting the service through free trials and other offers.

                  Additionally, we believe that financial institutions and Internet portals that offer electronic banking will experience increased customer retention, have a superior marketing channel and be able to offer enhanced customer service.

         - Continue to distribute electronic commerce services through multiple channels.

                  We maintain alliances with market-leading companies to achieve deeper market penetration and have begun an initiative to offer our electronic commerce services through Internet portals. To better reach smaller financial institutions, we have entered into distribution agreements with some independent firms that we believe can more efficiently address the needs of this industry segment. Additionally, by making services available to users of personal financial management software, like Quicken, Microsoft Money and Managing Your Money and of business management software, like QuickBooks, we expand public access to, and awareness of, our services.

         - Focus on customer care and technical support.

                  We believe that providing superior quality and accessible and reliable customer care is essential to establishing and maintaining successful relationships with our customers. We support and service customers through numerous activities, including technical and non-technical support, through help desk, e-mail and facsimile, as well as through service implementation and training. We are enhancing our support of our services through advanced Internet-based communications technologies that enable us to efficiently respond to billing and payment inquiries made by financial institutions, billers and their customers. In anticipation of greater adoption of our electronic commerce services, we are increasing the number of our customer care personnel and focusing on our efficiency in handling customer care inquiries. Additionally, we established a third operational center in Phoenix, Arizona to house customer care and check printing and distribution functions.

         - Continue to improve operational efficiency and effectiveness.

                  We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. We recently began an internal program called the "sigma challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The sigma challenge applies sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness. Small changes in our performance drive significant sigma movements, focusing our attention on critical tasks and peak performance. The sigma challenge is designed to take our quality performance from 99.0%, or
           3.8 sigma, where we began our fiscal year 2000, to 99.9%, or 4.6 sigma, by the end of fiscal 2000. A 4.6 sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers or "dial-tone" quality. Additionally, we expect to derive further operational efficiency and effectiveness by increasing our electronic links with billers, enabling a larger percentage of our consumer transactions to be processed electronically.

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

         We have arrangements with more than 350 sources through which electronic payment services are provided to their customers. The following financial institutions are some of our largest customers of our electronic commerce services, as determined by the number of subscribers:


         - Bank of America;                 - Merrill Lynch & Co.;
         - Bank One;                        - NationsBank;
         - Charles Schwab & Co.;            - U.S. Bancorp; and
         - Chase Manhattan Bank;            - Wells Fargo;
         - First Union;
         - KeyCorp;

This list of our customers is not exhaustive and may not fully represent our customer base.

         Bill Payment and Banking. Our bill payment services enable financial institution and Internet portal customers, as well as direct consumer subscribers to pay bills electronically using a variety of devices like personal computers and touch-tone telephones. Bills paid by consumers using our bill payment services typically include credit card, monthly mortgage and utility bills, but a cornerstone of our services is that we can facilitate electronic payment by consumers to anyone, regardless of whether payment is ultimately made through an electronic or traditional paper method. Consumers can use our services to make any payment electronically from any checking account at any financial institution in the United States. Recurring bills like mortgages can be paid automatically and scheduled in advance, as specified by the consumer. As of December 31, 1999, we had approximately 3 million consumers using our bill payment and home banking services.

         We support home electronic banking services for financial institutions and their customers. Among these are balance inquiries, fund transfers, customer service, customer billing and marketing. Our service facilitates on-line reconciliation to personal computer and web-based account registers, matching cleared items with previously entered transactions.

         Revenues are generated through contracts with individual financial institutions. We historically negotiated with the financial institution an implementation fee, a base monthly fee per customer account on the service provided, and in some cases, a variable per transaction fee which may decrease based on the volume of transactions. We recently announced the adoption of new pricing programs that include a monthly fixed fee to the financial institution to cover our infrastructure costs which helps our financial institution customers more accurately predict the costs, a small monthly per subscriber fee and a new fee based on the number of transactions processed. Contracts typically have three to five year terms and generally provide for minimum fees if transaction volumes are not met. We utilize direct sales and distribution alliances to market to financial institutions and have the ability to customize services for each institution.

         Billing and Payment. Our electronic billing and payment service permits billers to deliver full-color electronic bills to their customers, together with detailed information and electronic promotional inserts. We also offer the opportunity to market interactively, and to use one-to-one marketing techniques. The recipients can use the service to electronically make the payment. We are marketing the service to be incorporated into our electronic banking and bill payment services. We have entered into a variety of arrangements with financial institutions, Internet portals and billers to provide these services and, in some cases, will share revenue derived from billers with the financial institutions and the Internet portals. In the near term, we will offer free-trial periods for our electronic billing and payment services to accelerate the rate of adoption of our services. We believe that billers could eventually achieve substantial savings by utilizing our billing and payment service, but we believe that an even stronger incentive for billers to present bills electronically is the opportunity our system offers for more effective marketing to customers.

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

         Revenues in our portfolio management services are generated through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our information services and software is typically generated through annual agreements.

         Our integrated outsourced solution utilizes a Unix platform. The system is highly scalable, making us the system of choice for firms managing a large number of portfolios.

Software

         We are a leading provider of electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support software products for automated clearinghouse processing, reconciliation and regulatory compliance. In addition, we offer software consulting and training services.

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

         Our retained software products provide systems that range from back office operations to front-end interface with the clients of our customers. Applications include automated clearinghouse origination and processing reconciliation, regulatory compliance and safe deposit box accounting. While we have no pending agreements to dispose of our remaining software businesses, we do receive offers for them from time to time.

         Automated Clearinghouse. The automated clearinghouse network was developed in the 1970s to permit the electronic transfer of funds, curtailing the growth in the number of paper checks in circulation. The automated clearinghouse network acts as the clearing facility for routing electronic funds transfer entries between financial institutions. All automated clearinghouse transfers are handled in a standard format established through the National Automated Clearing House Association. More than 15,000 financial institutions participate in the automated clearinghouse system. There are 31 automated clearing houses, which geographically coincide with the twelve Federal Reserve Banks, their branches and processing centers. Our electronic funds transfer products are interrelated and may be used by either businesses or financial institutions depending on the services they offer their customers and employees.

         We developed the Paperless Entry Processing System Plus. With 46 of the top 50 originators utilizing the product to process approximately 74% of all automated clearinghouse transactions nationally, it is the most widely used, comprehensive automated clearinghouse processing system in the United States. Paperless Entry Processing System Plus is an on-line, real-time system providing an operational interface for originating and receiving electronic payments through the automated clearinghouse.

         Reconciliation. Our reconciliation products allow users to verify and compare their financial records, data and accounts against related information derived from third party sources. RECON-PLUS provides United States banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. These systems are often tailored so that banks and multi-bank holding companies may deliver reconciliation services meeting the specific needs of corporate customers. Those reconciliation products are also designed for non-banking corporations that perform account reconciliation in-house as well as companies with many branch locations. Services provided by our reconciliation products include:

         - automated deposit verification;

         - consolidated bank account reconciliations and cash mobilization;

         - immediate and accurate funds availability data; and

         - improved cash control.

         In 1995, we introduced RECON-PLUS for Windows, a client/server based reconciliation system. RECON-PLUS for Windows is most frequently used for internal reconciliation by large businesses, financial service firms, and utilities, including the reconciliation of debit and credit card transactions, checks, automated teller machine transactions, automated clearinghouse transfers and securities transactions.

         Our account reconciliation package is one of the most widely used account reconciliation systems in the United States banking industry. The account reconciliation package/service management system which was developed in 1995 to replace and augment the existing package, is a fully integrated on-line and real time system that enables banks to immediately process their customer transactions to produce accurate, timely reconciliations while streamlining back-office processes. The account reconciliation package/service management system also groups accounts across banks within bank holding companies and allows banks to streamline their operations by reconciling their intra-bank transactions.

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

COMPETITION

Electronic Commerce

         Portions of the electronic commerce market are becoming increasingly competitive. We face significant competition in all of our customer markets. First, we need to switch billers and consumers from paper bills sent by mail and paid by check to electronic bill presentment and payment. Second, a number of banks have developed, and others may in the future develop, home banking services in-house. For example, Chase Manhattan Corporation, First Union Corporation and Wells Fargo & Co. recently announced the formation of a new venture called Spectrum that will allow individuals and businesses to receive and pay bills electronically. To the best of our knowledge Spectrum has done limited electronic presentment of bills, and is developing a "pay anyone" capability. In addition, recently Mastercard International announced that it would begin offer online bill presentment to enable people to receive and pay bills over the Internet by September 2000. A number of relatively small companies, like Travelers Express, recently acquired by Marshall & Ilsley Bank Inc., compete with us in electronic bill payment. Additionally, TransPoint LLC, a joint venture among Microsoft Corporation, First Data Corporation and Citibank N.A., competes aggressively with us in the area of electronic billing and payment. TransPoint has entered into its own agreements with financial institutions to offer on-line home banking and electronic billing and payment to consumers. As previously announced, we have entered into an agreement to acquire TransPoint and its operations. We also compete for business bill payment customers with ACI and Deluxe Data, which provide automated clearinghouse processing. We also face increased competition from new competitors offering billing and payment services utilizing scan and pay technology. These "scan and pay" companies offer a service whereby a consumer's bill is received by the company, scanned to create an electronic image of the bill, and electronically delivered to the consumer who can elect to pay that bill either by writing a paper check or through an electronic transfer of funds. We believe that our competitors, however, will need to make substantial progress to able to offer electronic commerce services comparable to the services we currently offer to our customers through multiple distribution channels.

         Because the electronic commerce industry is expected to grow substantially in the coming years, we anticipate continued strong competition, but we believe that the increased attention and credibility this competition will bring to the industry may broaden the market and increase the percentage of financial transactions which are effected by electronic means.

Investment Services

         Competition for portfolio services includes two main segments. We compete with providers of portfolio accounting software, including Advent Software, and PORTIA, a division of Thomson Financial. We also compete with service bureau providers like SunGard Portfolio Solutions and FMC Service Bureau.

Software

         The computer application software industry is highly competitive. In the financial applications software market, we compete directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. We believe that there is at least one direct competitor for most of our software products, but no competitor competes with us in all of our software product areas.

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

         BlueGill is expanding into international markets where we may discover new local competitors that have the advantages of existing relationships with customers, local technical support staff, and local language support.

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

         In the electronic commerce segment, we offer our services and related products to the nation's largest financial institutions directly through our sales force, and market to smaller institutions through strategic alliances with companies like EDS, Fiserv, Alltel and Equifax. We currently offer substantially all of our services and related products only to the domestic marketplace.

         Recently, we announced our initiative to offer our electronic commerce services through Internet portals. We believe that these Internet portals will enhance and speed up the rate of adoption of electronic commerce services by consumers. Part of this strategy contemplates working with Internet portals to offer our services to consumers on a free-trial basis. Initially, this strategy will result in foregone revenue, but we anticipate converting a majority of these new customers to fee-based services at the end of the trial period. Additionally, the distribution of electronic home banking and electronic consumer and business billing and payment services is widened though inclusion or access through front-end personal financial management software, like Quicken, Microsoft Money and Managing Your Money.

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

         An element of our strategy is the creation and maintenance of distribution alliances that maximize access to potential customers for our electronic commerce services and related products. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. To date, we have entered into or are negotiating distribution alliances with several companies, including AT&T, Alltel, EDS, Fiserv, Five Paces, and Home Financial Network. We also have arrangements with MicroBank for RECON-PLUS for Windows. On October 29, 1997, we entered into a 10-year processing alliance with Integrion Financial Network, L.L.C. to provide financial institutions with a fully integrated, end-to-end, cost effective electronic billing and payment processing service employing Integrion's Gold Message Standard for Electronic Commerce, its Interactive Financial Services platform and our processing infrastructure.

         One of the ramifications of this strategy is that we do not, for the most part, have a direct relationship with the end-users of our products. See "Business - Business Risks (We rely on third parties to distribute our electronic commerce services, which may not result in widespread adoption)."

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

         The level and types of services we provide vary by customer market. The customer care group, consisting of approximately 825 employees, supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in our business customer care group are individually assigned to business customers in order to provide high-level customer service and technical support. Our consumer care group provides various levels of support that depend upon the customer's requirements. This includes providing direct customer care on a private label basis as well as research and support.

         In order to maintain the ability to provide quality customer service as our subscriber base increases, we established a third operational center in Phoenix, Arizona to house customer care, check printing and distribution functions. This center, when fully staffed, will house up to 800 associates focused on customer care services.

         To maintain our customer care standards, we employ extensive internal monitoring systems and conduct ongoing customer surveys. The feedback from these sources is used to identify areas of strength and opportunities for improvement in customer care and to aid in adjusting resources to a level commensurate with efficient response.

REMITTANCES

         Payment Systems. Across our various electronic commerce service offerings, we utilize the Federal Reserve's automated clearinghouse for electronic funds transfers, and the conventional paper check clearing systems for settlement of payments by check or draft. Like other users of these payment clearance systems, we access these systems through contractual arrangements with processing banks. For access to conventional paper check clearing systems, we do not need a special contractual relationship, except for contractual relationships with the processing bank and its customers. These users are subject to applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules. There are risks typically faced by companies utilizing each of these payment clearance systems, and we have our own set of operating procedures and proprietary risk management systems and practices to mitigate credit-related risks. See "Business - Business Risks (The transactions we process expose us to credit risks" and "Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

         Automated Clearinghouse. The automated clearinghouse is used by banks, corporations and governmental entities for electronic settlement of transactions, direct deposits of payroll and government benefits and payment of bills like mortgages, utility payments and loans. We use the automated clearinghouse to execute some of our customers' payment instructions. Like other users of the automated clearinghouse, we bear credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. See "Business - Business Risks (The transactions we process expose us to credit risks)" and "Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

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

         Other Clearance Systems. While we presently utilize the two principal payment clearance systems, we intend to use other clearance systems like automated teller machine networks to provide balance inquiry and fund transfers functions, and other clearance systems that may develop in the future.

         Risk Mitigation. Our patented bill payment processing system determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We manage our risks associated with the use of the various payment clearance systems through risk management systems, internal controls and system security. We also maintain a reserve for these risks, which reserve was $1.2 million at December 31, 1999, and we have not incurred losses in excess of 0.93% of our revenues in any of the past five years. As further protection against losses due to transmission errors, we maintain errors and omissions insurance. See "Business - Business Risks (The transactions we process expose us to credit risks)" and "Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

TECHNOLOGY

         Our historical approach to technology has been to utilize a combination of hardware, networks, proprietary software and databases to solve our customer needs and to meet the varying requirements of the electronic commerce market.

         Electronic Commerce. Our core technology capabilities were developed to handle settlement services, merchant database services and on-line inquiry services on a traditional mainframe system with direct communications to businesses.

         We have implemented a logical, nationwide client-server system. Consumer, business and financial institution customers all act as clients communicating across dial-up telephone lines, private leased lines, various types of networks or the Internet to our computing complex in Norcross, Georgia. Within this complex, there is a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Tandems or Unix servers.

         We have developed proprietary databases within our client-server system, including a financial institution file that allows accurate editing and origination of automated clearinghouse and paper transactions to financial institutions. We have also developed a merchant information file consisting of over 1 million companies that allows accurate editing and initiation of payments to billers. These databases have been constructed over the past 15 years as a result of our transaction processing experience.

         Platform Integration: The Genesis Project. In 1998, we integrated the existing legacy data processing sites and platforms operated in Columbus, Ohio, Aurora, Illinois, and Austin, Texas, into our central processing site at our headquarters in Norcross, Georgia. We recently completed the planned migrations of our customers to the new Genesis platform from our Aurora, Illinois and Columbus, Ohio platforms. We have designated this integration the Genesis Project. The integration has required the acquisition of, and investment in, extensive hardware and in operating and system software, as well as extensive communications links and systems. The Genesis Project requires substantial engineering and development of proprietary software. Redundancy, anomaly monitoring, and off-site backup and recovery systems are planned as a part of the project. See "Business - Business Risks (We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability)."

         The Austin platform was designated to host subscribers using a particular personal financial management product that is not expected to be supported indefinitely. We expect that these financial institutions will migrate these subscribers to different software, which will prompt further migrations to Genesis.

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

         Our operations are dependent on our ability to protect our computer equipment against damage from fire, earthquake, power loss, telecommunications failure or similar event. Although we have contracted for the emergency provision of an alternate site to aid in disaster recovery, this measure will not eliminate the significant risk to our operations from a natural disaster or system failure. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, operating results and financial condition. Our property and business interruption insurance may not be adequate to compensate us for all losses that may occur. See "Business - Business Risks (We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability)."

         Sigma Challenge. We recently began an internal program called the "sigma challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The sigma challenge applies sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness. Small changes in our performance drive significant sigma movements, focusing our attention on critical tasks and peak performance. The sigma challenge is designed to take our quality performance from 99.0%, or 3.8 sigma, where we began our fiscal year 2000, to 99.9%, or 4.6 sigma, by the end of fiscal 2000. A 4.6 sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers or "dial-tone" quality.

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

         Investment Services. Investment Services employs advanced technology for its portfolio management services and utilizes IBM RS/6000's to process the portfolio management software. Services are provided primarily as a service bureau offering with the data center residing at our Chicago office. This data center functions seven days a week, twenty-four hours a day. Clients can obtain access from their personal computers either through a dedicated circuit or through dial-up applications. The Chicago data center is the communication center for more than 70 dedicated links together with four concentration hub sites located in New Jersey, New York, Boston and San Diego. Each of these hub sites supports the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from several companies to access services.

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

         We believe that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, our goal for the time period from conceptualization to commercial availability of new services is less than one year. As of December 31, 1999, our research and development group consisted of approximately 246 employees. Additionally, we use independent third party software development contractors as needed. We spent 19.4% of revenues during the six-month transition period ended June 30, 1996, 18.6% of revenues during the fiscal year ended June 30, 1997, 15.5% of revenues during the fiscal year ended June 30, 1998, 8.4% of revenues during the fiscal year ended June 30, 1999 and 10.6% of revenues during the six months ended December 31, 1999 on research and development. These research and development expenses have been reduced for capitalized software development costs of $1.3 million in the six-month transition period ended June 30, 1996, none in the fiscal year ended June 30, 1997, $0.7 million in the fiscal year ended June 30, 1998, $7.4 million in the fiscal year ended June 30, 1999 and $3.2 million for the six months ended December 31, 1999. We anticipate that we will continue to commit substantial resources to research and development activities for the foreseeable future.

GOVERNMENT REGULATION

         We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Office of the Comptroller of the Currency, however, periodically audits us, since we are a supplier of products and services to financial institutions. There can be no assurance that a federal or state agency will not attempt to regulate us, which could impede our ability to do business in the regulator's jurisdiction. A number of states have legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. We do not believe that any state or federal legislation of this type materially affects us. In addition, through our processing agreements, we agree to comply with the data, recordkeeping, processing, and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on our processing banks. We may be subject to audit or examination under any of these requirements. Violations of these requirements could limit or further restrict our access to the payment clearance systems or our ability to obtain access to these systems from banks. Further, the Federal Reserve rules provide that we can only access the Federal Reserve's automated clearinghouse through a bank. If the Federal Reserve rules were to change to further restrict our access to the automated clearinghouse or limit our ability to provide automated clearinghouse transaction processing services, our business could be materially adversely affected.

         In conducting various aspects of our business, we are subject to laws and regulations relating to commercial transactions generally, like the Uniform Commercial Code, and are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial institutions that offer these services. For us, Regulation E sets forth disclosure and investigative procedures. For consumers, Regulation E establishes procedures and time periods for reporting unauthorized use of electronic money transfer services and limitations on the consumer's liability if the notification procedures are followed within prescribed periods. These limitations on the consumer's liability may result in liability to us.

         Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, these laws, rules, and regulations could be imposed on our business and industry and could have a material adverse effect on our business, operating results and financial condition. See "Business - Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

Proprietary Rights

         We own the following federally registered trademarks and service marks:

         - CHECKFREE(R);                                            - MOBILEPAY(R);
         - CHECKFREE and Design(R);                                 - MOBIUS GROUP and Design(R);
         - CHECKFREE (Stylized Letters)(R);                         - MOE(R);
         - CHECKFREE EASY(R);                                       - MPREPS(R);
         - CHECKFREE EXTRA(R);                                      - M-SEARCH(R);
         - CHECKFREE MANAGER(R);                                    - MSEARCH(R);
         - CHECKFREE WALLET(R);                                     - OMNI(R);
         - CHECKFREE-BILL and Design(R);                            - ORBS(R);
         - CHECKFREE FREES YOU FROM CHECKS(R);                      - PAWWS(R);
         - CLAS(R);                                                 - PAWTRACKS(R);
         - CLRS(R);                                                 - PEP+(R);
         - CLUB HOOCH(R);                                           - PEP PAPERLESS ENTRY PROCESSING(R);
         - CPIM(R);                                                 - PODIUM(R);
         - CSSII(R);                                                - PTT(R);
         - DASH(R);                                                 - QUICKILL(R);
         - DECISION MANAGER(R);                                     - SBA(R);
         - DISC and Design(R);                                      - SERVANTIS SYSTEMS(R);
         - DISC CHECKBOOK-PLUS(R);                                  - SERVANTIS WORLD$NET(R);
         - DISC WORLD$NET(R);                                       - SUPRRB(R);
         - ECP(R);                                                  - TCM THE CONTROL MACHINE(R);
         - EPOCH(R);                                                - THE SECONDARY MARKETER(R);
         - FASTOCK PC(R);                                           - THE WAY MONEY MOVES and Design(R);
         - FMS(R);                                                  - TRS(R);
         - INTEGRATED DECISION MANAGER(R);                          - TST(R); and
         - MAX(R);                                                  - VAULT(R).
         - M-WATCH(R);
         - MWATCH(R);

     Additionally, we have applied to federally register the following service marks:

         - CEC CENTER FOR ELECTRONIC                                - CHECKFREE YES/PC(TM);
           COMMERCE and Design(SM);                                 - DEFAULT NAVIGATOR(TM);
         - CHECKFREE CHARITY NET(TM);                               - ECX(SM);
         - CHECKFREE(SM);                                           - M-PLAN(TM);
         - CHECKFREE CONNECT(SM);                                   - MPLAN(SM);
         - CHECKFREE E-BILL(SM);                                    - M-PREPS(TM);
         - CHECKFREE ELECTRIC MONEY(SM);                            - M-VEST(TM);
         - CHECKFREE RECON SELECT(TM);                              - MY-BILLS.COM(SM);

         - RCM 2001...THE NEXT                                      - SSI(TM);
           GENERATION(TM);                                          - SSI and Design(TM); and
         - RECOVERY MANAGEMENT                                      - STYLE ANALYIS PLUS(TM).
           SYSTEM(TM);


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

        We regard our financial transaction services and related products like our software as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. Although we believe our consumer financial software to be proprietary, we do not depend on our software to compete, but rather on our services to which the software provides access.

        We also copyright some of our programs and software documentation and trademark some product names. Our management believes that these actions provide appropriate legal protection for our intellectual property rights in our software products. Furthermore, our management believes that the competitive position for some of our products depends primarily on the technical competence and creative ability of our personnel and that our business is not materially dependent on copyright protection or trademarks. See "Business - Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

        Our United States Letters Patent No. 5,383,113, issued on January 17, 1995, relates to our system and method for electronically providing services including payment of bills and financial analysis. Incorporating the system described in the patent, we can pay any bill from any checking account at any financial institution in the United States on the consumer's behalf by selecting a preferred means of payment from various options described above. See "Business
- Payment Clearance Systems." Our patent expires on January 17, 2012. See "Business - Competition," "Business - Business Risks (Competitive pressures we face may have a material adverse effect on us) and "Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

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

EMPLOYEES

        As of December 31, 1999, we employed approximately 2,162 full-time employees, including approximately 534 in systems and development, including software development, approximately 825 in customer care, and approximately 803 in sales and marketing, administration, financial control, corporate services, and human resources. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified technical, management, marketing, business development and sales personnel.

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

RISKS RELATED TO CHECKFREE

THE MARKET FOR OUR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR US TO BECOME CONSISTENTLY PROFITABLE.

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

WE HAVE NOT OPERATED PROFITABLY IN THE PAST AND EXPECT TO EXPERIENCE NET LOSSES IN THE FUTURE.

        We have not consistently operated profitably to date. Since our inception, our accumulated losses have totalled approximately $301,905,000. We incurred:

        - a loss from operations of $7.2 million and a net loss of $3.7 million in the fiscal year ended June 30, 1998;
        - a loss from operations of $3.7 million and net income of $10.5 million for the fiscal year ended June 30, 1999; and
        - a loss from operations of $12.6 million and a net loss of $7.9 million for the six months ended December 31, 1999.

In addition, we recently announced the acquisitions of BlueGill Technologies, Inc. and the TransPoint entities, owned by Microsoft Corporation, First Data Corporation and Citicorp, N.A. BlueGill has incurred significant losses to date, including a net loss of $7.1 million for the fiscal year ended December 31, 1999. The TransPoint business also has incurred significant losses to date, including a net loss of $16.0 during the six month period ended December 31, 1999 and $42.7 during the fiscal year ended June 30, 1999.

        We anticipate having a net loss from operations in fiscal 2000 and may experience net losses and may not be able to sustain or increase our profitability in the future. For the six months ended December 31, 1999, we invested over $15.1 million in research and development and over $18 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact your investment in our business and limit our ability to pay dividends in the future to our stockholders.

OUR FUTURE PROFITABILITY DEPENDS ON OUR ABILITY TO IMPLEMENT OUR STRATEGY SUCCESSFULLY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

        Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and approximately $40 million during fiscal 2000 in programs designed to:

        - drive consumer awareness of electronic billing and payment;
        - encourage consumers to sign up for and use our electronic billing and payment services offered by our distribution partners;
        - build our infrastructure to handle seamless processing of transactions;
        - continue to develop state of the art, easy-to-use technology; and
        - increase the number of billers whose bills we can present and pay electronically.

If we do not successfully implement our strategy, revenue growth will be minimal, and expenditures for these programs will not be justified.

        Our investment in these programs will have a negative impact on our short-term profitability. Additionally, our failure to implement these programs successfully or to increase substantially adoption of electronic commerce billing and payment methods by consumers who pay for the services could have a material adverse effect on our business, financial condition and results of operations.

COMPETITIVE PRESSURES WE FACE MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

         Electronic commerce is new and evolving rapidly, resulting in a dynamic competitive environment. We face significant competition in our each of our business units, Electronic Commerce, Investment Services and Software. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we expect competition to persist, increase and intensify in the future. First, we need to switch billers and consumers from paper bills sent by mail and paid by check to electronic bill presentment and payment. Second, a number of financial institutions have developed, and others in the future may develop, in-house home banking services similar to ours. For example, in June 1999, Chase Manhattan Corporation, First Union Corporation and Wells Fargo & Co. announced the formation of a new venture called Spectrum that will allow individuals and businesses to receive and pay bills electronically. To the best of our knowledge, Spectrum has done limited electronic presentment of bills, and is developing a "pay anyone" capability. In addition, recently MasterCard International announced that it would begin offering online bill presentment to enable people to receive and pay bills over the Internet by September 2000. Additionally, TransPoint has entered into its own agreements with financial institutions to offer on-line home banking and electronic billing and payment services to consumers. As previously disclosed, we have entered into an agreement to acquire TransPoint and its operations. In the event that the TransPoint Acquisition is not completed, TransPoint will continue to be a competitor. We also face increased competition from billers directly presenting bills to their customers electronically and from new competitors offering billing and payment services utilizing scan and pay technology. These "scan and pay" companies offer a service whereby a consumer's bill is received by the company, scanned to create an electronic image of the bill, and electronically delivered to the consumer who can elect to pay that bill either by writing a paper check or through an electronic transfer of funds. We cannot assure you that we will be able to compete effectively against financial institutions, Spectrum, TransPoint, MasterCard, billers directly delivering bills to their customers, scan and pay companies or other current and future electronic commerce competitors.

        In addition, we cannot assure you that we will be able to compete effectively against current and future competitors in the investment services and software products markets. The markets for our investment services and software products are also highly competitive. In investment services, our competition comes primarily from providers of portfolio accounting software. In software, our competition comes from several different market segments, including large diversified computer software and service companies and independent suppliers of software products. Because there are relatively low barriers to entry, we expect competition in the software market to increase significantly in the future.

        Across all of our market segments, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition and a larger installed base of customers than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. If these competitors were to acquire a significant market share, it could have a material adverse effect on our business, financial condition and results of operations.

SOME OF OUR CUSTOMERS MAY COMPETE AGAINST US WHICH MAY RESULT IN A LOSS OF REVENUE.

         From time to time, some of our customers may compete against us which may have a material adverse effect on our revenues and results of operations. For the formation of Spectrum that will allow individuals and businesses to receive and pay bills electronically. Collectively, Chase Manhattan, First Union and Wells Fargo accounted for 13.3% of our total revenues for the year ended June 30, 1999. Other of our significant customers may in the future decide to compete against us and such competition may have a material adverse effect on our business and financial results.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH.

        Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and personal information about consumers, including bank account and credit card information, social security numbers, and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce in general could be materially adversely affected. A security or privacy breach may:

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

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE SERVICES, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

        We rely on our contracts with financial institutions, businesses, billers, Internet portals and other third parties like Intuit Inc. to provide branding for our electronic commerce services and to market our services to their customers. None of these third parties accounted for more than 10% of our total revenue for the year ended June 30, 1999 or for the six months ended December 31, 1999. These contracts are an important source of the growth in demand for our electronic commerce services. If any of these third parties abandon, curtail or insufficiently increase its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

CONSOLIDATION IN THE BANKING INDUSTRY MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR ELECTRONIC COMMERCE SERVICES, INVESTMENT SERVICES AND SOFTWARE.

        Mergers, acquisitions and personnel changes at key financial institutions have the potential adversely to affect our business, financial condition and results of operations. Currently, the banking industry is undergoing large-scale consolidation, causing the number of financial institutions to decline. This consolidation could cause us to lose:

        - current and potential customers;
        - business opportunities, if combined financial institutions were to determine that it is more efficient to develop in-house home banking services similar to ours or offer our competitors' products or services; and
        - revenue, if combined financial institutions were able to negotiate a greater volume discount for, or to discontinue the use of, our products and services.

WE ARE DEPENDENT UPON A SMALL NUMBER OF FINANCIAL INSTITUTION CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR SUBSCRIBERS.

        We rely on our contracts with three key financial institutions for a substantial portion of our subscriber base and the volume of electronic transactions that we process. As of December 31, 1999, these three financial institutions accounted for approximately 1.4 million subscribers, or approximately 47% of our total subscriber base. No single customer, however, accounts for more than 10% of our revenues. The loss of the contract with any of these key financial institutions or a significant decline in the number of transactions processed through them could have a material adverse effect on our business, financial condition and results of operations.

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

        The profitability of our Software business depends, to a substantial degree, upon our software customers electing to periodically renew their maintenance agreements. If a substantial number of our software customers declined to renew these agreements, our revenues and profits in this business segment would be materially adversely affected.

OUR FUTURE PROFITABILITY DEPENDS ON AN INCREASE IN THE PROPORTION OF TRANSACTIONS WE PROCESS ELECTRONICALLY.

        If we are unable to increase the percentage of transactions that we process electronically, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. We processed electronically 45% of our transactions for the year ended June 30, 1999 and 52% of the transactions for the six months ended December 31, 1999. Our future profitability will depend, in part, on our ability to increase the percentage of transactions we process electronically. Compared with conventional paper-based transactions, electronic transactions:

        - cost much less to complete;
        - give rise to far fewer errors, which are costly to resolve; and
        - generate far fewer subscriber inquiries and, therefore, consume far fewer customer care resources.

THE TRANSACTIONS WE PROCESS EXPOSE US TO CREDIT RISKS.

        Any losses resulting from returned transactions, merchant fraud or erroneous transmissions could result in liability to financial institutions, merchants or subscribers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic and conventional paper-based transactions we process expose us to credit risks. These include risks arising from returned transactions caused by:


        - insufficient funds;                     - payment disputes;
        - unauthorized use;                       - closed accounts;
        - stop payment orders;                    - theft;
        - frozen accounts; and                    - fraud.

        We are also exposed to credit risk from merchant fraud and erroneous transmissions.

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

        A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To successfully operate our business, we must be able to protect our payment processing and other systems from interruption by events that are beyond our control. For example, our system may be subject to disruption of service interruptions caused by hostile third parties similar to those experienced by many companies operating Internet websites during February 2000 or other instances of deliberate system sabotage. Other events that could cause system interruptions include:

        - fire;                                   - telecommunications failure;
        - natural disaster;                       - unauthorized entry; and
        - power loss;                             - computer viruses.

        For the fiscal year ended June 30, 1999, we incurred a charge of $2.7 million due to problems accessing and using our system. Without the charge, our loss from operations in our electronic commerce segment would have been $2.8 million compared to the actual $5.5 million we lost. These problems stemmed from system errors we experienced in April 1999 due to system degradation issues in connection with the migration of subscribers to our Genesis platform, which resulted in consumers inability to connect with and transmit data to our processing system. This system failure did not result in the loss of any consumer data.

        Although we completed the initial migration of some of our subscribers from our pre-existing data processing platforms to a new system that we call the Genesis platform, we will continue to migrate subscribers from non-Genesis platforms to the Genesis platform at the request of our other customers. Our main processing facility is located in Norcross, Georgia, and we have other processing facilities located in Ohio, Illinois and Texas. During the transition from the pre-existing platforms to the Genesis platform, we may be exposed to loss of data or unavailability of systems due to inadequate back-ups, reduced or eliminated redundancy, or both. Although we regularly back-up our data logs hourly and our overall system daily, as well as take other measures to protect against data loss and system failures, there is still some risk that we may lose critical data or experience system failures. We constantly review our usage and capacity constraints. We have engineered our systems to ensure that we never exceed 80% utilization of capacity at peak processing times. That means that, in general, we average processing at 40%-50% of capacity, with no peak time consuming more than 80% of the system's resources. As a precautionary measure, we have entered into disaster recovery agreements for the processing systems at all our sites, and we conduct business resumption tests on a scheduled basis. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

WE MAY EXPERIENCE SOFTWARE DEFECTS AND DEVELOPMENT DELAYS, DAMAGING CUSTOMER RELATIONS, DECREASING OUR POTENTIAL PROFITABILITY AND EXPOSING US TO LIABILITY.

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

        In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and customer agreements, we cannot assure you that these measures will be successful in limiting our liability.

WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES CAUSING OUR OPERATING RESULTS TO FLUCTUATE.

        We have historically experienced seasonal fluctuations in our net sales, and we expect to experience similar fluctuations in the future. If our net sales are below the expectations of securities analysts and investors due to seasonal fluctuations, our stock price could decrease unexpectedly. Our growth in new electronic commerce subscribers is affected by seasonal factors like holiday-based personal computer sales. These seasonal factors may impact our operating results by concentrating subscriber acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, on-line interactive service subscribers generally tend to be less active users during the summer months, resulting in lower revenue during this period.

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

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, PERMITTING COMPETITORS TO DUPLICATE OUR PRODUCTS AND SERVICES.

        Our success and ability to compete is dependent, in part, upon our proprietary technology, which includes our patent for our electronic billing and payment processing system, our source code information for our software products, and our operating technology. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology. In addition, we have been granted a patent for some features of our electronic billing and payment processing system, which we believe provides some measure of security for our technologies. If challenged, we cannot assure you that our patent will prove to be valid or provide the protection that we need. Further, the source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We generally enter into confidentiality and assignment agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, documentation and other proprietary information.

        Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy, reverse engineer or otherwise obtain and use our technology without authorization. In addition, the laws of some countries in which we sell our products do not protect software and intellectual property rights to the same extent as the laws of the U.S. Unauthorized copying, use or reverse engineering of our products could have a material adverse effect on our business, financial condition and results of operations.

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

OUR BUSINESS COULD BECOME SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD MAKE OUR BUSINESS MORE EXPENSIVE TO OPERATE.

        We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board or other federal agencies that regulate or monitor banks or other types of providers of electronic commerce services. A number of states have legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. Because electronic commerce in general, and most of our products and services in particular, are so new, the application of many of these laws and regulations is uncertain and difficult to interpret. The entities responsible for interpreting and enforcing these laws and regulations could amend these laws or regulations or issue new interpretations of existing laws or regulations. Any of these changes could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is also possible that new laws and regulations may be enacted with respect to the Internet, including taxation of electronic commerce activities. The adoption of any of these laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.

        The Federal Reserve rules provide that we can only access the Federal Reserve's ACH through a bank. If the Federal Reserve rules were to change to further restrict our access to the ACH or limit our ability to provide ACH transaction processing services, it could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

THE MARKET PRICE FOR OUR COMMON STOCK OF HAS BEEN VOLATILE.

        Our common stock is quoted on the Nasdaq National Market and we have experienced substantial volatility in our market price. During the period from December 15, 1999 to the date of this Form 10-K/A No. 1, the market price our common stock has been as high as $125.63 per share and as low as $28.50 per share.

        These historical fluctuations of the market price of our common have been and in the future may be the result of various factors, many of which are sometimes beyond our control. These factors may include, but are not limited to, the following:

        - actual or anticipated fluctuations in our operating results;
        - actual or anticipated fluctuations in our subscriber growth;
        - announcements by us, our competitors or our customers;
        - announcements of the introduction of new or enhanced products and services by us or our competitors;
        - announcements of joint development efforts or corporate partnerships in the electronic commerce market;
        - market conditions in the banking, telecommunications, technology and other emerging growth sectors;
        - rumors relating to our competitors or us; and
        - general market or economic conditions.

        In addition, the stock markets in general have experienced extreme price and volume fluctuations in the past that have affected the market price for our common stock, as well as the common stock of many technology companies. These price fluctuations are sometimes unrelated to the operating performance of the specific companies whose stock is affected by the fluctuations.

        In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. If we are subject to this type of litigation in the future, it could incur substantial costs and a diversion of management's attention and resources, potentially leading to a material adverse effect on the economic condition of these companies.

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

        The availability for future sale of a substantial number of shares of our common stock in the public market, or issuance of common stock upon the exercise of stock options, warrants or conversion of the notes or otherwise could adversely affect the market price for our common stock. As of January 31, 2000, we had outstanding 52,635,730 shares of our common stock, of which 34,532,321 shares of our issued and outstanding common stock were held by nonaffiliates. The holders of the remaining 18,103,409 shares were entitled to resell them only pursuant to a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of January 31, 2000, we had an additional 21,087,430 shares of our common stock available for future sale, including:

        - outstanding options to purchase 5,826,583 shares of our common stock, of which options for 1,428,287 shares were fully vested and exercisable at an average weighted exercise price of approximately $9.21 per share;
        - issued warrants to purchase 11,400,000 shares of our common stock, of which warrants for 2,725,000 shares were fully vested and exercisable at a weighted exercise price of approximately $20.86 per share;
        - up to 704,347 shares available for issuance under our Associate Stock Purchase Plan;
        - up to 799,943 shares available for issuance under our 401(k) Plan; and
        - up to 2,356,557 shares of our common stock issuable upon conversion of the 6 1/2% convertible subordinated notes.

        As of March 31, 2000, the following entities hold shares or warrants to purchase shares of our common stock in the following amounts:

        - Intuit, Inc., which holds 10,175,00 shares;
        - Integration Financial Network, L.L.C., which with current and former members, collectively holds warrants to purchase up to 9,700,000 shares, 2,700,000 of which are fully vested and exercisable; and
        - Bank One, which holds warrants to purchase 1,000,000 shares and may be entitled to receive warrants to purchase up to 2,000,000 additional shares, none of which are vested or exercisable.

        Each of Intuit, Integrion and Bank One may be entitled to registration rights. If Intuit, Integration or Bank One, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.

        If we complete the TransPoint acquisition, CheckFree Corporation will issue 17,000,000 shares of common stock as follows:

        - 8,567,250 shares to Microsoft;
        - 6,567,250 shares to First Data; and
        - 2,015,500 shares to Citibank.

        We have agreed with Microsoft, First Data and Citibank to file a shelf registration statement that would allow continuous resales of the shares that First Data will be limited in their ability to transfer their shares of common stock during the next three years pursuant to stockholder agreements with us, they will be able to transfer significant portions of their common stock in the future in both registered and unregistered sales. One year after the acquisition is completed, Microsoft and Citibank may be able to sell up to the greater of one percent of CheckFree Corporation's average weekly trading volume or one percent of CheckFree Corporation's outstanding common stock in reliance on registration exemptions. In addition, Microsoft and First Data will be permitted to a limited extent to engage in hedging transactions with respect to our common stock. Sales of substantial amounts of our common stock by either Microsoft or First Data, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

        We also have a stockholder rights plan that allows us to issue preferred stock with rights senior to those of our common stock without any further vote or action by our stockholders. The issuance of our preferred stock under the stockholder rights plan could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock. In some circumstances, the issuance of preferred stock could have the effect of decreasing the market price of our common stock.

        We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder's acquisition of our stock was approved in advance by our board of directors.

        In addition, both the commercial alliance agreement with Microsoft and the marketing agreement with First Data, each of which we will execute in connection with the closing of the TransPoint acquisition, both allow the termination of the agreement by Microsoft or First Data, as the case may be, under specific change of control circumstances. If either Microsoft or First Data terminates under these circumstances, we will lose a portion of the future revenue guarantees under the applicable agreement. This potential termination event could discourage third parties from acquiring us.

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

                                                                                                  COMMON STOCK
                                                                                                      PRICE
                                                                                                      -----
FISCAL PERIOD                                                                               HIGH                LOW
-------------                                                                               ----                ---

FISCAL 1998
First Quarter.......................................................................         $23.13           $16.50
Second Quarter......................................................................         $31.44           $20.25
Third Quarter.......................................................................         $28.50           $20.00
Fourth Quarter......................................................................         $30.63           $20.44

FISCAL 1999
First Quarter.......................................................................         $31.50           $ 8.25
Second Quarter......................................................................         $23.44           $ 5.75
Third Quarter.......................................................................         $46.00           $20.63
Fourth Quarter......................................................................         $69.13           $24.50

FISCAL 2000
First Quarter.......................................................................         $44.25           $23.13
Second Quarter......................................................................        $107.50           $34.00
Third Quarter ......................................................................        $125.63           $55.77
Fourth Quarter(through April 24, 2000)..............................................         $70.75           $28.50

         On April 24, 2000, the last reported bid price for our common stock on the Nasdaq National Market was $30.63 per share. As of April 24, 2000, there were approximately 556 holders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        We operate our business through three independent but inter-related divisions:

        - Electronic Commerce;
        - Investment Services; and
        - Software.

        During the fiscal year ended June 30, 1999, Electronic Commerce accounted for 68% of our revenues and Investment Services and Software each accounted for 16% of our revenues.

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997 and Mobius Group, Inc. in March 1999. On December 21, 1999 we announced the planned acquisition of BlueGill Technologies, Inc. and expect this transaction to close in the quarter ended June 30, 2000.

        During fiscal 2000, we announced a new pricing structure to our financial institution customers. The new pricing program includes a fee based on the number of transactions processed, a small per subscriber fee and a fixed monthly fee to cover our infrastructure costs. Our traditional financial institution pricing structure was based primarily on subscriber fees, which grew roughly proportionally to the number of subscribers added, regardless of activity. Both programs provide for monthly minimum fees. Until we see significant increases in the number of electronic billing and payment customers enrolling through financial institutions, we do not anticipate that this pricing change will have a significant impact on our revenues. Once the subscriber growth rates begin to accelerate and financial institutions adopt the new pricing program, revenue growth will become more dependent upon consumer usage of our services. As of December 31, 1999, only one financial institution had adopted the new pricing program. From an efficiency perspective, electronic payment of bills is significantly less expensive than traditional paper based payments. Since June 1998 we have increased our electronic payments ratio from 32% of total payments processed to over 52% by December 1999. Improvement in this important metric drives down our variable costs and results in increased gross profits in our electronic payment business.

        In March 1997, we introduced electronic billing -- "E-bill" -- which enables merchants to deliver billing information as well as marketing materials to their customers electronically over the Internet. Through December 1999 we have placed 62 billers into production and are now delivering in excess of 38,000 electronic bills monthly through E-Bill. We derive revenue from our billers on a per bill presented basis.

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

        The following table sets forth percentages of revenue represented by consolidated statements of operations data:



                                                     YEAR ENDED JUNE 30,
                                               ---------------------------------
                                                 1997       1998        1999
                                               ---------  ----------  ----------
Total revenues                                   100.0%     100.0%      100.0%
Expenses:
   Cost of processing, servicing and
     support.............................         58.2       55.6        58.7
   Research and development..............         18.6       15.5         8.4
   Sales and marketing...................         18.5       12.3        12.9
   General and administrative............         10.6        8.8        12.6
   Depreciation and amortization.........         14.1       10.7         9.8
   In-process research and development...         79.3        0.3         0.9
   Charge for stock warrants.............           --       14.0          --
   Exclusivity amortization..............          3.4        1.3          --
                                               ---------  ----------  ----------
                Total expenses...........        202.8      118.5       103.3
   Net gain on dispositions of assets....          3.5       15.4         1.8
                                               ---------  ----------  ----------
   Loss from operations..................        (99.3)      (3.1)       (1.5)
   Interest:
      Income.............................          1.2        1.5         1.1
      Expense............................         (0.4)      (0.3)       (0.2)
                                               ---------  ----------  ----------
   Loss before income taxes..............        (98.5)      (1.9)       (0.6)
   Income tax benefit....................         (6.8)      (0.3)       (4.8)
                                               ---------  ----------  ----------
   Net income (loss).....................        (91.7)%     (1.6)%       4.2%
                                               =========  ==========  ==========


RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1998 AND 1999

        Revenues. Our total reported revenue increased by $16.2 million, or 7%, from $233.9 for the year ended June 30, 1998 to $250.1 million for the year ended June 30, 1999. This increase in revenue was due to growth in our Electronic Commerce and Investment Services segments, offset by a decrease in our Software segment. The decrease in our Software segment revenue was the result of our divestitures of some of our software businesses. We divested our recovery management business in August 1997, our item processing business in March 1998, our wire and electronic banking businesses in April 1998, our leasing business in July 1998, our mortgage business in September 1998 and our imaging business in October 1998.

        On a pro forma basis, excluding the impact of our divested software businesses, the discontinuance of our web investor business in our Electronic Commerce segment in June 1998, and revenue from the Mobius Group acquisition in our Investment Services segment in March 1999, our total revenue increased 21%, from $204.4 million for the year ended June 30, 1998 to $246.4 million for the year ended June 30, 1999. The increase in our pro forma revenue from fiscal 1998 to fiscal 1999 was driven by increases of 23% in our Electronic Commerce segment, 26% in our Investment Services segment and 6% in our Software segment. Our growth in pro forma Electronic Commerce revenue was driven primarily by subscriber growth from approximately 2.4 million at June 30, 1998 to nearly 3.0 million at June 30, 1999. Our growth in pro forma Investment Services revenue was driven primarily by an increase in portfolios managed from approximately 500,000 at June 30, 1998 to approximately 700,000 at June 30, 1999, offset by lower average revenue per portfolio, as marketing efforts have shifted the mix of new business toward retail versus institutional portfolios. Although demand has been somewhat dampened due to customer focus on Year 2000 projects, in our Software segment we had moderate pro forma revenue growth, primarily due to increased implementations in our automated clearinghouse product line.

        Our reported processing and servicing revenue increased by $41.8 million, or 26%, from $159.3 million for the year ended June 30, 1998 to $201.1 million for the year ended June 30, 1999. On a pro forma basis, adjusted for revenue contributed by our acquisition of Mobius Group in March 1999 and the discontinuance of our web investor business in our Electronic Commerce segment in June 1998, revenue increased by 26% from $158.4 million for the year ended June 30, 1998 to $199.2 million for the year ended June 30, 1999. This growth was primarily the result of increases in our subscribers in our Electronic Commerce segment and the number of portfolios managed in our Investment Services segment as discussed in the foregoing paragraph. In January 1999, we announced the signing of a material Internet distribution agreement with Yahoo! Although there are no guarantees in the timing or extent of its success, we believe this agreement has the potential to provide significant increases in the number of our subscribers over the next year and beyond. Due to introductory promotional pricing incentives, we do not expect significant incremental revenue from this channel in fiscal year 2000. Longer term, our per subscriber revenue contribution from the Internet portal channel is expected to be comparable to our existing financial institution channel.

        Our reported license revenue declined by $13.0 million, from $29.0 million for the year ended June 30, 1998 to $16.0 million for the year ended June 30, 1999. This decline was primarily due our divestitures of some of our software business previously described. On a pro forma basis, excluding the impact of the divested software businesses, our license fee revenue declined by $1.3 million, from $17.0 million for the year ended June 30, 1998 to $15.7 million for the year ended June 30, 1998. The pro forma decline in license fee revenue was primarily due to softness in our software sales resulting from purchasing moratoriums imposed by customers and potential customers focusing on their Year 2000 issues.

        Our reported maintenance revenue declined by $8.1 million, from $25.8 million for the year ended June 30, 1998 to $17.7 million for the year ended June 30, 1999. On a pro forma basis, excluding the impact of our divestitures of some of our software businesses, previously mentioned, our maintenance fee revenue increased by $0.7 million, from $16.1 million for the year ended June 30, 1998 to $16.8 million for the year ended June 30, 1999. The increase in our pro forma maintenance revenue was primarily due to first year maintenance revenue related to new software sales generated in the second half of fiscal 1998 combined with high retention rates and moderate price increases related to renewal maintenance revenues.

        Our reported other revenue, consisting mainly of consulting fees, declined by $4.4 million from $19.8 million for the year ended June 30, 1998 to $15.4 million for the year ended June 30, 1999. On a pro forma basis, excluding the impact of our divested software businesses, our other revenue increased by $1.8 million, from $12.9 million for the year ended June 30, 1998 to $14.7 million for the year ended June 30, 1999. The increase was primarily due to implementations related to new software sales in the second half of fiscal 1998 and early fiscal 1999 and consulting projects related to implementations and client requested Year 2000 contract-based assistance in our Investment Services segment.

        Cost of Processing, Servicing and Support. Our processing, servicing and support costs consist primarily of data processing costs, customer care, technical support, third party transaction fees and consulting delivery costs. The cost of processing, servicing and support was $129.9 million or 55.6% of total revenue for the year ended June 30, 1998 and $146.7 million or 58.7% of total revenue for the year ended June 30, 1999. Our processing, servicing and support cost as a percentage of servicing only revenue, which includes all revenue except license revenue, was 63.4% for the year ended June 30, 1998 and 62.7% for the year ended June 30, 1999.

        Revenue growth in our Electronic Commerce segment slowed as financial institutions have been focusing on converting our electronic billing and payment offerings from a PC software-based to a web-based product, which has depressed the denominator in the ratio of cost of processing, servicing and support to processing only revenue. On the cost side, or the numerator in this ratio, we continue to focus attention on increasing the percentage of electronic versus paper based payments. On a per transaction basis, electronic payments are significantly less expensive than paper based payments. Our electronic payment percentage has increased from approximately 31% at June 30, 1998 to approximately 45% at June 30, 1999. Although we continued to realize cost savings as a result of our successful efforts to increase the percentage of our bill payment transactions processed electronically versus paper, during this period, we continued to invest in added capacity in anticipation of expected revenue growth as our customers complete their web-based conversions and refocus their efforts on marketing these products to achieve higher subscriber growth. While subscriber growth during the third and fourth quarters of fiscal 1999 was approximately 6%, Internet-based subscriber growth in the same quarters exceeded 20%, which may indicate that web-based offerings will spur consumer adoption. Additionally, we are incurring the costs of implementing customers for electronic billing and payment for E-Bill without receiving adequate revenue to fully offset the costs. Finally, our Yahoo! distribution agreement has resulted in an increase in our operating expenses during the second half of fiscal 1999. These additional operating costs for professional service programs to support timely and effective electronic billing and payment offerings by billers, investments in hardware, software and technical staff to deliver dial-tone quality to up to one million additional subscribers and additional customer care staff and related training, will continue into fiscal year 2000.

        Research and Development. Our research and development costs consist primarily of salaries and consulting fees paid to software engineers and business development personnel and were stated net of capitalized software development costs. Our research and development costs were $36.3 million or 15.5% of total revenue for the year ended June 30, 1998 and $21.1 million or 8.4% of total revenue for the year ended June 30, 1999. The divested software businesses incurred research and development costs of $8.5 million in the year ended June 30, 1998. Additionally, upon completion of the base Genesis platform in late fiscal 1998 and the transition of resources from Year 2000-related projects that may not be capitalized for GAAP purposes, we capitalized software development costs of $0.7 million for the year ended June 30, 1998 and $7.4 million in the year ended June 30, 1999. As a result, on an absolute dollar basis and net of divested business units, our total research and development expenditures and capitalized software development costs remained constant at $28.5 million for the years ended June 30, 1998 and 1999. We are continuing to invest significantly in research and development in all three of our business segments in anticipation and support of expected revenue growth, quality improvement and efficiency enhancement opportunities.

        Sales and Marketing. Our sales and marketing expenses consist primarily of salaries and commissions of sales and product marketing associates, public relations and advertising costs, customer acquisition fees, and royalties paid to distribution partners. Our sales and marketing costs were $28.8 million or 12.3% of total revenue for the year ended June 30, 1998 and $32.4 million or 12.9% of total revenue for the year ended June 30, 1999. Reduced sales and marketing expenses resulting from our divested software businesses have been replaced by increased sales expenses related to activities in our electronic billing area and funding for the creation and launch of a new trade group, the Electronic Banking Association, which is expected to increase the general population's awareness of, and interest in, the electronic banking industry. Additionally, during the fourth quarter of fiscal 1999, we experienced a system error that led some users of our electronic bill payment service to experience intermittent problems accessing and using the system. In response to this situation, we provided service fee credits of approximately $1.9 million, over and above contractually determined penalties, to our financial institution customers. Our sales and marketing expenses are expected to increase in fiscal 2000 upon the launch of products related to our Yahoo! distribution agreement.

        General and Administrative. Our general and administrative expenses consist primarily of salaries for administrative, executive, accounting and finance, and human resource employees. Our general and administrative expenses were $20.7 million or 8.8% of total revenue for the year ended June 30, 1998 and $31.5 million or 12.6% total revenue for the year ended June 30, 1999. During the year ended June 30, 1999 we recognized several non-recurring charges including: $1.3 million in real estate expenses related to the sale of a facility in Columbus, Ohio and a separate move to a new facility in Jersey City, New Jersey, $0.9 million in charges related to an uncompleted follow-on stock offering in June 1999, $0.6 million in charges related to the establishment of a benefits company intended to better manage future benefit expenses in anticipation of growth in associates, and charges to third parties to support various other tax and legal related matters. The divestiture of our various software businesses has not resulted in a corresponding reduction in existing infrastructure since business specific systems and administrative functions must remain to support our retained software businesses and our growing Electronic Commerce and Investment Services segments. As anticipated revenue growth materializes, we expect general and administrative expenses to decline as a percentage of revenue from its current level and return to levels more in line with our historical experience.

        Depreciation and Amortization. Our depreciation and amortization expenses were $25.0 million for the year ended June 30, 1998 and $24.6 million for the year ended June 30, 1999. Our divestiture of several software businesses resulted in a significant reduction in depreciation and amortization from the elimination of both tangible and intangible assets. These reductions have been offset by incremental depreciation resulting from significant capital investments throughout fiscal 1998 and 1999 in support of the data center migration to our Norcross, Georgia facility, the development of the Genesis project and the support of new business initiatives like preparation for the release of products related to our Yahoo! distribution agreement.

        In-Process Research and Development. The in-process research and development charge of $2.2 million incurred in fiscal 1999 resulted from our purchase of the Mobius Group in March 1999. Please refer to the Notes to Consolidated Financial Statements included in this Form 10-K/A No. 1 for a detailed discussion of this charge. Since the Mobius acquisition, the M-Plan Retirement and Estate Planning Module was delivered on schedule in May 1999 and the M-Search Revision, M-Vest Revision and M-Plan Cash Flow, Tax and Education modules are all expected to be delivered as planned on the expected release dates as outlined in the footnote referred to above. The in-process research and development charge of $0.7 million in fiscal 1998 resulted from our acquisition of Advanced Mortgage Technology, Inc. in October 1997. The related development projects from the AMTI acquisition continued as planned until the time the software and assets of the mortgage product line, including these projects, were sold in September 1998.

        Charge for Stock Warrants. The $32.8 million charge for stock warrants in the year ended June 30, 1998 resulted from two separate transactions. A $32.4 million charge resulted from the vesting of three million warrants in March 1998 related to a ten year processing agreement with Integrion that we announced in October 1997. A $0.4 million charge resulted from the vesting of 25,000 warrants in June of 1998 related to a five year consulting agreement with a third party. These non-cash charges were based on a Black-Scholes option pricing model valuation of the warrants at the date of vesting. An additional seven million warrants will vest incrementally upon achievement of a series of strategic targets and each incremental vesting will result in a future non-cash charge based on the fair market value of warrants and our common stock at the date of vesting.

        Exclusivity Amortization. The exclusivity amortization of $3.0 million in the year ended June 30, 1998 was the final amortization related to an exclusivity arrangement we entered into with Intuit, Inc. in conjunction with our purchase of Intuit Services Corporation in January 1997.

        Net Gain on Dispositions of Assets. The net gain of $36.2 million in the year ended June 30, 1998 was the result of several transactions. We recorded gains on the sales of our recovery management business of $28.2 million, our item processing business of $3.2 million and our wire and electronic banking businesses of $14.7 million. The gains in 1998 were offset by a loss on the sale of our leasing business of $4.7 million, expected losses on non-cancelable contracts and related costs totaling $1.0 million resulting from the decision to exit the web investor portion of our Electronic Commerce segment and charges totaling $4.2 million for equipment and other assets related primarily to data center consolidations where we determined that the book value of the assets exceeded their net realizable value. The net gain of $4.6 million in the year ended June 30, 1999 was also the result of several transactions. We recorded gains on the sale of our mortgage business of $6.4 million and the sale of a building in Columbus, Ohio of $1.1 million and offset these gains with a loss on the sale of our imaging business of $2.9 million.

        Interest. Our interest income decreased from $3.5 million for the year ended June 30, 1998 to $2.8 million for the year ended June 30, 1999. The reduction was primarily due to a decrease in average cash and investments from

$49.3 million for the year ended June 30, 1998 to $43.3 million for the year ended June 30, 1999. Cash proceeds from the various software divestitures in fiscal 1998 and early in fiscal 1999 were significantly offset by a share repurchase in the first and second quarters of fiscal 1999.

        Our interest expense remained constant at $0.6 million for the years ended June 30, 1998 and 1999. At the end of fiscal 1999 we paid off approximately $2.5 million in debt related to the sale of our building in Columbus, Ohio. We expect leasing activities to increase in fiscal 2000 that will more than offset interest expense savings resulting from the debt reduction.

        Income Taxes. Our effective tax rate was 14.8% for the year ended June 30, 1998 and was not meaningful in the year ended June 30, 1999. The difference in our effective rate and our statutory rate of 35% in fiscal 1998 was primarily due to non-deductible in-process research and development expenses, non-deductible intangible amortization and state and local taxes. In fiscal 1999, we recorded a one-time tax benefit of approximately $12.2 million arising out of the medical benefits management subsidiary. Net of this one-time benefit, the resulting tax expense would have been $0.2 million against a pre-tax loss of $1.6 million. The difference between this adjusted number and the statutory rate of 35% is primarily due to non-deductible in-process research and development expenses, non-deductible intangible amortization and state and local taxes.

YEARS ENDED JUNE 30, 1997 AND 1998

        Revenues. Our total revenue increased by $57.5 million, or 32.6%, from $176.4 million for the year ended June 30, 1997 to $233.9 million for the year ended June 30, 1998. We eliminated estimated purchased profits in deferred revenues assumed in our Servantis acquisition in February 1996 as a purchase accounting adjustment, reducing 1997 revenue by approximately $7.8 million.

        On a pro forma basis, our total revenue increased 32.3% as a result of growth of 50% in our Electronic Commerce segment, 33% in our Investment Services segment and 6% in our Software segment. The pro forma results are defined as prior year results excluding the elimination of purchased profits and adjusting for our Intuit Services Corporation acquisition and divestitures of our securities business which was sold in October 1996, our credit card processing business which was sold in March 1997, and our recovery management business which was sold in August 1997. Our pro forma growth in our Electronic Commerce segment was driven primarily by an increase in subscribers from approximately
1.7 million at June 30, 1997, which number includes the Intuit Services Corporation subscribers acquired in January 1997, to approximately 2.4 million at June 30, 1998. Our Investment Services revenue growth was primarily due to an increase in portfolios managed from approximately 350,000 at June 30, 1997 to over 500,000 at June 30, 1998. Growth in our Software segment was primarily the result of license and related maintenance and services growth in the reconciliation and compliance product lines from fiscal 1997 to fiscal 1998. It should be noted that the rate of our subscriber growth is primarily determined by the direct marketing efforts of our financial institution clients. Historical subscriber growth, therefore, may not be indicative of future growth. For example, in the fourth quarter of fiscal 1998, many of our financial institution clients reduced marketing efforts to their customers to convert from a PC-based software offering to a more efficient web-based offering, which resulted in a lower rate of subscriber growth that continued throughout fiscal 1999.

        Our reported processing and servicing revenue increased from $94.5 million for the year ended June 30, 1997 to $159.3 million for the year ended June 30, 1998. On a pro forma basis, excluding the elimination of purchased profits and the sale of our recovery management business, processing and servicing revenue increased by 46% from $109.4 million for the year ended June 30, 1997 to $159.3 million for the year ended June 30, 1998. This growth was due primarily to the increase in subscribers in our Electronic Commerce segment and the increase in portfolios managed in our Investment Services segment previously discussed.

        Our reported merchant discount revenue decreased from $10.0 million for the year ended June 30, 1997 to $0 for the year ended June 30, 1998 due to the sale of our credit card processing business in March 1997.

        Our reported license fee revenue decreased from $33.1 million for the year ended June 30, 1997 to $29.0 for the year ended June 30, 1998. On a pro forma basis, adjusting for the sales of our securities and recovery management businesses, license revenue increased from $26.3 million in fiscal 1997 to $29.0 million in fiscal 1998. Increases in our pro forma license revenue were driven primarily by growth in reconciliation and compliance software sales.

        Our reported maintenance revenue increased from $22.6 million for the year ended June 30, 1997 to $25.8 million for the year ended June 30, 1998. On a pro forma basis, excluding elimination of purchased profits and adjusting for the sales of our securities and recovery management businesses, our maintenance revenue increased from $25.2 million for the year ended June 30, 1997 to $25.8 million for the year ended June 30, 1998. Increases from maintenance price increases of approximately 7% and first year maintenance from new license sales were offset by customer retention rates in the mid-to-upper 80% range.

        Our reported other revenue, consisting mainly of consulting fees, increased from $16.3 million for the year ended June 30, 1997 to $19.8 million for the year ended June 30, 1998. On a pro forma basis, excluding the elimination of purchased profits and adjusting for the sales of our securities and recovery management businesses, other revenue increased from $15.9 million for fiscal 1997 to $19.8 million for fiscal 1998. Year to date increases were due to increased implementations in all of our business segments.

        Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $102.7 million or 58.2% of total revenue for the year ended June 30, 1997 and $129.9 million or 55.6% of total revenue for the year ended June 30, 1998. Our cost of processing, servicing and support as a percentage of servicing only revenue, which includes all revenue except license revenue, and net of purchased profits of $6.5 million in the 1997 servicing only revenue, was 68.5% for the year ended June 30, 1997 and 63.4% for the year ended June 30, 1998. The efficiency improvement from fiscal 1997 to fiscal 1998 was due primarily to the economies of scale and leverage inherent in our business model as well as an increase in the percentage of electronic transaction processing versus paper processing, which resulted in lower customer care and remittance costs per transaction. For the year ended June 30, 1998, we added 10% to the rate of payments processed electronically. Electronic transactions for Intuit Services Corporation operations alone increased from 10% at June 1997 to 19% at June 1998.

        Research and Development. Our research and development costs were $32.9 million or 18.6% of total revenue for the years ended June 30, 1997 and $36.3 million or 15.5% of total revenue for the year ended June 30, 1998. Excluding purchased profits, research and development costs were 17.8% of total revenue for the year ended June 30, 1997 and 15.5% of total revenue for the year ended June 30, 1998. The absolute dollar increase of $3.4 million was primarily due to additional resources supporting our platform integration efforts referred to as project Genesis and efforts associated with Year 2000 compliance activities. There were no software development costs capitalized for Year 2000 activities or for project Genesis in either fiscal year, however approximately $0.7 million of software development cost was capitalized in fiscal 1998 for initial phases of key customer care and electronic billing initiatives.

        Sales and Marketing. Our sales and marketing costs were $32.7 million or 18.5% of total revenue for the years ended June 30, 1997 and $28.8 million or 12.3% of total revenue for the year ended June 30, 1998. In conjunction with our purchase of Intuit Services Corporation, we agreed to pay a $1.0 million per month marketing charge to Intuit Inc. for six months commencing in February 1997. Excluding purchased profits and five months of Intuit Inc. marketing charges in fiscal 1997 and one month in fiscal 1998, our sales and marketing costs were 15.0% of total revenue for the year ended June 30, 1997 and 11.9% of total revenue for the years ended June 30, 1998. Underlying costs as a percentage of revenue has declined due to economies of scale and leverage inherent in our business model.

        General and Administrative. Our general and administrative expenses were $18.7 million or 10.6% of total revenue for the year ended June 30, 1997 and $20.7 million or 8.8% of total revenue for the year ended June 30, 1998. Excluding purchased profits, our general and administrative expenses were 10.2% of total revenue for the year ended June 30, 1997 and 8.8% of total revenue for the year ended June 30, 1998. Overall, our general and administrative costs decreased as a percentage of revenue from fiscal 1997 to fiscal 1998 due to our ability to leverage corporate support services as revenue continues to grow.

        Depreciation and Amortization. Our depreciation and amortization expenses increased slightly from $24.9 million for the year ended June 30, 1997 to $25.0 million for the year ended June 30, 1998. Amortization declined due to the sales of our securities business in October 1996, our recovery management business in August 1997, our item processing business in March 1998 and our wire and electronic banking businesses in April 1998, reductions in intangible assets related to the release of a deferred tax benefit valuation allowance in the quarter ended September 30, 1997 and a purchase price adjustment related to our Intuit Services Corporation acquisition in the quarter ended December 31, 1997. These reductions were offset by depreciation and amortization resulting from purchases of property, plant and equipment required for Genesis development, data center centralization and in support of growth of the business and tangible and intangible asset additions related to our purchase of Intuit Services Corporation in January 1997.

        In-Process Research and Development. The in-process research and development charge of $140.0 million in 1997 was related to our purchase of Intuit Services Corporation and $0.7 million in 1998 was related to our purchase of Advanced Mortgage Technologies, Inc. Amounts allocated to in-process research and development for each of the acquisitions were based on independent appraisals and were expensed at the time of the related acquisition.

        Charge for Stock Warrants. The $32.8 million charge for stock warrants in the year ended June 30, 1998 resulted from two separate transactions. A $32.4 million charge resulted from the vesting of three million warrants in March 1998 related to a ten-year processing agreement that we announced in October 1997 with Integrion. A $0.4 million charge resulted from the vesting of 25,000 warrants in June of 1998 related to a five-year consulting agreement with a third party. These non-cash charges were based on a Black-Scholes option pricing model valuation of the warrants at the date of vesting. An additional seven million warrants will vest incrementally upon achievement of a series of strategic targets and each incremental vesting of warrants will result in a future non-cash charge based on the fair market value of our common stock at the date of vesting.

        Exclusivity Amortization. The exclusivity amortization expense in the years ended June 30, 1997 and 1998 were the result of the exclusivity arrangement we entered into with Intuit, Inc. in connection with our purchase of Intuit Services Corporation in January 1997.

        Net Gain on Dispositions of Assets. The net gain on dispositions of assets totaling $6.3 million in the year ended June 30, 1997 resulted from the sale of the credit card business in March 1997. The gain of $36.2 million in fiscal 1998 was the net result of several transactions. We realized gains on the sales of our recovery management business of $28.2 million, our item processing business of $3.2 million, and electronic banking and wire businesses of $14.7 million. These gains were offset by an anticipated loss from the pending sale of the leasing business of $4.7 million, expected losses on non-cancelable contracts and related costs totaling $1.0 million resulting in the decision to exit the web investor portion of our Investment Services segment and charges totaling $4.2 million for equipment and other assets related primarily to data center consolidations where we determined the book value of the assets exceeded their net realizable value.

        Interest. Our interest income increased by $1.3 million or 59%, from $2.2 million for the year ended June 30, 1997 to $3.5 million for the year ended June 30, 1998. This increase was the result of an increase in average cash and investments from $39.2 million to $49.3 million combined with an increase in average yield.

        Our interest expense decreased from $0.8 million for the year ended June 30, 1997 to $0.6 million for the years ended June 30, 1998 due to lower outstanding notes payable and capital lease obligations from fiscal 1997 to fiscal 1998.

        Income Taxes. Our effective income tax benefit was 6.9% for the year ended June 30, 1997 and 14.8% for the year ended June 30, 1998. For both years, the difference between our effective rate and the statutory rate of 35% was due primarily to non-deductible in-process research and development expenses, non-deductible intangible amortization, and state and local taxes.

SEGMENT INFORMATION

        The following table sets forth our operating revenue and operating income by industry segment for the periods noted. Charges identified as exclusivity amortization, in-process research and development, charge for stock warrants, net gain on dispositions of assets were separated from the operating results of the segment for a better understanding of the underlying performance of each segment. Explanations of these charges can be found above:

                                                    YEAR ENDED JUNE 30,
                                            -----------------------------------
                                               1997         1998         1999
                                            ---------    ---------    ---------
                                                     (in thousands)

Operating revenue:
   Electronic commerce ..................   $  85,926    $ 137,972    $ 169,443
   Software .............................      68,113       66,143       41,384
   Investment services ..................      22,406       29,749       39,304
                                            ---------    ---------    ---------
            Total operating revenue .....   $ 176,445    $ 233,864    $ 250,131
                                            =========    =========    =========

Operating income (loss):
   Operating income (loss) excluding
     specific items:
      Electronic commerce ...............   $ (20,487)   $  (1,342)   $  (5,490)
      Software ..........................       4,324        8,393       14,637
      Investment services ...............       2,171        6,225        8,093
      Corporate .........................     (21,449)     (20,116)     (23,348)
   Specific items:
      Exclusivity amortization ..........      (5,958)      (2,963)          --
      In-process research and development    (140,000)        (719)      (2,201)
      Charge for stock warrants .........          --      (32,827)          --
      Net gain on dispositions of assets.       6,250       36,173        4,576
                                            ---------    ---------    ---------
            Total operating income (loss)   $(175,149)   $  (7,176)   $  (3,733)
                                            =========    =========    =========

YEARS ENDED JUNE 30, 1998 AND 1999

        Revenue in our Electronic Commerce segment increased by 23%, or $31.4 million, from $138.0 million for the year ended June 30, 1998, to $169.4 million for the year ended June 30, 1999. This increase was primarily due to an increase in subscribers from approximately 2.4 million at June 30, 1998 to approximately
3.0 million at June 30, 1999.

        Our operating loss in our Electronic Commerce segment increased from a loss of $1.3 million for the year ended June 30, 1998 to a loss of $5.5 million for the year ended June 30, 1999. This increase in our operating loss was due to the temporary slowing of revenue growth caused by financial institutions converting their personal computer-based systems to our new web-based platform. At the same time, we continued to invest in our payment processing infrastructure to enhance our future quality and efficiency in anticipation of the revenue growth expected when financial institutions complete their technology conversions and refocus their marketing efforts on new subscriber growth. These investments include additional customer care resources geared toward improved quality and significant E-Bill implementation costs, which were not offset by additional revenue during the year ended June 30, 1999.

        As of June 30, 1999, we had activated 29 billers for our E-Bill product offering, had an additional 21 billers actively engaged in the implementation process and had another 14 awaiting implementation. We believe that as we continue to activate additional billers for our electronic billing and payment product offerings, the number of users will continue to increase, which should drive revenue and operating income growth in the future.

        In January 1999, we announced a distribution agreement with Yahoo! designed to promote on-line billing, payment and electronic banking to Internet users. Our planned investments related to this agreement has placed downward pressure on margins in the second half of fiscal 1999, however, these costs will prepare us for up to one million additional subscribers for our services. These investments have allowed us to grow our professional services and customer care staff to support anticipated greater deployment of electronic billing and payment services by billers, as well as expand our sales and marketing and related training activities.

        In April 1999, we experienced a system error that led some users of our electronic bill payment service to experience intermittent problems accessing and using the system. As a result of this outage, we recorded charges totaling $2.7 million. Net of this charge, the operating loss in our Electronic Commerce segment would have been $2.8 million in the year ended June 30, 1999.

        Revenues in our Software segment declined by $24.7 million or 37%, from $66.1 million for the year ended June 30, 1998 to $41.4 million for the year ended June 30, 1999. This decline reflects the impact of the divestiture of several of our software businesses. Excluding the effects of the divestitures, revenue in our Software segment rose by $2.2 million or 6%, from $37.4 million in the year ended June 30, 1998 to $39.6 million for the year ended June 30, 1999. Despite this increase, our license revenue was lower than anticipated due primarily to purchasing moratoriums imposed by potential customers who deferred new software purchases as a result of addressing their internal Year 2000 issues. This slowdown in license sales was offset by greater maintenance and consulting revenue resulting from prior sales of software licenses.

        Operating income in our Software segment increased from $8.4 million for the year ended June 30, 1998 to $14.6 million for the year ended June 30, 1999. Excluding the effects of the divestitures, operating income increased from $10.7 million for the year ended June 30, 1998 to $16.4 million for the year ended June 30, 1999. Of the increase in retained business operating income of $5.7 million, $2.2 million was a result of the revenue growth previously described and approximately $2.4 million was a reporting anomaly related to allocated corporate fixed costs in the fiscal 1998 results. Our pro forma operating income in the year ended June 30, 1998 was carrying a full burden of allocated overhead from our Software segment to avoid unreasonably impacting other segments on a restated pro forma basis. When the effects of allocations are ignored, underlying operating profit margins in our Software segment remained fairly consistent from year to year.

        Revenues in our Investment Services segment increased by $9.6 million, or 32%, from $29.7 million for the year ended June 30, 1998 to $39.3 million for the year ended June 30, 1999. On March 8, 1999, we acquired Mobius Group to augment the product line of this segment. Investment consultants and asset managers may now use Mobius Group's M-Vest service to determine the ideal asset allocation for their clients; use M-Search to determine the ideal investment manager candidates; use CheckFree APL and APL wrap products to provide investment platform and trading tools; and use either M-Watch or CheckFree APL for their investment oversight and reporting to the end client. Excluding the effects of the acquisition, revenue increased by $7.6 million, or 26%, from $29.7 million for the year ended June 30, 1998 to $37.4 million for the years ended June 30, 1999. The increase was due primarily to an increase in the number of institutional portfolios managed from approximately 500,000 at June 30, 1998 to approximately 715,000 at June 30, 1999, offset somewhat by an increase in the number of retail brokerage accounts managed which carry a lower unit price.

        Operating income in our Investment Services segment increased from $6.2 million for the year ended June 30, 1998 to $8.1 million for the year ended June 30, 1999. Excluding the effects of the acquisition of Mobius Group, operating income increased from $6.2 million for the year ended June 30, 1998 to $8.7 million for the years ended June 30, 1999. This increase was due to the greater number of portfolios managed, offset somewhat by costs of approximately $0.9 related to the moving of the segment's main office in fiscal 1999.

        Expenses in our Corporate segment represent charges for human resources, legal, finance and various other unallocated overhead charges. The Corporate segment charges were $20.1 million and $23.3 million for the years ended June 30, 1998 and 1999, respectively. The fiscal 1999 results included one-time charges of $0.6 million incurred in December 1998 for the formation of a special-purpose subsidiary created to administer our employee medical benefits program; $0.4 million in real estate related charges incurred in the sale of a building in Columbus, Ohio in June of 1998; and $0.9 million in charges incurred in the preparation of a follow-on stock offering that was terminated in June 1998. Net of these one-time charges, our corporate charges remained relatively consistent at 8.6% of total revenue in both years.

YEARS ENDED JUNE 30, 1997 AND 1998

        Revenue in our Electronic Commerce business unit increased by $52.0 million, or 61%, from $85.9 million for the year ended June 30, 1997 to $137.9 million for the years ended June 30, 1998. On a pro forma basis, assuming twelve months of Intuit Services Corporation results are included in and the credit card processing business is excluded from reported results, our revenue increased 50%. This growth was driven primarily by growth in subscribers from approximately 1.7 million at June 30, 1997 to approximately 2.4 million at June 30, 1998.

        Operating losses in our Electronic Commerce segment improved from $20.5 million for the year ended June 30, 1997 to $1.3 million for the year ended June 30, 1998. On a pro forma basis, operating results improved from a loss of $31.4 million for the year ended June 30, 1997 to a loss of $1.3 million for the year ended June 30, 1998. Favorable operating results are primarily due to continued revenue growth as well as continued efficiency improvements in remittance and customer care costs, reduction in costs from the integration of Intuit Services Corporation and significant economies of scale and leverage inherent in the segment's business model. Cost improvements in customer care and remittance are primarily the result of growth in the percentage of electronic versus paper payments, year over year. In the fourth quarter of fiscal 1998, many of our financial institution clients reduced marketing efforts toward new subscribers to allow them time to convert from a PC based software front-end offering to a more efficient web-based offering. This resulted in a decline in quarter over quarter subscriber growth and had a dampening effect on subscriber growth going forward.

        Revenue in our Software segment decreased from $68.1 million for the year ended June 30, 1997 to $66.1 million for the years ended June 30, 1998. On a pro forma basis, adjusting the prior year to exclude the effect of purchased profits and to eliminate results of the divested credit management business, revenue increased by 6% year over year. Revenue growth was primarily the result of increased license sales driven by growth in our reconciliation and compliance products and related maintenance and services revenue generated from new license sales in fiscal 1997 and 1998.

        Operating profits in our Software segment improved from $4.3 million for the year ended June 30, 1997 to $8.4 million for the year ended June 30, 1998. On a pro forma basis, operating income increased from $5.3 million to $8.3 million for the same periods, respectively. Gains on the sale of divested businesses allowed us to release a deferred tax benefit valuation allowance which in turn reduced goodwill and other intangible assets resulting from our Servantis acquisition. Additionally, at the end of the third quarter of fiscal 1998, when we announced intentions to divest software units, related intangible assets were reclassified on the balance sheet as assets held for sale and we discontinued amortization on these assets at that time. The resulting decrease in intangible amortization in our Software segment on a year over year basis was approximately $3.7 million, which was the primary reason for the improvement.

        Revenue in our Investment Services segment increased from $22.4 million in the year ended June 30, 1997 to $29.7 million for the year ended June 30, 1998. This improvement is due primarily to an increase in portfolios managed from approximately 350,000 at June 30, 1997 to approximately 500,000 at June 30, 1998.

        Operating profits in our Investment Services segment increased from $2.2 million for the year ended June 30, 1997 to $6.2 million in the years ended June 30, 1998. Improvements in operating results were due to revenue growth and the leverage and economies of scale inherent in the segment's business model.

        Our Corporate segment incurred expenses of $21.4 million for the year ended June 30, 1997 and $20.1 million for the year ended June 30, 1998. The improvement was due to successful efforts to assimilate the various acquisitions and leverage the existing infrastructure in response to overall growth in the business.

YEAR 2000 READINESS

        We had a staff of approximately 100 technical associates on site to review and test our internal and third party systems through the evening of December 31, 1999 and into January 1, 2000. We had no significant internal systems issues arise as a result of crossing into the Year 2000, and interfaces with customers and suppliers have caused no adverse impact. While we continue to monitor our systems for any related issues that may arise, additional costs in this regard are anticipated only to the extent necessary to complete final documentation of the testing activities that we performed and for activities necessary to wind down our project team assigned to Year 2000.

        Although the development of Genesis has taken into account relevant Year 2000 issues, the planned conversion was not accelerated due to year 2000 issues and Year 2000 related costs in the development of the Genesis platform are therefore not included in our costs below. The following chart reflects our Year 2000 specific costs. The fiscal year 1999 and prior costs were attributed to remediation of legacy systems and applications. The year to date fiscal year 2000 costs include minor remediation and testing and verification activities. The cost to complete include the direct costs of the 100 associates that were on site on January 1, 2000 and through the weekend to perform final testing as we crossed into the Year 2000, as well as anticipated remaining project documentation and wind down costs.


                                                                         YTD
                            FISCAL       FISCAL         FISCAL         FISCAL          COST TO
BUSINESS SEGMENT            1997          1998           1999           2000          COMPLETE         TOTAL
----------------------    --------    -----------    -----------    -----------    -------------    -----------
                                                            (IN THOUSANDS)
Electronic commerce        $    0        $  100        $1,360        $  800           $   20           $2,280

Software                       --           500           525           171               10            1,206

Investment services            --           375           937           110               25            1,447

Corporate                      --            --           270            81               --              351
                           ------        ------        ------        ------           ------           ------
   Total                   $    0        $  975        $3,092        $1,162           $   55           $5,284
                           ======        ======        ======        ======           ======           ======


LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth a summary of cash flow activity and should be referred to in conjunction with statements regarding our liquidity and capital resources:

                                                                        SUMMARY OF CASH FLOWS FOR
                                                                           YEAR ENDED JUNE 30,
                                                                    --------------------------------
                                                                      1997        1998        1999
                                                                    --------    --------    --------
                                                                           (IN THOUSANDS)
Cash flow provided by (used in) operating activities ............   $ (8,472)   $(11,673)   $ 25,571
Cash flow provided by (used in) investing activities ............     25,553      12,767     (16,217)
Cash flow provided by (used in) financing activities ............     (5,982)      3,355     (33,443)
                                                                    --------    --------    --------
    Net increase  (decrease) in cash and cash  equivalents ......   $ 11,099    $  4,449    $(24,089)
                                                                    ========    ========    ========

         During the quarters ended September 30, 1998 and December 31, 1998, we expended approximately $31.2 million to repurchase shares of our own stock. In spite of this expenditure, we retained approximately $23.0 million in cash, cash equivalents and short-term investments as of June 30, 1999. Our June 30, 1999 balance sheet reflects a current ratio of 1.41 and working capital of $24.2 million.

         Over the next fiscal year, we expect to generate positive cash flow from our operations. Additionally, we are negotiating a significant lease line of credit to finance future equipment needs in support of expected growth.
We believe that existing cash, cash equivalents, short-term investments and available financing alternatives will be more than sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $20.0 million line of credit and are in the process of expanding this credit facility as well.

        For the year ended June 30, 1999, we generated $25.6 million of cash flow from operations. Of this amount, $14.3 million represented net proceeds from trading securities transactions, which GAAP requires us to reflect in cash flow from operations.

        From an investing perspective we used $40.4 million for the purchase of property and software, of which approximately $14.9 million was for the purchase of land and a building in Dublin, Ohio and another $6.4 million in leasehold improvements to ready the building for occupancy. The remaining $19.1 million was used for computer equipment and software and leasehold improvements in support of initiatives to grow the business and improve quality. We received $18.4 million from the net sale of the various software business divestitures during the fiscal year and the sale of a building in Columbus, Ohio and $14.9 million from the repayment of a note receivable established in fiscal 1998 related to the purchase of the Dublin, Ohio facility. We capitalized $8.0 million in software development costs related to new business initiatives in all three of our business segments. Additionally, we spent approximately $0.2 million in cash in connection with the acquisition of Mobius Group, purchased $1.9 million in held-to-maturity securities and received $1.0 million in proceeds from the sale of held-to-maturity securities.

        From a financing perspective, we used $31.3 million in the purchase of approximately 4.7 million shares of treasury stock for an average price of approximately $6.65 per share. We used $3.3 million in cash for principal payments under capital leases and another $3.6 million to fund an escrow account to release our obligation for bonds with the Department of Economic Development of the State of Ohio to facilitate the sale of land and a building in Columbus, Ohio. We received $2.9 million in proceeds from the exercise of options under the employee stock option plan and $1.9 million from the purchase of shares under the employee stock purchase plan.

        For the year ended June 30, 1998, we used $11.7 million of cash flow in operating activities. During this year, $24.5 million in net investments in trading securities were reflected as cash used in operations. In previous periods, all of our investments were classified as available for sale, and, therefore, related investment activities did not impact operating cash flow. The change to trading securities reflects efforts to maximize yields within our conservative investment guidelines and not to significantly impact the risk profile of our portfolio.

        From an investing perspective, we generated $54.9 million of cash from the sale of various software businesses, $24 million from sales and maturities of available-for-sale investments, $8.9 million from receipt of a purchase price adjustment related to our Intuit Services Corporation acquisition and $0.3 million from the sales of other assets. Investing receipts were offset by $27.9 million in investment in property additions, primarily for computer and operational equipment and facilities related to completion of the Genesis platform, $20.3 million in the purchase of investments, $14.9 million of investment in a note receivable in conjunction with the proposed purchase of a building in Dublin, Ohio, $10.0 million as final payment on the purchase of Intuit Services Corporation; payment of $1.0 million for the purchase of Advanced Mortgage Technology, Inc., and $0.7 million in capitalization of software development costs.

        From a financing perspective, $5.4 million of cash was provided by stock option exercises under our Stock Option Plans, stock purchases under our Associate Stock Purchase Plan and our matching contributions under our 401(k) Plan, which was offset by payments of $1.1 million in satisfaction of an outstanding note payable and $0.9 million in capital lease obligations.

        As a result of the above, our current ratio improved from 1.3 at June 30, 1997 to 2.3 at June 30, 1998 and related working capital increased from $20.0 million at June 30, 1997 to $78.2 million at June 30, 1998.

INFLATION

        We believe the effects of inflation have not had a significant impact on our results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The adoption of SOP 98-1 is not expected to have a material impact on our software capitalization policies or financial statement disclosures.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for our first quarter of fiscal 2001. We are in the process of evaluating the effects of this new statement.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K/A No. 1 include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability ,our operating and growth strategy, and Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business -- Business Risks" included elsewhere in this Annual Report on Form 10-K/A No.1 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Accordingly, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K/A No. 1 will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K/A No. 1 are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our consolidated balance sheets as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and the notes to the financial statements, together with the independent auditors' report thereon appear below.

          Our Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 below.

                  CHECKFREE HOLDINGS COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
  Independent Auditors' Report..............................   46
  Consolidated Balance Sheets...............................   47
  Consolidated Statements of Operations.....................   48
  Consolidated Statements of Stockholders' Equity...........   49
  Consolidated Statements of Cash Flows.....................   50
  Notes to Consolidated Financial Statements................   51


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CheckFree Holdings Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of CheckFree Holdings Corporation (the "Company") and its subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at June 30, 1998 and 1999, and the results of their operations and their cash flows for the years ended June 30, 1997, 1998 and 1999 in conformity with generally accepted accounting principles.

                                                /s/ DELOITTE & TOUCHE LLP
                                          --------------------------------------
                                                  Deloitte & Touche LLP

Atlanta, Georgia
August 9, 1999
(except for Note 22 as to which
the date is May 5, 2000)

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1999

                                                                1998         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  36,535    $  12,446
  Investments...............................................     24,533       10,266
  Accounts receivable, net..................................     32,960       45,660
  Assets held for sale......................................     15,881           --
  Note receivable...........................................     14,882           --
  Prepaid expenses and other assets.........................      4,678        7,800
  Deferred income taxes.....................................      7,231        6,513
                                                              ---------    ---------
          Total current assets..............................    136,700       82,685
Property and equipment, net.................................     50,920       69,823
Other assets:
  Capitalized software, net.................................     11,387       20,059
  Goodwill, net.............................................     25,138       32,280
  Other intangible assets, net..............................      5,336       13,595
  Investments...............................................      1,006        1,875
  Deferred income taxes.....................................     12,889       21,920
  Other noncurrent assets...................................      6,736       10,524
                                                              ---------    ---------
          Total other assets................................     62,492      100,253
                                                              ---------    ---------
                                                              $ 250,112    $ 252,761
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   8,536    $   9,634
  Accrued liabilities.......................................     25,160       26,971
  Current portion of long-term obligations..................      1,180        1,640
  Deferred revenue..........................................     19,710       20,195
  Income taxes payable......................................      3,876           --
                                                              ---------    ---------
          Total current liabilities.........................     58,462       58,440
Accrued rent and other......................................      1,329        3,536
Obligations under capital leases -- less current portion....      6,467        3,882
Commitments (Note 21)
Stockholders' equity:
  Preferred stock -- 15,000,000 authorized shares, $.01 par
     value; no amounts issued or outstanding................         --           --
  Common stock -- 150,000,000 authorized shares, $.01 par
     value; issued 56,364,839 and 57,305,659 shares,
     respectively; outstanding 56,364,839 and 51,756,278
     shares, respectively...................................        564          518
  Additional paid-in-capital................................    492,109      480,385
  Less:
     Treasury stock -- at cost; 963,295 shares, no shares,
      respectively..........................................     (4,362)          --
     Accumulated deficit....................................   (304,457)    (294,000)
                                                              ---------    ---------
          Total stockholders' equity........................    183,854      186,903
                                                              ---------    ---------
                                                              $ 250,112    $ 252,761
                                                              =========    =========

                See notes to consolidated financial statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Processing and servicing..........................  $    94,528    $   159,255    $   201,059
  Merchant discount.................................        9,994             --             --
  License fees......................................       33,088         28,952         15,975
  Maintenance fees..................................       22,567         25,848         17,746
  Other.............................................       16,268         19,809         15,351
                                                      -----------    -----------    -----------
          Total revenues............................      176,445        233,864        250,131
Expenses:
  Cost of processing, servicing and support.........      102,721        129,924        146,704
  Research and development..........................       32,869         36,265         21,085
  Sales and marketing...............................       32,670         28,839         32,354
  General and administrative........................       18,707         20,677         31,466
  Depreciation and amortization.....................       24,919         24,999         24,630
  In-process research and development...............      140,000            719          2,201
  Charge for stock warrants.........................           --         32,827             --
  Exclusivity amortization..........................        5,958          2,963             --
                                                      -----------    -----------    -----------
          Total expenses............................      357,844        277,213        258,440
  Net gain on dispositions of assets................        6,250         36,173          4,576
                                                      -----------    -----------    -----------
Loss from operations................................     (175,149)        (7,176)        (3,733)
Other:
  Interest income...................................        2,153          3,464          2,799
  Interest expense..................................         (834)          (632)          (618)
                                                      -----------    -----------    -----------
Loss before income taxes............................     (173,830)        (4,344)        (1,552)
Income tax benefit..................................      (12,017)          (641)       (12,009)
                                                      -----------    -----------    -----------
Net income (loss)...................................  $  (161,813)   $    (3,703)   $    10,457
                                                      ===========    ===========    ===========
Basic earnings (loss) per share:
  Net income (loss) per common share................  $     (3.44)   $     (0.07)   $      0.20
                                                      ===========    ===========    ===========
  Equivalent number of shares.......................   46,988,225     55,086,742     52,444,375
                                                      ===========    ===========    ===========
Diluted earnings (loss) per share:
  Net income (loss) per common share................  $     (3.44)   $     (0.07)   $      0.18
                                                      ===========    ===========    ===========
  Equivalent number of shares.......................   46,988,225     55,086,742     56,529,165
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                NUMBER OF     COMMON   ADDITIONAL     NUMBER OF      TREASURY                     TOTAL
                                SHARES OF     STOCK     PAID-IN       SHARES OF       STOCK     ACCUMULATED   STOCKHOLDERS'
                               COMMON STOCK   AT PAR    CAPITAL     TREASURY STOCK   AT COST      DEFICIT        EQUITY
                               ------------   ------   ----------   --------------   --------   -----------   -------------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Balance -- June 30, 1996.....   42,274,800     $423     $276,822        (757,536)    $   (629)   $(138,941)     $ 137,675
  Net loss...................           --       --           --              --           --     (161,813)      (161,813)
  Stock options exercised....      636,309        6          591              --           --           --            597
  Tax benefit associated with
    exercise of stock
    options..................           --       --          887              --           --           --            887
  Issuance of common stock
    and stock options
    pursuant to
    acquisitions.............   12,635,212      126      176,550              --           --           --        176,676
  Treasury stock acquired....           --       --           --        (284,016)      (5,378)          --         (5,378)
                                ----------     ----     --------      ----------     --------    ---------      ---------
Balance -- June 30, 1997.....   55,546,321      555      454,850      (1,041,552)      (6,007)    (300,754)       148,644
  Net loss...................           --       --           --              --           --       (3,703)        (3,703)
  Stock options exercised....      708,661        8        2,204              --          (47)          --          2,165
  Employee stock purchases...      109,857        1        1,572              --           --           --          1,573
  401(k) match...............           --       --           --          78,257        1,692           --          1,692
  Warrants issued............           --       --       32,827              --           --           --         32,827
  Tax benefit associated with
    exercise of stock
    options..................           --       --          656              --           --           --            656
                                ----------     ----     --------      ----------     --------    ---------      ---------
Balance -- June 30, 1998.....   56,364,839      564      492,109        (963,295)      (4,362)    (304,457)       183,854
  Net income.................           --       --           --              --           --       10,457         10,457
  Stock options exercised....      354,758        3        1,605              --           --           --          1,608
  Employee stock purchases...       48,748        1          968          48,631        1,070           --          2,039
  401(k) match...............           --       --           --          74,981          963           --            963
  Treasury stock acquired....           --       --           --      (4,709,698)     (31,336)          --        (31,336)
  Treasury stock retired.....   (5,549,381)     (55)     (33,610)      5,549,381       33,665           --             --
  Issuance of common stock
    pursuant to
    acquisition..............      537,314        5       17,995              --           --           --         18,000
  Tax benefit associated with
    exercise of stock
    options..................           --       --        1,318              --           --           --          1,318
                                ----------     ----     --------      ----------     --------    ---------      ---------
Balance -- June 30, 1999.....   51,756,278     $518     $480,385              --     $     --    $(294,000)     $ 186,903
                                ==========     ====     ========      ==========     ========    =========      =========

                See notes to consolidated financial statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                1997        1998       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Operating Activities:
  Net income (loss).........................................  $(161,813)  $ (3,703)  $ 10,457
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Write off of in-process research and development..........    140,000        719      2,201
  Write off of capitalized software.........................      3,619         --         --
  Issuance of warrants......................................         --     32,827         --
  Exclusivity amortization..................................      4,938      2,963         --
  Depreciation and amortization.............................     24,919     24,999     24,630
  Deferred income tax provision.............................    (13,101)    (5,499)       854
  Net gain on dispositions of assets........................     (6,250)   (36,173)    (4,576)
  Purchases of investments -- Trading.......................         --    (28,799)   (10,416)
  Proceeds from maturities and sales of investments,
    net -- Trading..........................................         --      4,267     24,683
  Change in certain assets and liabilities (net of
    acquisitions and dispositions):
    Accounts receivable.....................................    (10,952)    (5,095)    (6,976)
    Prepaid expenses and other..............................     (2,976)    (1,834)     1,434
    Accounts payable........................................      1,249      1,492        988
    Accrued liabilities.....................................      4,203       (568)    (2,194)
    Deferred revenue........................................      7,509        239      1,739
    Income tax accounts.....................................        183      2,492    (17,253)
                                                              ---------   --------   --------
         Net cash provided by (used in) operating
           activities.......................................     (8,472)   (11,673)    25,571
Investing Activities:
  Purchase of property and software.........................     (9,114)   (27,939)   (40,444)
  Proceeds from sale of assets..............................     29,488     54,990     18,435
  Purchase of note receivable...............................         --    (14,882)        --
  Proceeds from repayment of note receivable................         --         --     14,882
  Proceeds from purchase price adjustment...................         --      8,889         --
  Capitalization of software development costs..............         --       (731)    (8,031)
  Purchase of business, net of cash acquired................    (11,363)   (11,000)      (190)
  Purchases of investments -- held to maturity..............     (3,000)    (1,006)    (1,875)
  Proceeds from maturities and sales of investments -- held
    to maturity.............................................         --         --      1,006
  Purchases of investments -- available for sale............         --    (19,311)        --
  Proceeds from maturities and sales of
    investments -- available for sale.......................     19,542     23,757         --
                                                              ---------   --------   --------
         Net cash provided by (used in) investing
           activities.......................................     25,553     12,767    (16,217)
Financing Activities:
  Repayment of notes payable and other debt
    extinguishment..........................................        (69)    (1,144)        --
  Principal payments under capital lease obligations........     (1,082)      (931)    (3,327)
  Escrow deposit associated with capital lease obligation...         --         --     (3,637)
  Proceeds from stock options exercised, including related
    tax benefits............................................        597      2,165      2,926
  Proceeds from employee stock purchase plan................         --      1,573      1,931
  Proceeds from employee 401(k) plan........................         --      1,692         --
  Purchase of treasury stock................................     (5,378)        --    (31,336)
  Payments on stockholder notes.............................        (50)        --         --
                                                              ---------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................     (5,982)     3,355    (33,443)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     11,099      4,449    (24,089)
Cash and cash equivalents:
  Beginning of period.......................................     20,987     32,086     36,535
                                                              ---------   --------   --------
  End of period.............................................  $  32,086   $ 36,535   $ 12,446
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           AS OF AND FOR THE YEARS ENDED JUNE 30, 1997, 1998 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- CheckFree Holdings Corporation (the "Company") is the parent company of CheckFree Corporation ("CFC"), the principal operating company of the business. CFC was organized in 1981 and is a leading provider of transaction processing services, software and related products to financial institutions and businesses and their customers throughout the United States. See Note 19 for a description of the Company's business segments. Following a number of acquisitions and divestitures, CFC reorganized its corporate structure on December 22, 1997. In connection with the reorganization, holders of common stock ("Common Stock") of CFC became holders of an identical number of shares of Common Stock of the Company. The restructuring was effected by a merger conducted pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company structure without a vote of the stockholders of the Company.

     Principles of Consolidation -- The accompanying consolidated financial statements include the results of operations of the Company, its wholly-owned subsidiaries, and CheckFree Management Corporation, of which the Company is the majority owner. All significant intercompany transactions have been eliminated.

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

     Processing Agreements -- The Company has agreements with transaction processors to provide origination and settlement services for the Company. Under the agreements, the Company must fund service fees and returned transactions when presented. These agreements expire at various dates.

     Transaction Processing -- In connection with the timing of the Company's financial transaction processing, the Company is exposed to credit risk in the event of nonperformance by other parties, such as returns and chargebacks. The Company utilizes credit analysis and other controls to manage its credit risk exposure. The Company also maintains a reserve for future returns and chargebacks.

     Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments (primarily United States government agency obligations and commercial paper) purchased with maturities of three months or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with six financial institutions.

     Investments -- The Company's investments consist primarily of United States government, government agency or state obligations. The Company classifies these investments as available-for-sale, trading or held-to-maturity securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for-sale are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity. Trading securities are carried at market value and unrealized holding gains and losses are included in income. Held-to-maturity securities are carried at amortized cost.

     Property and Equipment -- Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives as follows: land improvements, building and building improvements, 15 to 30 years; computer equipment, software, and furniture, 3 to 7 years. Equipment under capital leases are amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the leases. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease periods.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     Capitalized Software Costs -- Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Capitalized software development costs are amortized on a product-by-product basis using either the estimated economic life of the product on a straight-line method over three to five years, or the ratio of current year gross product revenue to current and anticipated future gross product revenue, whichever is greater. Unamortized software development costs in excess of estimated future net revenues from a particular product are written down to estimated net realizable value.

     Amortization of software costs totaled $7,687,000, $5,198,000 and $2,567,000, for the years ended June 30, 1997, 1998 and 1999, respectively.

     Intangible Assets -- The costs of identified intangible assets are generally amortized on a straight-line basis over periods from 8 months to 15 years. Goodwill is amortized on a straight-line basis over 10 to 15 years. The company periodically reviews goodwill to evaluate whether changes have occurred that would suggest that goodwill may be impaired based on the estimated undiscounted cash flows of the assets to which goodwill relates over the remaining amortization period. If this review indicates that the remaining useful life of goodwill requires revision or that the goodwill is not recoverable, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows on a discounted basis. Other intangible assets are also evaluated periodically for impairment using undiscounted cash flows over the remaining useful life of the respective asset. If this review indicates that the remaining useful life of the respective intangible asset requires revision, the carrying amount of the asset is reduced by the estimated shortfall of cash flows on a discounted basis.

     Capital Stock -- The Company is authorized to issue up to 150,000,000 shares of $.01 par value Common Stock. In addition, the Company is authorized to issue up to 15,000,000 shares of $.01 par value preferred stock in one or more series and to establish such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as the Board of Directors may determine without further stockholder approval. No preferred shares have been issued.

     Basic and Diluted Earnings (Loss) Per Share -- The Company reports Basic and Diluted Earnings (Loss) Per Share in accordance with the provisions of SFAS 128 "Earnings Per Share." Basic earnings (loss) per common share is determined by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding.

     Impairment of Long-Lived Assets -- In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically assesses the likelihood of recovering the cost of long-lived assets based on its expectations of future profitability and undiscounted cash flows of the related business operations. If such assets are considered to be impaired, the carrying amount is reduced by the estimated shortfall of cash flows on a discounted basis. During 1998, in conjunction with the Company's platform integration efforts referred to as project Genesis, the Company consolidated three processing centers from Chicago, Illinois, Austin, Texas, and Columbus, Ohio, into one processing center located in Norcross, Georgia. As a result of this consolidation and a physical inventory of fixed assets at the related business units, all identified assets which were determined to have no alternative use or value were written off. Of the total write-off of $4.0 million, $3.0 million was recorded in the quarter ended September 30, 1997 and the remaining $1.0 million in the quarter ended June 30, 1998.

     Comprehensive Income -- On July 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity includes all changes in equity during a period except those resulting

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES from investments by and distributions to shareowners. The only component of other comprehensive income applicable to the Company would be unrealized holding gains or losses on the Company's available-for-sale securities. There were no available-for-sale securities held during the year ended June 30, 1999 and the carrying value of available-for-sale securities held during the years ended June 30, 1998 and 1997 approximated market value. As a result, there were no reported unrealized gains or losses on available-for-sale securities during the years ending June 30, 1997, 1998 and 1999.

     Business Segments -- On July 1, 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS 131 did not have a material impact on the Company's financial statement disclosures.

     Recent Accounting Pronouncements -- In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The adoption of SOP 98-1 is not expected to have a material impact on the Company's software capitalization policies or financial statement disclosures.

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

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform to the 1999 presentation.

REVENUE RECOGNITION

- Processing and Servicing -- Processing and servicing revenues include revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. The Company recognizes revenue when the services are performed.

  As part of processing certain types of transactions, the Company earns interest from the time money is collected from its customers until the time payment is made to the applicable merchants. These revenues, which are generated from trust account balances not included on the Company's balance sheet, are included in processing and servicing and totaled $3,228,000, $9,676,000 and $11,846,000, for the years ended June 30, 1997, 1998 and 1999, respectively.

- Merchant Discount -- Merchant discount revenues are recognized when the services are performed. Interchange fees incurred in the settlement of merchant credit card transactions are included in processing and servicing expenses.

- License Fees -- On July 1, 1998, the Company adopted SOP 97-2, "Software Revenue Recognition." The Statement provides guidance for recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." In accordance with the provisions of SOP 97-2, the Company recognizes revenue from software license agreements when there is persuasive evidence that an arrangement exists, the fee is fixed and determinable, collectibility is probable and the software has been shipped, provided that no significant obligation remains under the contract.

- Maintenance Fees -- Maintenance fee revenue is recognized ratably over the term of the related contractual support period, generally 12 months.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

- Other -- Other revenue consists primarily of consulting and training services. Consulting revenue is recognized principally on a percentage-of-completion basis and training revenue is recognized upon delivery of the related service.

     Estimated losses, if any, on contracts are provided for when probable. Estimated loss provisions are based on excess costs over the revenues earned from the contract. Credit losses, if any, are contemplated in the establishment of our allowance for doubtful accounts.

EXPENSE CLASSIFICATION

- Processing, Servicing and Support -- Processing, servicing and support costs consist primarily of data processing costs, customer care and technical support, and third party transaction fees, which consist primarily of Automated Clearinghouse transaction fees.

- Research and Development -- Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and business development personnel, and are reported net of applicable capitalized development costs.

- Sales and Marketing -- Sales and marketing expenses consist primarily of salaries and commissions of sales employees, public relations and advertising costs, customer acquisition fees and royalties paid to distribution partners.

- General and Administrative -- General and administrative expenses consist primarily of salaries for administrative, executive, finance, and human resource employees.

- Depreciation and Amortization -- Depreciation and amortization on capitalized assets is recorded on a straight-line basis over the appropriate useful lives.

- In-process Research and Development -- In-process research and development consists of charges resulting from acquisitions whereby the purchase price allocated to in-process software development was based on the determination that in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software, or other internal use.

- Charge for Stock Warrants -- Charge for stock warrants consists of noncash charges for vested warrants issued to third parties under agreements whereby issued warrants vest upon achievement of certain strategic objectives.

- Exclusivity Amortization -- Exclusivity amortization consists of the amortization of an intangible asset established in conjunction with a marketing agreement with a strategic partner whereby the Company retains certain exclusive rights to bill payment processing through the partner's financial management software over a specific period of time.

2. ACQUISITIONS AND DISPOSITIONS

     On March 8, 1999, the Company acquired Mobius Group, Inc. ("Mobius Group") for a total of $19.1 million, consisting of 537,314 shares of common stock valued at $18 million, $0.2 million of acquisition costs, and $0.9 million of assumed debt. The acquisition was treated as a purchase for accounting purposes,

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The values ascribed to acquired intangible assets and their respective useful lives are as follows:

                                                             INTANGIBLE ASSET    USEFUL LIFE
                                                             ----------------    -----------
                                                              (IN THOUSANDS)
Goodwill...................................................      $10,392             15
Customer base..............................................        4,429             15
Tradenames.................................................        3,709             10
Existing product technology................................        1,864              5
Workforce..................................................          940              5

     Amortization of intangible assets is on a straight line basis over the assets' respective useful life. Mobius Group's operations are included in the consolidated statements of operations from the date of acquisition.

     At the acquisition date, Mobius Group had four products under development that had not demonstrated technological or commercial feasibility. These products included M-Plan Retirement & Estate Planning Modules, M-Plan Cash Flow, Tax and Education Planning Modules, a new version of M-Search and a new version of M-Vest. The in-process technology has no alternative use in the event that the proposed products do not prove to be feasible. These development efforts fall within the definition of In-Process Research and Development ("IPR&D") contained in SFAS 2.

     M-Plan Integrated Financial Planning System -- M-Plan will be a Windows based integrated financial planning system for retirement and estate planning, cash flow, tax and educational planning and capital needs analysis. It will produce over 100 reports for retirement, new investments, estate planning, and other analysis, as well as provide historical returns and standard deviations for various asset allocations integrated with extensive modeling to provide detailed and usable analysis. M-Plan's wizards will give users the ability to produce and to analyze alternative scenarios quickly. M-Plan will consist of five main disciplines: Retirement and Estate Planning, Cash Flow, Tax and Education modules. M-Plan Retirement and Estate Planning are the core disciplines; a user must own one of these two in order to add future disciplines.

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

     M-Search Revision -- M-Search is Mobius Group's Investment Manager Database System, containing comprehensive qualitative and quantitative data on over 1,300 investment management firms and 5,000

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES composites. In-process development is designed to allow the user to customize reports based on selection criteria, which the current version does not offer. This effort requires a rewrite of a significant portion of the source code. Based on software engineers' estimates of the percentage of reuse of developed technology within particular components of the product, 25% of its value is attributable to core technology.

     M-Vest Revision -- M-Vest is Mobius Group's 16-bit asset allocation system that is under development to port the entire program over to 32-bit. This development effort requires significant changes to the user interface, a revision of most of the reports and changes to core algorithms. Management estimates that it would have taken six man months to recreate the code from the beginning and the entire porting would take 12 man months and as a result, 30% of its value is attributable to core technology.

     The following table presents information regarding the status of various in-process research and development projects acquired in connection with the Mobius Group acquisition:

                                  ESTIMATED STAGE       EXPECTED       EXPECTED COST
                                   OF COMPLETION        RELEASE         TO COMPLETE        VALUATION
                                  ---------------    --------------    --------------    --------------
                                                                       (IN THOUSANDS)    (IN THOUSANDS)
M-Plan:
  Retirement and Estate Planning
     Module.....................        92%                May 1999         $ 49             $  693
  Cash Flow, Tax and Education
     Module.....................        64%           December 1999          208                183
M-Search Revision...............        56%          September 1999          176              1,218
M-Vest Revision.................        20%          September 1999          220                107
                                                                            ----             ------
          Total.................                                            $653             $2,201
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

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

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

     On October 3, 1997, the Company acquired certain assets of Advanced Mortgage Technologies, Inc. ("AMTI") for cash of $1.0 million. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $0.2 million was allocated to goodwill and $0.1 million to other identifiable intangible assets. Additionally, $0.7 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition.

     On January 27, 1997, the Company acquired Intuit Services Corporation ("ISC") for a total of $199.0 million, including 12.6 million shares of common stock valued at $177.2 million, the present value of cash payments due to Intuit Inc. under the Services and License Agreement of $19.6 million and acquisition costs of $2.2 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. Of the total purchase price, $28.9 million was allocated to goodwill. In addition, $140.0 million was allocated to in-process research and development, which was charged to operations at the time of the acquisition. $7.9 million was allocated to an exclusivity agreement with Intuit, Inc. and was amortized on a straight-line basis over the contractual life of eight months. A further $3.5 million was allocated to other identifiable intangible assets and $20.3 million allocated to tangible assets. ISC's operations are included in the consolidated results of operations from the date of the acquisition.

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

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     The unaudited pro forma results of operations of the Company for the years ended June 30, 1998 and 1999, assuming the acquisitions occurred at the beginning of each period are as follows (in thousands, except per share data):

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Total revenues..............................................  $239,701    $255,427
Net income (loss)...........................................  $ (3,417)   $ 13,462
Basic earnings per share:
  Net income (loss) per common share........................  $  (0.06)   $   0.25
                                                              ========    ========
  Equivalent number of shares...............................    55,624      52,815
                                                              ========    ========
Diluted earnings per share:
  Net income (loss) per common share........................  $  (0.06)   $   0.24
                                                              ========    ========
  Equivalent number of shares...............................    55,624      56,900
                                                              ========    ========

     This information is presented to facilitate meaningful comparisons to on-going operations and to other companies. The unaudited pro forma amounts above do not include a charge for in-process research and development of $2.2 million arising from the Mobius acquisition in 1999. Previous operations of AMTI were insignificant and therefore, require no pro forma considerations. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transactions occurred at the beginning of the periods presented, nor should it be used to project the Company's results of operations for any future periods.

     On October 1, 1998, the Company sold certain software and other assets related to its imaging line of business for $0.8 million consisting of a note receivable of $0.5 million and future services of $0.3 million. Loss on the sale amounted to $2.9 million.

     On September 11, 1998, the Company sold certain software and other assets related to its mortgage line of business for $19.1 million, net of a working capital adjustment. As part of the sales agreement, the Company retained responsibility for certain customer obligations and agreed to subcontract with the acquiring company to perform consulting services at retail hourly rates for these retained obligations. The Company received cash of $15 million, net of $4.0 million of prepaid subcontract services due the acquiring company. Net gain on the sale amounted to $6.4 million.

     On July 6, 1998, the Company divested itself of certain software related to its leasing line of business. The Company paid the acquiring party $639,000 in cash and agreed to five additional quarterly installments of $60,000 each. Additionally, in conjunction with this transaction, the Company agreed to pay $3.0 million to a customer to relieve the Company and acquiring party of further obligations relating to a product related consulting agreement. The loss of $4.7 million was recorded in the fourth quarter of the year ended June 30, 1998.

     On April 20, 1998, the Company sold certain software and related assets of its wire transfer and cash management businesses for cash of $18.25 million resulting in a net gain on the sale of $14.7 million.

     On March 24, 1998, the Company sold certain software and related assets of its item processing business for cash of $3.4 million resulting in a net gain on the sale of $3.2 million.

     On August 29, 1997, the Company sold certain software and related assets of its recovery management business for cash of $33.5 million resulting in a net gain on the sale of $28.2 million.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     On March 26, 1997, the Company sold certain assets and certain contracts and licensed certain proprietary software for processing automatic accounts receivable through credit cards or the Automated Clearing House resulting in a net gain on the sale of $6.3 million.

     The gain or loss on sale of assets described above is included in Net Gain on Dispositions of Assets in the Company's Consolidated Statements of Operations.

3. INVESTMENTS

     Investments consist of the following (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Held-to-Maturity-State Obligations..........................  $ 1,006    $    --
Held-to-Maturity-U.S. Government Agency Obligations.........       --      1,875
Trading.....................................................   24,533     10,266
                                                              -------    -------
          Total.............................................  $25,539    $12,141
                                                              =======    =======

     Held-to-Maturity -- The difference between the amortized cost and the aggregate fair value of held-to-maturity investments at June 30, 1998 and 1999 was insignificant. The held-to-maturity investment at June 30, 1998 was sold to provide funding for treasury stock purchases. The realized gain on the sale of this investment was insignificant.

     Trading -- Trading investments are classified as current assets and are recorded at fair value.

     Contractual maturities of debt securities classified as held-to-maturity at June 30, 1999 are as follows:

Due after one year through five years.......................    $1,875
                                                                ======

     Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Trade accounts receivable...................................  $22,739    $31,366
Unbilled trade accounts receivable..........................   10,654     16,334
Other receivables...........................................    3,037      2,390
                                                              -------    -------
          Total.............................................   36,430     50,090
Less allowance for doubtful accounts........................    3,470      4,430
                                                              -------    -------
          Accounts receivable, net..........................  $32,960    $45,660
                                                              =======    =======

     Trade accounts receivable represents amounts billed to customers. Unbilled trade accounts receivable result from extended payment terms on software license agreements or services agreements and are recorded at the time of contract execution. Revenue is recognized and customers are billed under service agreements as the services are performed. For software contracts, revenue is recognized under the provisions of SOP 97-2 as described in Note 1, and unbilled amounts under those software contracts are billed on specific dates according to contractual terms. Other receivables are comprised primarily of amounts due from employees for travel and other advances. The allowance for doubtful accounts represents management's estimate of uncollectible accounts receivable.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

5. ASSETS HELD FOR SALE

     In April 1998, the Company announced plans to divest several of its software businesses through the sale of software and related assets. Assets of the Company's mortgage, leasing, imaging, and safe box accounting businesses totaling $15.9 million at June 30, 1998, were comprised of trade, unbilled, and other accounts receivable (net of an allowance for doubtful accounts), property and equipment dedicated to the businesses, capitalized software, and other purchased intangible assets. Sales of all businesses, with the exception of safe box accounting, were completed during the year ended June 30, 1999. The Company decided not to divest the safe box accounting business and its assets are therefore included with the Company's other operating assets at June 30, 1999.

6. NOTE RECEIVABLE

     In May 1998, in anticipation of a tax-free exchange of property, the Company loaned $14.9 million to a third party to purchase a building on its behalf. Interest of 8% was earned monthly commencing in June 1998. In June 1999, the Company completed its tax-free exchange and the note was paid in full. At June 30, 1998, the estimated fair value of the note receivable approximated the carrying value based on currently available instruments with similar interests rates and remaining maturities.

7. INCOME TAXES

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

     The Company's income tax benefit consists of the following (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                       -------------------------------
                                                         1997       1998        1999
                                                       --------    -------    --------
Current:
  Federal............................................  $     --    $ 3,795    $(10,555)
  State and local....................................     1,084      1,063      (2,308)
                                                       --------    -------    --------
          Total current..............................     1,084      4,858     (12,863)
Deferred federal and state...........................   (13,101)    (5,499)        854
                                                       --------    -------    --------
          Total income tax benefit...................  $(12,017)   $  (641)   $(12,009)
                                                       ========    =======    ========

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following (in thousands):

                                                             YEAR ENDED JUNE 30,
                                                       -------------------------------
                                                         1997       1998        1999
                                                       --------    -------    --------
Computed "expected" tax benefit......................  $(60,844)   $(1,520)   $   (543)
Nondeductible in-process research and development of
  acquired businesses................................    49,000        252         770
Nondeductible intangible amortization................       839      1,189       1,137
State and local taxes, net of federal income tax
  benefits...........................................      (553)        21      (1,741)
Loss from medical benefits subsidiary................        --         --     (10,665)
Other, net...........................................      (459)      (583)       (967)
                                                       --------    -------    --------
          Total income tax benefit...................  $(12,017)   $  (641)   $(12,009)
                                                       ========    =======    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1998 and 1999 are as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Deferred tax assets:
  Federal and state net operating loss carryforwards........  $ 1,155    $12,739
  Federal and state tax credit carryforwards................       --      2,145
  Intangible assets.........................................    1,870         --
  Allowance for bad debts and returns.......................    1,699      1,996
  Accrued compensation and related items....................    1,731      2,028
  Stock warrants............................................   12,964     12,964
  Reserve accruals..........................................    3,212      3,410
                                                              -------    -------
          Total deferred tax assets.........................   22,631     35,282
Deferred tax liabilities:
  Capitalized software......................................   (1,926)    (2,246)
  Property and equipment....................................      (19)    (2,327)
  Deferred revenue..........................................       --       (128)
  Intangible assets.........................................       --     (1,354)
  Prepaid expenses..........................................     (566)      (794)
                                                              -------    -------
          Total deferred tax liabilities....................   (2,511)    (6,849)
                                                              -------    -------
          Net deferred tax asset............................  $20,120    $28,433
                                                              =======    =======

     At June 30, 1999, the Company has approximately $3,072,000 of state and $9,667,000 of Federal net operating loss carryforwards available, expiring in 2009 to 2013 and 2009 to 2019, respectively. Additionally, at June 30, 1999, the Company has approximately $306,000 of state and $1,839,000 of federal tax credit carryforwards available, expiring in 2008 to 2009 and 2009 to 2019, respectively. During the year ended June 30, 1999, the Company established a subsidiary to administer the Company's employee medical benefits program. The Company recognized a one-time combined federal and state tax benefit of $12.2 million arising from the creation of this subsidiary.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

8. PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                                                   JUNE 30,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
Land and land improvements..................................  $ 3,146    $  4,341
Building and building improvements..........................   16,692      31,226
Computer equipment and software licenses....................   55,526      72,138
Furniture and equipment.....................................    9,002      11,404
                                                              -------    --------
          Total.............................................   84,366     119,109
Less accumulated depreciation and amortization..............   33,446      49,286
                                                              -------    --------
          Property and equipment, net.......................  $50,920    $ 69,823
                                                              =======    ========

9. OTHER INTANGIBLE ASSETS

     The components of other intangible assets are as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Workforce...................................................  $ 5,179    $ 6,171
Tradenames..................................................      815      4,568
Customer base...............................................    1,231      5,758
                                                              -------    -------
          Total.............................................    7,225     16,497
Less accumulated amortization...............................    1,889      2,902
                                                              -------    -------
          Other intangible assets, net......................  $ 5,336    $13,595
                                                              =======    =======

10. ACCRUED LIABILITIES

     The components of accrued liabilities are as follows (in thousands):

                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Salaries and related costs..................................  $ 9,374    $10,307
Liabilities associated with contract and other losses.......    5,655         --
Processing fees.............................................    2,335        908
Reserve for returns and chargebacks.........................    1,944      1,664
Other.......................................................    5,852     14,092
                                                              -------    -------
          Total.............................................  $25,160    $26,971
                                                              =======    =======

The liabilities associated with contract and other losses at June 30, 1998 is comprised of $4.7 million related to an estimated loss from the sale of the leasing business that occurred on July 7, 1998 (see Note 2, "Acquisitions and Dispositions") and $1.0 million for accrued contract losses and related costs which resulted from the decision to exit the Web Investor business.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

11. LINE OF CREDIT

     In May 1997, the Company obtained a working capital line-of-credit, which enables the Company to borrow up to $20 million, based on the collateral of eligible accounts receivable. The line expires in October 1999, and contains certain restrictive covenants, including defined quarterly operating results, minimum tangible net worth requirements, and the prohibition of dividend payments. No amounts were outstanding under the line at June 30, 1998 and 1999.

12. OBLIGATIONS UNDER CAPITAL LEASES

     During 1993, the Company entered into a 20-year lease with the Department of Development of the State of Ohio for land and an office building located in Columbus, Ohio. The Company had the option to purchase the land and building for $1 at the termination of the lease and thus, the Company recorded the transaction as a capital lease. In June 1999, the Company completed a tax-free exchange of property involving the land and building under this capital lease. In order to exercise its purchase option and complete the transaction, the Company paid $2.5 million of principal obligations under the lease, and placed an additional $3.6 million in escrow. The Company and the State of Ohio entered into an escrow agreement whereby the funds deposited will be used to make scheduled principal and interest payments through September 1, 2000, and retire the remaining principal obligation at that date. The net gain resulting from the sale of the property amounted to $1.1 million and is included in the Net Gain on Dispositions of Assets in the Company's Consolidated Statement of Operations. Amounts deposited with the escrow trustee and the related obligations are included in current and noncurrent assets and liabilities, based on the respective principal repayment dates, in the Company's June 30, 1999 Consolidated Balance Sheets.

     The Company also leases certain computer equipment, furniture and telephone equipment under capital leases. The Company is required to pay certain taxes, insurance and other expenses related to the leased property.

     The following is a summary of property under capital leases included in the accompanying balance sheets (in thousands):

                                                                  JUNE 30,
                                                              -----------------
                                                               1998       1999
                                                              -------    ------
Land and land improvements..................................  $ 3,146    $   --
Building and building improvements..........................    4,526        --
Computer equipment and software licenses....................    2,371     3,654
                                                              -------    ------
          Total.............................................   10,043     3,654
Less accumulated depreciation and amortization..............    2,017     2,266
                                                              -------    ------
          Property and equipment, net.......................  $ 8,026    $1,388
                                                              =======    ======

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     Future minimum lease payments required by the capital leases and the net future minimum lease payments are as follows (in thousands):

FISCAL YEAR
ENDING JUNE 30,
---------------
  2000......................................................  $  944
  2001......................................................   3,253
  2002......................................................     390
  2003......................................................     373
  2004......................................................      62
  Thereafter................................................      --
                                                              ------
          Total future minimum lease payments...............   5,022
  Less amount representing interest.........................     182
                                                              ------
          Net future minimum lease payments.................  $4,840
                                                              ======

13. OPERATING LEASES

     The Company leases certain office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the leases. Total expense under all operating lease agreements for the years ended June 30, 1997, 1998 and 1999, was $5,882,000, $5,800,000 and $8,492,000, respectively.

     Minimum future rental payments under these leases are as follows (in thousands):

FISCAL YEAR
ENDING JUNE 30,
---------------
  2000......................................................  $11,464
  2001......................................................   10,922
  2002......................................................    8,966
  2003......................................................    5,650
  2004......................................................    3,837
  Thereafter................................................   16,271
                                                              -------
          Net future minimum lease payments.................  $57,110
                                                              =======

14. EMPLOYEE BENEFIT PLANS

     Retirement Plan -- The Company has a defined contribution 401(k) retirement plan covering substantially all of its employees. Under the plan eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution. Total expense under the plan amounted to $1,862,000, $859,000 and $1,218,000, for the years ended June 30, 1997, 1998 and 1999, respectively.

     Deferred Compensation Plan -- In January 1999, the Company established a deferred compensation plan (the "DCP") covering highly-compensated employees as defined by the DCP. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan, therefore the associated liabilities are included in the Company's June 30, 1999 Consolidated Balance Sheet. In addition, the Company has established a rabbi trust to finance obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in the

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

Company's June 30, 1999 Consolidated Balance Sheet. Total expense under the DCP for the period ended June 30, 1999 amounted to $40,000.

     Group Medical Plans -- The Company has a group medical self-insurance plan covering certain of its employees. The Company has employed an administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions to this plan. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $100,000. In addition, the Company offers medical insurance coverage under managed care health plans. Total expense for medical insurance coverage amounted to $3,458,000, $3,752,000 and $4,430,000, for the years ended June 30, 1997, 1998 and 1999, respectively. Under the self-insurance plan, the Company expenses amounts as claims are incurred and recognizes a liability for incurred but not reported claims. At June 30, 1998 and 1999, the Company accrued $308,000 and $315,000 respectively, as a liability for costs incurred but not paid under this plan.

     In December 1998, a subsidiary, CheckFree Management Corporation, was created to administer the Company's employee medical benefits program. The Company owns a controlling interest in the subsidiary, and therefore, the accompanying consolidated financial statements include the subsidiary's results of operations.

15. COMMON STOCK

     During 1995, the company adopted the 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan replaces in its entirety the 1993 Stock Option Plan (the "1993 Plan"). The options granted under the 1995 and 1993 Plans may be either incentive stock options or non-statutory stock options. The terms of the options granted under the 1995 and 1993 Plans are at the sole discretion of a committee of members of the Company's Board of Directors, not to exceed ten years. Generally, options vest at either 33% or 20% per year from the dated of grant. The 1995 Plan originally provided that the Company may grant options for not more than 5,000,000 shares of common stock to certain key employees, officers and directors. In November 1998, the 1995 Plan was amended by a vote of the Company's shareholders to extend the maximum option grants to not more than 8,000,000 shares. Options granted under the 1995 and 1993 Plans are exercisable according to the terms of each option, however, in the event of a change in control or merger as defined, the options shall become immediately exercisable. At June 30, 1999, 2,920,684 additional shares are available for grant in the aggregate for all Plans.

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

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     The following table summarizes stock option activity from July 1, 1996 to June 30, 1999:

                                                                  YEAR ENDED
                                      ------------------------------------------------------------------
                                         JUNE 30, 1997          JUNE 30, 1998          JUNE 30, 1999
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                      NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding -- Beginning of
  period............................  2,908,218    $ 4.58    4,441,461    $ 9.59    4,365,562    $15.23
Granted.............................  2,282,056     14.32    1,377,334     25.60    1,575,057     36.40
Exercised...........................   (636,309)     1.01     (708,661)     3.17     (354,758)     4.56
Cancelled...........................   (112,504)    14.88     (744,572)    12.63     (389,261)    16.12
                                      ---------              ---------              ---------
Outstanding -- End of period........  4,441,461    $ 9.59    4,365,562    $15.23    5,196,600    $18.69
                                      =========    ======    =========    ======    =========    ======
Options exercisable at end of
  period............................  1,218,341    $ 1.17    1,352,516    $ 6.81    1,394,269    $ 9.00
                                      =========    ======    =========    ======    =========    ======
Weighted average per share fair
  value of options granted during
  the year..........................               $ 6.68                 $10.77                 $17.65
                                                   ======                 ======                 ======

     The following table summarizes information about options outstanding at June 30, 1999:

                                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                             ---------------------------------------   --------------------
                                                              WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                                         ---------------------------   --------------------
                                                            REMAINING       EXERCISE               EXERCISE
RANGE OF EXERCISE PRICE                       NUMBER     CONTRACTUAL LIFE    PRICE      NUMBER      PRICE
-----------------------                      ---------   ----------------   --------   ---------   --------
 $0.85 - $10.00............................    764,769         4.4           $ 1.17      672,427    $ 1.03
$10.01 - $20.00............................  3,014,916         8.4            13.30      623,955     15.03
$20.01 - $30.00............................    266,815         8.9            25.55       97,887     25.25
$30.01 - $40.00............................    196,300         9.7            34.85           --        --
$40.01 - $50.00............................    953,800         9.8            44.56           --        --
                                             ---------                                 ---------
                                             5,196,600                       $18.69    1,394,269    $ 9.00
                                             =========                       ======    =========    ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 1997, 1998 and 1999, respectively: dividend yield of 0% in all periods; expected volatility of 47%, 48% and 49%; risk-free interest rates of 6.41%, 5.21%, and 5.87%; and expected lives of 3 to 5 years.

     Under the 1997 Associate Stock Purchase Plan, effective for the six-month period beginning January 1, 1997, the Company is authorized to issue up to 1,000,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose, every six months, to have up to 15% of their salary withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Approximately 39% of eligible employees participated in the Plan in the second half of the year ended June 30, 1997, approximately 32% in the first half of fiscal 1998, approximately 49% in the second half of fiscal 1998, approximately 30% in the first half of fiscal 1999 and approximately 31% in the second half of fiscal 1999. Under the Plan, 53,013 shares were issued in July 1997, 56,844 in January 1998, 48,631 in July 1998, 48,748 in January 1999 and 46,819 in July 1999 from employees' salary withholdings from the respective previous six-month period. Following is a summary of the weighted average fair market value of

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES this look-back option estimated on the grant date using the Black-Scholes option pricing model, and the related assumptions used:

                                                   SIX MONTH PERIOD ENDED
                               ---------------------------------------------------------------
                               JUNE 30,    DECEMBER 31,   JUNE 30,    DECEMBER 31,   JUNE 30,
                                 1997          1997         1998          1998         1999
                               ---------   ------------   ---------   ------------   ---------
Fair value of options........      $3.93       $14.10         $9.68        $7.18         $5.51
Assumptions:
  Risk-free interest rate....        5.1%         5.0%          5.0%         4.9%          4.9%
  Expected life..............   3 months     3 months      3 months     3 months      3 months
  Volatility.................       47.0%        48.0%         48.0%        49.0%         49.0%
  Dividend yield.............        0.0%         0.0%          0.0%         0.0%          0.0%

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

                                                             YEAR ENDED JUNE 30,
                                                        ------------------------------
                                                          1997        1998       1999
                                                        ---------    -------    ------
Pro forma net income (loss)...........................  $(164,089)   $(9,521)   $1,032
                                                        =========    =======    ======
Pro forma net income (loss) per share;
  Basic and Diluted...................................  $   (3.49)   $ (0.17)   $ 0.02
                                                        =========    =======    ======

     The pro forma amounts are not representative of the effects on reported net income (loss) for future years.

     In September 1998, the Company offered an option repricing program to its employees. Under the terms of the offer, employees had one week to decide whether to return any outstanding option grant in its entirety and replace it on a share-for-share basis with an option grant with an exercise price equal to the fair market value of the Company's Common Stock at the new grant date. Only those exchanges received within one day of the designated grant date were accepted and any vested options in such returned grants were forfeited. The lives of returned historical grants typically ranged from three to five years with straight line vesting beginning one year from the original grant date. All newly issued option grants had a life of five years and vesting occurs at 40% beginning two years from the new grant date and 20% for each year thereafter. A total of 1,418,403 options were returned and had the offer taken place at June 30, 1998, the options exercisable would have decreased by 95,614.

     As described below, the Company has issued certain stock warrants to third parties and has accounted for the issuance of such warrants in accordance with the provisions of EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     In January 1998, the Company entered into a 10-year processing agreement with a strategic partner. Under the terms of the agreement, the partner acquired 10-year warrants exercisable at $20 15/16 for 10 million shares of the Company's Common Stock. Three million warrants vested upon the execution of a related processing outsourcing agreement on March 9, 1998, which resulted in the Company recording a non-cash charge of $32.4 million. The charge was based on a Black-Scholes option pricing model valuation of $10.80 per vested share using the following assumptions: risk-free rate of 5.7%, expected life of 10 years, and

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES volatility rate of 56.4%. The remaining seven million warrants are to vest upon achievement of specific performance targets set forth in the agreement. Any shares acquired by the strategic partner under the terms of this agreement are subject to certain transfer and other restrictions. In March 1997, the Company entered into a consulting agreement with a third party. Under the terms of the agreement the consultant acquired 5-year options exercisable at $13.00 for up to 50,000 shares of the Company's Common Stock. In June 1998, upon the execution of a processing agreement with a key customer, 25,000 of the options vested, which resulted in the Company recording a non-cash charge of $418,000. The charge was based on a Black-Scholes option pricing model valuation of $16.73 per vested share using the following assumptions: risk-free rate of 5.6%, expected life of 4 years, and volatility rate of 56.4%. The remaining 25,000 options are to vest upon achievement of specific performance targets by key customers set forth in the agreement. Any shares acquired by the consultant under the terms of the agreement are subject to certain transfer restrictions. In accordance with the terms of a joint marketing agreement, a strategic partner has warrants to purchase up to 650,000 shares of the Company's Common Stock should the partner attain certain customer acquisition targets.

     In January 1997, the Board of Directors approved an amendment to the Company's 401(k) plan which authorized up to 1,000,000 shares of Common Stock for the Company's matching contribution. The Company issued 78,257 shares in September 1997 and 74,981 shares in August 1998 out of treasury to fund its 401(k) match that had accrued during the years ended June 30, 1997 and 1998, respectively.

     At June 30, 1996, certain stockholders had an option to sell up to 280,565 shares of common stock to the company at $19.00 per share, which expired on September 30, 1996. Of the eligible shares, 276,469 were sold to the Company and were recorded as treasury stock.

16. PREFERRED STOCK

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

17. EARNINGS PER SHARE

     The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

                              YEAR ENDED JUNE 30, 1997                  YEAR ENDED JUNE 30, 1998
                       ---------------------------------------   ---------------------------------------
                          LOSS          SHARES       PER-SHARE      LOSS          SHARES       PER-SHARE
                       (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                       -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS............   $(161,813)      46,988        $(3.44)      $(3,703)       55,087        $(0.07)
                                                      ======                                    ======
Effect of dilutive
  securities-options
  and warrants.......          --           --                          --            --
                        ---------       ------                     -------        ------
Diluted EPS..........   $(161,813)      46,988        $(3.44)      $(3,703)       55,087        $(0.07)
                        =========       ======        ======       =======        ======        ======

                              YEAR ENDED JUNE 30, 1999
                       ---------------------------------------
                         INCOME         SHARES       PER-SHARE
                       (NUMERATOR)   (DENOMINATOR)    AMOUNT
                       -----------   -------------   ---------
Basic EPS............    $10,457        52,444         $0.20
                                                       =====
Effect of dilutive
  securities-options
  and warrants.......         --         4,085
                         -------        ------
Diluted EPS..........    $10,457        56,529         $0.18
                         =======        ======         =====

     Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. The number of anti-dilutive equivalent shares excluded from the per share calculations are 1,218,000 and 1,725,000 for the years ended June 30, 1997 and 1998, respectively.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                                     (IN THOUSANDS)
                                                                1997       1998      1999
                                                              --------    ------    -------
Interest paid...............................................  $    585    $  632    $   618
                                                              ========    ======    =======
Income taxes paid...........................................  $  1,147    $1,434    $ 1,688
                                                              ========    ======    =======
Supplemental disclosure of non-cash investing and financing
  activities:
  Capital lease additions and purchase of other long-term
     assets.................................................  $  1,914    $  650    $ 3,379
                                                              ========    ======    =======
  Stock funding of 401(k) match.............................  $     --    $   --    $   963
                                                              ========    ======    =======
  Purchase price of business acquisitions...................  $200,997    $1,000    $19,100
  Less: Issuance of common stock and stock options pursuant
        to acquisitions.....................................   177,188        --     18,000
        Liabilities assumed.................................     1,619       145        887
        Net present value of future payment due.............     9,610        --         --
        Cash acquired in acquisitions.......................     1,217        --         23
                                                              --------    ------    -------
          Net cash paid.....................................  $ 11,363    $  855    $   190
                                                              ========    ======    =======

19. BUSINESS SEGMENTS

     The Company operates in three business segments -- Electronic Commerce, Software, and Investment Services. These reportable segments are strategic business units that offer different products and services. A further description of each business segment along with the Corporate services area follows:

     - Electronic Commerce -- Electronic commerce includes electronic home banking, electronic billing, electronic bill payment and business payments. These services are primarily directed to financial institutions and businesses and their customers.

     - Software -- Software services includes end-to-end software products for Automated Clearinghouse processing, account reconciliation, wire transfer, mortgage loan origination and servicing, lease accounting and debt recovery. These products and services are primarily directed to financial institutions and large corporations.

     - Investment Services -- Investment services includes investment portfolio management services and investment trading and reporting services. These products and services are primarily directed to institutional investment managers.

     - Corporate -- Corporate services include human resources, legal, accounting and various other of the Company's unallocated overhead charges.

     The accounting policies of the segments are the same as those described in
Note 1 "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. No single customer accounted for 10% or more of consolidated revenues for the years ended June 30, 1997, 1998 and 1999. Foreign sales for the periods presented are insignificant. There are no intersegment sales.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

     The following sets forth certain financial information attributable to the Company's business segments for the years ended June 30, 1997, 1998 and 1999 (in thousands):

                                                                    YEAR ENDED JUNE 30,
                                                             ---------------------------------
                                                               1997         1998        1999
                                                             ---------    --------    --------
Revenues:
  Electronic Commerce......................................  $  85,926    $137,972    $169,443
  Software.................................................     68,113      66,143      41,384
  Investment Services......................................     22,406      29,749      39,304
                                                             ---------    --------    --------
          Total............................................  $ 176,445    $233,864    $250,131
                                                             =========    ========    ========
Operating income (loss):
  Electronic Commerce -- including charge for acquired
     in-process research and development of $140,000 in
     1997..................................................  $(160,195)   $(39,423)   $ (5,490)
  Software -- including charge for acquired in-process
     research and development of $719 in 1998..............      4,324      48,854      18,083
  Investment Services -- including charge for acquired
     in-process research and development of $2,201 in
     1999..................................................      2,171       5,040       5,892
  Corporate................................................    (21,449)    (21,647)    (22,218)
                                                             ---------    --------    --------
          Total............................................  $(175,149)   $ (7,176)   $ (3,733)
                                                             =========    ========    ========
Identifiable assets:
  Electronic Commerce......................................  $  59,265    $ 70,192    $ 80,223
  Software.................................................     61,701      39,346      34,194
  Investment Services......................................     23,187      21,187      49,098
  Corporate................................................     79,683     119,387      89,246
                                                             ---------    --------    --------
          Total............................................  $ 223,836    $250,112    $252,761
                                                             =========    ========    ========
Capital expenditures:
  Electronic Commerce......................................  $   3,182    $ 19,532    $  9,258
  Software.................................................      1,171       2,197       1,189
  Investment Services......................................      1,973         895       4,764
  Corporate................................................      2,788       5,315      25,233
                                                             ---------    --------    --------
          Total............................................  $   9,114    $ 27,939    $ 40,444
                                                             =========    ========    ========
Depreciation and amortization:
  Electronic Commerce......................................  $   2,094    $  9,964    $ 14,214
  Software.................................................     10,501       6,051       2,069
  Investment Services......................................      4,379       4,558       5,336
  Corporate................................................      7,945       4,426       3,011
                                                             ---------    --------    --------
          Total............................................  $  24,919    $ 24,999    $ 24,630
                                                             =========    ========    ========

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for the years ended June 30, 1998 and 1999 includes all adjustments necessary for a fair presentation of quarterly results of operations: (In thousands except per share data):

                                                                 QUARTER ENDED
                                               --------------------------------------------------
                                               SEPTEMBER 30    DECEMBER 31    MARCH 31    JUNE 30
                                               ------------    -----------    --------    -------
Fiscal 1998:
Total revenue................................    $52,087         $56,515      $ 61,750    $63,512
Income (loss) from operations................     17,187          (2,771)      (29,223)     7,731
Net income (loss)............................      9,771          (1,692)      (17,540)     5,758
Basic earnings per share:
  Net income (loss) per common share.........    $  0.17         $ (0.03)     $  (0.32)   $  0.10
                                                 =======         =======      ========    =======
  Equivalent number of shares................     56,703          55,028        55,281     55,376
                                                 =======         =======      ========    =======
Diluted earnings per share:
  Net income (loss) per common share.........    $  0.17         $ (0.03)     $  (0.32)   $  0.10
                                                 =======         =======      ========    =======
  Equivalent number of shares................     56,920          55,028        55,281     55,735
                                                 =======         =======      ========    =======
Fiscal 1999:
Total revenue................................    $56,814         $59,605      $ 62,960    $70,752
Income (loss) from operations................     (3,462)         (1,408)          349        788
Net income (loss)............................     (1,468)         11,375          (308)       858
Basic earnings per share:
  Net income (loss) per common share.........    $ (0.03)        $  0.22      $  (0.01)   $  0.02
                                                 =======         =======      ========    =======
  Equivalent number of shares................     55,510          51,326        51,218     51,695
                                                 =======         =======      ========    =======
Diluted earnings per share:
  Net income (loss) per common share.........    $ (0.03)        $  0.22      $  (0.01)   $  0.02
                                                 =======         =======      ========    =======
  Equivalent number of shares................     55,510          52,553        51,218     56,839
                                                 =======         =======      ========    =======

     The sum of the quarterly income (loss) per share does not equal the year-to-date income (loss) per share for the respective fiscal periods, due to changes in the number of shares outstanding at each quarter-end.

     Significant Fourth Quarter Transactions -- During the week of April 26, 1999, the Company experienced a system error that led users of its electronic billing and payment services to experience intermittent problems accessing and using the system. As a result of this situation, the Company incurred charges of $2,681,000, of which $800,000 is reflected as a reduction in processing and servicing revenue and $1,881,000 as sales and marketing expense in the Company's Consolidated Statements of Operations for the year ended June 30, 1999.

     During the fourth quarter of 1999, the Company incurred $890,000 of costs associated with a recalled secondary offering of stock. The costs are reflected in general and administrative expense in the Consolidated Statements of Operations for the year ended June 30, 1999.

     In the fourth quarter of 1998, the Company recorded adjustments to reduce its 401(k) match accrual by $2.4 million and its management incentive bonus accrual by $1.7 million. Both incentive amounts had been provided for ratably over the year in anticipation of achievement of financial results that would have resulted in distribution of the amounts accrued in accordance with related plan provisions.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

21. COMMITMENTS

     In June 1999, the Company entered into a five-year agreement for software to be used in conjunction with its electronic commerce business. The software is to be licensed in incremental units over the term of the agreement to coincide with the growth of the Company's business. Total commitments under the agreement amount to $10 million over the five-year term.

22.      GUARANTOR FINANCIAL INFORMATION

      CheckFree Management Corporation is a guarantor of the Company's $172,500,000 convertible subordinated notes that were issued November 29, 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of June 30, 1999, the Company and its subsidiaries own approximately 63% of CheckFree Management Corporation. Separate financial statements of the other guarantor subsidiaries have not been separately presented because (1) CheckFree Holdings Corporation, the parent Company, has no operations or assets other than its investment in its subsidiaries, (2) all of the subsidiaries have guaranteed the securities on a full, unconditional, and joint and several basis and (3) all of the subsidiaries other than CheckFree Management Corporation are wholly owned by the Company. The following table sets forth condensed consolidating financial information of the Company, CheckFree Management Corporation, and other wholly owned guarantor subsidiaries as of and for the year ended June 30, 1999:

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATING BALANCE SHEET INFORMATION
                                  JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                         Combined                              CheckFree
                                       CheckFree        CheckFree       Wholly-owned                             Holdings
                                        Holdings        Management       Guarantor                              Corporation
                                      Corporation      Corporation      Subsidiaries     Eliminations          Consolidated
                                     --------------   --------------    --------------   --------------       --------------
Current Assets:
   Cash and cash equivalents         $          120   $          291   $       12,035    $         --         $       12,446
   Investments                                 --               --             10,266              --                 10,266
   Accounts receivable, net                    --              1,970           45,660            (1,970)(1)           45,660
   Prepaid expenses and other
       assets                                  --               --              7,800              --                  7,800
   Deferred income taxes                       --               --              6,513              --                  6,513
                                     --------------   --------------    --------------   --------------       --------------
       Total current assets                     120            2,261           82,274            (1,970)              82,685

Property and equipment, net                    --               --             69,823              --                 69,823
Capitalized software, net                      --               --             20,059              --                 20,059
Intangible assets, net                         --               --             45,875              --                 45,875
Investment in subsidiaries                  186,922             --               --            (186,922)(3)             --
Other investments                              --               --              1,875              --                  1,875
Deferred income taxes                          --               --             21,920              --                 21,920
                                               --               --               --             (27,798)(1)             --
                                               --               --               --             (29,400)(2)             --
Other noncurrent assets                        --             27,798           40,158              (234)(4)           10,524
                                     --------------   --------------    --------------   --------------       --------------
                                     $      187,042   $       30,059   $      281,984    $     (246,324)      $      252,761
                                     ==============   ==============   ==============    ==============       ==============
Current Liabilities:
   Accounts payable                  $         --     $          318   $        9,634    $         (318)(4)   $        9,634
                                               --               --               --              (1,970)(1)             --
                                               --               --               --                 126 (3)             --
   Accrued liabilities                          139             --             28,840              (164)(4)           26,971
   Current portion of long-term
       obligations                             --              1,970            1,640            (1,970)(2)            1,640
   Deferred revenue                            --               --             20,195              --                 20,195
                                     --------------   --------------    --------------   --------------       --------------
      Total current liabilities                 139            2,288           60,309            (4,296)              58,440

                                               --               --               --             (27,798)(1)             --
                                               --               --               --             (27,430)(2)             --
Accrued rent and other                         --             27,430           31,086               248 (4)            3,536
Obligations under capital leases -
    Less current portion                       --               --              3,882              --                  3,882
    Redeemable Preferred Stock                 --                114             --                (114)(3)              --
    Stockholders' equity                    186,903              227          186,707          (186,934)(3)          186,903
                                     --------------   --------------    --------------   ---------------      --------------
                                     $      187,042   $       30,059   $      281,984    $     (246,324)      $      252,761
                                     ==============   ==============   ==============    ==============       ==============

1. Elimination of note receivable between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.

2. Elimination of claims liability deposit between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.

3. Elimination of CheckFree Holdings investment in subsidiaries, and reclassification of the minority interest in CheckFree Management Corporation.

4.  Elimination of other intercompany balances.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                            YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                                                               CheckFree
                                                                                                                Combined
                                      CheckFree         CheckFree      Wholly-owned                             Holdings
                                       Holdings         Management       Guarantor                             Corporation
                                     Corporation       Corporation      Subsidiaries      Eliminations         Consolidated
                                    --------------    --------------    --------------   --------------       --------------
Revenues:
   Processing and servicing         $         --      $         --      $      201,059    $         --         $      201,059
   License Fees                               --                --              15,975              --                 15,975
   Maintenance fees                           --                --              17,746              --                 17,746
   Other                                       117              --              15,351              (117)(1)           15,351
                                    --------------    --------------    --------------    --------------       --------------
       Total revenues                          117              --             250,131              (117)             250,131

Expenses:
   Cost of processing, servicing
       and support                            --                --             146,704              --                146,704
   Research and development                   --                --              21,085              --                 21,085
   Sales and marketing                        --                --              32,354              --                 32,354
                                              --                --                --                (117)(1)             --
   General and administrative                 --                 117            31,450                16 (2)           31,466
   Depreciation and amortization              --                --              24,630              --                 24,630
   In-process research and
      development                             --                --               2,201              --                  2,201
                                    --------------    --------------    --------------    --------------       --------------
       Total expenses                         --                 117           258,424              (101)             258,440

Net gain on disposition of assets             --                --               4,576              --                  4,576
                                    --------------    --------------    --------------    --------------       --------------
Income (loss) from operations                  117              (117)           (3,717)              (16)              (3,733)
Interest income                               --               1,344             3,940            (1,300)(3)            2,799
                                              --                --                --              (1,185)(4)             --
Interest expense                              --              (1,185)           (1,918)            1,300 (3)             (618)
                                              --                --                --               1,185 (4)             --
                                    --------------    --------------    --------------    --------------       --------------
Income (loss) before income taxes              117                42            (1,695)              (16)              (1,552)
Income tax benefit                            --                --             (12,009)             --                (12,009)
Income before equity in earnings of
                                    --------------    --------------    --------------    --------------       --------------
    subsidiaries                               117                42            10,314               (16)              10,457
Equity in earnings of subsidiaries          10,340              --                --             (10,340)(2)             --
                                    --------------    --------------    --------------    --------------       --------------
Net income (loss)                   $       10,457    $           42    $       10,314    $      (10,356)      $       10,457
                                    ==============    ==============    ==============    ==============       ==============

1. Elimination of administrative fee between CheckFree Holdings Corporation and CheckFree Management Corporation.
2. Elimination of CheckFree Holdings investment in subsidiaries, including the minority interest of CheckFree Management Corporation.
3. Elimination of the interest income / expense from the note receivable between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.
4. Elimination of the interest income/ expense from the claims liability deposit between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                            YEAR ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                                                                   CheckFree
                                                                                                                   Combined
                                                        CheckFree     CheckFree    Wholly-owned                     Holdings
                                                        Holdings     Management     Guarantor                     Corporation
                                                       Corporation   Corporation   Subsidiaries   Eliminations    Consolidated
                                                       -----------   -----------   ------------   ------------    -------------

Operating activities:
  Net income                                           $  10,457      $     42      $  10,314     $(10,356)(1)      $  10,457
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
      Equity in earnings of subsidiaries                 (10,340)         --             --         10,340 (1)           --
      Net inter-subsidiary cash transfers                 (2,733)         --            2,733         --                 --
      Write-off of in-process research
         and development                                    --            --            2,201         --                2,201
      Depreciation and amortization                         --            --           24,630         --               24,630
      Deferred income tax provision                         --            --              854         --                  854
      Net gain on disposition of assets                     --            --           (4,576)        --               (4,576)
      Purchases of investments-Trading                      --            --          (10,416)        --              (10,416)
      Proceeds from sales and
         maturities of investments-Trading                  --            --           24,683         --               24,683
      Change in certain assets and
         liabilities (net of acquisitions and
         dispositions):
            Accounts receivable                             --            --           (6,976)        --               (6,976)
            Prepaid expenses and other                      --            --            1,434         --                1,434
            Accounts payable                                --            --              988         --                  988
            Accrued liabilities                             --            --           (2,320)         126 (1)         (2,194)
            Deferred revenues                               --            --            1,739         --                1,739
            Income tax accounts                             --            --          (17,253)        --              (17,253)
                                                       ---------      --------      ---------     --------          ----------
Net cash provided by (used in) operating
    Activities                                            (2,616)           42         28,035          110             25,571


Investing activities:
   Purchase of property and software                        --            --          (40,444)        --              (40,444)
   Proceeds from sale of assets                             --            --           18,435         --               18,435
   Proceeds from repayment of note
      receivable                                            --            --           14,882         --               14,882
   Capitalization of software development
      costs                                                 --            --           (8,031)        --               (8,031)
   Purchase of business, net of cash acquired               (190)         --             --           --                 (190)
   Purchase of investments- held to maturity.               --            --           (1,875)        --               (1,875)
   Proceeds from maturities and sales of
      investments- held to maturity                         --            --            1,006         --                1,006
   Loan to/from related party                               --         (30,512)        30,512         --                 --
   Proceeds (principal payments) on related
      party loan                                            --             743           (743)        --                 --
                                                       ---------      --------      ---------     --------          ----------
Net cash provided by (used in) investing
    activities                                              (190)      (29,769)        13,742         --              (16,217)

Financing Activities:
   Principal payments on capital lease
      obligations                                           --            --           (3,327)        --               (3,327)
   Escrow deposit associated with capital
      lease obligation                                      --            --           (3,637)        --               (3,637)


   Proceeds from stock options exercised,
      including related tax benefits                       2,926          --             --            --               2,926
   Proceeds from employee stock  purchase
      plan                                                  --            --            1,931           --              1,931
  Inter-subsidiary cash transfer for purchase
    of treasury stock                                     31,336          --          (31,336)          --               --
  Purchase of treasury stock                             (31,336)         --             --             --            (31,336)
  Issuance of stock                                         --             300           (190)          (110)(1)         --
  Proceeds from (funding of) assumption of
      health plan liabilities                               --          30,473        (30,473)          --
  Proceeds  from (funding of) assumption of
      health plan claims                                    --            (755)           755           --               --
                                                       ---------     ---------      ---------     ----------        ---------
Net cash provided by (used in) financing
   Activities                                              2,926        30,018        (66,277)          (110)         (33,443)
                                                       ---------     ---------      ---------     ----------        ---------
Net increase (decrease) in cash and cash
   equivalents                                               120           291        (24,500)          --            (24,089)
Cash and cash equivalents:
   Beginning of period                                      --            --           36,535           --             36,535
                                                       ---------     ---------      ---------     ----------        ---------
   End of period                                       $     120     $     291      $  12,035     $     --          $  12,446
                                                       =========     =========      =========     ==========        =========

(1) Elimination of CheckFree Holdings investment in subsidiaries, and reclassification of the minority interest in CheckFree Management Corporation.

The following table represents the equity structure of CheckFree Management Corporation as of June 30, 1999.

REDEEMABLE PREFERRED STOCK:
     Class C,  350 authorized shares, $100  par value;
        350 shares issued and outstanding                                  $ 36,400
     Class D,  750 authorized shares, $100  par value;
        750 shares issued and outstanding
                                                                             78,000
                                                                           --------
                    Total redeemable preferred stock                       $114,400
                                                                           ========

STOCKHOLDERS' EQUITY:
     Preferred stock- Class B,  600 authorized shares, $100  par value;
        600 shares issued, no amounts outstanding
     Common stock- Class A, 1,900 authorized shares, $100 par value;
        1,900 shares issued and outstanding                                $190,000
     Retained earnings                                                       37,048
                                                                           --------
                    Total stockholders' equity                             $227,048
                                                                           ========

         Redeemable Preferred Stock - The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the CheckFree Management Corporation's Board of Directors. The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors. On or after January 1, 2004, the Company may, at its option, redeem the shares of Class C and Class D preferred stock for cash, the amount of which is determined by the "Formula Value", plus any accrued but unpaid dividends. The "Formula Value" provides for the price to be par value plus a percentage of the increase in the Company valuation from the inception date, not to exceed a per share price of $500. On or after January 1, 2005, the holders of Class C and Class D preferred stock may require the Company to redeem their shares for cash, the amount of which is determined by the Formula Value defined above, plus any accrued but unpaid dividends. At June 30, 1999 the redemption value of the preferred stock is approximately equal to its carrying value. In the event of liquidation, dissolution or winding up of the Company, holders of Class C and Class D preferred stock are entitled to receive, prior to and in preference to any distributions to the holders of Class B preferred stock or Class A common stock, an amount determined by the Formula Value, plus any accrued but unpaid dividends.

         Capital Stock - Holders of class A Common Stock are entitled to one vote per share and have certain rights with respect to election of the Company's Board of Directors. The holders of Class B, Preferred Stock have certain additional rights, privileges and preferences. The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors. The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, subject to the redeemable preferred stock preferences, holders of Class B preferred stock are entitled to receive an amount equal to the par value plus any accrued but unpaid dividends.

         In December 1998, the Company entered into a Stockholders' Agreement with each holder of common and preferred stock. The agreement restricts the sale or transfer of any shares of stock without express written consent of all stockholders. In addition, the agreement provides that the holder of the Class A Common Stock, CheckFree Holdings, is subject to capital calls when and if the Board of Directors determines that the Company will have a cash shortfall for any quarter. Through June 30, 1999, no additional capital contributions were required.

23.      UNAUDITED SUBSEQUENT EVENTS

On November 29, 1999, the Company issued $172.5 million of 6 1/2% convertible subordinated notes in demoninations of $1,000 that are due on December 1, 2006. The Company will pay interest on the notes on June 1 and December 1 of each year, commencing June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of common stock per note and the Company may redeem the notes at any time on or after December 1, 2002.

On December 20, 1999, the Company entered into a definitive agreement to purchase BlueGill Technologies, Inc. in exchange for 5 million shares of the Company's common stock. The acquisition, which closed on April 28, 2000, will be accounted for under the purchase method of accounting and will include a charge for in-process research and development which is currently estimated at approximately $6.9 million. BlueGill provides software that facilitates Web based electronic billing and bill payment.

On February 15, 2000 the Company entered into a definitive agreement to purchase MSFDC L.L.C (TransPoint) in exchange for 17 million shares of the Company's common stock. TransPoint is a joint venture between Microsoft, First Data Corporation and Citibank. The acquisition will be accounted for under the purchase method of accounting and is expected to include a charge for in process research and development. As part of the agreement, the selling parties will fund the joint venture with $100 million of cash immediately prior to closing. Additionally, a related commercial agreement with Microsoft provides for a revenue guarantee of $120 million over the next five years and a related marketing agreement with First Data Corporation provides for a revenue and/or expense savings guarantee of $60 million over the next five years. TransPoint provides electronic billing and payment processing services.

On April 27, 2000 the Company announced a 10-year strategic agreement with Bank of America ("BofA"), whereby the Company will acquire the electronic billing and payment assets of BofA and will provide electronic billing and payment services to BofA's customer base in exchange for 10 million shares of the Company's common stock. The agreement provides for a revenue guarantee of $500 million to the Company over the next 10 years. BofA has the ability to earn warrants on up to 10 million additional shares, eight million of which vest incrementally upon achievement of specific levels of subscriber adoption of electronic billing and payment services and separately, and the other two million of which vest upon achievement of specific levels of electronic bills presented to those subscribers. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $32.50 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time. Additionally, the agreement requires the Company to invest $25 million into a joint marketing development fund designed to accelerate adoption of electronic billing and payment services through BofA's customer base.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy relating to our 1999 Annual Meeting of Stockholders to be held on November 4, 1999, and is incorporated in this Form 10-K/A No. 1 by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is included under the captions "INFORMATION CONCERNING THE BOARD OF DIRECTORS" and "EXECUTIVE COMPENSATION" in our Proxy Statement and is incorporated in this Form 10-K/A No. 1 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS" and "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" in our Proxy Statement and is incorporated in this Form 10-K/A No. 1 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is included under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in our Proxy Statement and is incorporated in this Form 10-K/A No. 1 by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements are included in this Annual Report on Form 10-K/A No. 1:

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

                  Notes to the Consolidated Financial Statements.

                  Independent Auditors' Report regarding financial statements of CheckFree Management Corporation.

                  Balance Sheet of CheckFree Management Corporation as of June 30, 1999.

                  Statement of Operations of CheckFree Management Corporation as of June 30, 1999.

                  Statement of Stockholder's Equity of CheckFree Management Corporation as of June 30, 1999.

                  Statement of Cash Flows of CheckFree Management Corporation as of June 30, 1999.

                  Notes to the Financial Statements of CheckFree Management Corporation.

                  (2) The following financial statement schedule is included in this Annual Report on Form 10-K/A No. 1 and should be read in conjunction with the Consolidated Financial Statements contained in this form 10-K/A No. 1.

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

        21      ***        Subsidiaries of the Company.

        23        *        Consent of Deloitte & Touche LLP.

        24      ***        Power of Attorney.

        27      ***        Financial Data Schedule.

        99        *        Financial Statement Schedule and Independent
                           Auditors' Report.
----------------

   *     Filed with this report.
  ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.
 *** Previously filed with the Annual Report on Form 10-K for the year ended June 30, 1999


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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  CheckFree Management Corporation:

We have audited the accompanying balance sheet of CheckFree Management Corporation (the "Company") as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the period from December 8, 1998 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the period from December 8, 1998 (date of inception) to June 30, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
----------------------------
Deloitte & Touche LLP

Atlanta, Georgia

May 5, 2000

                        CHECKFREE MANAGEMENT CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 1999


                                           ASSETS

CURRENT ASSETS:
     Cash ......................................................................     $   290,563
     Related party note receivable, current portion ............................       1,970,154
                                                                                     -----------
                    Total current assets .......................................       2,260,717

RELATED PARTY NOTE RECEIVABLE, less current portion ............................      27,798,114
                                                                                     -----------
                                                                                     $30,058,831
                                                                                     ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Claims payable ............................................................     $   317,190
     Deposit for future claims liability .......................................       1,970,154
                                                                                     -----------
                    Total current liabilities...................................       2,287,344

DEPOSIT FOR FUTURE CLAIMS LIABILITY- Less current portion ......................      27,430,039

REDEEMABLE PREFERRED STOCK:
     Class C, 350 authorized shares, $100 par value;
        350 shares issued and outstanding ......................................          36,400
     Class D, 750 authorized shares, $100 par value;
        750 shares issued and outstanding ......................................          78,000
                                                                                     -----------
                    Total redeemable preferred stock ...........................         114,400

STOCKHOLDERS' EQUITY:
     Preferred stock- Class B, 600 authorized shares, $100 par value;
        600 shares issued, no amounts outstanding ..............................              --
      Common stock- Class A, 1,900 authorized shares, $100 par value;
        1,900 shares issued and outstanding ....................................         190,000
     Retained earnings .........................................................          37,048
                                                                                     -----------
                    Total stockholders' equity .................................         227,048
                                                                                     -----------
                                                                                     $30,058,831
                                                                                     ===========

                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION
                             STATEMENT OF OPERATIONS
       PERIOD FROM DECEMBER 8, 1998 (DATE OF INCEPTION) TO JUNE 30, 1999


REVENUES:
     Interest income from related party ........................      $1,300,220
     Other interest income .....................................          43,450
                                                                      ----------
                    Total revenues .............................       1,343,670

EXPENSES:
     Interest expense on deposit for future claims liability ...       1,185,022
     General and administrative ................................         117,200
                                                                      ----------
                    Total expenses .............................       1,302,222

                                                                      ----------
INCOME BEFORE INCOME TAXES .....................................          41,448
INCOME TAX EXPENSE .............................................              --
                                                                      ----------
NET INCOME .....................................................          41,448

DIVIDENDS ON REDEEMABLE PREFERRED STOCK ........................           4,400
                                                                      ----------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS ...................      $   37,048
                                                                      ==========

                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
       PERIOD FROM DECEMBER 8, 1998 (DATE OF INCEPTION) TO JUNE 30, 1999


                                                     NUMBER OF     PREFERRED   NUMBER OF     COMMON                  TOTAL
                                                     SHARES OF     STOCK AT    SHARES OF    STOCK AT   RETAINED  STOCKHOLDERS'
                                                  PREFERRED STOCK     PAR     COMMON STOCK    PAR      EARNINGS     EQUITY
                                                  ---------------  ---------  ------------  -------    --------  -------------
BALANCE AT DECEMBER 8, 1998 ....................         --        $     --         --      $     --    $    --     $     --
     Issuance of preferred stock for cash ......        600          60,000         --            --         --       60,000
     Exchange of preferred stock for
           redeemable preferred stock ..........       (600)        (60,000)        --            --         --      (60,000)
     Dividends accrued on redeemable
           preferred stock .....................         --              --         --            --     (4,400)      (4,400)
     Issuance of common stock for cash .........         --              --      1,900       190,000         --      190,000
     Net income ................................         --              --         --            --     41,448       41,448
                                                     ------        --------      -----      --------    -------     --------
BALANCE- JUNE 30, 1999 .........................         --        $     --      1,900      $190,000    $37,048     $227,048
                                                     ======        ========      =====      ========    =======     ========

                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION
                             STATEMENT OF CASH FLOWS
       PERIOD FROM DECEMBER 8, 1998 (DATE OF INCEPTION) TO JUNE 30, 1999


OPERATING ACTIVITIES:
     Net income ..............................................     $     41,448
                                                                   ------------
                Net cash provided by operating activities.....           41,448

INVESTING ACTIVITIES:
     Loan to related party ...................................      (30,511,872)
     Principal payments received on related party note .......          743,603
                                                                   ------------
                    Net cash used in investing activities ....      (29,768,269)

FINANCING ACTIVITIES:
     Proceeds from assumption of health plan liabilities .....       30,472,860
     Payments made on health plan liabilities ................         (755,476)
     Proceeds from issuance of common stock ..................          190,000
     Proceeds from issuance of preferred stock ...............          110,000
                                                                   ------------
                Net cash provided by financing activities.....       30,017,384

                                                                   ------------
NET INCREASE IN CASH .........................................          290,563

CASH:
     Beginning of period .....................................               --
                                                                   ------------
     End of period ...........................................     $    290,563
                                                                   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid ...........................................     $  1,185,022
                                                                   ============
     Dividends accrued on redeemable preferred stock .........     $      4,400
                                                                   ============

                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
          AS OF JUNE 30, 1999 AND FOR THE PERIOD FROM DECEMBER 8, 1998
                      (DATE OF INCEPTION) TO JUNE 30, 1999


1.    DESCRIPTION OF THE BUSINESS

      CheckFree Management Corporation (the "Company") was formed from a plan of recapitalization of RCM Systems, Inc., a wholly owned subsidiary of CheckFree Holdings Corporation ("CheckFree Holdings"), on December 8, 1998. The Company was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of CheckFree Holdings and its subsidiaries. As of June 30, 1999, CheckFree Holdings and its subsidiaries own approximately 63% of the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying financial statements include the results of operations of the Company since its inception date, December 8, 1998, and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 1999.

      Deposit for Future Claims Liability- The Company accounts for the deposit for future claims liability under deposit accounting as set forth in Statement of Position ("SOP") 98-7, "Deposit Accounting & Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" issued by the Accounting Standards Executive Committee. Under deposit accounting, the Company recorded the cash received from CheckFree Corporation as a deposit liability. As the Company makes payments of medical claims, they record a reduction in the accrued deposit for future claims liability. The deposit liability account is also adjusted by calculating the effective yield on the deposit to reflect the actual medical claim payments to date and expected future medical claims, with a corresponding credit or charge to interest income or expense.

      Comprehensive Income - The Company reports Comprehensive Income in accordance with the provisions of SFAS 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. There were no components of other comprehensive income applicable to the Company for the period ended June 30, 1999.

      Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. The Company is in the process of evaluating the effects of this new statement.

3.    RELATED PARTY NOTE RECEIVABLE

      On December 30, 1998, the Company loaned $30,511,871 to CheckFree Corporation and received a promissory note calling for principal and interest payments to be made monthly commencing February 1, 1999. The note matures on March 1, 2005 and bears interest at 8.51% per annum. CheckFree Corporation is a stockholder in the Company and is a wholly owned subsidiary of CheckFree Holdings. Interest income on the note amounted to $1,300,220 for the period ended June 30, 1999.

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)


      Principal payments due on the note are as follows:

FISCAL YEAR
ENDING JUNE 30,
---------------
2000..........................................     $ 1,970,154
2001 .........................................       3,581,060
2002 .........................................       4,697,237
2003 .........................................       5,985,173
2004 .........................................       7,425,415
Thereafter ...................................       6,109,229
                                                   -----------
               Total .........................     $29,768,268
                                                   ===========


      At June 30, 1999, the estimated fair value of the note receivable approximates the carrying value based on currently available instruments with similar interest rates and remaining maturities.



4.    DEPOSIT FOR FUTURE CLAIMS LIABILITY

      On December 21, 1998, the Company and CheckFree Corporation entered into an exchange agreement whereby CheckFree Corporation contributed cash of $30,507,860 in exchange for 350 shares of Class C Redeemable Preferred Stock and the Company agreed to unconditionally assume and undertake to pay certain health plan liabilities of CheckFree. The health plan liabilities recorded by the Company were based on the present value (at an assumed discount rate of 8.51%) of claims estimated to be incurred over a five-year period commencing January 1, 1999. Estimated annual claim liability reduction is as follows:

FISCAL YEAR
ENDING JUNE 30,
---------------
2000 ................................................                $ 1,970,154
2001 ................................................                  3,581,060
2002 ................................................                  4,697,237
2003 ................................................                  5,985,173
2004 ................................................                  7,425,418
Thereafter ..........................................                  5,741,151
                                                                     -----------
               Total ................................                $29,400,193
                                                                     ===========

5.    REDEEMABLE PREFERRED STOCK

      The holders of Class C, and Class D Redeemable Preferred Stock have certain rights, privileges and preferences, which include the following:

              Dividends- The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the Board of Directors.

              Voting Rights-The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors.

              Redemption - On or after January 1, 2004, the Company may, at its option, redeem the shares of Class C and Class D preferred stock for cash, the amount of which is determined by the "Formula Value", plus any accrued but

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

      unpaid dividends. The "Formula Value" provides for the price to be par value plus a percentage of the increase in the Company valuation from the inception date, not to exceed a per share price of $500.

      On or after January 1, 2005, the holders of Class C and Class D preferred stock may require the Company to redeem their shares for cash, the amount of which is determined by the Formula Value defined above, plus any accrued but unpaid dividends. At June 30, 1999 the redemption value of the preferred stock is approximately equal to its carrying value.

              Liquidation Preference - In the event of liquidation, dissolution or winding up of the Company, holders of Class C and Class D preferred stock are entitled to receive, prior to and in preference to any distributions to the holders of Class B preferred stock or Class A common stock, an amount determined by the Formula Value, plus any accrued but unpaid dividends.

      A summary of redeemable preferred stock activity for the period ended June 30, 1999 is as follows:

                                                               CLASS C     CLASS D      TOTAL
                                                               -------     -------     --------
Issuance of redeemable preferred stock ...................     $35,000     $75,000     $110,000
Dividends accrued ........................................       1,400       3,000        4,400
                                                               -------     -------     --------
        Redeemable preferred stock at June 30, 1999.......     $36,400     $78,000     $114,400
                                                               =======     =======     ========

6.   CAPITAL STOCK

      The Company's capital stock consists of the following:

      Class A Common Stock- Holders of the stock are entitled to one vote per share and have certain rights with respect to election of the Company's Board of Directors.

      Class B Preferred Stock- The holders of Class B, Preferred Stock have certain rights, privileges and preferences, which include the following:

              Dividends- The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the Board of Directors.

              Voting Rights-The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors.

              Liquidation Preference - In the event of liquidation, dissolution or winding up of the Company, subject to the redeemable preferred stock preferences, holders of Class B preferred stock are entitled to receive an amount equal to the par value plus any accrued but unpaid dividends.

      In December 1998, the Company entered into a Stockholders' Agreement with each holder of common and preferred stock. The agreement restricts the sale or transfer of any shares of stock without express written consent of all stockholders. In addition, the agreement provides that the holder of the Class A Common Stock, CheckFree Holdings, is subject to capital calls when and if the Board of Directors determines that the Company will have a cash shortfall for any quarter. Through June 30, 1999, no additional capital contributions were required.

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

7.    INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      The Company files separate federal and state tax returns. Accordingly, the income tax provisions included in the Statement of Operations have been determined as if the Company was a separate taxpayer.

      Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to income before income taxes as a result of the following:

Federal tax at statutory rates ..........................             $  14,092
Deductible medical claims ...............................              (256,861)
Change in valuation allowance ...........................               242,769
                                                                      ---------
               Total ....................................             $      --
                                                                      =========


      At June 30, 1999, the Company's deferred tax assets were as follows:

Deferred tax assets- net operating loss carryforwards ........         (242,769)
Valuation allowance ..........................................          242,769
                                                                      ---------
               Total .........................................        $      --
                                                                      =========

      At June 30, 1999, the Company's has approximately $42,842 of state and $755,475 of federal net operating loss carryforwards that expire in 2019. A valuation allowance has been recorded due to the uncertainty of the realizability of the net operating loss carryforwards.



8.    OTHER RELATED PARTY TRANSACTIONS

      On December 21, 1998, the Company entered into an Administrative Services Agreement (the "Agreement") with CheckFree Holdings. Under the terms of the Agreement, CheckFree Holdings receives a monthly administrative fee for services provided to the Company. The Agreement calls for annual fee increases of 4% and carries a two-year initial term, with an automatic renewal clause. Total amounts paid under the agreement for the period ended June 30, 1999 amounted to $115,200.

9.    SUBSEQUENT EVENTS

      On November 19, 1999, CheckFree Corporation purchased all outstanding shares of Class D Preferred Stock. Subsequent to this purchase, CheckFree Holdings and its subsidiaries own 89% of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHECKFREE HOLDINGS CORPORATION


Date: July 7, 2000               By: /s/David Mangum
                                     -------------------------------------------
                                     David Mangum, Executive Vice President, and
                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on our behalf and in the capacities indicated on the 7th day of July, 2000.

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


         *Mark A. Johnson                            Vice Chairman - Corporate Development and Marketing and
------------------------------------------           Director
         Mark A. Johnson


         *David Mangum                               Executive Vice President and Chief Financial Officer
------------------------------------------           (Principal Financial Officer)
          David Mangum



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