Form 10-Q/A
period 1999-09-30
CHECKFREE HOLDINGS CORP \GA\
filed 2000-07-10
CIK 949341

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

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION


                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           September 30, 1999 and June 30, 1999

                      Condensed Consolidated Statements of                                           4
                           Operations For the Three Months Ended
                           September 30, 1999 and 1998

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Three Months Ended
                           September 30, 1999 and 1998

                      Notes to Interim Condensed Consolidated Unaudited                              6
                           Financial Statements For the Three Months
                           Ended September 30, 1999 and 1998

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         7-10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        11

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 11

         Signatures.                                                                                12

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


         7. GUARANTOR FINANCIAL INFORMATION

         CheckFree Management Corporation is a guarantor of the Company's $172,500,000 convertible subordinated notes that were issued November 29, 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of September 30, 1999, the Company and its subsidiaries own approximately 63% of CheckFree Management Corporation. Separate financial statements of the other guarantor subsidiaries have not been separately presented because (1) CheckFree Holdings Corporation, the parent Company, has no operations or assets other than its investment in its subsidiaries, (2) all of the subsidiaries have guaranteed the securities on a full, unconditional, and joint and several basis and (3) all of the subsidiaries other than CheckFree Management Corporation are wholly owned by the Company. The following table sets forth condensed consolidating financial information of the Company, CheckFree Management Corporation, and other wholly owned guarantor subsidiaries as of and for the three months ended September 30, 1999:

                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                                          Combined                              CheckFree
                                       CheckFree        CheckFree       Wholly-owned                             Holdings
                                        Holdings       Management         Guarantor                            Corporation
                                      Corporation      Corporation      Subsidiaries      Eliminations         Consolidated
                                      -------------  ----------------  ----------------  ---------------    -------------------
Current Assets:
   Cash and cash equivalents .....     $      63       $      (3)         $   6,379        $    --             $   6,439
   Investments ...................          --              --                8,956             --                 8,956
   Accounts receivable, net ......          --             2,319             51,758           (2,319)(1)          51,758
   Prepaid expenses and other
       assets ....................          --              --                9,943           (2,319)(2)           7,624
   Deferred income taxes .........          --              --                5,997             --                 5,997
                                       ---------       ---------          ---------        ---------           ---------
       Total current assets ......            63           2,316             83,033           (4,638)             80,774

Property and equipment, net ......          --              --               73,400             --                73,400
Capitalized software, net ........          --              --               21,287             --                21,287
Intangible assets, net ...........          --              --               44,691             --                44,691
Investment in subsidiaries .......       186,277            --                 --           (186,277)(3)            --
Other investments ................          --              --                1,875             --                 1,875
Deferred income taxes ............          --              --               24,831             --                24,831
                                                                                             (27,021)(1)
Other noncurrent assets ..........          --            27,021             36,236          (26,312)(2)           9,924
                                       ---------       ---------          ---------        ---------           ---------
                                       $ 186,340       $  29,337          $ 285,353        $(244,248)          $ 256,782
                                       =========       =========          =========        =========           =========

Current Liabilities:
   Accounts payable ..............     $    --         $     226          $  10,184             (226)(4)       $  10,184
                                                                                              (2,319)(1)
                                                                                                 134 (3)
   Accrued liabilities ...........           185             132             28,285              226 (4)          26,643
   Current portion of long-term
       obligations ...............          --             2,319              1,640           (2,319)(2)           1,640
   Deferred revenue ..............          --              --               24,750             --                24,750
                                       ---------       ---------          ---------        ---------           ---------
      Total current liabilities ..           185           2,677             64,859           (4,504)             63,217

                                                                                             (27,021)(1)
Accrued rent and other ...........          --            26,313             30,616          (26,312)(2)           3,596
Obligations under capital leases -
    less current portion .........          --              --                3,814             --                 3,814

Redeemable Preferred Stock .......          --               116               --               (116)(3)            --
Stockholders' equity .............       186,155             231            186,064         (186,295)(3)         186,155
                                       ---------       ---------          ---------        ---------           ---------
                                       $ 186,340       $  29,337          $ 285,353        $(244,248)          $ 256,782
                                       =========       =========          =========        =========           =========

1. Elimination of note receivable between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.
2. Elimination of claims liability deposit between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.
3. Elimination of CheckFree Holdings investment in subsidiaries, and reclassification of the minority interest of CheckFree Management Corporation.
4.   Elimination of other intercompany balances


                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                                          Combined                                CheckFree
                                       CheckFree        CheckFree       Wholly-owned                               Holdings
                                        Holdings       Management         Guarantor                              Corporation
                                      Corporation      Corporation      Subsidiaries      Eliminations           Consolidated
                                      -------------  ----------------  ----------------  ---------------    -----------------------

Revenues:
   Processing and servicing ......      $   --            $   --            $ 58,304       $   --                  $ 58,304
   License Fees ..................          --                --               2,996           --                     2,996
   Maintenance fees ..............          --                --               4,438           --                     4,438
   Other .........................            59              --               3,282            (59)(1)               3,282
                                        --------          --------          --------       --------                --------
       Total revenues ............            59              --              69,020            (59)                 69,020

Expenses:
   Cost of processing, servicing
       and support ...............          --                --              42,993           --                    42,993
   Research and development ......          --                --               6,824           --                     6,824
   Sales and marketing ...........          --                --               8,668           --                     8,668
   General and administrative ....          --                  59             9,924            (59)(1)               9,924
   Depreciation and amortization .          --                --               6,976           --                     6,976
                                        --------          --------          --------       --------                --------
       Total expenses ............          --                  59            75,385            (59)                 75,385

                                        --------          --------          --------       --------                --------
Income (loss) from operations ....            59               (59)           (6,365)          --                    (6,365)

                                                                                               (635)(3)
Interest income ..................          --                 635               844           (572)(4)                 272


                                                                                                635(3)
Interest expense .................          --                (572)             (662)           572(4)                  (27)
                                        --------          --------          --------       --------                --------
Income (loss) before income taxes             59                 4            (6,183)          --                    (6,120)
Income tax benefit ...............          --                --              (2,184)          --                    (2,184)
                                        --------          --------          --------       --------                --------
Income (loss) before equity in
    earnings of subsidiaries .....            59                 4            (3,999)          --                    (3,936)

Equity in earnings of subsidiaries        (3,995)             --                --            3,995(2)                 --
                                        --------          --------          --------       --------                --------
Net income (loss) ................      $ (3,936)         $      4          $ (3,999)      $  3,995                $ (3,936)
                                        ========          ========          ========       ========                ========

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




                 CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                                                  Combined                            CheckFree
                                                CheckFree       CheckFree       Wholly-owned                           Holdings
                                                Holdings        Management       Guarantor                           Corporation
                                               Corporation     Corporation      Subsidiaries     Eliminations        Consolidated
                                              --------------  --------------- -----------------  --------------     ---------------

Operating activities:
  Net income .................................   $ (3,936)       $      4        $ (3,999)          3,995 (1)         $ (3,936)
  Adjustments to reconcile net income to net
    cash provided by (used in)
    operating activities:
      Equity in earnings of subsidiaries .....      3,995            --              --            (3,995)(1)             --
      Net inter-subsidiary cash transfers.....     (1,269)                          1,269            --                   --
      Depreciation and amortization ..........       --              --             6,976            --                  6,976
      Deferred income tax provision ..........       --              --            (2,184)           --                 (2,184)
      Purchases of investments-Trading .......       --              --            (8,037)           --                 (8,037)
      Proceeds from sales and
         maturities of investments-Trading           --              --             9,347            --                  9,347
      Change in certain assets and liabilities
         (net of acquisitions and
         dispositions):
            Accounts receivable ..............       --              --            (6,098)           --                 (6,098)
            Prepaid expenses and other .......       --              --               176            --                    176
            Other noncurrent assets ..........       --              --               600            --                    600
            Accounts payable .................       --              --               550            --                    550
            Accrued liabilities ..............       --              --               853            --                    853
            Deferred revenues ................       --              --             4,555            --                  4,555
            Income tax accounts ..............       --              --              (211)           --                   (211)
            Accrued rent and other ...........       --              --                60            --                     60
                                                 --------        --------        --------        --------             --------
Net cash provided by (used in) operating
    activities ...............................     (1,210)              4           3,857            --                  2,651

Investing activities:
   Purchase of property and software .........       --              --            (8,631)           --                 (8,631)
   Capitalization of software development
      costs ..................................       --              --            (1,897)           --                 (1,897)
    Proceeds (principal payments) on
       related party loan ....................       --               429            (429)           --                   --
                                                 --------        --------        --------        --------             --------
Net cash provided by (used in) investing
   activities ................................       --               429         (10,957)           --                (10,528)

Financing Activities:
   Principal payments on capital lease
      obligations ............................       --              --               (68)           --                    (68)
   Proceeds from stock options exercised,
      including related tax benefits .........      1,153            --              --              --                  1,153
   Proceeds from employee stock  purchase
      plan ...................................       --              --               785            --                    785
  Proceeds from (funding of) assumption
     of health plan claims ...................                       (727)            727            --                   --
                                                 --------        --------        --------        --------             --------
Net cash provided by (used in) financing
   activities ................................      1,153            (727)          1,444            --                  1,870
                                                 --------        --------        --------        --------             --------
Net decrease in cash and cash equivalents ....        (57)           (294)         (5,656)           --                 (6,007)
Cash and cash equivalents:
   Beginning of period .......................        120             291          12,035            --                 12,446
                                                 --------        --------        --------        --------             --------
   End of period .............................   $     63        $     (3)       $  6,379        $   --               $  6,439
                                                 ========        ========        ========        ========             ========

     (1) Elimination of CheckFree Holdings investment in subsidiaries, including the minority interest of CheckFree Management Corporation.

The following table represents the equity structure of CheckFree Management Corporation as of September 30, 1999.

       REDEEMABLE PREFERRED STOCK:
            Class C,  350 authorized shares, $100  par value;
               350 shares issued and outstanding..................................                  $ 37,100
            Class D, 750 authorized shares, $100 par value; 750 shares issued
               and outstanding.....................................................                   79,500
                                                                                             ---------------
                           Total redeemable preferred stock.......................                  $116,600
                                                                                             ===============

       STOCKHOLDERS' EQUITY:
            Preferred stock- Class B, 600 authorized shares, $100 par value; 600 shares issued, no amounts
               outstanding...........................................
                                                                                                           -
             Common stock- Class A, 1,900 authorized shares, $100 par value;
               1,900 shares issued and outstanding...............................                   $190,000
            Retained earnings.....................................................                    41,026
                                                                                             ---------------
                           Total stockholders' equity.....................................          $231,026
                                                                                             ===============

Redeemable Preferred Stock - The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the CheckFree Management Corporation's Board of Directors. The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors. On or after January 1, 2004, the Company may, at its option, redeem the shares of Class C and Class D preferred stock for cash, the amount of which is determined by the "Formula Value", plus any accrued but unpaid dividends. The "Formula Value" provides for the price to be par value plus a percentage of the increase in the Company valuation from the inception date, not to exceed a per share price of $500. On or after January 1, 2005, the holders of Class C and Class D preferred stock may require the Company to redeem their shares for cash, the amount of which is determined by the Formula Value defined above, plus any accrued but unpaid dividends. At September 30, 1999 the redemption value of the preferred stock is approximately equal to its carrying value. In the event of liquidation, dissolution or winding up of the Company, holders of Class C and Class D preferred stock are entitled to receive, prior to and in preference to any distributions to the holders of Class B preferred stock or Class A common stock, an amount determined by the Formula Value, plus any accrued but unpaid dividends.

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

In December 1998, the Company entered into a Stockholders' Agreement with each holder of common and preferred stock. The agreement restricts the sale or transfer of any shares of stock without express written consent of all stockholders. In addition, the agreement provides that the holder of the Class A Common Stock, CheckFree Holdings, is subject to capital calls when and if the Board of Directors determines that the Company will have a cash shortfall for any quarter. Through September 30, 1999, no additional capital contributions were required.

         8. In October 1999, the Company announced a new agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock, was issued warrants to purchase 1 million shares, and has the ability to earn warrants on up to 2 million additional shares upon achievement of specific performance targets. None of the warrants can vest and become exercisable prior to September 2002. Shares of stock acquired by the customer under the terms of this agreement are subject to certain transfer and other restrictions.

         9. On October 25, 1999, the Company executed an amendment to its working capital line-of-credit agreement. The amendment extends the term of the line through December 30, 1999, and changes certain financial covenants contained in the agreement.

         10. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for the Company's first quarter of fiscal 2001. The Company is in the process of evaluating the effects of this new statement.

         11. Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation.

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


         -        Internet portals;

         -        Internet-based banks;


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      EXHIBITS.

               EXHIBIT NUMBER             EXHIBIT DESCRIPTION
               --------------             -------------------

                     27*                Financial Data Schedule.

                     99 CheckFree Management Corporation Interim Unaudited Condensed Financial Statements and Notes.


----------


*        Previously filed with this report.


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

                           CHECKFREE HOLDINGS CORPORATION


Date:  July 7, 2000        By:     /s/ David Mangum
                                   --------------------------------------------
                                   David Mangum, Executive Vice President and
                                   Chief Financial Officer* (Principal Financial
                                   Officer)

Date:  July 7, 2000        By:     /s/ Gary A. Luoma, Jr.
                                   --------------------------------------------
                                   Gary A. Luoma, Jr., Vice President, Chief
                                   Accounting Officer, and Assistant
                                   Secretary(Principal Accounting Officer)

* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

                               CHECKFREE HOLDINGS
                                  CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX


      EXHIBIT
      NUMBER                                         DESCRIPTION
      ------                                         -----------

        27*                                 Financial Data Schedule.

        99                                  CheckFree Management Corporation
                                            Interim Unaudited Condensed
                                            Financial Statements and Notes.


----------


*        Previously filed with this report.