Form 10-Q/A
period 1999-12-31
CHECKFREE HOLDINGS CORP \GA\
filed 2000-07-10
CIK 949341

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

                                    FORM 10-Q

                         CHECKFREE HOLDINGS CORPORATION


                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets
                           December 31, 1999 and June 30, 1999                                       3

                      Condensed Consolidated Statements of
                           Operations For the Three and Six Months Ended
                           December 31, 1999 and 1998                                                4

                      Condensed Consolidated Statements of
                           Cash Flows For the Three and Six Months Ended
                           December 31, 1999 and 1998                                                5

                      Notes to Interim Condensed Consolidated Unaudited
                           Financial Statements For the Three and Six Months
                           Ended December 31, 1999 and 1998                                         6-8

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         9-17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        18

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              18

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                18-19

         Signatures.                                                                                20

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,           DECEMBER 31,
                                                                 1999                 1999
                                                              -----------        ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................   $  12,446            $ 152,779
  Investments...............................................      10,266               17,015
  Accounts receivable, net..................................      45,660               46,780
  Prepaid expenses and other assets.........................       7,800               11,863
  Deferred income taxes.....................................       6,513                8,324
                                                               ---------            ---------
       Total current assets.................................      82,685              236,761
Property and equipment, net.................................      69,823               80,416
Capitalized software, net...................................      20,059               21,584
Intangible assets, net......................................      45,875               43,354
Investments.................................................       1,875               31,663
Deferred income taxes.......................................      21,920               31,095
Other noncurrent assets.....................................      10,524               12,855
                                                               ---------            ---------
          Total.............................................   $ 252,761            $ 457,728
                                                               =========            =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   9,634            $   8,679
  Accrued liabilities.......................................      26,971               37,494
  Current portion of long-term obligations..................       1,640                5,069
  Deferred revenue..........................................      20,195               25,840
                                                               ---------            ---------
       Total current liabilities............................      58,440               77,082
Accrued rent and other......................................       3,536                4,862
Convertible subordinated notes..............................          --              172,500
Obligations under capital leases -- less current portion....       3,882                  906
Commitments and contingencies...............................
Stockholders' equity:
  Preferred stock -- 15,000,000 authorized shares, $.01 par
     value; no amounts issued or outstanding................          --                   --
  Common stock -- 150,000,000 authorized shares, $.01 par
     value; issued 57,305,659 and 57,971,003 shares,
     respectively; outstanding 51,756,278 and 52,420,649
     shares, respectively...................................         518                  524
  Additional paid-in-capital................................     480,385              504,058
  Other.....................................................          --                 (299)
  Accumulated deficit.......................................    (294,000)            (301,905)
                                                               ---------            ---------
       Total stockholders' equity...........................     186,903              202,378
                                                               ---------            ---------
          Total.............................................   $ 252,761            $ 457,728
                                                               =========            =========

  See notes to interim unaudited condensed consolidated financial statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                   -------------------    --------------------
                                                     1998       1999        1998        1999
                                                   --------    -------    --------    --------
                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Processing and servicing.......................  $ 48,521    $62,627    $ 93,575    $120,931
  License fees...................................     3,441      3,201       6,412       6,197
  Maintenance fees...............................     4,238      4,518       9,202       8,956
  Other..........................................     3,405      2,623       7,230       5,905
                                                   --------    -------    --------    --------
          Total revenues.........................    59,605     72,969     116,419     141,989
Expenses:
  Cost of processing, servicing and support......    34,368     43,906      71,457      86,899
  Research and development.......................     5,579      8,286      12,157      15,110
  Sales and marketing............................     7,408      9,909      15,232      18,577
  General and administrative.....................     7,625      9,363      14,358      19,287
  Depreciation and amortization..................     6,033      7,780      11,999      14,756
                                                   --------    -------    --------    --------
          Total expenses.........................    61,013     79,244     125,203     154,629
Net gain on dispositions of assets...............        --         --       3,914          --
                                                   --------    -------    --------    --------
Loss from operations.............................    (1,408)    (6,275)     (4,870)    (12,640)
Interest, net....................................       426       (102)      1,219         143
                                                   --------    -------    --------    --------
Loss before income taxes.........................      (982)    (6,377)     (3,651)    (12,497)
Income tax benefit...............................   (12,357)    (2,408)    (13,558)     (4,592)
                                                   --------    -------    --------    --------
Net income (loss)................................  $ 11,375    $(3,969)   $  9,907    $ (7,905)
                                                   ========    =======    ========    ========
Basic earnings (loss) per share:
  Net income (loss) per common share.............  $   0.22    $ (0.08)   $   0.19    $  (0.15)
                                                   ========    =======    ========    ========
  Equivalent number of shares....................    51,326     52,200      53,419      52,023
                                                   ========    =======    ========    ========
Diluted earnings (loss) per share:
  Net income (loss) per common share.............  $   0.22    $ (0.08)   $   0.18    $  (0.15)
                                                   ========    =======    ========    ========
  Equivalent number of shares....................    52,553     52,200      54,664      52,023
                                                   ========    =======    ========    ========

  See notes to interim unaudited condensed consolidated financial statements.

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  9,907    $  (7,905)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    11,999       14,756
    Deferred income tax provision...........................   (11,554)      (4,592)
    Net gain on dispositions of assets......................    (3,914)          --
    Purchases of investments -- Trading.....................        --      (10,563)
    Proceeds from maturities and sales of investments,
      net -- Trading........................................    17,609       13,594
    Change in certain assets and liabilities (net of
      acquisitions and dispositions):
       Accounts receivable..................................     2,916       (1,120)
       Prepaid expenses and other...........................       207         (831)
       Other noncurrent assets..............................        --         (298)
       Accounts payable.....................................    (2,422)        (955)
       Accrued liabilities..................................    (2,321)       5,027
       Deferred revenue.....................................    (2,549)       5,645
       Income tax accounts..................................    (4,541)           2
       Accrued rent and other...............................      (194)         538
                                                              --------    ---------
         Net cash provided by operating activities..........    15,143       13,298
Cash flows from investing activities:
  Purchase of property and software.........................   (16,750)     (19,336)
  Proceeds from sale of assets..............................    11,421           --
  Capitalization of software development costs..............    (2,776)      (3,195)
  Purchase of investments -- held to maturity...............        --      (39,568)
  Proceeds from maturities and sales of investments -- held
    to maturity.............................................     1,006           --
                                                              --------    ---------
         Net cash used in investing activities..............    (7,099)     (62,099)
Cash flows from financing activities:
  Principal payments under capital lease obligations........      (621)        (312)
  Proceeds from sale of stock and exercise of warrants......        --       19,233
  Proceeds from issuance of convertible subordinated
    notes...................................................        --      166,921
  Proceeds from stock options exercised, including related
    tax benefits............................................       536        1,976
  Proceeds from employee stock purchase plan................     1,070        1,316
  Purchase of treasury stock................................   (31,161)          --
                                                              --------    ---------
         Net cash provided by (used in) financing
           activities.......................................   (30,176)     189,134
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........   (22,132)     140,333
Cash and cash equivalents:
  Beginning of period.......................................    36,535       12,446
                                                              --------    ---------
  End of period.............................................  $ 14,403    $ 152,779
                                                              ========    =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $    349    $      58
                                                              ========    =========
  Income taxes paid.........................................  $  2,353    $     209
                                                              ========    =========
  Capital lease additions and purchase of other long-term
    assets..................................................  $  1,583    $   1,753
                                                              ========    =========
  Stock funding of 401(k) match.............................  $    963    $   1,059
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

     2. The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                          FOR THE SIX MONTHS ENDED
                                 ---------------------------------------------------------------------------
                                          DECEMBER 31, 1998                      DECEMBER 31, 1999
                                 ------------------------------------   ------------------------------------
                                                                PER-                                   PER-
                                   INCOME         SHARES       SHARE      INCOME         SHARES       SHARE
                                 (NUMERATOR)    DENOMINATOR    AMOUNT   (NUMERATOR)    DENOMINATOR    AMOUNT
                                 -----------   -------------   ------   -----------   -------------   ------
Basic EPS......................    $ 9,907         53,419      $0.19      $(7,905)       52,023       $(0.15)
                                                               =====                                  ======
Effect of dilutive securities:
Options and warrants...........         --          1,245                      --            --
                                   -------        -------                 -------        ------
Diluted EPS....................    $ 9,907         54,664      $0.18      $(7,905)       52,023       $(0.15)
                                   =======        =======      =====      =======        ======       ======


                                                         FOR THE THREE MONTHS ENDED
                                 ---------------------------------------------------------------------------
                                          DECEMBER 31, 1998                      DECEMBER 31, 1999
                                 ------------------------------------   ------------------------------------
                                                                PER-                                   PER-
                                   INCOME         SHARES       SHARE      INCOME         SHARES       SHARE
                                 (NUMERATOR)    DENOMINATOR    AMOUNT   (NUMERATOR)    DENOMINATOR    AMOUNT
                                 -----------   -------------   ------   -----------   -------------   ------
Basic EPS......................    $11,375         51,326      $0.22      $(3,969)       52,200       $(0.08)
                                                               =====                                  ======
Effect of dilutive securities:
Options and warrants...........         --          1,227                      --            --
                                   -------        -------                 -------        ------
Diluted EPS....................    $11,375         52,553      $0.22      $(3,969)       52,200       $(0.08)
                                   =======        =======      =====      =======        ======       ======


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

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED
                      FINANCIAL STATEMENTS -- (CONTINUED)


                                                     DECEMBER 31, 1998             DECEMBER 31, 1999
                                                ---------------------------   ---------------------------
                                                  INCOME         SHARES         INCOME         SHARES
                                                (NUMERATOR)    DENOMINATOR    (NUMERATOR)    DENOMINATOR
                                                -----------   -------------   -----------   -------------
Six Month Period Ended........................      $--           4,198          $687           5,108
                                                    ===          ======          ====          ======
Three Month Period Ended......................      $--           3,751          $687           6,381
                                                    ===          ======          ====          ======


     3. In the quarter ended September 30, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement distinguishes accounting for costs of computer software developed or obtained for internal use from guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The adoption of SOP 98-1 did not result in a material impact on reported results.

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

     7. In October 1999, the Company announced a new agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock was granted unvested warrants on one million shares and has the ability to earn warrants on up to two million additional shares. All warrants are exercisable on September 15, 2002 contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $39.25 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time.

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


     10. On December 20, 1999, the Company entered into a definitive agreement to purchase BlueGill Technologies, Inc. in exchange for approximately 3.5 million shares of the Company's common stock. The acquisition, which is expected to close during the quarter ending June 30, 2000, will be accounted for under

                CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES

               NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED
                      FINANCIAL STATEMENTS -- (CONTINUED)

the purchase method of accounting and is expected to include a charge for in-process research and development which is currently estimated at approximately $11.9 million. BlueGill provides software that facilitates Web based electronic billing and bill payment.

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


GUARANTOR FINANCIAL INFORMATION

     12. CheckFree Management Corporation is a guarantor of the Company's $172,500,000 convertible subordinated notes that were issued November 29, 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of December 31, 1999, the Company and its subsidiaries own approximately 89% of CheckFree Management Corporation. Separate financial statements of the other guarantor subsidiaries have not been separately presented because (1) CheckFree Holdings Corporation, the parent Company, has no operations or assets other than its investment in its subsidiaries, (2) all of the subsidiaries have guaranteed the securities on a full, unconditional, and joint and several basis and (3) all of the subsidiaries other than CheckFree Management Corporation are wholly owned by the Company. The following table sets forth condensed consolidating financial information of the Company, CheckFree Management Corporation, and other wholly owned guarantor subsidiaries as of and for the six months ended December 31, 1999:

                                                       CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                                                                 CONSOLIDATING BALANCE SHEET
                                                                      DECEMBER 31, 1999
                                                                        (IN THOUSANDS)

                                                                          Combined                              CheckFree
                                       CheckFree        CheckFree       Wholly-owned                             Holdings
                                        Holdings       Management         Guarantor                            Corporation
                                      Corporation      Corporation      Subsidiaries      Eliminations         Consolidated
                                      -------------  ----------------  ----------------  ---------------    -------------------
Current Assets:
   Cash and cash equivalents......    $      61       $         3       $  152,715        $     -              $   152,779
   Investments....................         -                 -              17,015                                  17,015
   Accounts receivable, net.......         -                2,740           46,780            (2,740)  (1)          46,780
   Prepaid expenses and other
       assets.....................         -                 -              14,603            (2,740)  (2)          11,863
   Deferred income taxes..........         -                 -               8,324              -                    8,324
                                      ---------       -----------       ----------        -----------          -----------
       Total current assets.......           61             2,743          239,437            (5,480)              236,761

Property and equipment, net.......         -                 -              80,416              -                   80,416
Capitalized software, net.........         -                 -              21,584              -                   21,584
Intangible assets, net............         -                 -              43,354              -                   43,354
Investment in subsidiaries........      370,009              -                -             (370,009)  (3)            -
Other investments.................         -                 -              31,663              -                   31,663
Deferred income taxes.............         -                 -              31,095              -                   31,095
                                                                                             (26,139)  (1)
                                                                                             (25,202)  (2)
Other noncurrent assets...........        5,404            26,139           33,040              (387)  (4)          12,855
                                      ---------       -----------       ----------        -----------          -----------
                                      $ 375,474       $    28,882       $  480,589        $ (427,217)          $   457,728
                                      =========       ===========       ==========        ===========          ============

Current Liabilities:
   Accounts payable...............    $    -          $        59       $    8,679               (59)          $     8,679
                                                                                              (2,740)  (1)
                                                                                                 137   (3)
   Accrued liabilities............          596               527           39,464              (490)  (4)          37,494
   Current portion of long-term
       obligations................         -                2,740            5,069            (2,740)  (2)           5,069
   Deferred revenue...............         -                 -              25,840              -                   25,840
                                      ---------       -----------       ----------        -----------          -----------
      Total current liabilities...          596             3,326           79,052            (5,892)               77,082

                                                                                             (26,139)  (1)
                                                                                             (25,202)  (2)
Accrued rent and other............         -               25,202           30,839               162   (4)           4,862
Convertible subordinated notes....      172,500              -                -                 -                  172,500
Obligations under capital leases -
    less current portion..........         -                 -                 906             -                       906
Redeemable Preferred Stock........         -                 119              -                 (119)  (3)            -
Stockholders' equity..............      202,378              235           369,792          (370,027)  (3)         202,378
                                      ---------       ----------        ----------        -----------          -----------
                                      $ 375,474       $   28,882        $  480,589        $ (427,217)          $   457,728
                                      =========       ==========        ==========        ===========          ===========

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


                                         CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATING STATEMENT OF OPERATIONS
                                                SIX MONTHS ENDED DECEMBER 31, 1999
                                                          (IN THOUSANDS)

                                                                          Combined                                CheckFree
                                       CheckFree        CheckFree       Wholly-owned                               Holdings
                                        Holdings       Management         Guarantor                              Corporation
                                      Corporation      Corporation      Subsidiaries      Eliminations           Consolidated
                                      -------------  ----------------  ----------------  ---------------    -----------------------
Revenues:
   Processing and servicing.......     $     -       $      -           $    120,931      $     -              $      120,931
   License Fees...................           -              -                  6,197            -                       6,197
   Maintenance fees...............           -              -                  8,956            -                       8,956
   Other..........................           117            -                  5,905           (117)   (1)              5,905
                                       -----------   ----------------   ---------------   -------------        --------------------
       Total revenues.............           117            -                141,989           (117)                  141,989

Expenses:
   Cost of processing, servicing
       and support................           -              -                86,899             -                      86,899
   Research and development.......           -              -                15,110             -                      15,110
   Sales and marketing............           -              -                18,577             -                      18,577
                                                                                               (117)   (1)
   General and administrative.....           -              117              19,285               2    (2)             19,287
   Depreciation and amortization..           -              -                14,756             -                      14,756
                                       -----------   ----------------   ---------------   -------------        --------------------
       Total expenses.............           -              117             154,627            (115)                  154,629

                                       -----------   ----------------   ---------------   -------------        --------------------
Income (loss) from operations.....           117           (117)            (12,638)             (2)                  (12,640)
                                                                                             (1,261)   (3)
Interest income...................           -            1,261               2,573          (1,136)   (4)              1,437
                                                                                              1,261    (3)
Interest expense..................        (1,081)        (1,136)             (1,474)          1,136    (4)             (1,294)
                                       -----------   ----------------   ---------------   -------------        --------------------
Income (loss) before income
  taxes...........................          (964)             8             (11,539)             (2)                  (12,497)
Income tax benefit................          (410)           -                (4,182)            -                      (4,592)
Income (loss) before equity in         -----------   ----------------   ---------------   -------------        --------------------
    earnings of subsidiaries......          (554)             8              (7,357)             (2)                   (7,905)
Equity in earnings of                     (7,351)           -                  -              7,351    (2)               -
  subsidiaries....................     -----------   ----------------   ---------------   -------------        --------------------
Net income (loss).................     $  (7,905)    $        8         $    (7,357)      $   7,349            $       (7,905)
                                       ===========   ================   ===============   =============        ====================

1. Elimination of administrative fee between CheckFree Holdings Corporation and CheckFree Management Corporation.

2. Elimination of CheckFree Holdings investment in subsidiaries, including the minority interest of CheckFree Management Corporation.

3. Elimination of the interest income/expense from the note receivable between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.

4. Elimination of the interest income/expense from the claims liability deposit between CheckFree Corporation, a wholly owned subsidiary of CheckFree Holdings, and CheckFree Management Corporation.



                                         CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATING STATEMENT OF CASH FLOWS
                                                SIX MONTHS ENDED DECEMBER 31, 1999
                                                          (IN THOUSANDS)

                                                                                  Combined                            CheckFree
                                                CheckFree       CheckFree       Wholly-owned                           Holdings
                                                Holdings        Management       Guarantor                           Corporation
                                               Corporation     Corporation      Subsidiaries     Eliminations        Consolidated
                                              --------------  --------------- -----------------  --------------     ---------------
Operating activities:
  Net income............................      $    (7,905)    $          8     $      (7,357)           7,349  (1)   $    (7,905)
  Adjustments to reconcile net
   income to net cash provided
   by (used in) operating
   activities:
      Equity in earnings of
       subsidiaries.....................            7,351              -                -              (7,351) (1)          -
      Net inter-subsidiary cash                   (20,310)                            20,310             -                  -
       transfers.........
      Depreciation and amortization.....             -                 -              14,756             -                14,756
      Deferred income tax provision.....            (410)              -              (4,182)            -                (4,592)
      Purchases of investments-Trading..             -                 -             (10,563)            -               (10,563)
      Proceeds from sales and
       maturities of investments-
       Trading.......................                -                 -              13,594             -                13,594
      Change in certain assets and
       liabilities (net of
       acquisitions and
       dispositions):
            Accounts receivable........              -                 -              (1,120)            -                (1,120)
            Prepaid expenses and
            other......................              -                 -                (831)            -                  (831)
            Other noncurrent
            assets.....................              -                 -                (298)                               (298)
            Accounts payable...........              -                 -                (955)            -                  (955)
            Accrued liabilities........              -                 -               5,025                2              5,027
            Deferred revenues..........              -                 -               5,645             -                 5,645
            Income tax accounts........              410               -                (408)            -                     2
            Accrued rent and other.....              -                 -                 538             -                   538
Net cash provided by (used in)
   operating activities................       --------------  --------------- -----------------  --------------     ---------------
                                                 (20,864)                8            34,154             -                13,298

Investing activities:
   Purchase of property and
       software........................             -                  -             (19,336)            -               (19,336)
   Capitalization of software
      development costs................             -                  -              (3,195)            -                (3,195)
   Principal payments on related
       party loan......................             -                  892              (892)            -                  -
   Purchase of investments- Held
       to Maturity.....................             -                  -             (39,568)            -               (39,568)
Net cash provided by (used in)
   investing activities................       --------------  --------------- -----------------  --------------     ---------------
                                                    -                  892           (62,991)            -               (62,099)

Financing Activities:
  Principal payments on capital lease
      obligations......................             -                  -                (312)            -                  (312)
  Proceeds from sale of stock and
      exercise of warrants.............           19,233               -                -                -                19,233
  Proceeds from issuance of convertible
      subordinated notes...............          166,921               -                -                -               166,921
  Proceeds from stock options
      exercised, including related
      tax benefits.....................            1,976               -                -                -                 1,976
  Proceeds from employee stock
      purchase plan....................             -                  -               1,316             -                 1,316
  Payments on health plan liabilities..             -               (1,548)            1,548             -                  -
  Capital contribution to subsidiary...         (167,325)              -             167,325             -                  -
   Loan from related party.............             -                  360              (360)            -                  -
Net cash provided by (used in)                --------------  --------------- -----------------  --------------     ---------------
   financing activities................           20,805            (1,188)          169,517             -               189,134

Net increase (decrease) in cash and           --------------  --------------- -----------------  --------------     ---------------
   cash equivalents....................              (59)             (288)          140,680             -               140,333
Cash and cash equivalents:
   Beginning of period.................              120               291            12,035             -                12,446
                                              --------------  --------------- -----------------  --------------     ---------------
   End of period.......................       $       61      $          3    $      152,715     $       -          $    152,779
                                              ==============  =============== =================  ==============     ===============

(1) Elimination of CheckFree Holdings investment in subsidiaries, including the minority interest of CheckFree Management Corporation.


The following table represents the equity structure of CheckFree Management Corporation as of December 31, 1999.


     REDEEMABLE PREFERRED STOCK:
            Class C,  350 authorized shares, $100  par value;
               350 shares issued and outstanding......................................      $ 37,800
            Class D, 750 authorized shares, $100 par value;
               750 shares issued and outstanding......................................        81,000
                                                                                            --------
                           Total redeemable preferred stock...........................      $118,800
                                                                                            ========

     STOCKHOLDERS' EQUITY:
            Preferred stock- Class B, 600 authorized shares, $100 par value;
               600 shares issued, no amounts outstanding..............................          -
             Common stock- Class A, 1,900 authorized shares, $100 par value;
               1,900 shares issued and outstanding....................................      $190,000
            Retained earnings.........................................................        45,253
                                                                                            --------
                           Total stockholders' equity.................................      $235,253
                                                                                            ========


Redeemable Preferred Stock - The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the CheckFree Management Corporation's Board of Directors. The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors. On or after January 1, 2004, the Company may, at its option, redeem the shares of Class C and Class D preferred stock for cash, the amount of which is determined by the "Formula Value", plus any accrued but unpaid dividends. The "Formula Value" provides for the price to be par value plus a percentage of the increase in the Company valuation from the inception date, not to exceed a per share price of $500. On or after January 1, 2005, the holders of Class C and Class D preferred stock may require the Company to redeem their shares for cash, the amount of which is determined by the Formula Value defined above, plus any accrued but unpaid dividends. At December 31, 1999 the redemption value of the preferred stock is approximately equal to its carrying value. In the event of liquidation, dissolution or winding up of the Company, holders of Class C and Class D preferred stock are entitled to receive, prior to and in preference to any distributions to the holders of Class B preferred stock or Class A common stock, an amount determined by the Formula Value, plus any accrued but unpaid dividends.

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

In December 1998, the Company entered into a Stockholders' Agreement with each holder of common and preferred stock. The agreement restricts the sale or transfer of any shares of stock without express written consent of all stockholders. In addition, the agreement provides that the holder of the Class A Common Stock, CheckFree Holdings, is subject to capital calls when and if the Board of Directors determines that the Company will have a cash shortfall for any quarter. Through December 31,1999, no additional capital contributions were required.

     13. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for the Company's first quarter of fiscal 2001. The Company is in the process of evaluating the effects of this new statement.

     14. On February 15, 2000, the Company entered into a definitive agreement to purchase MSFDC L.L.C. (TransPoint) in exchange for 17 million shares of the Company's common stock. TransPoint is a joint venture between Microsoft, First Data Corporation and Citibank. The acquisition, which is expected to close within four to six months, will be accounted for under the purchase method of accounting and is expected to include a charge for in-process research and development. As part of the agreement, the selling parties will fund the joint venture with $100 million of cash immediately prior to closing. Additionally, a related commercial agreement with Microsoft provides for a revenue guarantee of $120 million over the next five years and a related marketing agreement with First Data Corporation provides for a revenue and/or expense savings guarantee of $60 million over the next five years. TransPoint provides electronic billing and payment processing services.

     15. Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation.

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

         We currently provide electronic billing and payment services for approximately 3 million consumers. Our services are available through over 350 sources, including:


           -        23 of the 25 largest banks in the United States;
           -        8 of the top 10 brokerage firms in the United States;
           -        Internet portals;
           -        Internet-based banks;
           -        Internet financial sites such as Quicken.com; and
           - personal financial management software such as Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that enable us to remit in excess of 50% of all of our bill payments electronically. During the three-month period ended December 31, 1999, we processed an average of nearly 14 million transactions per month, and for the year ended June 30, 1999, we processed more than 125 million transactions.

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

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

           -        Electronic Funds Transfer.

                    Through our Paperless Entry Processing System Plus software, we offer an online, real-time system providing an operational interface for originating and receiving payments through the automated clearinghouse. The automated clearinghouse is a nationwide electronic clearing and settlement system that processes electronically originated credit and debt transfers among participating depository institutions. These electronic transactions are substitutes for paper checks and are typically used for recurring payments like direct deposit payroll payments and corporate payments to contractors and vendors, debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills, and business to business payments. You may obtain additional information on the automated clearinghouse at the Federal Reserve Commission's website at http://www.federalreserve.gov. We do not maintain a direct connection with the automated clearinghouse, but rather, clear our electronic transactions through KeyBank, N.A., under the terms of an automated clearinghouse agreement.

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

           -        Other

                    We also provide software solutions such as regulatory compliance solutions for Form 1099 processing, safe box accounting and other applications.

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

         In March 1997, we introduced electronic billing -- "E-Bill" -- which enables merchants to deliver billing information as well as marketing materials to their customers electronically over the Internet. Through December 1999, we have placed 62 billers into production and are now delivering in excess of 38,000 electronic bills monthly through E-Bill. We derive revenue from our billers on a per bill presented basis.


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
                                                      =====           =====           =====           =====


SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999

     Revenues. Reported revenue increased 22%, from $59.6 million for the three months ended December 31, 1998 to $73.0 million for the three months ended December 31, 1999 and by 22%, from $116.4 million for the six months ended December 31, 1998 to $142.0 million for the six months ended December 31, 1999. On a pro forma basis, net of the divestitures of our mortgage business in September 1998 and our imaging business in October 1998 and adjusting for the acquisition of Mobius Group in March 1999, revenue increased 19% from $61.3 million for the three months ended December 31, 1998 to $73.0 million for the three months ended December 31, 1999 and by 20%, from $118.0 million for the six months ended December 31, 1998 to $142.0 million for the six months ended December 31, 1999. The increase in quarterly pro forma revenue of 19% was driven by increases of 23% in our Electronic Commerce segment and 26% in our Investment Services segment, offset slightly by a decline of 5% in our Software segment. The increase in year to date pro forma revenue of 20% was driven by increases of 24% in our Electronic Commerce segment, 23% in our Investment Services segment and less than 1% in our Software segment. Quarterly and year to date growth in Electronic Commerce revenue is driven primarily by an increase in subscribers from approximately 2.6 million at December 31, 1998 to approximately 3.0 million at December 31, 1999. Pro forma quarterly and year to date growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 573,000 at December 31, 1998 to approximately 820,000 at December 31, 1999. In the Software segment, the decline in pro forma quarterly revenue and the minimal growth in pro forma year to date revenue were due primarily to anticipated purchasing moratoriums by customers due to Year 2000 concerns.

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

     Cost of Processing and Support. Our cost of processing, servicing and support was $34.3 million or 57.7% of total revenue for the three months ended December 31, 1998 and $43.9 million or 60.2% of total revenue for the three months ended December 31, 1999. Cost of processing, servicing and support was $71.5 million or 61.4% of total revenue for the six months ended December 31, 1998 and $86.9 million or 61.2% of total revenue for the six months ended December 31, 1999. Cost of processing, servicing and support as a percentage of servicing only revenue (all revenue except license) was 61.2% for the three months ended December 31, 1998 and 62.9% for the three months ended December 31, 1999 and was 64.9% for the six months ended December 31, 1998 and 64.0% for the six months ended December 31, 1999. We have seen improvements in this ratio in two areas. First, we have seen an increase in the percentage of electronic payments from approximately 42% at December 31, 1998 to approximately 52% at December 31, 1999, whereby electronic payments carry a significantly lower variable cost per unit than paper based payments. Additionally, we have seen improvements from the leverage inherent in converting two thirds of our subscribers from two legacy systems to our new Genesis processing system. These improvements, however, are offset by E-Bill implementation costs as we continue to move an increasing number of billers into live production and by transaction costs generated by subscribers enrolled by Yahoo!, currently within their free three-month trial period.

     Research and Development. Our research and development costs were $5.6 million or 9.4% of total revenue for the three months ended December 31, 1998 and $8.3 million or 11.3% of total revenue for the three months ended December 31, 1999. Research and development costs were $12.2 million or 10.4% of total revenue for the six months ended December 31, 1998 and $15.1 million or 10.6% of total revenue for the six months ended December 31, 1999. Adjusted for capitalized development costs of $1.6 million for the three months ended December 31, 1998, of $1.3 million for the three months ended December 31, 1999, of $2.8 million for the six months ended December 31, 1998 and of $3.2 million for the six months ended December 31, 1999, our gross research and development costs were $7.2 million or 12.1% of total revenue for the three months ended December 31, 1998 and $9.6 million or 13.2% of total revenue for the three months ended December 31, 1999 and were $15.0 million or 12.9% of total revenue for the six months ended December 31, 1998 and $18.3 million or 12.8% of total revenue for the six months ended December 31, 1999. We continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality improvement and efficiency enhancement opportunities.

     Sales and Marketing. Sales and marketing costs were $7.4 million or 12.4% of total revenue for the three months ended December 31, 1998 and $9.9 million or 13.6% of total revenue for the three months ended December 31, 1999. Sales, marketing and royalty costs were $15.2 million or 13.1% of total revenue for the six months ended December 31, 1998 and $18.6 million or 13.1% of total revenue for the six months ended December 31, 1999. We have increased our sales staff to sign additional billers in support of our electronic billing product offerings and have increased program management staff in support of new non-subscriber based products designed to leverage our existing electronic payment infrastructure. We expect to incur increased promotional expenses in support of electronic billing and payment offerings through financial institutions and Internet portals like Yahoo! and other customers like WingspanBank.com in an effort to accelerate the growth of subscribers in our Electronic Commerce segment.

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

     Interest. Net interest declined from net interest income of $0.4 million for the three months ended December 31, 1998 to net interest expense of $0.1 million for the three months ended December 31, 1999. Net interest declined from net interest income of $1.2 million for the six months ended December 31, 1998 to net interest income of $0.1 million for the six months ended December 31, 1999. The varied net interest amounts are the net result of the timing of significant transactions in each of the periods identified. At September 30, 1998, we had approximately $56.2 million of cash, cash equivalents and investments on hand, primarily resulting from proceeds from the divestitures of various software businesses. We spent approximately $31.0 million in cash from September 1998 through October 1998 to buy back approximately 4.7 million of common shares when the market price of our stock was relatively low. Investment yields on our average cash, cash equivalents and invested assets exceeded interest expense on outstanding capital lease obligations, resulting in net interest income of $0.4 million for the three months ended December 31, 1998 and $1.2 million for the six months ended December 31, 1998. On November 29, 1999, we received net proceeds of approximately $166.9 million from the issuance of $172.5 million of 6 1/2% subordinated convertible notes. Additionally, in October 1999, we received approximately $9.8 million from the direct purchase of 250,000 shares of our common stock, at market value, by Bank One and, in December 1999, we received approximately $6.2 million from the exercise of outstanding common stock warrants. Direct interest expense and amortization of issuance costs resulting from the convertible debt combined with interest expense from capital leases exceeded the interest income earned on cash, cash equivalents and invested assets for the quarter resulting in net interest expense of $0.1 million for the three months ended December 31, 1999. For the six months ended December 31, 1999, our interest income exceeded interest expense by $0.1 million.

     Income Taxes. We recorded an income tax benefit of $12.4 million for the three months ended December 31, 1998 (effective rate not meaningful) and an income tax benefit of $2.4 million or an effective tax rate of 37.8% for the three months ended December 31, 1999. We recorded an income tax benefit of $13.6 million for the six months ended December 31, 1998 (effective rate not meaningful) and an income tax benefit of $4.6 million or an effective tax rate of 36.8% for the six months ended December 31, 1999. In the quarter ended December 31, 1998, we recorded a one-time tax benefit of approximately $12.2 million arising out of our medical benefits management subsidiary. Net of this one-time benefit, the reported effective rates differ from the blended statutory rate of 40% in all periods due to goodwill and other non-deductible expenses, jobs credits and tax exempt interest income.

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
                                              =======            =======            ========            ========

SIX MONTHS ENDED DECEMBER 31, 1998 AND 1999


     Revenue in our Electronic Commerce business unit increased by 23%, from $41.3 million for the three months ended December 31, 1998 to $50.7 million for the three months ended December 31, 1999 and increased by 24%, from $79.4 million for the six months ended December 31, 1998 to $98.5 million for the six months ended December 31, 1999. The increase in revenue is due primarily to an increase in subscribers from approximately 2.6 million at December 31, 1998 to approximately 3.0 million at December 31, 1999. While underlying growth in total subscribers approximated 7% and, within that figure underlying Internet-based subscribers grew in excess of 20%, the total subscriber based remained consistent from last quarter at approximately 3.0 million. As expected in our discussion last quarter, we had approximately 200,000 subscribers deleted during the quarter ended December 31, 1999 as our financial institution customers removed subscribers using personal financial management software that was not Year 2000 compliant. We have assisted our customers in actively soliciting these subscribers to upgrade to Year 2000 compliant software and to remove non-compliant subscribers from our systems through December 1999. We do not expect these deletions to have a material impact on our expected earnings for the remainder of the year.

     Our processing agreement with Yahoo! allows for a free three-month trial period for subscribers who enroll through Yahoo! Because these subscribers are not generating revenue during this free period, we do not count them in our active subscriber base. Early on in the program with Yahoo! we provided bill payment services only and, in December 1999, we added electronic billing capability that now allows for a fully electronic round trip billing and payment experience through the Yahoo! offering. Now that the services are complete, we expect an increase in the nature and extent of advertising promotions through the various Yahoo! properties like Yahoo.com, Yahoo! Calendar and Yahoo! Wallet.

     Additionally, we now have 62 billers in production that presented approximately 38,000 electronic bills in the month ended December 31, 1999. The number of bills we presented electronically has nearly doubled since the month of September 1999 and we expect growth in this area to continue. Our recently announced acquisition of BlueGill Technologies, expected to close in the quarter ended March 31, 2000, will facilitate our efforts to provide quality billing content and by simplifying and accelerating the process of taking bills from paper to electronic, BlueGill will help us speed adoption of electronic billing services available today. When combined with a recently announced transaction based pricing model for our largest customers, it will become more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional indicator. We exited the quarter ended December 31, 1999 processing approximately 14 million transactions per month, an increase of 1 million per month over that which we processed in September 1999.

     Operating losses in our Electronic Commerce segment increased from $0.8 million for the three months ended December 31, 1998 to $5.1 million for the three months ended December 31, 1999 and from $5.4 million for the six months ended December 31, 1998 to $10.8 million for the six months ended December 31, 1999. As we have explained in previous quarters, we are investing heavily in the following four areas:

           -        marketing and price incentives to spur industry growth;

           - compressing the time from E-Bill contract execution to live billing;

           - improved infrastructure and programs that improve quality and performance; and

           - extension of payment offerings through leverage of our existing infrastructure.

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

     Reported operating income in our Software segment decreased from $3.7 million for the three months ended December 31, 1998 to $2.3 million for the three months ended December 31, 1999 and decreased slightly from $4.9 million for the six months ended December 31, 1998 to $4.8 million for the six months ended December 31, 1999. On a pro forma basis, net of divestitures, operating income decreased from $3.7 million for the three months ended December 31, 1998 to $2.3 million for the three months ended December 31, 1999 and decreased from $6.6 million for the six months ended December 31, 1998 to $4.8 million for the six months ended December 31, 1999. The decrease in operating margins reflects investments in new initiatives like the recent launch of missingmoney.com, a state-sponsored Internet site we developed with the National Association of Unclaimed Property to enable customers to find and claim money owed to them from non-refunded deposits, unclaimed securities, and other accounts held by states. Additional resources have also been assigned to our new automated clearinghouse alliance services program that carries a profit margin that is inherently lower than that of our traditional product offerings in this area.

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

     Operating income in our Investment Services segment increased from $0.9 million for the three months ended December 31, 1998 to $3.1 million for the three months ended December 31, 1999 and from $2.7 million for the six months ended December 31, 1998 to $5.4 million for the six months ended December 31, 1999. On a pro forma basis, adjusting for the acquisition of Mobius Group, operating income increased from $0.9 million for the three months ended December 31, 1998 to $3.1 million for the three months ended December 31, 1999 and from $2.9 million for the six months ended December 31, 1998, to $5.4 million for the six months ended December 31, 1999. In the quarter ended December 31, 1998, we incurred one time charges of $0.6 million related to real estate transactions in this business unit. Additionally, increases in operating income are due to the marginal profit inherent in the increase in portfolios managed and synergies realized in the integration of Mobius Group into the operations of the business segment.

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

                                                                             YTD
                                 FISCAL       FISCAL         FISCAL         FISCAL          COST TO
     BUSINESS SEGMENT             1997         1998           1999           2000          COMPLETE         TOTAL
----------------------------    --------    -----------    -----------    -----------    -------------    -----------
                                                                   (IN THOUSANDS)

Electronic commerce                $  0         $ 100         $ 1,360        $   800           $   20        $ 2,280

Software                              -           500             525            171               10          1,206

Investment services                   -           375             937            110               25          1,447

Corporate                             -             -             270             81                -            351
                                --------    ----------     -----------    -----------    -------------    -----------
   Total                           $  0         $ 975         $ 3,092        $ 1,162           $   55        $ 5,284
                                ========    ==========     ===========    ===========    =============    ===========

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
                                               ========           ========            ========


     Net cash provided by financing activities reflects the most significant positive impact on cash flow in the quarter ended December 31, 1999. On November 29, 1999, we issued $172.5 million of 6 1/2% convertible subordinated notes that provided $166.9 million of proceeds, net of underwriting and other direct issuance costs. During the quarter, we also received $19.2 million from the direct sale of 250,000 shares of stock to Bank One and the issuance of 300,000 shares upon exercise of vested warrants from Integrion members. This amount of $19.2 million included an overpayment of $3.2 million due to a duplicate submission of cash proceeds by one of our customers on the last day of the quarter that was returned on the first day of the subsequent quarter. Additionally, we received $1.3 million from the exercise of employee stock options and from our employee stock purchase plan and we spent $0.2 million on principal payments for capital leases.

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

     Convertible Subordinated Notes. On November 29, 1999, we issued $172.5 million of 6 1/2% convertible subordinated notes that are due on December 1, 2006. We will pay interest on the notes on June 1 and December 1, of each year, commencing on June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of common stock per note and we may redeem the notes at any time on or after December 1, 2002. On January 14, 2000, we filed a shelf registration statement to register the underlying shares. Under the terms of the offering, should we fail to obtain a declaration of effectiveness of the shelf registration statement from the Securities and Exchange Commission by March 28, 2000, we will incur penalty interest in the amount of 0.5%. The penalty interest would stop accruing at the time we obtain the appropriate declaration of effectiveness. We expect to use the net proceeds from this offering for working capital and general corporate purposes, including expansion of our services to a broader market and potential acquisitions.

     Credit Facility. On October 31, 1999, our $20 million working capital line of credit with Key Bank was set to expire. We extended the line until December 31, 1999 while we negotiated a new agreement. In December 1999, we entered into a three-year, $30 million working capital line of credit with Key Bank that carries an interest rate of either LIBOR plus 200 basis points or Prime, at our discretion. These are the same terms that were in place on the original line as well. As of January 3, 2000, the LIBOR rates were 5.8825% for one month, 6.0% for three months, 6.13125% for six months and 6.5% for one year and the Prime rate was 8.5%. In this instance, it would be more beneficial to us to choose the LIBOR option for any capital needs for less than one year and the Prime rate option for needs exceeding one year. As of December 31, 1999, there was no balance outstanding on this line and we had no plans or expectations to draw from the line through June 30, 2000. Although we have significant working capital in place at December 31, 1999, we feel it prudent to have access to a credit facility given our plans for growth.

     Because of our successful efforts in completing the convertible subordinated note offering and in executing the new working capital line of credit, we discontinued negotiations with various vendors in establishing an additional lease line of credit.

     The net result of the activities in the quarter ended December 31, 1999 is a significant improvement in our liquidity and capital resources. We believe that existing cash, cash equivalents, investments and available financing alternatives will be sufficient to meet our presently anticipated working capital and capital investment requirements through June 30, 2000. In the longer term, our working capital and capital investment requirements will be somewhat dependent upon the timing of significant customer adoption of our electronic billing and payment services and the result of acquisitions, and, therefore, we are not in a position to make longer-term predictions at this time.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         Except for the historical information contained herein, the matters discussed in our Form 10-Q/A No. 1 include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, and Year 2000 issues. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" in the Annual Report on Form 10-K for the year ended June 30, 1999, as may be amended from time to time, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Accordingly, there can be no assurance that the forward-looking statements included in this Form 10-Q/A No. 1 will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q/A No. 1 are based on information presently available to our management.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


         On November 29, 1999, we issued $172.5 million of 6.5% convertible subordinated notes due on December 1, 2006 in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Hambrecht & Quist LLC (as the initial purchasers) and were subsequently sold by the initial purchasers in private transactions exempt from the registration requirements of the Securities Act to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act). We will pay interest on the notes on June 1 and December 1, of each year, commencing June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of our common stock per note and we may redeem the notes at any time on or after December 1, 2002. On January 14, 2000, we filed a shelf registration statement to register the underlying shares, which we subsequently amended on January 26, 2000 and on April 10, 2000.


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

         (b)      REPORTS ON FORM 8-K.

         We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999:

                  (1) A current report on Form 8-K, dated November 29, 1999, was filed with the Securities and Exchange Commission on December 2, 1999 (Item 5).

                  (2) A current report on Form 8-K, dated December 20, 1999, was filed with the Securities and Exchange Commission on December 23, 1999 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHECKFREE HOLDINGS CORPORATION




Date:  July 7, 2000                  By: /s/ David Mangum
                                     -------------------------------------------
                                     David Mangum, Executive Vice President and
                                     Chief Financial Officer*
                                     (Principal Financial Officer)




Date:  July 7, 2000                  By: /s/ Gary A. Luoma, Jr.
                                     -------------------------------------------
                                     Gary A. Luoma, Jr., Vice President, Chief
                                     Accounting Officer, and Assistant Secretary
                                     (Principal Accounting Officer)


* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this amended report on behalf of the Registrant.

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