Form 10-Q/A
period 2000-03-31
CHECKFREE HOLDINGS CORP \GA\
filed 2000-07-10
CIK 949341

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


9.       GUARANTOR FINANCIAL INFORMATION

         CheckFree Management Corporation is a guarantor of the Company's $172,500,000 convertible subordinated notes that were issued November 29, 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of March 31, 2000, the Company and its subsidiaries own approximately 89% of CheckFree Management Corporation. Separate financial statements of the other guarantor subsidiaries have not been separately presented because (1) CheckFree Holdings Corporation, the parent Company, has no operations or assets other than its investment in its subsidiaries, (2) all of the subsidiaries have guaranteed the securities on a full, unconditional, and joint and several basis and (3) all of the subsidiaries other than CheckFree Management Corporation are wholly owned by the Company. The following table sets forth condensed consolidating financial information of the Company, CheckFree Management Corporation, and other wholly owned guarantor subsidiaries as of and for the nine months ended March 31, 2000:

                                       CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATING BALANCE SHEET
                                                        MARCH 31, 2000
                                                        (IN THOUSANDS)

                                                                          Combined                              CheckFree
                                       CheckFree        CheckFree       Wholly-owned                             Holdings
                                        Holdings       Management         Guarantor                            Corporation
                                      Corporation      Corporation      Subsidiaries      Eliminations         Consolidated
                                      -------------  ----------------  ----------------  ---------------    -------------------
Current Assets:
   Cash and cash equivalents......    $        62     $          1      $     124,980     $      -            $     125,043
   Investments....................            -               -                26,292            -                   26,292
   Accounts receivable, net.......            -              3,060             53,343          (3,060)  (1)          53,343
   Prepaid expenses and other
       assets.....................            -               -                14,776          (3,060)  (2)          11,716
   Deferred income taxes..........            -               -                 9,444            -                    9,444
                                      -------------  ----------------  ----------------  ---------------    -------------------
       Total current assets.......             62            3,061            228,835          (6,120)              225,838

Property and equipment, net.......            -               -                84,461            -                   84,461
Capitalized software, net.........            -               -                23,006            -                   23,006
Intangible assets, net............            -               -                41,763            -                   41,763
Investment in subsidiaries........        392,303             -                  -           (392,303)  (3)            -
Other investments.................            -               -                52,869            -                   52,869
Deferred income taxes.............            -               -                34,436            -                   34,436
                                                                                              (25,200)  (1)
                                                                                              (24,181)  (2)
Other noncurrent assets...........          5,348           25,200             33,272            (679)  (4)          13,760
                                      -------------  ----------------  ----------------  ---------------    -------------------
                                      $   397,713     $     28,261      $     498,642     $  (448,483)        $     476,133
                                      =============  ================  ================  ===============    ===================

Current Liabilities:
   Accounts payable...............    $      -        $        379      $       6,573     $      (379)  (4)   $       6,573
                                                                                                  138   (3)
   Accrued liabilities............         12,829              290             28,074            (299)  (4)          41,032
   Current portion of long-term                                                                (3,060)  (1)
       obligations................           -               3,060              9,593          (3,060)  (2)           6,533
   Deferred revenue...............           -                -                29,638            -                   29,638
                                      -------------  ----------------  ----------------  ---------------    -------------------
      Total current liabilities...         12,829            3,729             73,878          (6,660)               83,776

                                                                                              (25,200)  (1)
                                                                                              (24,181)  (2)
Accrued rent and other............           -              24,181             31,854              (1)  (4)           6,653
Convertible subordinated notes....        172,500             -                  -               -                  172,500
Obligations under capital leases -
    less current portion..........           -                -                   820            -                      820
Redeemable Preferred Stock........           -                 112               -               (112)  (3)            -
Stockholders' equity..............        212,384              239            392,090        (392,329)  (3)         212,384
                                      -------------  ----------------  ----------------  ---------------    -------------------
                                      $   397,713     $     28,261      $     498,642     $  (448,483)        $     476,133
                                      =============  ================  ================  ===============    ===================

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

                                         CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATING STATEMENT OF OPERATIONS
                                                 NINE MONTHS ENDED MARCH 31, 2000
                                                          (IN THOUSANDS)

                                                                          Combined                                CheckFree
                                       CheckFree        CheckFree       Wholly-owned                               Holdings
                                        Holdings       Management         Guarantor                              Corporation
                                      Corporation      Corporation      Subsidiaries      Eliminations           Consolidated
                                      -------------  ----------------  ----------------  ---------------    -----------------------
Revenues:
   Processing and servicing.......     $     -        $      -          $     189,430     $      -             $      189,430
   License Fees...................           -               -                 10,295            -                     10,295
   Maintenance fees...............           -               -                 13,571            -                     13,571
   Other..........................           174             -                  8,399            (174)  (1)             8,399
                                      -------------  ----------------  ----------------  ---------------    -----------------------
       Total revenues.............           174             -                221,695            (174)                221,695

Expenses:
   Cost of processing, servicing
       and support................           -               -                133,684             -                   133,684
   Research and development.......           -               -                 24,276             -                    24,276
   Sales and marketing............           -               -                 29,522             -                    29,522
                                                                                                 (174)  (1)
   General and administrative.....           -               174               28,835               2   (2)            28,837
   Depreciation and amortization..           -               -                 23,789             -                    23,789
                                      -------------  ----------------  ----------------  ---------------    -----------------------
       Total expenses.............           -               174              240,106            (172)                240,108
                                      -------------  ----------------  ----------------  ---------------    -----------------------
Income (loss) from operations.....           174            (174)             (18,411)             (2)                (18,413)
                                                                                               (1,875)  (3)
Interest income...................           -             1,875                6,179          (1,689)  (4)             4,490
                                                                                                1,875   (3)
Interest expense..................        (4,133)         (1,689)              (2,315)          1,689   (4)            (4,573)
                                      -------------  ----------------  ----------------  ---------------    -----------------------
Income (loss) before income taxes.        (3,959)             12              (14,547)             (2)                (18,496)
Income tax benefit................        (1,409)            -                 (5,309)            -                    (6,718)
Income (loss) before equity in
    earnings of subsidiaries......    -------------  ----------------  ----------------  ---------------    -----------------------
                                          (2,550)             12               (9,238)             (2)                (11,778)
Equity in earnings of
    subsidiaries..................        (9,228)            -                   -              9,228   (2)              -
                                      -------------  ----------------  ----------------  ---------------    -----------------------
Net income (loss).................     $ (11,778)     $       12        $      (9,238)    $     9,226         $       (11,778)
                                      =============  ================  ================  ===============    =======================

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

                                         CHECKFREE HOLDINGS CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 NINE MONTHS ENDED MARCH 31, 2000
                                                          (IN THOUSANDS)

                                                                                  Combined                            CheckFree
                                                CheckFree       CheckFree       Wholly-owned                           Holdings
                                                Holdings        Management       Guarantor                           Corporation
                                               Corporation     Corporation      Subsidiaries     Eliminations        Consolidated
                                              --------------  --------------- -----------------  --------------     ---------------
Operating activities:
  Net income.............................      $   (11,778)    $         12    $      (9,238)      $   9,226   (1)   $  (11,778)
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
      Equity in earnings of
       subsidiaries......................            9,228             -                -             (9,228)  (1)         -
      Net inter-subsidiary cash                    (22,213)                           22,213            -                  -
      Depreciation and amortization......             -                -              23,789            -                23,789
      Deferred income tax provision......           (1,409)            -              (5,309)           -                (6,718)
      Purchases of investments-Trading...             -                -             (15,202)           -               (15,202)
      Proceeds from sales and
         maturities of investments-
         Trading.........................             -                -              18,929            -                18,929
      Change in certain assets and
         liabilities (net of acquisitions
         and dispositions):
            Accounts receivable..........             -                -              (7,683)           -                (7,683)
            Prepaid expenses and other...             -                -                (605)           -                  (605)
            Other noncurrent assets......                                               (278)                              (278)
            Accounts payable.............             -                -              (3,459)           -                (3,459)
            Accrued liabilities..........             -                -              15,166               2             15,168
            Deferred revenues............             -                -               9,443            -                 9,443
            Income tax accounts..........            1,409             -              (1,411)           -                    (2)
            Accrued rent and other.......             -                -                 943                                943
Net cash provided by (used in) operating      --------------  --------------- -----------------  --------------     ---------------
    Activities...........................          (24,763)              12           47,298            -                22,547

Investing activities:
   Purchase of property and software.....             -                -             (26,222)           -               (26,222)
   Capitalization of software development
      costs..............................             -                -              (5,379)           -                (5,379)
   Purchase of business, net of cash                                                  (1,157)                            (1,157)
   Proceeds (principal payments on related
      party loan.........................             -               1,507           (1,507)           -                  -
   Purchase of investments- Held to Maturity                                         (70,747)                           (70,747)
Net cash provided by (used in) investing      --------------  --------------- -----------------  --------------     ---------------
   activities............................             -               1,507         (105,012)           -              (103,505)

Financing Activities:
   Principal payments on capital lease
      obligations........................             -                -                (659)           -                  (659)
  Proceeds from sale of stock and exercise
      of warrants........................           16,093             -                -               -                16,093
  Proceeds from issuance of convertible
      subordinated notes.................          166,903             -                -               -               166,903
   Proceeds from stock options exercised,
      including related tax benefits.....            9,034             -                -               -                 9,034
   Proceeds from employee stock  purchase
      plan...............................             -                -               2,184            -                 2,184
  Proceeds from (funding of) assumption of
     health plan claims..................                            (1,899)           1,899            -                  -
  Capital contribution to subsidiary.....         (167,325)                          167,325            -                  -
   Loan from related party...............                                90              (90)           -                  -
Net cash provided by (used in) financing      --------------  --------------- -----------------  --------------     ---------------
   activities............................           24,705           (1,809)         170,659            -               193,555

Net increase (decrease) in cash and cash      --------------  --------------- -----------------  --------------     ---------------
   equivalents...........................              (58)            (290)         112,945            -               112,597
Cash and cash equivalents:
   Beginning of period...................              120              291           12,035            -                12,446
                                              --------------  --------------- -----------------  --------------     ---------------
   End of period.........................      $        62     $          1    $     124,980       $    -            $  125,043
                                              ==============  =============== =================  ==============     ===============

(1) Elimination of CheckFree Holdings investment in subsidiaries, including the minority interest of CheckFree Management Corporation.

The following table represents the equity structure of CheckFree Management Corporation as of March 31, 2000:


       REDEEMABLE PREFERRED STOCK:
            Class C,  350 authorized shares, $100  par value;
               350 shares issued and outstanding....................................            $   35,700
            Class D, 750 authorized shares, $100 par value; 750 shares issued
               and outstanding......................................................                76,500
                                                                                                ----------
                           Total redeemable preferred stock                                     $  112,200
                                                                                                ==========

       STOCKHOLDERS' EQUITY:
            Preferred stock- Class B, 600 authorized shares, $100 par value;
               600 shares issued, no amounts outstanding............................                  -
             Common stock- Class A, 1,900 authorized shares, $100 par value;
               1,900 shares issued and outstanding..................................            $  190,000
            Retained earnings.......................................................                49,480
                                                                                                ----------
                           Total stockholders' equity...............................            $  239,480
                                                                                                ==========

Redeemable Preferred Stock - The holders are entitled to receive dividends before any dividend is declared or paid on shares of Class A Common Stock. Such dividends are cumulative and are payable at times determined by the CheckFree Management Corporation's Board of Directors. The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors. On or after January 1, 2004, the Company may, at its option, redeem the shares of Class C and Class D preferred stock for cash, the amount of which is determined by the "Formula Value", plus any accrued but unpaid dividends. The "Formula Value" provides for the price to be par value plus a percentage of the increase in the Company valuation from the inception date, not to exceed a per share price of $500. On or after January 1, 2005, the holders of Class C and Class D preferred stock may require the Company to redeem their shares for cash, the amount of which is determined by the Formula Value defined above, plus any accrued but unpaid dividends. At March 31, 2000 the redemption value of the preferred stock is approximately equal to its carrying value. In the event of liquidation, dissolution or winding up of the Company, holders of Class C and Class D preferred stock are entitled to receive, prior to and in preference to any distributions to the holders of Class B preferred stock or Class A common stock, an amount determined by the Formula Value, plus any accrued but unpaid dividends.

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

         The following table sets for a summary of quarterly cash flow activity for the current fiscal year and should be referred to in conjunction with statements regarding our liquidity and capital resources:

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    -----------------------------------------  -----------------
                                                    SEPTEMBER 30,    DECEMBER 31,   MARCH 31,      MARCH 31,
                                                        1999             1999         2000           2000
                                                    -------------    ------------   ---------      ---------
                                                                    (In thousands)
Net cash provided by (used in):
   Operating activities ...................           $  2,651        $  10,647     $  9,249       $  22,547
   Investing activities ...................            (10,528)         (51,571)     (41,406)       (103,505)
   Financing activities ...................              1,870          187,264        4,421         193,555
                                                      --------        ---------     --------       ---------
        Net increase (decrease) in cash and
           cash equivalents ...............           $ (6,007)       $ 146,340     $(27,736)      $ 112,597
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

----------------

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

----------------

*        Previously filed with this report.