Form 10-K
period 2000-06-30
CHECKFREE CORP \GA\
filed 2000-09-26
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X   No
                                                       ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of our Common Stock held by our non-affiliates was approximately $2,524,575,485 on September 15, 2000.

         There were 76,011,344 shares of our Common Stock outstanding on September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Annual Report to Stockholders for the fiscal year ended June 30, 2000 are incorporated by reference in Part II.

         Portions of our Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------


                                                                                                              Page
                                                                                                              ----
                                                      PART I

Item 1.    Business.......................................................................................      3

Item 2.    Properties.....................................................................................     31

Item 3.    Legal Proceedings..............................................................................     31

Item 4.    Submission of Matters to a Vote of Security Holders............................................     31


                                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................     32

Item 6.    Selected Financial Data........................................................................     32

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation...........     32

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................     33

Item 8.    Financial Statements and Supplementary Data....................................................     33

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........     33


                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................     34

Item 11.   Executive Compensation.........................................................................     34

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................     34

Item 13.   Certain Relationships and Related Transactions.................................................     34


                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................     35

Signatures ...............................................................................................     50

                                     PART I

ITEM 1.  BUSINESS.

         All references to "we," "us," "our," "CheckFree" or the "Company" in this Annual Report on Form 10-K mean CheckFree Corporation and all entities owned or controlled by CheckFree Corporation, except where it is made clear that the term only means the parent company.

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

         We currently provide electronic billing and payment services for over
3.5 million consumers. Our services are available through over 350 sources, including:

         -        23 of the 25 largest U.S. banks;
         -        8 of the top 10 U.S. brokerage firms;
         -        Internet portals;
         -        Internet-based banks;
         -        Internet financial sites like Quicken.com; and
         - personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that allows us to remit 58% of all of our bill payments electronically. As of June 30, 2000, we were processing approximately 16 million transactions per month and, for the year ended June 30, 2000, we processed nearly 170 million transactions.

         In March 1997, we introduced electronic billing -"E-Bill"-- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. Through June 30, 2000, we have placed 93 billers into production and are now delivering over 94,000 electronic bills monthly through E-Bill.

         For example, when a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically. Otherwise, the remittance will be sent to the merchant by a paper check or draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number is printed on the face of the check. In addition, our processing system provides the ability to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to 58% by June 2000.

         We are also a leading provider of institutional portfolio management and information services and financial application software. Our Investment Services business offers portfolio accounting and performance measurement services to investment advisors, brokerage firms, banks and insurance companies and financial planning application software to financial planners. Our portfolio management system solution includes:

         -        data conversion;
         -        personnel training;
         -        trading system;
         -        graphical client reporting;
         -        performance measurement;
         -        technical network support and interface setup; and
         -        Depository Trust Corporation interfacing.

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

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         -        i-Solutions.

                           The i-Solutions product line, which is a set of
                  electronic billing software products developed for various industry segments, was added through the acquisition of BlueGill Technologies, Inc. in April 2000. These products allow billers to install and launch an electronic billing product, send e-mail notifications and present electronic bills through the Internet, and connect to a variety of bill aggregators and payment methods. Each product includes an electronic billing web site template that is unique to a specific industry segment. Using the template as a sample design of their Internet billing site, our customers spend less time developing and designing the look and feel of their Internet billing sites, which accelerates the product implementation process.

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

         During the fiscal year June 30, 2000, Electronic Commerce accounted for 69% of our revenues, Investment Services accounted for 18% of our revenues, and Software accounted for 13% of our revenues.

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

     The Internet's Role in Driving Electronic Commerce

         We believe the broad impact of the Internet is driving financial institutions, businesses and consumers to adopt practices of electronic billing and payment, banking and business-to-business payments. We expect that the growth in these electronic commerce activities will increase the need for services that support secure, reliable and cost-effective financial transactions between and among these market participants. We believe the combination of the following trends is driving adoption of electronic commerce:

         -        Expanding PC Ownership.

                           Declining prices for personal computers and rapid
                  growth in the number of computer-literate consumers are driving increased penetration of personal computers in U.S. homes.

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

THE ELECTRONIC SOLUTION

         We believe that consumers will move their financial transactions from traditional paper-based to electronic transactions if they have an easy-to-access, easy-to-use, compelling, secure and cost-effective solution for receiving and paying their bills electronically. We believe that, compared with conventional paper-based transactions, electronic transactions cost much less to complete, give rise to far fewer errors and generate far fewer subscriber inquires. We believe that an electronic solution should allow consumers at their access point of choice to:

         -        receive electronic bills through the Internet;
         -        pay any bill-- electronic or paper-- to anyone; and
         - perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We also believe that these functionalities must be delivered on a platform that:

         -        is fully supported by end-to-end customer care;
         -        is available 24 hours a day, 7 days a week; and
         - provides the highest level of security, availability and privacy.

         Over the past sixteen years, we have developed market leading expertise and technological capability to provide electronic commerce solutions with these functionalities.

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

     Infrastructure

         Our infrastructure allows consumers to receive and pay both conventional and electronically presented bills and handle traditional banking transactions electronically. The key components of our infrastructure are:

         -        Connectivity with Merchants.

                           We have established electronic connectivity to over
                  1,100 merchants, which allows us to remit 58%of all of our bill payments electronically. Electronic remittance may be accomplished at a lower cost than remittances using the traditional paper-based method. In addition, electronic remittance significantly reduces payment exceptions and related costs associated with customer care.

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

         -        Connectivity to Billers.

                           We believe that our ability to provide consumers with
                  access to electronic bills will substantially spur adoption of the electronic solution. By targeting the largest billers in key industries and in selected population centers, we believe we can provide a significant number of bills to most consumers at their access point of choice. We have contracts with 157 billers, which represents the opportunity to deliver over 500 million bills per month. Our goal is to implement over 200 live billers by the end of fiscal 2001, an improvement of at least 115% over the 93 billers in production at June 30, 2000. To encourage billers to utilize our services, we anticipate funding a portion of some billers' set-up costs.

         -        Experienced Customer Care Staff.

                           We have approximately 815 trained, experienced
                  customer care and merchant services staff that offer seamless end-to-end customer care. We believe that customer care that provides answers to all the questions that consumers may have about their transactions is a critical component of providing a compelling, easy-to-use solution that consumers will ultimately adopt.

     Distribution

         We believe that consumers are most attracted to an electronic solution that enables them to receive and pay all of their bills at a single site. For many consumers, the site they choose will be their financial institution's website, while others will prefer Internet portals or sites operated by individual merchants. Through contracts with over 350 sources, we are able to distribute our services to whichever access and aggregation site the consumer prefers. Significant among these contracts are our agreements with:

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

                           We are proposing new pricing structures to our
                  financial institution customers to facilitate their offering electronic billing and payment to a broad spectrum of consumers. Our traditional financial institution pricing structure was based on subscriber fees, with an average cost to the financial institution of approximately $4 per subscriber per month. Under the old pricing structure, the costs to our financial institution customers grew roughly proportionally to the number of subscribers added, regardless of activity. Our new pricing programs are negotiated individually with each customer and include a monthly fixed fee to the financial institution to cover our infrastructure costs which helps our financial institution customers more accurately predict the costs, a small monthly per subscriber fee and a new fee based on the number of transactions processed by the financial institution. We believe the new pricing structure should allow our financial institution customers to justify promoting the service through free trials and other offers.

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

                           We believe that as our business grows and the number
                  of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. We recently began an internal program called the "sigma challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The sigma challenge applies sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness. Small changes in our performance drive significant sigma movements, focusing our attention on critical tasks and peak performance. The sigma challenge is designed to take our quality performance from 99.0%, or 3.8 sigma, where we began our fiscal year 2000, to 99.9%, or 4.6 sigma, by the end of fiscal 2000. A 4.6 sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers or "dial-tone" quality. By the end of fiscal 2000, we fell slightly below our goal by achieving a quality level of 4.5 sigma. Our goal for fiscal 2001 is to achieve and maintain a 4.6 sigma level of quality. Additionally, we expect to derive further operational efficiency and effectiveness by increasing our electronic links with billers, enabling a larger percentage of our consumer transactions to be processed electronically.

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

         We have arrangements with more than 350 sources through which electronic payment services are provided to their customers. The following financial institutions are some of our largest customers of our electronic commerce services, as determined by the number of subscribers:

         -        Bank of America;              -        KeyCorp;
         -        Bank One;                     -        Merrill Lynch & Co.;
         -        Charles Schwab & Co.;         -        NationsBank;
         -        Chase Manhattan Bank;         -        U.S. Bancorp; and
         -        First Union;                  -        Wells Fargo.


This list of our customers is not exhaustive and may not fully represent our customer base.

         Bill Payment and Banking. Our bill payment services enable financial institution and Internet portal customers, as well as direct consumer subscribers to pay bills electronically using a variety of devices like personal computers and touch-tone telephones. Bills paid by consumers using our bill payment services typically include credit card, monthly mortgage and utility bills, but a cornerstone of our services is that we can facilitate electronic payment by consumers to anyone, regardless of whether payment is ultimately made through an electronic or traditional paper method. Consumers can use our services to make any payment electronically from any checking account at any financial institution in the United States. Recurring bills like mortgages can be paid automatically and scheduled in advance, as specified by the consumer. As of June 30, 2000, we had over 3.5 million consumers using our bill payment and home banking services.

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

         i-Solutions. The i-Solutions product line, which is a set of electronic billing software products developed for various industry segments, was added through the acquisition of BlueGill Technologies, Inc. in April 2000. These products allow billers to install and launch an electronic billing product, send e-mail notifications and present electronic bills through the Internet, and connect to a variety of bill aggregators and payment methods. Each product includes an electronic billing web site template that is unique to a specific industry segment. Using the template as a sample design of their Internet billing site, our customers spend less time developing and designing the look and feel of their Internet billing sites, which accelerates the product implementation process.

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

         We developed the Paperless Entry Processing System Plus, with 40 of the top 50 originators utilizing the product to process approximately 70% of all automated clearinghouse transactions nationally, it is the most widely used, comprehensive automated clearinghouse processing system in the United States. Paperless Entry Processing

System Plus is an on-line, real-time system providing an operational interface for originating and receiving electronic payments through the automated clearinghouse.

         Reconciliation. Our reconciliation products allows users to verify and compare their financial records, data and accounts against related information derived from third party sources. RECON-PLUS provides United States banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. These systems are often tailored so that banks and multi-bank holding companies may deliver reconciliation services meeting the specific needs of corporate customers. Those reconciliation products are also designed for non-banking corporations that perform account reconciliation in-house as well as companies with many branch locations. Services provided by our reconciliation products include:

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

COMPETITION

     Electronic Commerce

         Portions of the electronic commerce market are becoming increasingly competitive. We face significant competition in all of our customer markets. First, we need to switch billers and consumers from paper bills sent by mail and paid by check to electronic bill presentment and payment. Second, a number of banks have developed, and others may in the future develop, home banking services in-house. For example, Chase Manhattan Corporation, First Union Corporation and Wells Fargo & Co. recently announced the formation of a new venture called Spectrum that will allow individuals and businesses to receive and pay bills electronically. To the best of our knowledge Spectrum has done limited electronic presentment of bills, and is developing a "pay anyone" capability. In addition, recently Mastercard International announced that it would begin offer online bill presentment to enable people to receive and pay bills over the Internet by September 2000. A number of relatively small companies, like Travelers Express, recently acquired by Marshall & Ilsley Bank Inc., compete with us in electronic bill payment. As previously announced, we have entered into an agreement to acquire TransPoint and its operations and the transaction closed on September 1, 2000. We also compete for business bill payment customers with ACI and

Deluxe Data, which provide automated clearinghouse processing. We also face increased competition from new competitors offering billing and payment services utilizing scan and pay technology. These "scan and pay" companies offer a service whereby a consumer's bill is received by the company, scanned to create an electronic image of the bill, and electronically delivered to the consumer who can elect to pay that bill either by writing a paper check or through an electronic transfer of funds. We believe that our competitors, however, will need to make substantial progress to able to offer electronic commerce services comparable to the services we currently offer to our customers through multiple distribution channels.

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

         CheckFree i-Solutions (formerly BlueGill) is expanding into international markets where we may discover new local competitors that have the advantages of existing relationships with customers, local technical support staff, and local language support.

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

         The level and types of services we provide vary by customer market. The customer care group, consisting of approximately 815 employees, supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in our business customer care group are individually assigned to business customers in order to provide high-level customer service and technical support. Our consumer care group provides various levels of support that depend upon the customer's requirements. This includes providing direct customer care on a private label basis as well as research and support.

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

REMITTANCES

         Payment Systems. Across our various electronic commerce service offerings, we utilize the Federal Reserve's Automated Clearing House for electronic funds transfers, and the conventional paper check clearing systems for settlement of payments by check or draft. Like other users of these payment clearance systems, we access these systems through contractual arrangements with processing banks. For access to conventional paper check clearing systems, we do not need a special contractual relationship, except for contractual relationships with the processing bank and its customers. These users are subject to applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules. There are risks typically faced by companies utilizing each of these payment clearance systems, and we have our own set of operating procedures and proprietary risk management systems and practices to mitigate credit-related risks. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "-- Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

         Automated Clearinghouse. The automated clearinghouse is used by banks, corporations and governmental entities for electronic settlement of transactions, direct deposits of payroll and government benefits and payment of bills like mortgages, utility payments and loans. We use the automated clearinghouse to execute some of our customers' payment instructions. Like other users of the automated clearinghouse, we bear credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "-- Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

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

         Risk Mitigation. Our patented bill payment processing system determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We manage our risks associated with the use of the various payment clearance systems through risk management systems, internal controls and system security. We also maintain a reserve for these risks, which reserve was $0.3 million at June 30, 2000, and we have not incurred losses in excess of 0.93% of our revenues in any of the past five years. As further protection against losses due to transmission errors, we maintain errors and omissions insurance. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "-- Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

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

         Platform Integration: The Genesis Project. In 1998, we integrated the existing legacy data processing sites and platforms operated in Columbus, Ohio, Aurora, Illinois, and Austin, Texas, into our central processing site at our headquarters in Norcross, Georgia. We recently completed the planned migrations of our customers to the new Genesis platform from our Aurora, Illinois and Columbus, Ohio platforms. We have designated this integration the Genesis Project. The integration has required the acquisition of, and investment in, extensive hardware and in operating and system software, as well as extensive communications links and systems. The Genesis Project requires substantial engineering and development of proprietary software. Redundancy, anomaly monitoring, and off-site backup and recovery systems are planned as a part of the project. See "Business -- Business Risks (We may experience breakdowns in our payment processing system that could damage customer relations and expose us to )."

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

         Sigma Challenge. We recently began an internal program called the "sigma challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The sigma challenge applies sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness. Small changes in our performance drive significant sigma movements, focusing our attention on critical tasks and peak performance. The sigma challenge is designed to take our quality performance from 99.0%, or 3.8 sigma, where we began our fiscal year 2000, to 99.9%, or 4.6 sigma, by the end of fiscal 2000. A 4.6 sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers or "dial-tone" quality. By the end of fiscal 2000, we fell slightly below our goal by achieving a quality level of 4.5 sigma. Our goal for fiscal 2001 is to achieve and maintain a 4.6 sigma level of quality.

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

         Investment Services. Investment Services employs advanced technology for its portfolio management services and utilizes IBM RS/6000's to process the portfolio management software. Services are provided primarily as a service bureau offering with the data center residing at our Chicago office. This data center functions seven days a week, twenty-four hours a day. Clients can obtain access from their personal computers either through a dedicated circuit or through dial-up applications. The Chicago data center is the communication center for more than 160 dedicated links together with four concentration hub sites located in New Jersey, New York, Boston and San Diego. Each of these hub sites supports the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from several companies to access services.

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

         We believe that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, our goal for the time period from conceptualization to commercial availability of new services is less than one year. As of June 30, 2000, our research and development group consisted of approximately 475 employees. Additionally, we use independent third party software development contractors as needed. We spent 19.4% of revenues during the six-month transition period ended June 30, 1996, 18.6% of revenues during the fiscal year ended June 30, 1997, 15.5% of revenues during the fiscal year ended June 30, 1998, 8.4% of revenues during the fiscal year ended June 30, 1999 and 11.5% of revenues during the fiscal year ended June 30, 2000 on research and development. These research and development expenditures have been reduced for capitalized software development costs of $1.3 million in the six-month transition period ended June 30, 1996, none in the fiscal year ended June 30, 1997, $0.7 million in the fiscal year ended June 30, 1998, $7.4 million in the fiscal year ended June 30, 1999 and $7.9 million for the fiscal year ended June 30, 2000. We anticipate that we will continue to commit substantial resources to research and development activities for the foreseeable future.

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

         Given the expansion of the electronic commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, these laws, rules, and regulations could be imposed on our business and industry and could have a material adverse effect on our business, operating results and financial condition. See "Business -- Business Risks (Our business could become subject to increased government regulation, which could make our business more expensive to operate)."

PROPRIETARY RIGHTS

         We own the following federally registered trademarks and service marks:

         -        CEC CENTER FOR ELECTRONIC COMMERCE and Design(R);
         -        CHECKFREE(R);
         -        CHECKFREE and Design(R);
         -        CHECKFREE (Stylized Letters)(R);
         -        CHECKFREE-BILL and Design(R);
         -        CHECKFREE EASY(R);
         -        CHECKFREE EXTRA(R);
         -        CHECKFREE FREES YOU FROM CHECKS(R);
         -        CHECKFREE MANAGER(R);
         -        CHECKFREE WALLET(R);
         -        CLAS(R);
         -        CLRS(R);
         -        CLUB HOOCH(R);
         -        CPIM(R);
         -        CSSII(R);
         -        DASH(R);
         -        DECISION MANAGER(R);
         -        DISC and Design(R);
         -        DISC CHECKBOOK-PLUS(R);
         -        DISC WORLD$NET(R);
         -        ECP(R);
         -        EPOCH(R);
         -        FASTOCK PC(R);
         -        FMS(R);
         -        INTEGRATED DECISION MANAGER(R);
         -        MAX(R);
         -        M-VEST(R)
         -        MOBILEPAY(R);
         -        MOBIUS GROUP and Design(R);
         -        MOE(R);
         -        MOE and Design(R)
         -        MPREPS(R);
         -        M-SEARCH(R);
         -        MSEARCH(R);
         -        MWATCH(R);
         -        OMNI(R);
         -        ORBS(R);
         -        PAWWS(R);
         -        PAWTRACKS(R);
         -        PEP+(R);
         -        PEP PAPERLESS ENTRY PROCESSING(R);
         -        PODIUM(R);
         -        PTT(R);
         -        QUICKILL(R);
         -        SBA(R);
         -        SERVANTIS SYSTEMS(R);
         -        SERVANTIS WORLD$NET(R);
         -        STYLE ANALYSIS PLUS(R)
         -        SUPRRB(R);
         -        TCM THE CONTROL MACHINE(R);
         -        THE SECONDARY MARKETER(R);
         -        THE WAY MONEY MOVES and Design(R);
         -        TRS(R);
         -        TST(R); and
         -        VAULT(R).

         We also own the following foreign service mark registrations in New
Zealand:

         -        CHEQUEFREE; and
         -        CHECKFREE.

         Additionally, we have applied to federally register the following marks:

         -        BLUEGILL(TM);
         -        BLUEGILL Logo (Miscellaneous Design)(TM);
         -        CHECKFREE(SM);
         -        CHECKFREE CHARITY NET(TM);
         -        CHECKFREE E-BILL(SM);
         -        CHECKFREE ELECTRIC MONEY(TM);
         -        CHECKFREE ELECTRIC MONEY(SM);
         -        M-PLAN(TM);
         -        M-PREPS(TM);
         -        MISSINGMONEY and Design (SM);
         -        MISSINGMONEY.COM and Design (SM);
         -        MISSINGMONEY.COM SECUREMATCH (SM);
         -        MY-BILLS.COM(SM);
         -        SSI(TM);
         -        SSI and Design(TM); and
         -        THE GREAT AMERICAN GIVEBACK(SM).

         We have also applied to register the following marks internationally:

         -        BLUEGILL (Canada);
         -        BLUEGILL Logo (Canada);
         -        BLUEGILL (European Community); and
         -        BLUEGILL Logo (European Community).

          We have conducted preliminary searches for the following marks and are evaluating appropriate action concerning filing applications for the marks:

         -        APECS CLIENT/SERVER(TM);
         -        APL(TM);
         -        CHECKFREE and Design(SM);
         -        CHECKFREE APECS;(TM);
         -        CHECKFREE A.R.M.(TM);
         -        CHECKFREE ARP;
         -        CHECKFREE ARP/SMS;
         -        CHECKFREE DEBIT SOLUTIONS(TM);
         -        CHECKFREE DIRECTCOLLECT;
         -        CHECKFREE IRS(TM);
         -        CHECKFREE IRS/SRS(TM);
         -        CHECKFREE IS MAKING AN ELECTRONIC STATEMENT ON BILLING (SM);
         -        CHECKFREE LCR(TM);
         -        CHECKFREE MAGNETS(TM);
         -        CHECKFREE RECON(TM);
         -        CHECKFREE RECON-PLUS(TM);
         -        CHECKFREE RECON SECURITIES(TM);
         -        CHECKFREE RPS(TM);
         -        CHECKFREE RRS(TM);
         -        CHECKFREE SOLUTION SERIES(TM);
         -        CHECKFREE SOLUTION SERIES STORER(TM);
         -        CHECKFREE SPECTRUM SERVICE (SM);
         -        CHECKFREE STORER(TM);
         -        CHECKFREE TRADE RECON(TM);
         -        CHECKFREE WEB RECON(TM);
         -        DYNAMIC SUMMARY(TM);
         -        ECENTER (SM);
         -        EVENT TRACKING(TM);
         -        EXCHANGE(TM);
         -        FUND EXPEDITE (SM);
         -        INSTASEND (SM);
         -        INVOICE LITE (SM);
         -        JOIN THE CLUB (SM);
         -        MISSINGCUSTOMERS (SM);
         -        MONEY ANYWHERE(TM);
         -        PAYMAIL (SM);
         -        RECON-SELECT(TM);
         -        REVOLUTIONIZING THE WAY MONEY MOVES(SM);
         -        RMS(TM);
         -        SMS(TM);
         -        WARP 1 (SM); and
         -        YOU'VE GOT BILLS (SM).

         We are also the owner of a multitude of domain name registrations, including:

         -        billdelivery.com
         -        billercare.com
         -        billme.com
         -        check-free.com
         -        checkfree.com
         -        checkfree-ecx.com
         -        checkfreeva.com
         -        custcare.com
         -        ficare.com
         -        fortracs.com
         -        getbills.com
         -        missingcustomer.com
         -        missingcustomer.net
         -        missingcustomer.org
         -        missingcustomers.com
         -        missingcustomers.net
         -        missingcustomers.org
         -        mybills.com
         -        mybills.net
         -        mybills.org
         -        paybills.org
         -        paymybills.org
         -        paythebill.com
         -        rcm2001.com
         -        stockcontrol.com; and
         -        cfree.com

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

          We also copyright some of our programs and software documentation and trademark some product names. Our management believes that these actions provide appropriate legal protection for our intellectual property rights in our software products. Furthermore, our management believes that the competitive position for some of our products depends primarily on the technical competence and creative ability of our personnel and that our business is not materially dependent on copyright protection or trademarks See "Business -- Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

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

EMPLOYEES

         As of September 1, 2000, we employed approximately 2,475 full-time employees, including approximately 770 in systems and research and development, including software development, approximately 815 in customer care, and approximately 890 in sales and marketing, administration, financial control, corporate services, and human resources. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified technical, management, marketing, business development and sales personnel.

BUSINESS RISKS

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ended June 30, 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

         During fiscal 2000, we also entered into the following transactions which, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ended June 30, 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf:

         - On April 28, 2000, we consummated our acquisition of BlueGill Technologies, Inc. pursuant to a merger agreement originally executed on December 21, 1999, whereby the BlueGill stockholders received 4,713,736 shares of our common stock;

         - On September 1, 2000, we consummated our acquisition of TransPoint, a joint venture among Microsoft Corporation, First Data Corporation, Citibank, N.A., and their subsidiaries, pursuant to a merger agreement originally executed on February 15, 2000, whereby Microsoft, First Data, and Citibank received 17,000,000 shares of our common stock; and

         - On April 28, 2000 we entered into a strategic agreement Bank of America, N.A., whereby Bank of America will receive 10,000,000 restricted shares of our common stock and performance-based warrants for the right to acquire an additional 10,000,000 shares of our common stock.

RISKS RELATED TO OUR BUSINESS

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

WE HAVE NOT OPERATED PROFITABLY IN THE PAST AND EXPECT TO EXPERIENCE NET LOSSES IN THE FUTURE.

     We have not consistently operated profitably to date. Since our inception, our accumulated losses have totaled approximately $326,320,000. We incurred:

         - a loss from operations of $3.7 million and net income of $10.5 million for the fiscal year ended June 30, 1999; and

         - a loss from operations of $43.4 million and a net loss of $32.3 million for the fiscal year ended June 30, 2000.

         We anticipate having a net loss from operations in fiscal 2001 and may experience net losses and may not be able to sustain or increase our profitability in the future. For the fiscal year ended June 30, 2000, we invested over $35.6 million in research and development and over $44.8 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact your investment in our business and limit our ability to pay dividends in the future to our stockholders.

OUR FUTURE PROFITABILITY DEPENDS ON UPON OUR ABILITY TO IMPLEMENT OUR STRATEGY SUCCESSFULLY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

         Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2001 in programs designed to:

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

COMPETITIVE PRESSURES WE FACE MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

         Electronic commerce is new and evolving rapidly, resulting in a dynamic competitive environment. We face significant competition in our each of our business units, Electronic Commerce, Investment Services and Software businesses. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we expect competition to persist, increase and intensify in the future. First, we need to switch billers and consumers from paper bills sent by mail and paid by check to electronic bill presentment and payment. Second, a number of financial institutions have developed, and others in the future may develop, in-house home banking services similar to ours. For example, in June 1999, Chase Manhattan Corporation, First Union Corporation and Wells Fargo & Co. announced the formation of a new venture called Spectrum that will allow individuals and businesses to receive and pay bills electronically. To the best of our knowledge, Spectrum has done limited electronic presentment of bills, and is developing a "pay anyone" capability. In addition, recently MasterCard International announced that it would begin offering online bill presentment to enable people to receive and pay bills over the Internet by September 2000. We also face increased competition from billers directly presenting bills to their customers electronically and from new competitors offering billing and payment services utilizing scan and pay technology. These "scan and pay" companies offer a service whereby a consumer's bill is received by the company, scanned to create an electronic image of the bill, and electronically delivered to the consumer who can elect to pay that bill either by writing a paper check or through an electronic transfer of funds. We cannot assure you that we will be able to compete effectively against financial institutions, Spectrum, MasterCard, billers directly delivering bills to their customers, scan and pay companies or other current and future electronic commerce competitors.

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

SOME OF OUR CUSTOMERS MAY COMPETE AGAINST US THAT MAY RESULT IN A LOSS OF
REVENUE.

         From time to time, some of our customers may compete against us that may have a material adverse effect on our revenues and results of operations. For example, in June 1999, Chase Manhattan, First Union and Wells Fargo announced the formation of Spectrum that will allow individuals and businesses to receive and pay bills electronically. Other of our significant customers may in the future decide to compete against us and such competition may have a material adverse affect on our business and financial results.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH.

         Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and personal information about consumers, including bank account and credit card information, social security numbers, and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

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

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE SERVICES, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

         We rely on our contracts with financial institutions, businesses, billers, Internet portals and other third parties like Intuit Inc. to provide branding for our electronic commerce services and to market our services to their customers. None of these third parties accounted for more than 10% of our total revenue for the year ended June 30, 1999 or for the year ended June 30, 2000. These contracts are an important source of the growth in demand for our electronic commerce services. If any of these third parties abandon, curtail or insufficiently increase its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT UPON A SMALL NUMBER OF FINANCIAL INSTITUTION CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR SUBSCRIBERS.

         We rely on our contracts with three key financial institutions for a substantial portion of our subscriber base and the volume of electronic transactions that we process. As of June 30, 2000, these three financial institutions accounted for approximately 1.6 million subscribers, or approximately 47% of our total subscriber base. No single customer, however, accounts for more than 10% of our revenues. The loss of the contract with any of these key financial institutions or a significant decline in the number of transactions processed through them could have a material adverse effect on our business, financial condition and results of operations.

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

OUR FUTURE PROFITABILITY DEPENDS ON AN INCREASE IN THE PROPORTION OF TRANSACTIONS WE PROCESS ELECTRONICALLY.

         If we are unable to increase the percentage of transactions that we process electronically, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. We processed electronically 49% of our transactions for the year ended June 30, 1999 and 58% of the transactions for the year ended June 30, 2000. Our future profitability will depend, in part, on our ability to increase the percentage of transactions we process electronically. Compared with conventional paper-based transactions, electronic transactions:

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

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

         A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To successfully operate our business, we must be able to protect our payment processing and other systems from interruption by events that are beyond our control. For example, our system may be subject to loss of service interruptions caused by hostile third parties similar to those experienced by many companies operating Internet websites during February 2000 or other instances of deliberate system sabotage. Other events that could cause system interruptions include:

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

         Although we completed the initial migration of some of our subscribers from our pre-existing data processing platforms to a new system that we call the Genesis platform, we will continue to migrate subscribers from non-Genesis platforms to the Genesis platform at the request of our other customers. Our main processing facility is located in Norcross, Georgia, and we have other processing facilities located in Ohio, Illinois and Texas. During the transition from the pre-existing platforms to the Genesis platform, we may be exposed to loss of data or unavailability of systems due to inadequate back-ups, reduced or eliminated redundancy, or both. Although we regularly back-up our data logs hourly and our overall system daily, as well as take other measures to protect against data loss and system failures, there is still some risk that we may lose critical data or experience system failures. We constantly review our usage and capacity constraints. We have engineered our systems to ensure that we never exceed 80% utilization of capacity at peak processing times. That means that, in general, we average processing at 40% - 50% of capacity, with no peak time consuming more than 80% of the system's resources. As a precautionary measure, we have entered into disaster recovery agreements for the processing systems at all our sites, and we conduct business resumption tests on a scheduled basis. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

OUR INABILITY TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

         We have experienced rapid growth in our revenues, from $76.8 million in the twelve months ended June 30, 1996 to $310.2 million in the fiscal year ended June 30, 2000, and we intend to continue to grow our business significantly. To support our growth plans, we will have to significantly expand our existing management, operational, financial and human resources and management information systems and controls. If we are not able to manage our growth successfully, we will not grow as planned which could have a material adverse effect on our business, financial condition and results of operations.

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

         The Federal Reserve rules provide that we can only access the Federal Reserve's automated clearinghouse through a bank. If the Federal Reserve rules were to change to further restrict our access to the automated clearinghouse or limit our ability to provide automated clearinghouse transaction processing services, it could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK HAS BEEN VOLATILE SINCE DECEMBER 15, 1999.

         Since December 15, 1999, our stock price has been extremely volatile, trading at a high of $125.63 per share and a low of $28.50 per share for the period. The volatility in our stock price has been caused by:

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

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         The availability for future sale of a substantial number of shares of our common stock in the public market, or issuance of common stock upon the exercise of stock options, warrants or conversion of the notes or otherwise could adversely affect the market price for our common stock. As of September 1, 2000, we had outstanding 75,997,926 shares of our common stock, of which 53,416,751 shares of our issued and outstanding common stock were held by nonaffiliates. The holders of the remaining 22,581,175 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of September 1, 2000, we had an additional 21,100,943 shares of our common stock available for future sale, including:

         - outstanding options to purchase 6,826,726 shares of our common stock, of which options for 1,901,676 shares were fully vested and exercisable at an average weighted exercise price of approximately $13.63 per share;
         - issued warrants to purchase 10,500,000 shares of our common stock, of which warrants for 1,825,000 shares were fully vested and exercisable at a weighted exercise price of approximately $20.83 per share;
         - up to 658,874 shares available for issuance under our Associate Stock Purchase Plan;
         -        up to 758,786 shares available for issuance under our 401(k)
                  Plan; and
         - up to 2,356,557 shares of our common stock issuable upon conversion of the notes.

         As of September 1, 2000, the following entities hold shares or warrants to purchase shares of our common stock in the following amounts:

         -        Microsoft Corporation, which holds 8,567,250 shares;
         -        First Data Corporation, which holds 6,567,250 shares;
         -        Citibank, N.A., which holds 2,015,500 shares;

         -        Intuit, Inc., which holds 2,500,000 shares;
         - Integrion Financial Network, L.L.C., which with current and former members, collectively holds warrants to purchase up to 8,800,000 shares, 1,800,000 of which are fully vested and exercisable; and
         - Bank One, which holds 250,000 shares and warrants to purchase 1,000,000 shares and may be entitled to receive warrants to purchase up to 2,000,000 additional shares, none of which are vested or exercisable.

         Each of Intuit, Integrion, and Bank One may be entitled to registration rights. If Intuit, Integrion or Bank One, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.

         We have also agreed with Microsoft, First Data and Citibank to file a shelf registration statement that would allow continuous resales of the shares that they will receive on the closing date of the acquisition. Although Microsoft and First Data will be limited in their ability to transfer their shares of our common stock during the next three years pursuant to stockholder agreements with us, they will be able to transfer significant portions of their common stock in the future in both registered and unregistered sales. One year after the acquisition is completed, Microsoft, First Data and Citibank may be able to sell up to the greater of one percent of our average weekly trading volume or one percent of our outstanding common stock in reliance on registration exemptions. In addition, Microsoft and First Data will be permitted to a limited extent to engage in hedging transactions with respect to our common stock. Sales of substantial amounts of our common stock by either Microsoft or First Data, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

         If we complete the strategic agreement, we will issue Bank of America, N.A., an aggregate of 10 million shares of our common stock and warrants to acquire an additional 10 million shares of our common stock.

         We have agreed to provide Bank of America with registration rights in connection with the strategic agreement. If Bank of America, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock. One year after the strategic agreement is consummated is completed, Bank of America may be able to sell up to the greater of one percent of our average weekly trading volume or one percent of our outstanding common stock in reliance on registration exemptions. Sales of substantial amounts of our common stock by Bank of America, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

         At September 1, 2000, our directors, executive officers and principal stockholders and their affiliates collectively owned approximately 30% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

RISKS OF OUR ACQUISITIONS OF BLUEGILL AND TRANSPOINT.

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE TRANSPOINT MERGERS.

         The success of the TransPoint mergers will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining our and TransPoint businesses. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will:

         - effectively combine TransPoint's electronic billing and payment services with our services;
         - successfully use the anticipated opportunities for cross-promotion and sales of the products and services of CheckFree and TransPoint;
         - successfully retain and attract key employees of the combined company, including operating management and key technical personnel, during a period of transition and in light of the competitive employment market; and
         - while integrating the combined company's operations, maintain adequate focus on our core businesses in order to take advantage of competitive opportunities and to respond to competitive challenges.

         If our management team is not able to develop strategies and implement a business plan that achieves any these objectives, we may not realize the anticipated benefits of the TransPoint. In particular, anticipated growth in revenue, earnings before interest, taxes, depreciation, and amortization, or "EBITDA," and cash flow may not be realized, which would have an adverse impact on us and the market price of our common stock.

WE ARE REQUIRED TO AMORTIZE GOODWILL THAT WILL CAUSE OUR EARNINGS PER SHARE TO DECREASE.

         Because we will be accounting for the BlueGill and TransPoint mergers using the purchase method, the mergers will result in a charge to our earnings that will decrease our earnings per share. In connection with the BlueGill merger, we will be required to amortize approximately $253,308,793 of goodwill and other intangible assets over a period of five years or $50,661,759 per year. In connection with the TransPoint mergers, we will be required to amortize approximately $824,977,763 of goodwill and other intangible assets over a period of five years or approximately $164,996,000 per year. Additionally, because we issued shares of our common stock in connection with the both merger agreements, and since historically BlueGill and TransPoint have not been profitable, the BlueGill and TransPoint mergers and related TransPoint commercial transactions may cause our earnings per share to decrease. A drop in our earnings per share could have a negative impact on the market price of our common stock. Analysts and investors carefully review a company's earnings per share and often base investment decisions on a company's earnings per share.

THE SHARES ISSUED PURSUANT TO THE MERGER AGREEMENT AND RELATED TRANSACTIONS WILL RESULT IN IMMEDIATE AND SUBSTANTIAL DILUTION IN OUR PER SHARE EARNINGS AND A SUBSTANTIAL INCREASE IN OUR LOSS FROM OPERATIONS.

         The BlueGill merger and the TransPoint mergers, on a pro forma basis, would result in immediate and substantial dilution of per share earnings from $0.18 to ($5.04), or $5.22 per share, for the year ended June 30, 1999 and earnings from ($0.23) to ($3.90) per share, or $3.67 per share, for the nine months ended March 31, 2000. Additionally, the BlueGill merger and the mergers, on a pro forma basis, would increase our loss from operations from $3,733,000 to $476,958,000 for the year ended June 30, 1999 and from $18,413,000 to
$349,212,000 for the nine months ended March 31, 2000. The anticipated dilution and the increase in our loss from operations could have a negative impact on the market price of our common stock. Analysts and investors carefully review a company's earnings per share and often base investment decisions on a company's operating profits and losses and per share earnings.

THE BLUEGILL AND TRANSPOINT MERGERS MAY RESULT IN DISRUPTION OF OUR EXISTING BUSINESS, DISTRACTION OF OUR MANAGEMENT AND DIVERSION OF OTHER RESOURCES.

         The integration of the BlueGill and TransPoint businesses may take management time and resources that will have to be diverted from the main business of the combined company. This diversion of time and resources could cause the market price of our common stock to decrease. Our management will need to spend their time integrating both BlueGill and TransPoint into our operations. Management will need to focus some of its efforts on the integration of both BlueGill and TransPoint and away from our main business. This could cause our business to suffer. Additionally, we will need to devote resources into the continued development of our business and operations.

THE COMPLETION OF THE TRANSPOINT MERGERS MAY CAUSE A BREACH UNDER VARIOUS AGREEMENTS TO WHICH TRANSPOINT IS A PARTY AND POSSIBLY LEAD TO THE TERMINATION OF, OR NONPERFORMANCE UNDER, THESE AND OTHER TRANSPOINT AGREEMENTS.

         The completion of the TransPoint mergers may violate the terms of various agreements to which TransPoint is a party. We will attempt to obtain the consent or waiver of the counterparties to these agreements, but we may be unsuccessful in our attempts. In addition, various persons with which TransPoint historically has had business relationships may attempt to be released from, or fail to perform their obligations under, their contracts as a result of the mergers, even if the terms of their contract with TransPoint do not allow a release or nonperformance. If we are not able to obtain consents or waivers from the counterparties to TransPoint's contracts, or if a sufficient number of TransPoint's business partners refuse to perform their obligations, our business, financial condition and results of operations may be adversely affected.

MICROSOFT, FIRST DATA, CITIBANK AND THE FORMER EMPLOYEES OF THE TRANSPOINT BUSINESS MAY ENGAGE FREELY IN MANY ACTIVITIES THAT MAY BE COMPETITIVE WITH OUR BUSINESS.

         In connection with the completion of the TransPoint mergers, we entered into a commercial alliance agreement with Microsoft and a marketing agreement with First Data. Both of these agreements contain limited covenants of the other party not to compete with us. These covenants, however, contain exceptions that could allow the other parties to engage in activities that could be competitive with our future business. These competitive activities, or the perception by investors that activities by Microsoft and First Data are competitive with our business, could adversely affect our business and the market price of our common stock. The TransPoint mergers did not create any obligation whatsoever on the part of Citibank to refrain from any business activities which are competitive with, or even hostile to, us. Although we would like to expand our business relationship with Citibank, nothing in or about the merger should be interpreted as increasing the likelihood that we will be successful in winning additional business from Citibank, or in preventing Citibank from competing against us.

         In addition, although the TransPoint merger agreement allows us to attempt to solicit employees of Microsoft and First Data that formerly were primarily engaged in the TransPoint business after the completion of the TransPoint mergers, we may be unable to hire any of these employees. If these employees decide not to work for us, they will be able to work for our competitors or develop a business that competes with us.

THE MARKETING AGREEMENT WITH FIRST DATA AND THE COMMERCIAL ALLIANCE AGREEMENT WITH MICROSOFT WILL LIMIT THE FLEXIBILITY OF OUR MANAGEMENT.

         The marketing agreement with First Data that we will execute upon completion of the mergers requires us to purchase payment processing and other products from First Data under specified circumstances, even if our management has other reasons for choosing a different supplier. In addition, the commercial alliance agreement with Microsoft requires the development of our products that are used with products made by Microsoft to conform to specified standards. Accordingly, as a result of these agreements with Microsoft and First Data, our management's flexibility to make business decisions will be limited in various respects.

OUR OBLIGATION TO SUPPORT THE TRANSPOINT BILLING AND PAYMENT PLATFORM FOR AT LEAST THREE YEARS MAY DISTRACT OUR MANAGEMENT AND ADVERSELY EFFECT OUR FINANCIAL RESULTS.

         Under the TransPoint merger agreement, we have agreed to support TransPoint's billing and payment platform for three years after the closing of the mergers, including allowing TransPoint's customers to renew contracts during the three year period on substantially the same terms. In addition, Microsoft and First Data will not be obligated to assist us with maintaining the TransPoint platform after the one year anniversary of the closing of the mergers. This support of the TransPoint platform may result in a significant diversion of our resources and management from our other business activities and may require us to continue contracts with TransPoint customers that we would otherwise decide not to continue for economic or other reasons.

BECAUSE WE WILL BE A NEWLY-INTEGRATED ENTITY AFTER THE COMPLETION OF THE TRANSPOINT MERGERS, THE HISTORICAL FINANCIAL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K MAY BE OF LIMITED VALUE IN EVALUATING OUR FUTURE PERFORMANCE.

         The combination of our and TransPoint's businesses will result in a new enterprise that has not operated before as a single integrated unit. The financial information in this Annual Report on Form 10-K concerning our individual operations may be of limited value in evaluating our financial and operating prospects in the future.

AFTER THE MERGER, BLUEGILL MAY NOT ACHIEVE ANTICIPATED REVENUES, EARNINGS OR CASH FLOW.

         We can not assure you that BlueGill will achieve its anticipated revenues, earnings or cash flow. Any shortfall may decrease the value and price of our common stock and have an adverse effect on our business or financial condition.

THE TRANSPOINT BUSINESS IS A NEW ENTERPRISE.

         The domestic TransPoint entities were formed beginning in June 1997, began limited operations in May 1999 and formally commenced commercial operations of their services in February 2000. Accordingly, the TransPoint business is a new enterprise with a limited history of financial information, especially with respect to results of operations.

AS A RESULT OF THE BLUEGILL AND TRANSPOINT MERGERS, WE WILL HAVE AN INCREASED INTERNATIONAL PRESENCE IN WHICH WE HAVE HAD LIMITED BUSINESS EXPERIENCE.

         Historically, we have not offered or sold our products and services internationally. International operations are subject to many risks that are difficult or impossible to predict or control, including the following:

         -        unexpected changes in laws and regulatory requirements;
         -        longer payment cycles;
         -        adverse economic or political changes;
         - exchange rate risks associated with conversion of foreign currencies to United States dollars;
         -        potential trade restrictions;
         -        problems in collecting accounts receivables; and
         -        potentially adverse tax consequences.

         If we are unable to successfully adapt our business operations to these additional risks and requirements, it could have a material adverse effect on our business and financial condition.

ANTI-TAKEOVER PROVISIONS IN THE TRANSPOINT COMMERCIAL AGREEMENTS MAY MAKE A CHANGE IN CONTROL OF OUR COMPANY MORE DIFFICULT.

         Both the commercial alliance agreement with Microsoft and the marketing agreement with First Data, each of which we will execute in connection with the closing of the mergers, allow the termination of the agreement by Microsoft or First Data, as the case may be, under specific change of control circumstances. If either Microsoft or First Data terminates under these circumstances, we will lose a portion of the future revenue guarantees under the applicable agreement. These potential termination events could discourage third parties from acquiring us.

RISKS OF OUR STRATEGIC AGREEMENT WITH BANK OF AMERICA.

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE STRATEGIC AGREEMENT.

         The success of the strategic agreement with Bank of America will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining Bank of America's electronic billing and payment assets with our business. To realize the anticipated benefits of the strategic agreement, our management team must develop strategies and implement a business plan that will:

         - effectively combine Bank of America's electronic billing and payment assets with our assets and services;
         - successfully use the anticipated opportunities for cross-promotion and sales of the products and services of CheckFree and Bank of America; and
         - while integrating Bank of America's electronic billing and payment assets with our operations, maintain adequate focus on our core businesses in order to take advantage of competitive opportunities and to respond to competitive challenges.

         If our management team is not able to develop strategies and implement a business plan that achieves these objectives, we may not realize the anticipated benefits of the strategic agreement. In particular, anticipated growth in revenue, earnings before interest, taxes, depreciation, and amortization, or "EBITDA," and cash flow may not be realized, which would have an adverse impact on us and the market price of our common stock.

WE MAY NOT BE ABLE TO PROVIDE ELECTRONIC BILLING AND PAYMENT SERVICES TO THE BANK OF AMERICA SUBSCRIBERS FOR THE FEES WE AGREED TO IN THE STRATEGIC AGREEMENT WITH BANK OF AMERICA.

         The success of the strategic agreement with Bank of America will depend, in part, on our ability to ultimately provide electronic billing and payment services to the Bank of America subscribers at a cost to us that is less than the fees we have agreed to receive. If we are unable to provide electronic billing and payment services to the Bank of America subscribers profitably, the strategic agreement will have a material adverse effect on our business, financial condition and results of operations.

BANK OF AMERICA'S MARKETING EFFORTS MAY NOT BE SUCCESSFUL IN GENERATING ADDITIONAL SUBSCRIBERS FOR OUR ELECTRONIC BILLING AND PAYMENT SERVICES.

         If Bank of America's marketing efforts to generate additional subscribers are not successful, it could have a material adverse effect on our business, financial condition and results of operations. Although Bank of America currently lists some 400,000 subscribers to their legacy electronic billing and payment services, we do not know how many of those subscribers actively use those services or how many of those subscribers will migrate to our electronic billing and payment services. In order to realize the benefit of the strategic agreement with Bank of America and to consistently increase and maintain our profitability, we must encourage the existing Bank of America subscribers to actively utilize our billing and payment services, as well as generate additional subscribers from the Bank of America base of customers. We currently serve an additional approximately 400,000 Bank of America customers on our own systems under the terms of a pre-existing contract.

OUR ASSUMPTION OF CERTAIN LONG-TERM LEASEHOLD OBLIGATIONS COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

         As part of the strategic agreement with Bank of America, we are assuming certain of Bank of America's long-term leasehold obligations which, if we are unable to use the leased premises efficiently in our business (or find a third party to assume the leasehold obligations), could have a material adverse effect on our profitability and results of operations.

OUR ABILITY TO SUCCEED IN TRANSITIONING BANK OF AMERICA'S BILLING AND PAYMENT SERVICES FROM A LEGACY SYSTEM TO OUR SYSTEM IS DEPENDENT ON RETAINING QUALIFIED BANK OF AMERICA EMPLOYEES KNOWLEDGEABLE IN THE OPERATION OF A LEGACY SYSTEM.

         The success of the strategic agreement with Bank of America is dependent on our ability to retain qualified Bank of America employees with experience operating Bank of America's billing and payment processing system. Bank of America operates its electronic billing and payment services on a legacy system that we expect to migrate to our processing systems. If we are unable to retain the experienced Bank of America employees through the transition and migration process, we will have to either divert our current employees from other important work or incur a significant expense to hire people qualified to operate a legacy system to assist us with the transition and migration process. Competition for qualified employees is intense and employees qualified to operate a legacy system are in short supply.

WE ARE REQUIRED TO DEPRECIATE THE ACQUIRED ASSETS OVER THEIR USEFUL LIVES THAT WILL CAUSE OUR EARNINGS PER SHARE TO DECREASE.

         Because we will be accounting for the transaction as an asset purchase, the purchase will result in a charge to our earnings that will decrease your earnings per share. We will be required to amortize approximately $412 million over a period of ten years or approximately $41.2 million per year.

         We will issue 10 million shares of our common stock in connection with the strategic agreement. Assuming the transaction was completed on July 1, 1998, the strategic agreement would result in immediate and substantial dilution of per share earnings from $0.18 diluted to $(0.48) diluted for the year ended June 30, 1999, and dilution of per share earnings from $(0.23) to $(0.38) for the nine months ended March 31, 2000. The anticipated dilution could have a negative impact on the market price of our common stock. Analysts and investors carefully review a company's earnings per share and often base investment decisions on a company's per share earnings.

ITEM 2.  PROPERTIES.

         We lease the following office facilities:

         -        approximately 229,000 square feet in Norcross, Georgia;
         -        approximately 150,000 square feet in Dublin, Ohio;
         -        approximately 100,000 square feet in Phoenix, Arizona;
         -        approximately 51,000 square feet in Aurora, Illinois;
         -        approximately 32,000 square feet in Austin, Texas;
         -        approximately 30,000 square feet in Owings Mills, Maryland;
         -        approximately 30,000 square feet in Ann Arbor, Michigan;
         -        approximately 23,000 square feet in Waterloo, Ontario, Canada;
         -        approximately 17,000 square feet in Jersey City, New Jersey;
         -        approximately 14,000 square feet in Downers' Grove, Illinois;
         -        approximately 10,000 square feet in Chicago, Illinois;
         -        approximately 3,000 square feet in San Diego, California;
         -        approximately 3,000 square feet in Ashburn, Virginia;
         -        approximately 2,000 square feet in Boston, Massachusetts; and
         -        approximately 1,000 square feet in Houston, Texas.

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

                                                                                                  COMMON STOCK
                                                                                                      PRICE
                                                                                                      -----
FISCAL PERIOD                                                                               HIGH                LOW
-------------                                                                               ----                ---

FISCAL 1999
First Quarter.......................................................................       $  31.50           $ 8.25
Second Quarter......................................................................       $  23.44           $ 5.75
Third Quarter.......................................................................       $  46.00           $20.63
Fourth Quarter......................................................................       $  69.13           $24.50

FISCAL 2000
First Quarter.......................................................................       $  44.25           $23.13
Second Quarter......................................................................       $ 107.50           $34.00
Third Quarter.......................................................................       $ 125.63           $55.77
Fourth Quarter......................................................................       $  70.75           $28.50

FISCAL 2001
First Quarter (through September 20, 2000)..........................................       $  72.00           $41.75

         On September 20, 2000, the last reported bid price for our common stock on the Nasdaq National Market was $44.06 per share. As of September 20, 2000, there were approximately 686 holders of record of our common stock.

         We currently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, our line of credit does not allow for the payment of cash dividends on our common stock. Our board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. During the last ten years, we have not paid cash dividends.

          During the past fiscal year, we have issued the following unregistered securities and repurchased shares of our common stock:

                         TYPE OF          NUMBER           UNDERWRITER /                                     EXEMPTION
      DATE             SECURITIES        OF SHARES          PURCHASER               CONSIDERATION            CLAIMED
------------------    --------------    ----------    --------------------    ------------------------    ------------
October 26, 1999      common stock         250,000         Banc One                      $9,562,500         Section
                                                          Corporation                                        4(2)
 August 5, 1999       common stock          12,000    Peter F. Sinisgalli       Grant of restricted         Section
                                                                                stock                        4(2)
 July 19, 1999        common stock           1,000        John Frech            Grant of restricted         Section
                                                                                stock                        4(2)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our consolidated balance sheets as of June 30, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998, 1999 and 2000 and the notes to the financial statements, together with the independent auditors' report thereon appear in our Annual Report and are incorporated herein by reference.

          Our Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy relating to our 2000 Annual Meeting of Stockholders to be held on November 1, 2000, and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1)(i) The following financial statements appearing in our 2000 Annual Report to Stockholders are incorporated herein by reference:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 1999 and 2000.

                  Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000.

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2000.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000.

                  Notes to the Consolidated Financial Statements.

                  (1)(ii) The following financial statements of CheckFree Management Corporation are included in this Annual Report on Form 10-K:

                  Independent Auditors' Report.

                  Balance Sheets of CheckFree Management Corporation as of June 30, 1999 and 2000.

                  Statements of Operations of CheckFree Management Corporation for the period from inception (December 8, 1998) through June 30, 1999 and for the fiscal year ended June 30, 2000.

                  Statements of Stockholder's Equity of CheckFree Management Corporation for the period from inception (December 8, 1998) through June 30, 1999 and for the fiscal year ended June 30, 2000.

                  Notes to the Financial Statements of CheckFree Management Corporation.

                  (2) The following financial statement schedule is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in the Annual Report:

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

                  (3)      Exhibits:

      EXHIBIT                                      EXHIBIT
      NUMBER                                     DESCRIPTION
      ------                                     -----------

       2(a) Agreement and Plan of Merger, dated as of December 20, 1999, among the Company, CheckFree Acquisition Corporation IV, and BlueGill Technologies, Inc. (Reference to Appendix A of Form S-4 Registration Statement (333-32644) and incorporated herein by reference.)

       2(b) Agreement and Plan Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree Corporation (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (333-32644) and incorporated herein by reference.)

       2(c) Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Exhibit 2(c) of the Registration Statement on Form S-4 (333-32644) and incorporated herein by reference.)

       3(a)                Restated Certificate of Incorporation of the Company.
                           (Reference is made to Exhibit 3(a) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       3(b)       *        Certificate of Ownership and Merger Merging CheckFree
                           Corporation into CheckFree Holdings Corporation.

       3(c) By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       3(d)       *        Form of Specimen Stock Certificate.

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

       10(a) CheckFree Corporation Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 333-21795), filed with the Securities and Exchange Commission on January 14, 1998, and incorporated herein by reference.)

       10(b) CheckFree Corporation Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98446), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

       10(c) CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

       10(d) CheckFree Corporation Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98440), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

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

       10(j) ACH Operations Agreement, dated April 1, 1994, between the Company and Society National Bank. (Reference is made to Exhibit 10(ii) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(k) Merchant Processing Agreement, dated March 13, 1995, between the Company and Society National Bank. (Reference is made to Exhibit 10(jj) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

       10(l) Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

       10(m) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit 10(f) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(n) Agreement for ACH Services between the Company and The Chase Manhattan Bank, N.A., dated as of July 1, 1996. (Reference is made to Exhibit 10(qqq) to the Form 10-K for the transition period ended June 30, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

       10(o) Loan and Security Agreement, dated as of May 13, 1997, among KeyBank National Association, the Company, CheckFree Software Solutions, Inc., CheckFree Services Corporation, Security APL, Inc., Servantis Systems, Inc., and Servantis Services, Inc. (Reference is made to Exhibit 10(ee) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

       10(p) First Amendment to Loan and Security Agreement by and between KeyBank National Association, as Lender, and CheckFree Corporation, as Borrower, dated as of December 9, 1998. (Reference is made to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999, and incorporated herein by reference.)

       10(q)               CheckFree Corporation Incentive Compensation Plan.
                           (Reference is made to Exhibit 10(ff) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

       10(r) Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

       10(s) Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

       10(t) Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

       10(u) Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference).**

       10(v) Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference).**

        13        *        Portions of the Annual Report to Stockholders for the
                           year ended June 30, 2000.

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

         (b)      REPORTS ON FORM 8-K.

                  We filed the following Current Reports on Form 8-K since March 31, 2000:

                  (i) Current Report on Form 8-K/A, dated March 16, 2000, filed with the Securities and Exchange Commission on April 27, 2000 (Items 5 and 7);
                  (ii) Current Report on Form 8-K, dated April 2, 2000, filed with the Securities and Exchange Commission on April 3, 2000 (Items 5 and 7);
                  (iii) Current Report on Form 8-K, dated April 27, 2000, filed with the Securities and Exchange Commission on April 27, 2000 (Items 5 and 7);
                  (iv) Current Report on Form 8-K, dated April 28, 2000, filed with the Securities and Exchange Commission on April 28, 2000 (Items 5 and 7);

                  (v) Current Report on Form 8-K, dated April 28, 2000, filed with the Securities and Exchange Commission on May 15, 2000 and amended on July 10, 2000 (Items 2 and 7);
                  (vi) Current Report on Form 8-K, dated May 22, 2000, filed with the Securities and Exchange Commission on May 23, 2000 (Items 5 and 7);
                  (vii) Current Report on Form 8-K, dated June 6, 2000, filed with the Securities and Exchange Commission on June 7, 2000 (Items 5 and 7);
                  (viii) Current Report on Form 8-K, dated July 12, 2000, filed with the Securities and Exchange Commission on July 12, 2000 (Items 5 and 7); and
                  (ix) Current Report on Form 8-K, dated August 2, 2000, filed with the Securities and Exchange Commission on August 3, 2000 (Items 5 and 7).

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  CheckFree Management Corporation:

We have audited the accompanying balance sheet of CheckFree Management Corporation (the "Company") as of June 30, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for the period from December 8, 1998 (date of inception) to June 30, 1999 and the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999 and 2000, and the results of its operations and its cash flows for the period from December 8, 1998 (date of inception) to June 30, 1999 and the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
-------------------------

Atlanta, Georgia
August 7, 2000

                        CHECKFREE MANAGEMENT CORPORATION
                                  BALANCE SHEET
                             JUNE 30, 1999 AND 2000




                                                                     1999      2000
                                                                   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                       SHARE DATA)

                            ASSETS
CURRENT ASSETS:
    Cash .......................................................   $    291   $      4
    Related party note receivable, current portion .............      1,970      3,678
                                                                   --------   --------
                    Total current assets .......................      2,261      3,682

RELATED PARTY NOTE RECEIVABLE, less current portion ............     27,798     23,873
                                                                   --------   --------
                                                                   $ 30,059   $ 27,555
                                                                   ========   ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Related party advance ......................................   $   --     $    250
    Accrued claims .............................................        318      2,572
    Deposit for future claims liability ........................      1,970      3,678
                                                                   --------   --------
                    Total current liabilities ..................      2,288      6,500

DEPOSIT FOR FUTURE CLAIMS LIABILITY- Less current
        portion ................................................     27,430     20,708

REDEEMABLE PREFERRED STOCK:
     Class C,  350 authorized shares, $100  par value;
        350 shares issued and outstanding ......................         36         36
     Class D,  750 authorized shares, $100  par value;
        750 shares issued and outstanding ......................         78         78
                                                                   --------   --------
                    Total redeemable preferred stock ...........        114        114

STOCKHOLDERS' EQUITY:
     Preferred stock- Class B,  600 authorized shares, $100  par
       value;  600 shares issued, no amounts outstanding .......       --         --
     Common stock- Class A, 1,900 authorized shares, $100 par
        value; 1,900 shares issued and outstanding .............        190        190
                                                                   --------   --------
     Retained earnings .........................................         37         43
                                                                   --------   --------
                    Total stockholders' equity .................        227        233
                                                                   --------   --------
                                                                   $ 30,059   $ 27,555
                                                                   ========   ========

                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION

                             STATEMENT OF OPERATIONS



                                                            DECEMBER 8, 1998
                                                                (DATE OF       YEAR ENDED
                                                              INCEPTION) TO      JUNE 30,
                                                              JUNE 30, 1999        2000
                                                              -------------    -----------

                                                                      (IN THOUSANDS)

REVENUES:
     Interest income from related party ....................   $      1,300   $      2,457
     Other interest income .................................             43             18
                                                               ------------   ------------
                    Total revenues .........................          1,343          2,475

EXPENSES:
     Interest expense on deposit for future claims liability          1,185          2,227
     General and administrative ............................            117            235
                                                               ------------   ------------
                    Total expenses .........................          1,302          2,462
                                                               ------------   ------------

INCOME BEFORE INCOME TAXES .................................             41             13
INCOME TAX EXPENSE .........................................           --             --
                                                               ------------   ------------
NET INCOME .................................................             41             13

DIVIDENDS ON REDEEMABLE PREFERRED STOCK ....................              4              7
                                                               ------------   ------------
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS ...............   $         37   $          6
                                                               ============   ============


                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                              NUMBER OF      PREFERRED     NUMBER OF         COMMON                        TOTAL
                                              SHARES OF      STOCK AT      SHARES OF        STOCK AT      RETAINED     STOCKHOLDERS'
                                           PREFERRED STOCK     PAR        COMMON STOCK        PAR         EARNINGS        EQUITY
                                            ------------    ----------    ------------   ------------   -----------    ------------

                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)

BALANCE - DECEMBER 8, 1998 ..............           --      $     --              --     $       --     $      --      $       --
     Issuance of preferred stock for cash            600            60            --             --            --                60
     Exchange of preferred stock for
           redeemable preferred stock ...           (600)          (60)           --             --            --               (60)
     Dividends accrued on redeemable
           preferred stock ..............           --            --              --             --              (4)             (4)
     Issuance of common stock for cash ..           --            --             1,900            190          --               190
     Net income .........................           --            --              --             --              41              41
                                            ------------    ----------    ------------   ------------   -----------    ------------
BALANCE- JUNE 30, 1999 ..................           --            --             1,900            190            37             227
    Net income ..........................           --            --              --             --              13              13
    Dividends accrued on redeemable
           preferred stock ..............           --            --              --             --              (7)             (7)
                                            ------------    ----------    ------------   ------------   -----------    ------------
BALANCE- JUNE 30, 2000 ..................           --      $     --             1,900   $        190   $        43    $        233
                                            ============    ==========    ============   ============   ===========    ============


                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION
                             STATEMENT OF CASH FLOWS


                                                                        DECEMBER 8, 1998
                                                                            (DATE OF       YEAR ENDED
                                                                          INCEPTION) TO     JUNE 30,
                                                                          JUNE 30, 1999       2000
                                                                           ------------    ------------
                                                                                  (IN THOUSANDS)

OPERATING ACTIVITIES:
     Net income ........................................................   $         41    $         13
                                                                           ------------    ------------
                    Net cash provided by operating activities ..........             41              13

INVESTING ACTIVITIES:
     Loan  to related party ............................................        (30,512)           --
     Principal payments received on related party note .................            743           2,218
                                                                           ------------    ------------
                    Net cash provided by  (used in) investing activities        (29,769)          2,218

FINANCING ACTIVITIES:
     Proceeds from assumption of health plan liabilities ...............         30,474            --
     Payments made on health plan liabilities ..........................           (755)         (2,760)
     Advance from related party ........................................           --               249
     Redeemable preferred stock dividends paid .........................           --                (7)
     Proceeds from issuance of common stock ............................            190            --
     Proceeds from issuance of preferred stock .........................            110            --
                                                                           ------------    ------------
                    Net cash provided by (used in) financing activities          30,019          (2,518)
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH ........................................            291            (287)

CASH:
     Beginning of period ...............................................           --               291
                                                                           ------------    ------------
     End of period .....................................................   $        291    $          4
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Interest paid .....................................................   $      1,185    $      2,227
                                                                           ============    ============
     Dividends accrued on redeemable preferred stock ...................   $          4    $          7
                                                                           ============    ============


                        See notes to financial statements

                        CHECKFREE MANAGEMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
 AS OF JUNE 30, 1999 AND 2000, FOR THE PERIOD FROM DECEMBER 8, 1998 TO JUNE 30,
                     1999 AND THE YEAR ENDED JUNE 30, 2000



1.    DESCRIPTION OF THE BUSINESS

      CheckFree Management Corporation (the "Company") was formed from a plan of recapitalization of RCM Systems, Inc., a wholly owned subsidiary of CheckFree Corporation ("CheckFree"), on December 8, 1998. The Company was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of CheckFree and its subsidiaries. As of June 30, 1999 and 2000, CheckFree and its subsidiaries own approximately 63% and 89% of the Company, respectively.

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

      Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 1999 or 2000.

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

      Comprehensive Income - The Company reports Comprehensive Income in accordance with the provisions of SFAS 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. There were no components of other comprehensive income applicable to the Company for the periods ended June 30, 1999 or 2000.

      Recent Accounting Pronouncements.- In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS No. 133 will be effective for the Company's first quarter of fiscal 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

      The Company's Investment Policy currently prohibits the use of derivatives for trading or hedging purposes. Additionally, the Company completed a review of its contracts and determined that they contained no "imbedded derivatives" that require separate reporting and disclosure under SFAS
      133. As such, the adoption of SFAS 133 on July 1, 2000 will not have a material impact on results of operations or other comprehensive income.

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

3.    RELATED PARTY NOTE RECEIVABLE

      On December 30, 1998, the Company loaned $30,511,871 to CheckFree Services Corporation ("CheckFree Services") and received a promissory note calling for principal and interest payments to be made monthly commencing February 1, 1999. The note matures on March 1, 2005 and bears interest at 8.51% per annum. CheckFree Services is a stockholder in the Company and is a wholly owned subsidiary of CheckFree. Interest income on the note amounted to $1,300,000 and $2,458,000 for the periods ended June 30, 1999 and 2000, respectively.

      Principal payments due on the note are as follows (in thousands):

                FISCAL YEAR
                ENDING JUNE 30,
                ---------------
                2001 ...................................   $ 3,678
                2002 ...................................     4,800
                2003 ...................................     6,099
                2004 ...................................     7,552
                2005 ...................................     5,422
                                                           -------
                               Total ...................   $27,551
                                                           =======


      At June 30, 1999 and 2000, the estimated fair value of the note receivable approximates the carrying value based on currently available instruments with similar interest rates and remaining maturities.



4.    DEPOSIT FOR FUTURE CLAIMS LIABILITY

      On December 21, 1998, the Company and CheckFree Services entered into an exchange agreement whereby CheckFree Services contributed cash of $30,507,860 in exchange for 350 shares of Class C Redeemable Preferred Stock and the Company agreed to unconditionally assume and undertake to pay certain health plan liabilities of CheckFree Services . The health plan liabilities recorded by the Company were based on the present value (at an assumed discount rate of 8.51%) of claims estimated to be incurred over a five-year period commencing January 1, 1999. Estimated annual claim liability reduction is as follows (in thousands):

                FISCAL YEAR
                ENDING JUNE 30,
                ---------------
                2001 ...................................   $ 3,678
                2002 ...................................     4,800
                2003 ...................................     6,099
                2004 ...................................     7,552
                2005 ...................................     2,257
                                                           -------
                               Total ...................   $24,386
                                                           =======

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)


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

         A summary of redeemable preferred stock activity for the periods ended June 30, 1999 and 2000 is as follows (in thousands):

                                                               CLASS C       CLASS D      TOTAL
                                                             ----------    ----------    ----------
Issuance of redeemable preferred stock ...................   $       35    $       75    $      110
Dividends accrued ........................................            1             3             4
                                                             ----------    ----------    ----------
           Redeemable preferred stock at June 30, 1999....           36            78           114
Dividends paid ...........................................           (2)           (5)           (7)
Dividends accrued ........................................            2             5             7
                                                             ----------    ----------    ----------
           Redeemable preferred stock at June 30, 2000....   $       36    $       78    $      114
                                                             ==========    ==========    ==========


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

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

                  Voting Rights- The holders are entitled to one vote per share and each class has certain rights with respect to election of the Company's Board of Directors.

                  Liquidation Preference - In the event of liquidation, dissolution or winding up of the Company, subject to the redeemable preferred stock preferences, holders of Class B preferred stock are entitled to receive an amount equal to the par value plus any accrued but unpaid dividends.

         In December 1998, the Company entered into a Stockholders' Agreement with each holder of common and preferred stock. The agreement restricts the sale or transfer of any shares of stock without express written consent of all stockholders. In addition, the agreement provides that the holder of the Class A Common Stock, CheckFree, is subject to capital calls when and if the Board of Directors determines that the Company will have a cash shortfall for any quarter. Through June 30, 2000, no additional capital contributions were required.



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

         Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 34 percent to income before income taxes as a result of the following (in thousands):

                                                      DECEMBER 8, 1998
                                                          (DATE OF       YEAR ENDED
                                                        INCEPTION) TO     JUNE 30,
                                                        JUNE 30, 1999       2000
                                                        ------------    ------------

Federal and state tax at statutory rates ............   $         14    $       (236)
Deductible medical claims ...........................           (257)         (1,126)
Change in valuation allowance .......................            243           1,362
                                                        ------------    ------------
               Total ................................   $       --      $       --
                                                        ============    ============



      At June 30, 1999 and 2000, the Company's deferred tax assets were as follows (in thousands):

                                                        JUNE 30, 1999   JUNE 30, 2000
                                                        -------------   -------------
Deferred tax assets- net operating loss carryforwards   $        243    $      1,605
Valuation allowance .................................           (243)         (1,605)
                                                        ------------    ------------
               Total ................................   $       --      $       --
                                                        ============    ============


         At June 30, 2000, the Company's has approximately $4,011,000 of state and federal net operating loss carryforwards that expire in 2019. A valuation allowance has been recorded due to the uncertainty of the realizability of the net operating loss carryforwards.

                        CHECKFREE MANAGEMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS- (CONTINUED)

8.       OTHER RELATED PARTY TRANSACTIONS

         On December 21, 1998, the Company entered into an Administrative Services Agreement (the "Agreement") with CheckFree . Under the terms of the Agreement, CheckFree receives a monthly administrative fee for services provided to the Company. The Agreement calls for annual fee increases of 4% and carries a two-year initial term, with an automatic renewal clause. Total amounts paid under the agreement for the periods ended June 30, 1999 and 2000 amounted to $115,000 and $235,000, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              CHECKFREE CORPORATION


Date: September 25, 2000                                      By:   /s/ David E. Mangum
                                                                 -----------------------------------------------
                                                                       David E. Mangum, Executive Vice
                                                                       President and Chief Financial
                                                                       Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 25th day of September, 2000.

         Signature                             Title


         *Peter J. Kight                       Chairman of the Board and Chief Executive Officer
------------------------------------           (Principal Executive Officer)
         Peter J. Kight


         *David E. Mangum                      Executive Vice President and Chief Financial Officer
------------------------------------           (Principal Financial Officer)
         David E. Mangum


         *Gary A. Luoma, Jr.                   Vice President and Chief Accounting Officer
------------------------------------           (Principal Accounting Officer)
         Gary A. Luoma, Jr.


         *William P. Boardman                  Director
------------------------------------
         William P. Boardman


         *James D. Dixon                       Director
------------------------------------
         James D. Dixon


                                               Director
------------------------------------
         Henry C. Duques


         *Mark A. Johnson                      Director
------------------------------------
         Mark A. Johnson


                                               Director
------------------------------------
         Lewis C. Levin


         *Eugene F. Quinn                      Director
------------------------------------
         Eugene F. Quinn


         *Jeffrey M. Wilkins                   Director
------------------------------------
         Jeffrey M. Wilkins


*By:     /s/Curtis A. Loveland
    --------------------------------
         Curtis A. Loveland,
         Attorney-in-Fact