Form 10-Q
period 2000-09-30
CHECKFREE CORP \GA\
filed 2000-11-14
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934
For the quarterly period ended September 30, 2000
                                       OR
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from                       to
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 86,240,935 shares of Common Stock, $.01 par value, were outstanding at November 9, 2000.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                      TABLE OF CONTENTS
                                      -----------------

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                             3
                           September 30, 2000 and June 30, 2000

                      Condensed Consolidated Statements of                              4
                           Operations For the Three Months Ended
                           September 30, 1999 and 2000

                      Condensed Consolidated Statements of                              5
                           Cash Flows For the Three Months Ended
                           September 30, 1999 and 2000

                      Notes to Interim Condensed Consolidated Unaudited                 6
                           Financial Statements For the Three Months
                           Ended September 30, 1999 and 2000

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                             12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.          N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                   N/A

         Item 2.  Changes in Securities and Use of Proceeds.                           N/A

         Item 3.  Defaults Upon Senior Securities.                                     N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                 22

         Item 5.  Other Information.                                                   N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                    23

         Signatures.                                                                   24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CHECKFREE CORPORATION AND SUBSIDIARIES
                            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,     SEPTEMBER 30,
                                                                           2000           2000
                                                                        ---------     -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                               ASSETS
Current assets:
     Cash and cash equivalents .......................................  $ 128,074      $  229,919
     Investments .....................................................     56,548          59,265
     Accounts receivable, net ........................................     58,308          65,628
     Prepaid expenses and other assets ...............................     12,813           8,297
     Deferred income taxes ...........................................      9,733           8,474
                                                                        ---------      ----------
         Total current assets ........................................    265,476         371,583
Property and equipment, net ..........................................     93,214          93,443
Capitalized software, net ............................................     37,189         239,660
Intangible assets, net ...............................................    251,280       1,547,229
Investments ..........................................................     23,003          23,923
Deferred income taxes ................................................     29,248            --
Other noncurrent assets ..............................................     13,704          12,213
                                                                        ---------      ----------
              Total ..................................................  $ 713,114      $2,288,051
                                                                        =========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................  $  10,158      $   17,645
     Accrued liabilities .............................................     43,958          44,113
     Current portion of long-term obligations ........................      5,955           2,639
     Deferred revenue ................................................     26,644          35,929
                                                                        ---------      ----------
         Total current liabilities ...................................     86,715         100,326
Accrued rent and other ...............................................      7,269           6,826
Obligations under capital leases - less current portion ..............        736             682
Deferred income taxes ................................................       --           252,725
Convertible subordinated notes .......................................    172,500         172,500
Stockholders' equity:
     Preferred stock- 15,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding ............................       --              --
     Common stock- 150,000,000 authorized shares, $.01 par value;
         issued 63,957,859 and 81,593,685 shares, respectively;
         outstanding 58,414,035 and 76,044,304 shares, respectively ..        584             760
     Additional paid-in-capital ......................................    771,892       2,139,153
     Other ...........................................................       (262)           (243)
     Accumulated deficit .............................................   (326,320)       (384,678)
                                                                        ---------      ----------
         Total stockholders' equity ..................................    445,894       1,754,992
                                                                        ---------      ----------
              Total ..................................................  $ 713,114      $2,288,051
                                                                        =========      ==========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                        CHECKFREE CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                          1999           2000
                                                         -------       --------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
     Processing and servicing .........................  $58,304       $ 76,159
     License Fees .....................................    2,996          5,047
     Maintenance Fees .................................    4,438          4,647
     Other ............................................    3,282          4,904
                                                         -------       --------
         Total revenues ...............................   69,020         90,757

Expenses:
     Cost of processing, servicing and support ........   42,993         53,072
     Research and development .........................    6,824         13,918
     Sales and marketing ..............................    8,668         14,304
     General and administrative .......................    9,924         11,492
     Depreciation and amortization ....................    6,976         55,734
     In-process research and development ..............     --           18,600
                                                         -------       --------
         Total expenses ...............................   75,385        167,120
                                                         -------       --------
Loss from operations ..................................   (6,365)       (76,363)
Interest, net .........................................      245            325
                                                         -------       --------
Loss before income taxes ..............................   (6,120)       (76,038)
Income tax benefit ....................................   (2,184)       (17,680)
                                                         -------       --------
Net loss ..............................................  $(3,936)      $(58,358)
                                                         =======       ========

Basic loss per share:
     Net loss per common share ........................  $ (0.08)      $  (0.91)
                                                         =======       ========
     Equivalent number of shares ......................   51,848         64,216
                                                         =======       ========
Diluted loss per share:
     Net loss per common share ........................  $ (0.08)      $  (0.91)
                                                         =======       ========
     Equivalent number of shares ......................   51,848         64,216
                                                         =======       ========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                                CHECKFREE CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ------------------------
                                                                               1999           2000
                                                                             --------      ----------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
     Net loss .............................................................  $ (3,936)     $  (58,358)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     In-process research and development ..................................      --            18,600
     Depreciation and amortization ........................................     6,976          55,734
     Deferred income tax provision ........................................    (2,184)        (17,680)
     Purchases of investments - Trading ...................................    (8,037)         (2,943)
     Proceeds from maturities and sales of investments, net - Trading .....     9,347           2,823
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable ..............................................    (6,098)         (7,324)
         Prepaid expenses and other .......................................       176           1,616
         Other noncurrent assets ..........................................       600             170
         Accounts payable .................................................       550           7,486
         Accrued liabilities ..............................................       853           2,381
         Deferred revenue .................................................     4,555           3,785
         Income tax accounts ..............................................      (211)           (227)
         Accrued rent and other ...........................................        60             (13)
                                                                             --------      ----------
              Net cash provided by operating activities ...................     2,651           6,050
Cash flows from investing activities:
     Purchase of property and software ....................................    (8,631)         (6,177)
     Capitalization of software development costs .........................    (1,897)         (1,349)
     Cash and cash equivalents from business acquired, net of
       acquisition costs ..................................................      --            96,840
     Purchase of investments - Held to Maturity ...........................      --            (3,909)
     Proceeds from sales of investments - Held to Maturity ................      --               392
                                                                             --------      ----------
              Net cash provided by (used in) investing activities .........   (10,528)         85,797
Cash flows from financing activities:
     Principal payments under capital lease obligations ...................       (68)         (2,006)
     Proceeds from stock options exercised, including related
       income tax benefits ................................................     1,153           1,225
     Proceeds from employee stock purchase plan ...........................       785           1,358
     Proceeds from sale of stock and exercise of warrants .................      --             9,421
                                                                             --------      ----------
              Net cash provided by investing activities ...................     1,870           9,998
                                                                             --------      ----------
Net increase (decrease) in cash and cash equivalents ......................    (6,007)        101,845
Cash and cash equivalents:
     Beginning of period ..................................................    12,446         128,074
                                                                             --------      ----------
     End of period ........................................................  $  6,439      $  229,919
                                                                             ========      ==========
Supplemental disclosure of cash flow information:
     Interest paid ........................................................  $     27      $      134
                                                                             ========      ==========
     Income taxes paid ....................................................  $    188      $       34
                                                                             ========      ==========
     Capital lease additions and purchase of other long term assets .....    $   --        $    1,110
                                                                             ========      ==========
     Stock funding of 401(k) match ......................................    $  1,059      $    2,484
                                                                             ========      ==========
     Purchase price of business acquisitions ............................    $   --        $1,351,408
     Less:  Issuance of common stock pursuant to acquisitions ...........        --         1,350,083
       Cash acquired in acquisitions ....................................        --            97,200
       Prepaid acquisition costs ........................................        --               965
                                                                             --------      ----------
              Net cash received .........................................    $   --        $  (96,840)
                                                                             ========      ==========

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

1.       INTRODUCTION

         The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 1999 and 2000 are not necessarily indicative of the results for the full year.

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

2.       EARNINGS PER SHARE

         The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

                                                      FOR THE THREE MONTHS ENDED
                             --------------------------------------------------------------------------
                                     SEPTEMBER 30, 1999                      SEPTEMBER 30, 2000
                             ----------------------------------      ----------------------------------
                                                          Per-                                    Per-
                               Income        Shares      Share         Income        Shares      Share
                             (Numerator)  (Denominator)  Amount      (Numerator)  (Denominator)  Amount
                             -----------  -------------  ------      -----------  -------------  ------
Basic EPS ................     $(3,936)      51,848      $(0.08)      $(58,358)      64,216      $(0.91)
                                                         ======                                  ======
Effect of dilutive
securities:
   Options and warrants ..        --           --                        --            --
                               -------       ------                   --------       ------
Diluted EPS ..............     $(3,936)      51,848      $(0.08)      $(58,358)      64,216      $(0.91)
                               =======       ======      ======       ========       ======      ======

         Basic earnings (loss) per common share amounts were computed by dividing income (loss) available to shareholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. For the periods reported herein, there were no differences between basic and diluted earnings per share. The anti-dilutive interest charges and number of equivalent shares excluded from the per share calculations were as follows (in thousands):

                                         SEPTEMBER 30, 1999                SEPTEMBER 30, 2000
                                       Income         Shares             Income         Shares
                                     (Numerator)   (Denominator)       (Numerator)   (Denominator)
                                     -----------   -------------       -----------   -------------
Three Month Period Ended ........       $ --           5,502              $2,404         6,667
                                        ====           =====              ======         =====


3.       ACQUISITIONS AND DIVESTITURES

         On September 1, 2000, the Company acquired MSFDC, L.L.C. (TransPoint) for a total of $1.4 billion, consisting of 17,000,000 shares of common stock valued at $1.4 billion and $1.4 million of acquisition costs. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The values ascribed to acquired intangible assets and their respective useful lives are as follows:

                                                       Asset         Useful
                       Intangible Asset                Value          Life
                   -------------------------      --------------     ------
                                                  (In thousands)
                   Goodwill.................         $784,109           5
                   Strategic agreements.....          495,000           5
                   Existing technology......          209,300           3
                   Customer list............           29,000           3
                   Tradename................           28,300           1


         Amortization of intangible assets is on a straight- line basis over the assets' respective useful life. TransPoint's operations are included in the condensed consolidated statement of operations from the date of acquisition.

         At the acquisition date, TransPoint had four technologies under development that had not demonstrated technological feasibility. These technologies include Biller Integration System and Communications, Service Center, Delivery Applications and Payment Systems Interface. The in-process technologies have no alternative use in the event that the proposed technologies do not prove to be feasible. These development efforts fall within the definition of In-Process Research and Development ("IPR&D") contained in Statement of Financial Accounting Standard ("SFAS") No. 2.

         BIS / Communications Technology. The Biller Integration System ("BIS") is provided to the biller to run on-site and supplies the web-hosting for the biller. The BIS help implement the templates and develop the look and feel for marketing components. The BIS also includes automation interfaces, EI interfaces, and the console. The following features of the BIS / Communications technology are under development:

         o Remote access or the Remote BIS Console, which will allow Biller operators and administrators to perform selected gateway operations from remote machines using a Web-based interface to the BIS.

         o International "Fixes", which are fixes to the BIS system to correct incompatibilities with international currency and date settings.

         o Platform Updates that will support installation of the BIS gateway on the Windows 2000 Server platform.

         Service Center Technology. The Service Center connects the TransPoint servers to the BIS on the biller site, the automated clearinghouse, other third-party servers, and the individual consumer. The Service Center includes the database and operational functions as well. The following features of the Service Center are under development:

         o E-mail notification currently uses an internal Microsoft server. The system is being modified to incorporate the industry standard allowing the use of any server environment to send data over the Internet. In addition, service-generated e-mail messages will be in HTML format (rather than plain text) for a richer customer experience.

         o SysAdmiral upgrade, in which the installation scripts for the service center are being upgraded to support the latest version of SysAdmiral.

         Delivery Applications. The Delivery Applications generate the actual web pages through its user interface. This technology creates not only the TransPoint consumer site, but also the operations, corporate, and support sites. The following features of the Delivery Applications are under development:

         o Passport Integration / Authorization, in which the security and authentication systems of the TransPoint service will be modified to use Microsoft Passport for user authentication. In addition, the user interface will be modified to allow migration of existing user accounts to Microsoft Passport.

         o User Registration Improvement, in which consumer registration is being modified significantly, with the goal of retaining new consumers. Changes include sending consumers to the Microsoft Passport

                  Web site to obtain a Passport account, and condensing the number of screens in registration. In addition, new consumers are permitted greater access to the system and features as they await identity and payment account verification.

         o Recurring Payments, whereby consumers will now be able to set up automatic "pay anyone" payments recurring at set intervals, and automatic rules-based handling of electronic bills by payee.

         o Batch Enabling, whereby biller operators and administrators will now be able to enable statement batches directly from the TransPoint Operations site. A new "Enable Batch" button will be added to the Preview Statements screen on the TransPoint Operations site.

         o Reporting Upgrades, in which a variety of user-interface upgrades are underway to improve performance of the reporting subsystem, improve the reporting content available to billers, and increase the overall reliability of the TransPoint system.

         o Payment Center User Interface Improvements, which includes a variety of user interface improvements to fix minor UI issues, enhance accessibility options, and improve overall site usability.

         Payment / Interface. The Payment Interface technology connects the Service Center to the ACH, Original Depository Financial Institutions, and other third-party servers as well as processing all payment and settlement information. The following features of the Payment / Interface technology are under development:

         o Microsoft Money Download, in which this feature is being rearchitected and reimplemented in its entirety to correct incompatibilities between the existing Microsoft Money download feature and the newest version of Microsoft Money.

         o Credit Card Payments, which provides code that allows the TransPoint system to support the use of credit cards for payment settlement.

         There are risks and uncertainties associated with the completion of these in-process technologies. These risks include:

         o        Not Technologically Feasible.

         The acquired IPRD had not demonstrated technological or commercial feasibility as of the transaction date for TransPoint. Significant risks exist because TransPoint is unsure of the obstacles it will encounter in the form of market acceptance, time and cost necessary to produce a technologically feasible product. SFAS No. 2 does not specifically require an analysis of the development effort expended relative to an acquisition date. It is reasonable to assume, however, that an IPRD project would require a significant amount of time and cost in order to modify for CheckFree Corporation's use in the marketplace. Should the proposed technology fail to become viable, it is unlikely that CheckFree Corporation would realize any value from the sale of the technology to another party.

         o        No Alternative Future Use.

         The acquired IPRD consists of TransPoint's work to date on its products. The products are very specific to the tasks and markets for which it is intended. As is typically the case with software, there are no alternative use for the in-process work in the event that the product does not become feasible for CheckFree Corporation. The development effort for the acquired IPRD does not possess an alternative future use for CheckFree Corporation under the terms of SFAS No. 2.

         If the TransPoint project underway fails, there will be very limited life to the existing product because the continuing pace of technological developments in the marketplace will have rendered them non-competitive. In the event of a failure, the technology acquired, as embodied in either current or in-process products, will have no alternative use and would be written off as a loss by CheckFree Corporation.

         The following table represents information regarding the status of the various in-process research and development projects acquired:

                            Estimated                        Expected
                             Stage of        Estimated       Cost to
                            Completion    Completion Date    Complete    Valuation
                            ----------    ---------------    --------    ---------
                                                                 (In thousands)
BIS / Communications .......    80%        October, 2000       $100       $ 1,200
Service Center .............    80%        October, 2000        121         5,900
Delivery Applications ......    80%        October, 2000        396         9,500
Payment / Interface ........    80%        October, 2000        100         2,000
                                                               ----       -------
      Total ................                                   $717       $18,600
                                                               ====       =======


         The method used to allocate the purchase consideration to IPRD was the modified income approach. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the IPRD projects and that is attributable to the acquired technology, if successfully completed. The modified income approach takes the income approach, modified to include the following factors:

         o        analysis of the stage of completion of each project;

         o exclusion of value related to research and development yet-to-be completed as part of the on-going IPRD projects; and

         o        the contribution of existing technologies and applications.

         The projected revenues used in the income approach are based upon the incremental revenues associated with a portion of the project related to TransPoint's technology likely to be generated upon completion of the project and the beginning of commercial sales, as estimated by management. The projections assume that the projects will be successful and the projects' development and commercialization are as set forth by management. The discount rate used in this analysis is an after tax rate of 24%.

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999, and excludes the write-off of purchased research and development of $18.6 million (in thousands, except per share data):

                                                  Three Months         Three Months
                                                     Ended                 Ended
                                               September 30, 1999   September 30, 2000
                                               ------------------   ------------------
          Revenues ............................    $ 69,020              $  90,766
          Net Income ..........................    $(82,657)             $(105,242)
          Basic earnings per share:
             Net loss per common share ........    $  (1.20)             $   (1.30)
             Equivalent number of shares ......      68,848                 81,216
          Diluted earnings per share:
             Net loss per common share ........    $  (1.20)             $   (1.30)
             Equivalent number of shares ......      68,848                 81,216

4.       STRATEGIC AGREEMENT

         Effective October 1, 2000, the Company completed the previously announced 10-year strategic agreement with Bank of America ("BofA"), whereby the Company acquired the electronic billing and payment assets of BofA and will provide electronic billing and payment services to BofA's customer base in exchange for 10 million shares of the Company's common stock valued at approximately $404 million and $35 million of cash. The agreement provides for a revenue guarantee of $500 million to the Company over the next 10 years. BofA has the ability to earn warrants on up to 10 million additional shares, eight million of which vest incrementally upon achievement of specific levels of subscriber adoption of electronic billing and payment services and separately, and the other two million upon achievement of specific levels of electronic bills presented to those subscribers. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $32.50 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time. Of the cash portion of the purchase price, $25 million is to be invested into a joint marketing development fund designed to accelerate adoption of electronic billing and payment services through BofA's customer base, and the Company expects to take a charge for the full amount in the quarter ended December 31, 2000.


5.       COMMON STOCK AND WARRANTS

         The Company has issued stock for various employee benefit programs during the current fiscal year. In the quarter ended September 30, 2000, the Company issued 51,750 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2000. In the quarter ended September 30, 2000, the Company issued 34,880 shares of common stock in conjunction with the employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

         On September 1, 2000, the Company completed the previously announced agreement to purchase MSFDC, L.L.C. ("TransPoint") in exchange for 17 million shares of the Company's common stock. Please refer to Note 3 for additional information regarding this acquisition.

         During the quarter ended September 30, 2000, the Company received notification of and payment for the exercise of warrants for 450,000 shares of the Company's common stock at an exercise price of $20.9375.

         Effective October 1, 2000, the Company completed the previously announced agreement to acquire various electronic billing and payment assets from BofA in exchange for 10 million shares of the Company's common stock. BofA has the ability to earn warrants on up to 10 million additional shares with a strike price of $32.50, contingent upon achievement of certain growth objectives. Please refer to note 4 for additional information regarding this transaction.

         On November 1, 2000, the Company's shareholders approved an increase in the number of authorized shares of the Company from 165,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, $.01 pare value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. Additionally, the Company's shareholders approved an increase in the number of shares of the Company's common stock issuable upon exercise of stock options under the 1995 Stock Option Plan from 8,000,000 shares to 12,000,000 shares.


6.       GUARANTOR FINANCIAL INFORMATION

         CheckFree Management Corporation is a guarantor of the Company's $172.5 million convertible subordinated notes that were issued in November 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of September 30, 2000, the Company and its subsidiaries own approximately 89% of CheckFree Management Corporation. In previous quarters, due to the relative value of the total assets of CheckFree Management Corporation to the total consolidated assets of the Company, we were required to provide separate financial statements for and disclose certain financial information about CheckFree Management Corporation. As of September 30, 2000, the assets of CheckFree Management Corporation represent less than 2% of the total consolidated assets of the Company, and therefore, separate financial statements and financial disclosures are no longer required.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In the quarter ended September 30, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value is immediately recognized in earnings.

         The Company's Investment Policy currently prohibits the use of derivatives for trading or hedging purposes. Additionally, the Company completed a review of its contracts and determined that they contained no "imbedded derivatives" that require separate reporting and disclosure under SFAS 133, as amended. As such, the adoption of SFAS 133, did not have a material impact on the Company's results of operations or other comprehensive income.

         In 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Although SAB No. 101 does not change any of the existing standards on revenue recognition, it draws upon existing guidance and explains how the SEC staff applies these rules, by analogy, to other transactions that existing rules do not specifically address. SAB No. 101, as amended by SAB No. 101B, becomes effective for the fourth quarter of our fiscal year 2001. The Company is in the process of assessing the impact of SAB No. 101 on its financial statements; however, the adoption of SAB No. 101 is not expected to have a material impact on results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are the leading provider of electronic billing and payment services. We operate our business through three independent but inter-related divisions:

         o        Electronic Commerce;
         o        Investment Services; and
         o        Software.

         Our Electronic Commerce business provides services that allow consumers to:

         o        receive electronic bills through the Internet;
         o        pay any bill--electronic or paper--to anyone; and
         o perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         We provide electronic billing and payment services for over 3.8 million consumers as of September 30, 2000. Our services reach hundreds of sources, either directly or through reseller relationships, including:

         o        9 of the 10 largest U.S. banks;
         o        8 of the 10 largest U.S. brokerage firms;
         o        Internet portals;
         o        Internet-based banks;
         o        Internet financial sites like Quicken.com; and
         o personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that allows us to remit 58% of all of our bill payments electronically. We processed an all time high of nearly 17 million monthly transactions during the quarter ended September 30, 2000 and, for the year ended June 30, 2000, we processed nearly 170 million transactions.

         In March 1997, we introduced electronic billing -"E-Bill"-- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. Through September 30, 2000, we have 137 billers in production and are now delivering over 140,000 electronic bills monthly.

         When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically. Otherwise, the remittance will be sent to the merchant by a paper check or draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number is printed on the face of the check. In addition, our processing system provides the ability to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to 58% by September 2000.

         We are also a leading provider of institutional portfolio management and information services and financial application software. Our Investment Services business offers portfolio accounting and performance measurement services to investment advisors, brokerage firms, banks and insurance companies and financial planning application software to financial planners. Our portfolio management system solution includes:

         o        data conversion;
         o        personnel training;
         o        trading system;
         o        graphical client reporting;
         o        performance measurement;
         o        technical network support and interface setup; and
         o        Depository Trust Corporation interfacing.

         Our financial planning software applications include:

         o        retirement and estate planning modules;
         o        cash flow, tax and education planning modules;
         o        an asset allocation module; and
         o        investment manager performance database system.

Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to over one million.

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         o        i-Solutions.

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

         o        Reconciliation.

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

         o        Other.

                           We also provide software solutions like regulatory
                  compliance solutions for Form 1099 processing, safe box accounting and other applications.

         During the fiscal year June 30, 2000, Electronic Commerce accounted for 69% of our revenues, Investment Services accounted for 18% of our revenues, and Software accounted for 13% of our revenues.

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997, Mobius Group, Inc. in March 1999, BlueGill Technologies, Inc. in April 2000, and MSFDC, L.L.C (TransPoint) in September 2000.

         Effective October 1, 2000, we completed the strategic agreement we entered into with Bank of America on April 27, 2000, which was accompanied by CheckFree acquiring certain of B of A's electronic billing and payment assets.


RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 ------------------
                                                                  1999        2000
                                                                 ------      ------
             Total revenues: ................................    100.0%      100.0%

             Expenses:
                 Cost of processing, servicing and support ..     62.3%       58.5%
                 Research and development ...................      9.9%       15.3%
                 Sales and marketing ........................     12.5%       15.8%
                 General and administrative .................     14.4%       12.6%
                 Depreciation and amortization .............      10.1%       61.4%
                 In-process research and development ........     --          20.5%
                                                                 -----       -----
                     Total expenses .........................    109.2%      184.1%
                                                                 -----       -----

             Loss from operations ...........................     (9.2)%     (84.1)%

             Interest, net ..................................      0.4%        0.3%
                                                                 -----       -----

             Loss before income taxes .......................     (8.9)%     (83.8)%

             Income tax benefit .............................     (3.2)%     (19.5)%
                                                                 -----       -----

             Net loss .......................................     (5.7)%     (64.3)%
                                                                 =====       =====

         Revenues. Reported revenue increased by $21.7 million or 31%, from $69.0 million for the three months ended September 30, 1999 to $90.7 million for the three months ended September 30, 2000. After adjusting for the combined new revenue attributable to the acquisitions of BlueGill in April 2000 and TransPoint in September 2000, underlying revenue increased by approximately 26%. The growth in underlying revenue was driven by increases of 31% in our Electronic Commerce business and 28% in our Investment Services business, offset by a modest decline in our Software business. Growth in Electronic Commerce revenue is primarily the result of an increase in subscribers from approximately 3.0 million at September 30, 1999 to approximately 3.8 million at September 30, 2000. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 767,000 at September 30, 1999 to over 1.0 million at September 30, 2000. The decline in underlying Software business revenue is due to a significant license agreement signed in the quarter ended September 30, 1999 that was not recurring in the quarter ended September 30, 2000. Other revenue lines in the underlying Software business remained relatively consistent on a year over year basis.

         Reported processing and servicing revenue increased by 31%, from $58.3 million for the three months ended September 30, 1999 to $76.2 million for the three months ended September 30, 2000. The increase in processing and servicing revenue is driven primarily by the previously mentioned growth in subscribers in our Electronic Commerce business and growth in portfolios managed in our Investment Services business. Additionally, we now have 137 billers in production that presented nearly 140,000 electronic bills in the month ended September 30, 2000. The number of bills we presented electronically has increased from approximately 20,000 for the month ended September 30, 1999 and has increased by nearly 50% from the quarter ended June 30, 2000. When combined with a transaction based pricing model available for our largest customers, it will become more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional indicator. During the quarter ended September 30, 2000, we achieved a new high of processing nearly 17 million monthly transactions, compared to approximately 13 million in the quarter ended September 30, 1999 and approximately 16 million in the quarter ended June 30, 2000.

         Reported license fee revenue increased by 67%, from $3.0 million for the three months ended September 30, 1999 to $5.0 million for the three months ended September 30, 2000. The growth in license fee revenue is primarily attributable to the acquisition of BlueGill, as license revenue in our other software businesses declined modestly. As mentioned above, the decrease in underlying license revenue was due to the signing of a significant license agreement in the quarter ended September 30, 1999 which did not recur in the quarter ended September 30, 2000. Our i-Solutions electronic billing software line, primarily from BlueGill, is expected to drive license revenue growth for the remainder of the year and our underlying software businesses are expected to remain fairly consistent with prior year production.

         Reported maintenance fee revenue increased by 5%, from $4.4 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000. Although we have seen increases in maintenance revenue as a result of the BlueGill acquisition, underlying maintenance has decreased slightly. Since last year, we have modified our maintenance revenue recognition policy. Although maintenance revenue has always been recognized ratably over the related service period, we now delay the onset of revenue recognition until cash is actually received, as opposed to our previous practice of estimating collection rates and adjusting to actual as cash is received. Renewal maintenance follows the anniversary date of the related license sale, which has caused a slight timing delay in maintenance revenue recognition in the first quarter of fiscal 2001. However, we expect full year underlying maintenance revenue to approximate the prior year as cash collections are expected to approximate prior year amounts. Reported maintenance is expected to grow as a result of first year maintenance generated by i-Solutions software sales.

         Reported other revenue, consisting mostly of consulting fees, increased by 48%, from $3.3 million for the three months ended September 30, 1999 to $4.9 million for the three months ended September 30, 2000. The growth in underlying other revenue is driven primarily by increased consulting fees related to biller implementations and additional other revenue associated with our acquisition of BlueGill. In the quarter ended September 30, 2000, we increased the number of billers in production by 14 (net of 30 new billers added via the TransPoint acquisition) versus 11 in the quarter ended September 30, 2000.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $43.0 million, or 62.3% of total revenue for the three months ended September 30, 1999 and $53.1 million, or 58.5% of total revenue for the three months ended September 30, 2000. Cost of processing, servicing and support as a percentage of servicing only revenue (all revenue except license) was 65.1% for the three months ended September 30, 1999 and 61.9% for the three months ended September 30, 2000. This favorable result is driven primarily by efficiency and quality improvements. From an efficiency perspective, our ratio of electronic payments to total payments has improved from approximately 52% at September 30, 1999 to over 58% at September 30, 2000. Electronic payments carry a significantly lower variable cost per unit than paper based transactions. From a quality perspective, we invested significantly in fiscal 2000 on a program designed to improve our quality levels to 4.6 Sigma or 99.9% availability to our subscribers. However, we expect near term downward pressure on our direct margin as we integrate TransPoint and Bank of America into our operations.

         Research and Development. Our research and development costs were $6.8 million or 9.9% of total revenue for the three months ended September 30, 1999 and $13.9 million or 15.3% of total revenue for the three months ended September 30, 2000. Adjusted for capitalized development costs of $1.9 million for the three months ended September 30, 1999 and $1.3 million for the three months ended September 30, 2000, gross research and development costs were $8.7 million or 12.6% of total revenue for the three months ended September 30, 1999 and $15.2 million or 16.8% of total revenue for the three months ended September 30, 2000. In addition to continued improvement of our Genesis processing platform in our Electronic Commerce business, we are investing in an integrated person to person payments solution that will run on the Genesis platform. We are investing significantly in the build out of our i-Solutions electronic billing product line. We continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities.

         Sales and Marketing. Sales and marketing costs were $8.7 million or 12.5% of total revenue for the three months ended September 30, 1999 and $14.3 million or 15.8% of total revenue for the three months ended September 30, 2000. Since last year we have increased our sales and marketing staff resulting from both BlueGill and TransPoint acquisitions. In the current year we have incurred costs necessary to launch our i-Solutions product line. Additionally, we invested further in our marketing and corporate communications areas in support of the continued growth of the business. We expect to incur a one-time charge of $25 million in the quarter ended December 31, 2000 in conjunction with a national marketing campaign by Bank of America, per the terms of a strategic agreement that became effective on October 1, 2000.

         General and Administrative. General and administrative expenses were $9.9 million or 14.4% of total revenue for the three months ended September 30, 1999 and $11.5 million, or 12.6% of total revenue for the three months ended September 30, 2000. Although we have incurred additional general and administrative expenses as a result of the acquisitions of TransPoint and BlueGill related to incremental facility and administrative staff expenses necessary to support the business, our underlying costs have increased by approximately 6% due to investments in staff in support of the growth of the business. Our general and administrative expenses as a percentage of underlying revenue are declining due to the inherent leverage in our existing business model.

         Depreciation and Amortization. Depreciation and amortization costs increased from $7.0 million for the three months ended September 30, 1999 to $55.7 million for the three months ended September 30, 2000. The increase was driven primarily by amortization of intangible assets resulting from the acquisition of TransPoint on September 1, 2000 in the amount of $30.3 million and from the acquisition of BlueGill in April 2000 in the amount of $15.4 million. We expect reported depreciation and amortization to increase significantly in the quarter ended December 31, 2000 as we will incur three months of TransPoint related purchase accounting amortization versus one in the quarter ended September 30, 2000 and we expect an estimated $10 million in incremental intangible amortization resulting from the strategic agreement with Bank of America which became effective October 1, 2000.

         In-Process Research and Development. In the quarter ended September 30, 2000, we incurred $18.6 million of in-process research and development costs. These costs were incurred as a result of the TransPoint acquisition on September 1, 2000. Please refer to the footnote 3, Acquisitions and Divestitures, included in the Notes to Interim Condensed Consolidated Unaudited Financial Statements attached for a complete description of the in-process research and development charge.

         Interest. Net interest has increased from $0.2 million for the three months ended September 30, 1999 to $0.3 million for the three months ended September 30, 2000. Net interest is composed of interest income, offset by interest expense. Interest income has increased from $0.3 for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000. Although investment yields have improved slightly, our average invested assets have increased from $20.9 million for the quarter ended September 30, 1999 to $260.4 million for the three months ended September 30, 2000. While there have been several increases and decreases in invested assets since September of 1999, the increase in the September 30, 2000 balance is due primarily to the receipt of $97.2 million in cash resulting from the TransPoint acquisition in September 2000 and carryover impact of the receipt of $167.3 million in net proceeds from the issuance of our 6 1/2% convertible subordinated notes in November 1999. Interest expense has increased from $0.1 million for the three months ended September 30, 1999 to $3.4 million for the three months ended September 30, 2000. The increase in interest expense is due primarily to accrued interest on the $172.5 million of 6 1/2% convertible subordinated notes that were issued in November 1999 and, therefore, not a factor in the quarter ended September 30, 1999.

         Income Taxes. We recorded an income tax benefit of $2.2 million at an effective rate of 36% for the three months ended September 30, 1999 and an income tax benefit of $17.7 million at an effective rate of 23% for the three months ended September 30, 2000. The reported effective rates differ from the blended statutory rate of 40% in both periods due to certain non-deductible goodwill, in-process research and development and other non-deductible expenses as well as jobs credits and tax exempt interest income.


SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted. Charges for purchase accounting amortization and in-process research and development were separated from the operating results of the segments for a better understanding of the underlying segment performance. The following numbers are in thousands:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                               1999          2000
                                                             --------      --------
                Operating Revenue:
                     Electronic Commerce ..................  $ 47,781      $ 62,958
                     Software .............................     8,984        12,144
                     Investment Services ..................    12,255        15,655
                                                             --------      --------
                         Total Operating Revenue ..........  $ 69,020      $ 90,757
                                                             ========      ========

                Operating Income (Loss):
                     Electronic Commerce ..................  $ (5,154)     $ (4,786)
                     Software .............................     2,734          (815)
                     Investment Services ..................     3,491         3,999
                     Corporate ............................    (5,463)       (8,260)
                     Purchase accounting amortization .....    (1,973)      (47,901)
                     In-process research and development ..      --         (18,600)
                                                             --------      --------
                         Total Operating Loss .............  $ (6,365)     $(76,363)
                                                             ========      ========

         Revenue in our Electronic Commerce segment increased by 32%, from $47.8 million for the three months ended September 30, 1999 to $63.0 million for the three months ended September 30, 2000. The increase in underlying revenue is due primarily to an increase in subscribers from approximately 3.0 million at September 30, 1999 to over 3.8 million at September 30, 2000.

         To date, we have signed 180 billers to our E-Bill electronic billing product offering. Combined with the 30 net new billers we assumed with the acquisition of TransPoint, this brings our biller total to 210. We now have 137 billers in production that delivered over 140,000 electronic bills in the month ended September 30, 2000. There are currently 33 billers actively engaged in the implementation process and another 40 in the evaluation or discovery stage of the process. Our acquisition of BlueGill is expected to facilitate our efforts to provide quality billing content, and by simplifying and accelerating the process of taking bills from paper to electronic. We believe that a complete, integrated round trip electronic billing and payment experience for an average of four to ten bills per month per consumer is an important factor in driving subscriber growth. As of September 30, 2000, we have to potential to process and average of five to six bills per month for our existing customer base. When combined with a new transaction based pricing model available to our largest customers, it will become increasingly more difficult to correlate revenue solely to the number of active subscribers, with transactions processed becoming an additional key indicator. During the quarter ended September 30, 2000, we achieved a new high of processing nearly 17 million monthly transactions, compared to approximately 13 million in the quarter ended September 30, 1999 and approximately 16 million in the quarter ended June 30, 2000.

         The operating loss in our Electronic Commerce segment, excluding purchase accounting amortization and in-process research and development, has improved from $5.2 million for the three months ended September 30, 1999 to $4.8 million for the three months ended September 30, 2000. We have seen improvements in efficiency through an increase in our ratio of electronic payments to total payments, which has improved from approximately 52% at September 30, 1999 to over 58% at September 30, 2000. Electronic payments carry a significantly lower variable cost per unit than paper based transactions. From a quality perspective, we invested significantly in fiscal 2000 on a program designed to improve our quality levels to 4.6 Sigma or 99.9% availability to our subscribers. The leverage we have obtained through efficiency and quality improvement has been somewhat offset by operating losses resulting from the recently acquired TransPoint business. As we integrate the TransPoint business and the recently acquired electronic billing and payment assets from Bank of America, we expect near term pressure on our direct margin in this business. For the remainder of fiscal 2001, we are focusing attention on the following four areas within the Electronic Commerce segment:

         o delivery of an increasing number of bills electronically over the Internet;
         o expansion of the number of sites where consumers can receive and pay bills;
         o co-marketing programs designed to bring billers and channel partners together to strengthen incentives and value delivered to consumers; and
         o extension of payment the capabilities of our Genesis infrastructure while continuing to deliver market-leading quality and cost-efficiency.

         We completed our acquisition of TransPoint on September 1, 2000. With this acquisition we became the preferred provider of electronic billing and payment services to customers of Microsoft offered through their MSN and Money Central offerings. The agreement with Microsoft comes with guaranteed revenue of $120 million over a five year period, expected to commence early in the quarter ended March 31, 2001. Additionally, as part of the TransPoint transaction, we received $60 million of guaranteed revenue and/or cost savings opportunities through First Data Corporation, which began in September 2000. Effective October 1, 2000, we completed a strategic agreement with Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its customer base. This 10 year agreement provides annual revenue guarantees of $50 million and Bank of America has agreed to invest $45 million to promote the adoption of electronic billing and payment services by Bank of America's customers. While there are no guarantees as to the timing or extent of accelerated adoption of electronic billing and payment services, we believe that the aforementioned transactions, along with other existing strategic alliances, we are better positioned to maintain our market leadership position throughout the accelerated growth cycle when it occurs.

         Revenue in our Investment Services segment increased by 28%, from $12.3 million for the three months ended September 30, 1999 to $15.7 million for the three months ended September 30, 2000. Growth in this segment is due primarily to an increase in the number of portfolios managed from approximately 767,000 at September 30, 1999 to over 1.0 million at September 30, 2000. Much of the revenue growth has occurred in retail versus institutional accounts that carry a lower unit price. During the quarter ended September 30, 2000, the division released a significantly enhanced version of M-Search, a money manager database system, and APL-ASP, an innovative and flexible new portfolio management services offering for start-up and break away money managers. When combined with the emergence of E-Wrap, or Internet-based Wrap services, which is creating a highly-visible new distribution channel for money managers and brokers, these product enhancements and new distribution channel opportunities should fuel further growth for the Investment Services business.

         Operating income in our Investment Services segment, net of purchase accounting amortization, has increased by 14%, from $3.5 million for the three months ended September 30, 1999 to $4.0 million for the three months ended September 30, 2000. While profitability continues to grow, as indicated above, much of the growth has occurred in retail versus institutional accounts that carry a lower unit price, which in turn places downward pressure on margins as the cost to process this business is not proportionally lower.

         Reported revenue in our Software segment increased by 35%, from $9.0 million for the three months ended September 30, 1999 to $12.1 million for the three months ended September 30, 2000. The growth in revenue is primarily attributable to the acquisition of BlueGill, now operating as CheckFree i-Solutions, as revenue in our other software businesses has declined modestly. The decline in underlying revenue in the Software segment was due primarily to a significant license sale in the quarter ended September 30, 1999, which did not recur in the quarter ended September 30, 2000. We expect revenue from the i-Solutions line of electronic billing software and related services to continue to grow incrementally on a quarter over quarter basis for the remainder of the year.

         The $2.7 million of operating income we earned for the three months ended September 30, 1999 declined to an operating loss of $0.8 million for the three months ended September 30, 2000. As expected, the operations acquired from BlueGill provided downward pressure on operating margins in the quarter ended September 30, 2000 as we continue to invest significantly in this emerging product line. Operating income of the remainder of the software division remained fairly consistent. The electronic billing software product line acquired from BlueGill provides a significant complement to our electronic billing and payment products in our Electronic Commerce segment. Investments in this area are expected to facilitate our efforts to provide high quality billing content, and simplify and accelerate the process of taking bills from paper to electronic.

         The Corporate segment represents charges for legal, human resources, finance and various other unallocated overhead charges. Our Corporate segment incurred operating expenses of $5.5 million, or 8.1% of total revenue for the three months ended September 30, 1999 and expenses of $8.3 million, or 9.1% of total revenue for the three months ended September 30, 2000. In the corporate support area, we have added personnel and implemented a new ERP software suite in support of the continued growth of the Company. With the expansion of the number of our shares outstanding, the cost of our annual report to shareholders has increased. We have added a new building on our corporate campus to house incremental staffing requirements and its incremental cost was $0.5 million. Finally, our corporate communication costs have increased by $0.7 million year over year for various programs.

         The purchase accounting amortization line represents amortization of remaining intangible assets resulting from all of our various acquisitions from 1996 forward. We will separate intangible amortization from our segment results to give investors and interested parties a better understanding of the underlying operating results of our business segments. The total amount of purchase accounting amortization has increased from $2.0 million for the three months ended September 30, 1999 to $47.9 million for the three months ended September 30, 2000 as a result of intangible assets created by the acquisition of BlueGill in April 2000 and TransPoint in September 2000. For comparison purposes, the breakout of purchase accounting amortization by segment is as follows:

                                                           Three months ended
                                                              September 30,
                                                           ------------------
                                                            1999      2000
                                                           ------    -------
                                                             (In thousands)
         Electronic Commerce.............................  $  596    $30,888
         Software........................................     251     15,670
         Investment Services.............................   1,126      1,343
                                                           ------    -------
              Total......................................  $1,973    $47,901
                                                           ======    =======

         In the quarter ended September 30, 2000, we incurred $18.6 million of in-process research and development costs. These costs were incurred as a result of the TransPoint acquisition on September 1, 2000. Please refer to the footnote 3, Acquisitions and Divestitures, included in the Notes to Interim Condensed Consolidated Unaudited Financial Statements attached for a complete description of the in-process research and development charge.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had cash, cash equivalents and investments (short and long term) on hand totaling $313.1 million. Our balance sheet currently reflects working capital of $271.3 million and our current ratio stands at 3.7. We believe that existing cash, cash equivalents, and investments will be more than sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         The following chart summarizes our Consolidated Statement of Cash Flows for the three months ended September 30, 2000.

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                     2000
                                                                 -------------
                                                                 (In thousands)
           Net cash provided by:
              Operating activities .............................   $  6,050
              Investing activities .............................     85,797
              Financing activities .............................      9,998
                                                                   --------
           Net increase in cash and cash equivalents ...........   $101,845
                                                                   ========


         As a result of specific transactions and positive cash flow from operations, we have seen a net increase of $101.8 million in cash and cash equivalents for the three months ended September 30, 2000.

         We generated $6.1 million in cash from operations for the three months ended September 30, 2000. Operating cash flow has been positive in four of the last five quarters. The primary factors impacting operating cash flow are the adjustments for depreciation and amortization totaling $55.7 million, for in-process research and development of $18.6 million and for related deferred income taxes of $(17.7) million, all of which are non-cash expenses resulting from intangible assets obtained in acquisitions and capital assets purchased in support of the expected growth of the business.

         The most significant activity has taken place in investing activities. On September 1, 2000 we completed the acquisition of TransPoint. Per the purchase agreement, we received $97.2 million of cash upon the closing of the deal and net $0.4 million of incurred acquisition expenses against the cash receipt. During the quarter, we purchased $6.2 million of property, equipment and software in support of business growth and we capitalized $1.3 million of software development costs related to the development of new product offerings. Finally we invested a net amount of $3.5 million in held to maturity securities in the quarter.

         We generated $10.0 million in cash from financing activities for the three months ended September 30, 2000. We received $9.4 million in cash from the exercise of warrants held by third parties and we received $1.2 million from the exercise of employee stock options. We also received $1.4 million in cash from payroll withholdings related to our employee stock purchase plan. Finally, we spent $2.0 million on principal payments under capital lease obligations.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" in the Annual Report on Form 10-K for the year ended June 30, 2000 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held a Special Meeting of Stockholders on Friday, September 1, 2000 for the following purpose:

         (1) To consider and vote upon a proposal to approve the issuance of 17,000,000 shares of CheckFree common stock pursuant to a merger agreement whereby the TransPoint business will be acquired by CheckFree and, as a result, will become wholly owned by CheckFree.

         Management's proposal as presented in the proxy statement was approved with the following vote:

         Proposal 1:       Approval of the issuance of 17,000,000 shares of
                           CheckFree common stock pursuant to a merger agreement whereby the TransPoint business will be acquired by CheckFree and, as a result, will become wholly owned by CheckFree.:

                            NUMBER OF SHARES VOTED
         -----------------------------------------------------------
            FOR             AGAINST        ABSTAIN          TOTAL
         ----------         -------        -------        ----------
         31,350,181         509,765         30,357        31,890,303

         Further, we held a Special Meeting of Stockholders on Thursday, September 28, 2000 for the following purpose:

         (1) To consider and vote on a proposal to approve the issuance of 10 million shares of CheckFree common stock, $0.01 par value, and warrants to purchase up to an additional 10 million shares of CheckFree common stock, to Banc of America E-Commerce Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Bank of America, N.A., a Delaware corporation, under a strategic agreement with Bank of America through which CheckFree Services Corporation, our wholly owned subsidiary, will acquire certain of Banc of America E-Commerce's electronic billing and payment assets and we will provide electronic billing and payment services to Bank of America's customers over the next ten years.

         Management's proposal as presented in the proxy statement was approved with the following vote:

         Proposal 1:       Approval of the issuance of 10 million shares of
                           CheckFree common stock, $0.01 par value, and warrants to purchase up to an additional 10 million shares of CheckFree common stock, to Banc of America E-Commerce
                           Holdings, Inc., a Delaware corporation and wholly owned subsidiary of Bank of America, N.A., a Delaware corporation, under a strategic agreement with Bank of America through which CheckFree Services Corporation, our wholly owned subsidiary, will acquire certain of Banc of America E-Commerce's electronic billing and payment assets and we will provide electronic billing and payment services to Bank of America's customers over the next ten years:

                            NUMBER OF SHARES VOTED
         -----------------------------------------------------------
            FOR             AGAINST        ABSTAIN          TOTAL
         ----------         -------        -------        ----------
         40,225,019          51,410         7,861         40,284,290

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

               EXHIBIT NUMBER                    EXHIBIT DESCRIPTION
               --------------                    -------------------

                     27*                Financial Data Schedule.


*        Filed with this report.

         (b)      REPORTS ON FORM 8-K.

         We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2000:

                  (i) A current report on Form 8-K, dated April 28, 2000, was filed with the Securities and Exchange Commission on May 15, 2000 and amended on July 10, 2000 (Items 2 and 7).

                  (ii) A current report on Form 8-K, dated July 12, 2000, was filed with the Securities and Exchange Commission on July 12, 2000 (Item 5 and
7).

                  (iii) A current report on Form 8-K, dated August 2, 2000, was filed with the Securities and Exchange Commission on August 3, 2000 (Items 5 and
7).

                  (iv) A current report on Form 8-K, dated September 1, 2000, was filed with the Securities and Exchange Commission on September 15, 2000 (Items 2 and 7).

                  (v) A current report on Form 8-K, dated September 5, 2000, was filed with the Securities and Exchange Commission on September 5, 2000 (Items 5 and 7).

                  (vi) A current report on Form 8-K, dated September 30, 2000, was filed with the Securities and Exchange Commission on October 3, 2000 (Items 5 and 7).

                  (vii) A current report on Form 8-K, dated October 1, 2000, was filed with the Securities and Exchange Commission on October 2, 2000 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHECKFREE CORPORATION

Date:  November 13, 2000                By:     /s/ David E. Mangum
                                                --------------------------------
                                                David E. Mangum, Executive Vice
                                                President and Chief Financial
                                                Officer* (Principal Financial
                                                Officer)

Date:  November 13, 2000                By:     /s/ Gary A. Luoma, Jr.
                                                --------------------------------
                                                Gary A. Luoma, Jr., Vice
                                                President, Chief Accounting
                                                Officer, and Assistant Secretary
                                                (Principal Accounting Officer)

* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

                              CHECKFREE CORPORATION

                         FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                                         DESCRIPTION
      ------                                         -----------

        27*                                 Financial Data Schedule.

-------

*        Filed with this report.