Form 10-Q
period 2000-12-31
CHECKFREE CORP \GA\
filed 2001-02-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

                                      OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from            to
                               -----------   --------------

                         Commission file number: 0-26802

                              CHECKFREE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     58-2360335
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

             4411 EAST JONES BRIDGE ROAD, NORCROSS, GEORGIA 30092
         (Address of principal executive offices, including zip code)

                                 (678) 375-3000
              (Registrant's telephone number, including area code)

                         CHECKFREE HOLDINGS CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES X    NO
                                                      ----    ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 86,626,706 shares of Common Stock, $.01 par value, were outstanding at February 9, 2001.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           December 31, 2000 and June 30, 2000

                      Condensed Consolidated Statements of                                           4
                           Operations For the Three and Six Months Ended
                           December 31, 1999 and 2000

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Three and Six Months Ended
                           December 31, 1999 and 2000

                      Notes to Interim Condensed Consolidated Unaudited                              6
                           Financial Statements For the Three and Six Months
                           Ended December 31, 1999 and 2000

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                          12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              24

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 24

         Signatures.                                                                                26

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,      DECEMBER 31,
                                                                                2000            2000
                                                                            -----------    -----------
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents ..........................................   $   128,074    $   125,266
     Investments ........................................................        56,548         93,739
     Accounts receivable, net ...........................................        58,308         69,626
     Prepaid expenses and other assets ..................................        12,813          7,105
     Deferred income taxes ..............................................         9,733          8,477
                                                                            -----------    -----------
         Total current assets ...........................................       265,476        304,213
Property and equipment, net .............................................        93,214         97,341
Capitalized software, net ...............................................        37,189        224,679
Intangible assets, net ..................................................       251,280      1,702,959
Investments .............................................................        23,003         62,273
Deferred income taxes ...................................................        29,248           --
Other noncurrent assets .................................................        13,704         10,858
                                                                            -----------    -----------
              Total .....................................................   $   713,114    $ 2,402,323
                                                                            ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...................................................   $    10,158    $    12,935
     Accrued liabilities ................................................        43,958         48,780
     Current portion of long-term obligations ...........................         5,955          4,307
     Deferred revenue ...................................................        26,644         37,750
                                                                            -----------    -----------
         Total current liabilities ......................................        86,715        103,772
Accrued rent and other ..................................................         7,269          5,911
Obligations under capital leases - less current portion .................           736          4,561
Deferred income taxes ...................................................          --          213,352
Convertible subordinated notes ..........................................       172,500        172,500
Stockholders' equity:
     Preferred stock- 15,000,000 and 50,000,000 authorized shares,
         respectively, $0.01 par value; no amounts issued or outstanding           --             --
     Common stock- 150,000,000 and 500,000,000 authorized shares, respectively, $0.01 par value:  issued 63,957,859 and 92,050,164 shares, respectively, outstanding 58,414,035 and 86,506,340
         shares, respectively ...........................................           584            865
     Additional paid-in-capital .........................................       771,892      2,402,286
     Other ..............................................................          (262)          (224)
     Accumulated deficit ................................................      (326,320)      (500,700)
                                                                            -----------    -----------
         Total stockholders' equity .....................................       445,894      1,902,227
                                                                            -----------    -----------
              Total .....................................................   $   713,114    $ 2,402,323
                                                                            ===========    ===========

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                DECEMBER 31,               DECEMBER 31,
                                            -----------------------   ----------------------
                                                1999         2000         1999        2000
                                             ---------    ---------    ---------    ---------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Processing and servicing ...............   $  62,627    $  89,528    $ 120,931    $ 165,687
  License fees ...........................       3,201        7,216        6,197       12,263
  Maintenance fees .......................       4,518        5,660        8,956       10,307
  Other ..................................       2,623        5,317        5,905       10,221
                                             ---------    ---------    ---------    ---------
          Total revenues .................      72,969      107,721      141,989      198,478

 Expenses:
   Cost of processing, servicing and
     support..............................      43,906       66,586       86,899      119,658
   Research and development ..............       8,286       14,023       15,110       27,941
   Sales and marketing ...................       9,909       40,750       18,577       55,054
   General and administrative ............       9,363       12,798       19,287       24,290
   Depreciation and amortization .........       7,780      124,134       14,756      179,868
   In-process research and development ...        --           --           --         18,600
                                             ---------    ---------    ---------    ---------
          Total expenses .................      79,244      258,291      154,629      425,411
                                             ---------    ---------    ---------    ---------
Loss from operations .....................      (6,275)    (150,570)     (12,640)    (226,933)
Interest, net ............................        (102)       1,450          143        1,775
                                             ---------    ---------    ---------    ---------
Loss before income taxes .................      (6,377)    (149,120)     (12,497)    (225,158)
Income tax benefit .......................      (2,408)     (33,098)      (4,592)     (50,778)
                                             ---------    ---------    ---------    ---------
Net loss .................................   $  (3,969)   $(116,022)   $  (7,905)   $(174,380)
                                             =========    =========    =========    =========

BASIC LOSS PER SHARE:
  Net loss per common share ..............   $   (0.08)   $   (1.34)   $   (0.15)   $   (2.32)
                                             =========    =========    =========    =========

  Equivalent number of shares ............      52,200       86,286       52,023       75,104
                                             =========    =========    =========    =========
DILUTED LOSS PER SHARE:
 Net loss per common share ...............   $   (0.08)   $   (1.34)   $   (0.15)   $   (2.32)
                                             =========    =========    =========    =========
 Equivalent number of shares .............      52,200       86,286       52,023       75,104
                                             =========    =========    =========    =========


See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED DECEMBER 31,
                                                                           --------------------------
                                                                             1999          2000
                                                                           ---------    ---------
                                                                                (IN THOUSANDS)

Cash flows from operating activities:
     Net loss ..........................................................     $(7,905)   $(174,380)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
      In-process research and development ..............................        --         18,600
      Depreciation and amortization ....................................      14,756      179,868
      Deferred income tax provision ....................................      (4,592)     (50,778)
      Purchases of investments - Trading ...............................     (10,563)      (8,051)
      Proceeds from maturities and sales of investments, net - Trading .      13,594        7,783
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable ...........................................      (1,120)     (11,318)
         Prepaid expenses and other ....................................        (831)       2,803
         Other noncurrent assets .......................................        (298)       1,180
         Accounts payable ..............................................        (955)       2,776
         Accrued liabilities ...........................................       5,027        6,343
         Deferred revenue ..............................................       5,645        9,855
         Income tax accounts ...........................................           2         (266)
         Accrued rent and other ........................................         538           76
                                                                           ---------    ---------
              Net cash provided by operating activities ................      13,298      (15,509)
Cash flows from investing activities:
     Purchase of property and software .................................     (19,336)     (11,842)
     Capitalization of software development costs ......................      (3,195)      (2,342)
     Cash and cash equivalents from business acquired, net of
       acquisition costs ...............................................        --         96,152
     Capitalization of strategic agreement costs........................        --        (10,114)
     Purchase of investments - held to maturity ........................     (39,568)     (91,583)
     Proceeds from maturities and sales of investments - held to
       maturity ........................................................        --         15,390
                                                                           ---------    ---------
              Net cash used in investing activities ....................     (62,099)      (4,339)
Cash flows from financing activities:
     Principal payments under capital lease obligations ................        (312)      (2,366)
     Proceeds from sale of stock and exercise of warrants ..............      19,233       12,562
     Proceeds from issuance of convertible subordinated notes ..........     166,921         --
     Proceeds from stock options exercised .............................       1,976        4,661
     Proceeds from employee stock purchase plan ........................       1,316        2,183
                                                                           ---------    ---------
              Net cash provided by financing activities ................     189,134       17,040
                                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................     140,333       (2,808)
Cash and cash equivalents:
     Beginning of period ...............................................      12,446      128,074
                                                                           ---------    ---------
     End of period .....................................................   $ 152,779    $ 125,266
                                                                           =========    =========

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000

         1.       INTRODUCTION

                  The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended December 31, 1999 and 2000 are not necessarily indicative of the results for the full year.

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

         2.       EARNINGS PER SHARE

                  The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                   FOR THE SIX MONTHS ENDED
                     -------------------------------------------------------------------------------------
                                  DECEMBER 31, 1999                           DECEMBER 31, 2000
                      -----------------------------------------  -----------------------------------------
                          INCOME      SHARES         PER-SHARE      INCOME        SHARES        PER-SHARE
                        (NUMERATOR) (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT
                         ---------    ---------      ------       ---------      ---------        -------

Basic EPS ............   $  (7,905)      52,023      $(0.15)      $(174,380)        75,104        $(2.32)
                                                     ======                                       ======


Effect of dilutive
securities:
  Options and warrants        --           --                                        --
                         ---------    ---------                   ---------      ---------
Diluted EPS ..........   $  (7,905)      52,023      $(0.15)      $(174,380)        75,104        $(2.32)
                         =========    =========      ======       =========      =========        =======


                                                   FOR THE THREE MONTHS ENDED
                     -------------------------------------------------------------------------------------
                                  DECEMBER 31, 1999                           DECEMBER 31, 2000
                      -----------------------------------------  -----------------------------------------
                          INCOME      SHARES         PER-SHARE      INCOME        SHARES        PER-SHARE
                        (NUMERATOR) (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)     AMOUNT
                         ---------    ---------      ------       ---------      ---------        -------
Basic EPS ............   $  (3,969)      52,200      $(0.08)     $(116,022)         86,286       $(1.34)
                                                     ======                                      ======
Effect of dilutive
securities:
  Options and
    warrants .........        --           --
                         ---------    ---------                   ---------      ---------
Diluted EPS ..........   $  (3,969)      52,200      $(0.08)     $(116,022)         86,286       $(1.34)
                         =========    =========      ======       =========      =========       =======



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

                                             DECEMBER 31, 1999                       DECEMBER 31, 2000
                                    -------------------------------------    ----------------------------------
                                        INCOME               SHARES             INCOME             SHARES
                                      (NUMERATOR)        (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
                                    ----------------    -----------------    -------------     ----------------
       Six Month Period Ended         $       687                5,108       $      4,768            6,824
                                      ===========                =====       ============            =====
       Three Month Period Ended       $       687                6,381       $      2,353            6,924
                                      ===========                =====       ============            =====

3.       ACQUISITIONS AND DIVESTITURES

     On September 1, 2000, the Company acquired MSFDC, L.L.C. (TransPoint) for a total of $1.4 billion, consisting of 17,000,000 shares of common stock valued at $1.4 billion and $2 million of acquisition costs. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The values ascribed to acquired intangible assets and their respective useful lives are as follows:

                                                 Asset           Useful
                  Intangible Asset               Value            Life
           -------------------------------    -------------     ---------
                                             (In thousands)
           Goodwill........................   $    780,545         5
           Strategic agreements............        495,000         5
           Existing technology.............        209,300         3
           Customer list...................         29,000         3
           Tradename.......................         28,300         1


         Amortization of intangible assets is on a straightline basis over the assets' respective useful life. TransPoint's operations are included in the condensed consolidated statement of operations from the date of acquisition.

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

         BIS/Communications Technology. The Biller Integration System ("BIS") is provided to the biller to run on-site and supplies the web-hosting for the biller. The BIS help implement the templates and develop the look and feel for marketing components. The BIS also includes automation interfaces, EI interfaces, and the console. The following features of the BIS / Communications technology are under development:

     - remote access or the Remote BIS Console, which will allow Biller operators and administrators to perform selected gateway operations from remote machines using a Web-based interface to the BIS;

     - international enhancements, which are fixes to the BIS system to correct incompatibilities with international currency and date settings; and

     - platform updates that will support installation of the BIS gateway on the Windows 2000 Server platform.

         Service Center Technology. The Service Center connects the TransPoint servers to the BIS on the biller site, the automated clearinghouse, other third-party servers, and the individual consumer. The Service Center includes the database and operational functions as well. The following features of the Service Center are under development:

     - E-mail notification currently uses an internal Microsoft server. The system is being modified to incorporate the industry standard allowing the use of any server environment to send data over the Internet. In addition, service-generated e-mail messages will be in HTML format (rather than plain text) for a richer customer experience.

     - SysAdmiral upgrade, in which the installation scripts for the service center are being upgraded to support the latest version of SysAdmiral.

         Delivery Applications. The Delivery Applications generate the actual web pages through its user interface. This technology creates not only the TransPoint consumer site, but also the operations, corporate, and support sites. The following features of the Delivery Applications are under development:

     - Passport Integration / Authorization, in which the security and authentication systems of the TransPoint service will be modified to use Microsoft Passport for user authentication. In addition, the user interface will be modified to allow migration of existing user accounts to Microsoft Passport.

     - User Registration Improvement, in which consumer registration is being modified significantly, with the goal of retaining new consumers. Changes include sending consumers to the Microsoft Passport Web site to obtain a Passport account, and condensing the number of screens in registration. In addition, new consumers are permitted greater access to the system and features as they await identity and payment account verification.

     - Recurring Payments, whereby consumers will now be able to set up automatic "pay anyone" payments recurring at set intervals, and automatic rules-based handling of electronic bills by payee.

     - Batch Enabling, whereby biller operators and administrators will now be able to enable statement batches directly from the TransPoint Operations site. A new "Enable Batch" button will be added to the Preview Statements screen on the TransPoint Operations site.

     - Reporting Upgrades, in which a variety of user-interface upgrades are underway to improve performance of the reporting subsystem, improve the reporting content available to billers, and increase the overall reliability of the TransPoint system.

     - Payment Center User Interface Improvements, which includes a variety of user interface improvements to fix minor UI issues, enhance accessibility options, and improve overall site usability.

         Payment / Interface. The Payment Interface technology connects the Service Center to the ACH, Original Depository Financial Institutions, and other third-party servers as well as processing all payment and settlement information. The following features of the Payment / Interface technology are under development:

     - Microsoft Money Download, in which this feature is being rearchitected and reimplemented in its entirety to correct incompatibilities between the existing Microsoft Money download feature and the newest version of Microsoft Money.

     - Credit Card Payments, which provides code that allows the TransPoint system to support the use of credit cards for payment settlement.

         There are risks and uncertainties associated with the completion of these in-process technologies. These risks include:

     -    Not Technologically Feasible.

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

     -    No Alternative Future Use.

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

                  If the TransPoint project underway fails, there will be very limited life to the existing product because the continuing pace of technological developments in the marketplace will have rendered them non-competitive. In the event of a failure, the technology acquired, as embodied in either current or in-process products, will have no alternative use and would be written off as a loss by the Company.

         The following table represents information regarding the status of the various in-process research and development projects acquired:

                                            Estimated                              Expected
                                             Stage of            Estimated          Cost to
                                            Completion        Completion Date      Complete    Valuation
                                          ---------------     ----------------     ----------  ----------
                                                                                       (In thousands)
BIS / Communications.................          80%             October, 2000          $ 100      $1,200
Service Center.......................          80%             October, 2000            121       5,900
Delivery Applications................          80%             October, 2000            396       9,500
Payment / Interface..................          80%             October, 2000            100       2,000
                                                                                      -----    --------
      Total..........................                                                 $ 717    $ 18,600
                                                                                      =====    ========


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

     -    the contribution of existing technologies and applications.

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

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999, and excludes the write-off of purchased research and development of $18.6 million (in thousands, except per share data):

                                                  Six Months             Six Months
                                                     Ended                  Ended
                                               December 31, 1999      December 31, 2000
                                              ------------------     ------------------
Revenues ................................       $       141,989         $       198,487
                                                ===============         ===============

Net Income ..............................       $      (166,882)        $      (217,019)
                                                ===============         ===============
Basic earnings per share:
   Net loss per common share ............       $         (2.42)        $         (2.68)
                                                ===============         ===============
   Equivalent number of shares ..........                69,023                  80,925
                                                ===============         ===============
Diluted earnings per share:
   Net loss per common share ............       $         (2.42)        $         (2.68)
                                                ===============         ===============
   Equivalent number of shares ..........                69,023                  80,925
                                                ===============         ===============

4.       STRATEGIC AGREEMENT

         Effective October 1, 2000, the Company completed the previously announced 10-year strategic agreement with Bank of America ("BofA"), whereby the Company acquired the electronic billing and payment assets of BofA and will provide electronic billing and payment services to BofA's customer base in exchange for 10 million shares of the Company's common stock valued at approximately $253 million and $35 million of cash. The agreement provides for a revenue guarantee of $500 million to the Company over the next 10 years. BofA has the ability to earn warrants on up to 10 million additional shares, eight million of which vest incrementally upon achievement of specific levels of subscriber adoption of electronic billing and payment services and separately, and the other two million upon achievement of specific levels of electronic bills presented to those subscribers. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $32.50 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time. Of the cash portion of the purchase price, $25 million is to be invested into a joint marketing development fund designed to accelerate adoption of electronic billing and payment services through BofA's customer base, and the Company included a charge for the full $25 million in the quarter ended December 31, 2000.

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

         During the six months ended December 31, 2000, the Company received notification of and payment for the exercise of warrants for 600,000 shares of the Company's common stock at an exercise price of $20.9375.

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

         On November 1, 2000, the Company's stockholders approved an increase in the number of authorized shares of the Company from 165,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, $.01 pare value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. Additionally, the Company's stockholders approved an increase in the number of shares of the Company's common stock issuable upon exercise of stock options under the 1995 Stock Option Plan from 8,000,000 shares to 12,000,000 shares.

6.       GUARANTOR FINANCIAL INFORMATION

         CheckFree Management Corporation is a guarantor of the Company's $172.5 million convertible subordinated notes that were issued in November 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of December 31, 2000, the Company and its subsidiaries own approximately 89% of CheckFree Management Corporation. In previous quarters, due to the relative value of the total assets of CheckFree Management Corporation to the total consolidated assets of the Company, we were required to provide separate financial statements for and disclose certain financial information about CheckFree Management Corporation. As of December 31, 2000, the assets of CheckFree Management Corporation represent less than 2% of the total consolidated assets of the Company, and therefore, separate financial statements and financial disclosures are no longer required.

7.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   Six Months           Six Months
                                                      Ended                Ended
                                                December 31, 1999    December 31, 2000
                                                -----------------    -----------------
Interest paid ................................    $           58      $     6,271
                                                  ==============      ===========
Income taxes paid (received) .................    $          209      $    (1,455)
                                                  ==============      ===========
Capital lease additions and purchases
   other long term assets ....................    $        1,753      $     4,898
                                                  ==============      ===========
Stock funding of 401(k) match ................    $        1,059      $     2,484
                                                  ==============      ===========
Purchase price of business acquisitions ......    $         --        $(1,352,094)

Less:  issuance of common stock pursuant
    to acquisitions ..........................              --          1,350,083

Cash acquired in acquisition .................              --             97,200

Acquisition costs paid in prior
  period .....................................              --                965
                                                  --------------      -----------
         Net cash received ...................    $         --        $    96,154
                                                  ==============      ===========

8.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         We currently provide electronic billing and payment services for just over 4.4 million consumers as of December 31, 2000. Our services reach hundreds of sources, either directly or through reseller relationships, including:

     -    9 of the 10 largest U.S. banks;

     -    8 of the top 10 U.S. brokerage firms;

     -    Internet portals;

     -    Internet-based banks;

     -    Internet financial sites like Quicken.com; and

     -    personal financial management software like Quicken and Microsoft
          Money.

         We have developed contracts with over 1,100 merchants nationwide that allows us to remit over 60% of all of our bill payments electronically. We processed an all time high of over 18 million monthly transactions during the quarter ended December 31, 2000 and, for the year ended June 30, 2000, we processed nearly 170 million transactions.

         In March 1997, we introduced electronic billing -"E-Bill"-- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. Through December 31, 2000, we have 144 billers in production and are now delivering over 210,000 electronic bills monthly.

         When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically, otherwise, it will be sent by check. If the results are not favorable, the remittance will be sent to the merchant by a draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number is printed on the face of the check. In addition, our processing system provides the ability to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to over 60% by December 2000.

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


Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to over one million, totaling over $500 billion in assets under management.

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

         Effective on October 1, 2000, we completed the strategic agreement we entered into with Bank of America on April 27, 2000, which was accompanied by us acquiring certain of Bank of America's electronic billing and payment assets.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                        1999          2000              1999          2000
                                                     ----------    ----------        ----------    ----------
Total Revenues:                                         100.0%        100.0%            100.0%        100.0%

Expenses:
   Cost of processing, servicing and support             60.2%         61.8%             61.2%         60.3%
   Research and development                              11.3%         13.0%             10.6%         14.1%
   Sales and marketing                                   13.6%         37.8%             13.1%         27.7%
   General and administrative                            12.8%         11.9%             13.6%         12.2%
   Depreciation and amortization                         10.7%        115.2%             10.4%         90.6%
   In-process research and development                     --            --                --           9.4%
                                                     ----------    ----------        ----------    ----------
          Total expenses                                108.6%        239.8%            108.9%        214.3%
                                                     ----------    ----------        ----------    ----------

Loss from operations                                     -8.6%       -139.8%             -8.9%       -114.3%

Interest, net                                            -0.1%          1.3%              0.1%          0.9%
                                                     ----------    ----------        ----------    ----------

Loss before income taxes                                 -8.7%       -138.4%             -8.8%       -113.4%

Income tax benefit                                       -3.3%        -30.7%             -3.2%        -25.6%
                                                     ----------    ----------        ----------    ----------

Net income (loss)                                        -5.4%       -107.7%             -5.6%        -87.8%
                                                     ==========    ==========        ==========    ==========

         REVENUES. Reported revenue increased by $34.7 million or 48%, from $73.0 million for the three months ended December 31, 1999 to $107.7 million for the three months ended December 31, 2000 and by $56.5 million or 40%, from $142.0 million for the six months ended December 31, 1999 to $198.5 million for the six months ended December 31, 2000. After adjusting for the combined new revenue attributable to the acquisitions of BlueGill in April 2000 and TransPoint in September 2000, and the incremental revenue attributable to the strategic agreement with Bank of America in October 2000, underlying revenue increased by nearly 30% from the three months ended December 31, 1999 to the three months ended December 31, 2000 and by approximately 30% for the six months ended December 31, 1999 to the six months ended December 31, 2000. The growth in underlying revenue on a quarter over quarter basis is driven primarily by underlying growth of nearly 30% in our Electronic Commerce business and our Investment Services business, and modest growth in our Software business. The growth in underlying revenue on a year over year basis is driven by underlying growth of nearly 30% in our Electronic Commerce business, and our Investment Services business and modest growth in our Software business. Growth in underlying Electronic Commerce revenue is driven primarily by an increase in subscribers from approximately 3.0 million at December 31, 1999 to over 4.4 million at December 31, 2000. It should be noted that approximately 0.3 million of the 4.4 million subscribers at December 31, 2000 were added as a direct result of the strategic alliance with Bank of America effective in October 2000. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 820,000 at December 31, 1999 to over one million at December 31, 2000. Refer to SEGMENT INFORMATION later in this commentary for further information on the results of our three business segments.

         Reported processing and servicing revenue increased by 43%, from $62.6 million for the three months ended December 31, 1999 to $89.5 million for the three months ended December 31, 2000, and by 37%, from $120.9 million for the six months ended December 31, 1999 to $165.7 million for the six months ended December 31, 2000. Our acquisition of TransPoint in September 2000 includes a minimum quarterly revenue guarantee over a five year period and our strategic alliance with Bank of America in October 2000 includes minimum quarterly revenue guarantee over a ten year period. In both cases, actual subscriber revenue is currently well below minimums, and as a result, overall subscriber based revenue growth will not correlate as closely to the growth in the number of subscribers until Bank of America subscribers and TransPoint related subscribers generate sufficient revenue to exceed the quarterly minimums. After adjusting for new revenue of approximately $1.5 million attributable to our acquisition of TransPoint and incremental revenue of approximately $8.5 million attributable to our strategic alliance with Bank of America, our underlying processing and servicing revenue increased by nearly 30% from the three months ended December 31, 1999 to the three months ended December 31, 2000, and also from the six months ended December 31, 1999 to the six months ended December 31, 2000. Underlying growth in processing and servicing revenue on a quarter over quarter basis is the result of over 25% growth in underlying Electronic Commerce revenue and nearly 30% growth in Investment Services revenue. Growth on a year over year basis is the result of nearly 30% growth in both underlying Electronic Commerce revenue Investment Services revenue. Growth in Investment Services revenue is driven primarily by the previously mentioned increase in portfolios managed. Growth in underlying Electronic Commerce revenue is driven primarily by the previously mentioned increase in subscribers. Additionally, we now have 144 billers in production that presented over 210,000 electronic bills in the month ended December 31, 2000, which has increased significantly from over 38,000 electronic bills presented in the same period of last year. During the quarter ended December 31, 2000, we achieved a new high of processing approximately 18 million monthly transactions, compared to approximately 14 million in the quarter ended December 31, 1999, and nearly 17 million in the quarter ended September 30, 2000. As mentioned in previous reports, we are now offering a transaction based pricing model for our largest customers and, as a result, it will become increasingly more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional indicator.

         Reported license fee revenue increased by 125%, from $3.2 million for the three months ended December 31, 1999 to $7.2 million for the three months ended December 31, 2000, and by 98%, from $6.2 million for the six months ended December 31, 1999 to $12.3 million for the six months ended December 31, 2000. The growth in quarter over quarter and year over year license fee revenue is primarily attributable to expected new revenue resulting from the acquisition of BlueGill in April 2000. As previously mentioned, we enjoyed modest growth in license revenue from our more mature software product lines.

         Reported maintenance fee revenue increased by 25%, from $4.5 million for the three months ended December 31, 1999 to $5.7 million for the three months ended December 31, 2000, and by 15%, from $9.0 million for the six months ended December 31, 1999 to $10.2 million for the six months ended December 31, 2000. We have enjoyed modest increases in maintenance revenue as a result of our acquisition of BlueGill. This line of billing software, however, is very new and our related maintenance revenue is just now starting to grow as customers complete their initial maintenance period and we establish a renewal maintenance base. Additionally, since last year, we modified our maintenance revenue recognition policy. Although we will continue to recognize maintenance ratably over the related service period, we now delay the onset of revenue recognition until cash is actually received. This change caused an unusual decline in maintenance revenue in the quarter ended September 30, 2000. We caught up this unusual shortfall in the quarter ended December 31, 2000, as the timing of cash receipts on first quarter billings shifted into the second quarter. As a result, given that we continue to enjoy retention rates on our core customer base in the mid to high 80% range, we expect the year to date increase of 15% to be more indicative of future performance than the unusual growth of 25% for the current quarter.

         Reported other revenue, consisting mostly of consulting fees, increased by 103%, from $2.6 million for the three months ended December 31, 1999 to $5.3 million for the three months ended December 31, 2000, and by 73%, from $5.9 million for the six months ended December 31, 1999 to $10.2 million for the six months ended December 31, 2000. The growth in other revenue is driven primarily by increased consulting fees resulting from the BlueGill acquisition, as well as increases related to biller implementations in our Electronic Commerce business. In the quarter ended December 31, 2000, we increased the number of billers in production by seven and for the six months ended December 31, 2000 we increased billers in production by 21 (net of 30 new billers added via the TransPoint acquisition), versus 22 in the quarter ended December 31, 1999 and 33 in the six month period ended December 31, 1999. We recognize revenue on a cash basis for biller implementations and therefore revenue recognition could lag behind production statistics by 60 to 90 days. As a result, given that we brought only seven billers into production in the quarter ended December 31, 2000, we would expect a related decrease in biller implementation revenue in the coming quarter. While management focus was diverted from biller implementations in favor of new software sales during the quarter, we have taken necessary steps to refocus attention toward billers on a going forward basis.

         COST OF PROCESSING, SERVICING AND SUPPORT. Our cost of processing, servicing and support was $43.9 million, or 60.2% of total revenue for the three months ended December 31, 1999 and $66.6 million, or 61.8% of total revenue for the three months ended December 31, 2000. Cost of processing, servicing and support was $86.9 million, or 61.2% of total revenue for the six months ended December 31, 1999 and $119.7 million, or 60.3% of total revenue for the six months ended December 31, 2000. Cost of processing, servicing and support as a percentage of servicing only revenue (total revenue less license fees) was 62.9% for the three months ended December 31, 1999 and 66.3% for three months ended December 31, 2000, and was 64.0% for the six months ended December 31, 1999 and 64.3% for the six months ended December 31, 2000. As previously mentioned, we acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we have supported two billing and payment processing platforms for one month of the quarter ended September 30, 2000 and three billing and payment processing platforms for the full quarter ended December 31, 2000. Although expected, this resulted in a significant increase in our cost of processing for the quarter ended December 31, 2000, and somewhat less of an increase on a percentage basis for the six month period ended December 31, 2000. We are in the process of converting TransPoint and Bank of America subscribers and billers from their respective processing platforms to our Genesis platform, and we expect the conversion process to take until the summer of 2001 to complete. Between now and then we will continue to experience higher incremental processing costs, but at a decreasing rate, as incremental conversions are completed. Somewhat masked by the significant added costs are underlying improvements in efficiency and processing quality. From an efficiency perspective, our ratio of electronic payments to total payments has improved from approximately 54% at December 31, 1999 to over 60% as of December 31, 2000. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a customer claim. From a quality perspective, we have achieved our goal of 4.6 Sigma, or 99.9% processing availability to our subscribers.

         RESEARCH AND DEVELOPMENT. Our research and development costs were $8.3 million, or 11.3% of total revenue for the three months ended December 31, 1999 and $14.0 million, or 13.0% of total revenue for the three months ended December 31, 2000. Research and development costs were $15.1 million, or 10.6% of total revenue for the six months ended December 31, 1999 and $27.9 million, or 14.1% of total revenue for the six months ended December 31, 2000. Over this period, we have capitalized development costs of $1.3 million for the three months ended December 31, 1999, of $1.0 for the three months ended December 31, 2000, of $3.2 million for the six months ended December 31, 1999, and of $2.3 million for the six months ended December 31, 2000. Therefore, on a gross basis our research and development costs were $9.6 million, or 13.1% of total revenue for the three months ended December 31, 1999 and $18.3 million, or 17.0% of total revenue for the three months ended December 31,

2000 and were $15.0 million, or 11.0% of total revenue for the six months ended December 31, 1999 and $30.2 million, or 15.2% of total revenue for the six months ended December 31, 2000. As a result of the acquisition of BlueGill, we added a large number of software developers and we continue to invest heavily in the build out of our i-Solutions electronic billing product line. In addition to continued improvement of our Genesis processing platform in our Electronic Commerce business we are investing in an integrated person to person payments solution, as well as other next generation payment solutions designed to run on the Genesis platform. Overall, we continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities.

         SALES AND MARKETING. Sales and marketing costs were $9.9 million, or 13.6% of total revenue for the three months ended December 31, 1999 and $40.8 million, or 37.8% of total revenue for the three months ended December 31, 2000. Sales and marketing costs were $18.6 million, or 13.1% of total revenue for the six months ended December 31, 1999 and $55.1 million, or 27.7% of total revenue for the six months ended December 31, 2000. The terms of our strategic alliance agreement with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we have no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Net of this one time charge, sales and marketing costs were $16.8 million, or 15.6% of total revenue for the three months ended December 31, 2000 and were $30.1 million, or 15.2% of total revenue for the six months ended December 31, 2000. The increase in quarter over quarter and year over year sales and marketing expenses are primarily the result of increased sales and marketing staff resulting from both the BlueGill and TransPoint acquisitions, costs associated with the launch of the new i-Solutions product line and further investments in our core marketing and communications areas in support of the continued growth of the business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.4 million, or 12.8% of total revenue for the three months ended December 31, 1999 and $12.8 million, or 11.9% of total revenue for the three months ended December 31, 2000. General and administrative expenses were $19.3 million or 13.6% of total revenue for the six months ended December 31, 1999 and $24.3 million or 12.2% of total revenue for the six months ended December 31, 2000. We have incurred additional general and administrative expenses such as facility and administrative staff expenses resulting from the BlueGill and TransPoint acquisitions and the Bank of America strategic alliance. We have also increased administrative staff in order to support the continued growth in our business. Our overall general and administrative expenses as a percentage of revenues, however, continue to decline due to the inherent leverage in our existing business model.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased from $7.8 million for the three months ended December 31, 1999 to $124.1 million for the three months ended December 31, 2000, and from $14.8 million for the six months ended December 31, 1999 to $179.9 million for the six months ended December 31, 2000. The significant increase in quarter over quarter and year over year depreciation and amortization is the direct result of amortization of intangible assets from the acquisitions of BlueGill and TransPoint, and the purchase of the electronic billing and payment assets from Bank of America. Net of intangible asset amortization from all acquisitions, our depreciation costs related solely to fixed assets increased from $5.8 million for the three months ended December 31, 1999 to $8.5 million for the three months ended December 31, 2000, and from $10.8 million for the six months ended December 31, 1999 to $16.3 million for the six months ended December 31, 2000. The quarter over quarter and year over year increase in fixed asset depreciation is the result of increasing capital expenditures for data processing equipment and related software, and new and improved facilities in support of the continued growth of the business.

         IN-PROCESS RESEARCH AND DEVELOPMENT. In the quarter ended September 30, 2000, we incurred $18.6 million of in-process research and development costs. These costs were incurred as a result of the TransPoint acquisition. Please refer to footnote 3, Acquisitions and Divestitures, included in the Notes to Interim Condensed Consolidated Unaudited Financial Statements attached for a complete description of the in-process research and development charge.

         INTEREST. Net interest has increased from $(0.1) million for the three months ended December 31, 1999 to $1.5 million for the three months ended December 31, 2000, and has increased from $0.1 million for the six months ended December 31, 1999 to $1.8 million for the six months ended December 31, 2000. Net interest is composed of interest income, offset by interest expense. Interest income has increased from $1.2 million for the three months ended December 31, 1999 to $4.7 million for the three months ended December 31, 2000, and has increased from $1.4 million for the six months ended December 31, 1999 to $8.4 million for the six months ended December 31, 2000. Although we have experienced a marginal increase in the average yield on our investments, the increase in quarter over quarter and year over year interest income is due primarily to an increase in average cash and invested assets from $109.4 million for the three months ended December 31, 1999 to $297.2 for the quarter ended December 31, 2000, and from $113.0 million for the six months ended December 31, 1999 to $244.5 million for the six months ended December 31, 2000. While we experience overall fluctuations in cash and invested asset balances on an ongoing basis, in September 2000 we received approximately $97.2 million in cash as part of the TransPoint acquisition and in October 2000 we used $35.0 million in cash in connection with our asset purchase agreement with Bank of America. The timing of these two significant transactions will skew the year to date average cash and invested asset balance at December 31, 2000 and appear to result in higher investment yields than actually earned. In November of 1999, we received approximately $166.9 million in net proceeds from the issuance of $172.5 million of 6.5% subordinated convertible notes. The timing of this cash receipt will skew the quarter to date and year to date average invested assets at December 31, 1999 as well. Interest expense has increased from $1.3 million for the three months ended December 31, 1999 to $3.3 million for the three months ended December 31, 2000 and from $1.3 million for the six months ended December 31, 1999 to $6.7 million for the six months ended December 31, 2000. The increase in both quarter over quarter and year over year interest expense is due primarily to the $172.5 million of 6.5% subordinated convertible notes we issued in November 1999, which created slightly over one month of interest expense in the quarter and year to date results as of December 31, 1999, and a full three and six months of interest expense in the quarter and year to date results as of December 31, 2000.

         INCOME TAXES. We recorded an income tax benefit of $2.4 million at an effective rate of 38% for the three months ended December 31, 1999, and an income tax benefit of $33.1 million at an effective rate of 22% for the three months ended December 31, 2000. We recorded an income tax benefit of $4.6 million at an effective rate of 37% for the six months ended December 31, 1999, and an income tax benefit of $50.8 million at an effective rate of 23% for the six months ended December 31, 2000. The reported effective rates differ from the blended statutory rate of 40% in all periods due to certain non-deductible goodwill, in-process research and development and other non-deductible expenses offset somewhat by jobs credits and tax exempt interest income.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                           DECEMBER 31,               DECEMBER 31,
                                       ----------------------    ----------------------
                                          1999        2000         1999         2000
                                       ---------    ---------    ---------    ---------
 OPERATING REVENUE:
 Electronic Commerce ...............   $  50,703    $  74,405    $  98,484    $ 137,363
 Software ..........................       9,076       16,302       18,060       28,446
 Investment Services ...............      13,190       17,014       25,445       32,669
                                       ---------    ---------    ---------    ---------
       Total Operating Revenue .....   $  72,969    $ 107,721    $ 141,989    $ 198,478
                                       =========    =========    =========    =========

 OPERATING INCOME (LOSS):
 Electronic Commerce ...............   $  (4,464)   $  (6,253)   $  (9,618)   $ (11,039)
 Software ..........................       2,534        1,244        5,268          429
 Investment Services ...............       4,203        4,022        7,694        8,021
 Corporate .........................      (6,578)      (8,936)     (12,041)     (17,196)
 Purchase accounting amortization ..      (1,970)    (115,647)      (3,943)    (163,548)
 One time marketing charge .........        --        (25,000)        --        (25,000)
 In-process research and development        --           --           --        (18,600)
                                       ---------    ---------    ---------    ---------
       Total Operating Loss ........   $  (6,275)   $(150,570)   $ (12,640)   $(226,933)
                                       =========    =========    =========    =========

         In order to provide a meaningful analysis of the underlying performance of our business segments, for all periods presented we have separated the effect of intangible asset amortization, in-process research and development costs and significant one-time charges related to our various business and asset acquisitions.

         Revenue in our Electronic Commerce business increased by 47%, from $50.7 million for the three months ended December 31, 1999 to $74.4 million for the three months ended December 31, 2000, and increased by 39%, from $98.5 million for the six months ended December 31, 1999 to $137.4 million for the six months ended December 31, 2000. Net of the incremental revenue provided from TransPoint and Bank of America as described below, the primary reason for the increase in revenue was an increase in subscribers from approximately 3.0 million at December 31, 1999 to over 4.4 million at December 31, 2000.

         We completed our acquisition of TransPoint in September 2000 and with this acquisition, became the preferred provider of electronic billing and payment services to customers of Microsoft offered through their MSN and Money Central offerings. The agreement with Microsoft comes with guaranteed revenue of $120 million over a five year period, which will commence early in the quarter ended March 31, 2001. Additionally, as part of the TransPoint transaction, we received $60 million of guaranteed revenue and/or cost savings opportunities through First Data Corporation, which began in September 2000. Effective October 1, 2000, we completed a strategic agreement with Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its customer base. This ten year agreement provides annual revenue guarantees of $50 million and Bank of America has agreed to invest $45 million over the next two years to promote the adoption of electronic billing and payment services by Bank of America's customers. We had been processing certain transactions for Bank of America before the strategic alliance was completed and, therefore, the $50 million annual revenue guarantee ($12.5 million on a quarterly basis) should not be considered entirely incremental to our ongoing revenue. We did, however, add 300,000 incremental new subscribers to our subscriber base upon completion of the agreement. In both cases, actual subscriber revenue is well below minimums for now, and as a result, overall subscriber based revenue growth will not correlate as closely to the growth in the number of subscribers until Bank of America and Microsoft subscribers generate sufficient revenue to exceed the quarterly minimums.

         To date, we have signed 192 billers to our E-Bill electronic billing product offering. Combined with the 30 net new billers we assumed with the TransPoint acquisition, this brings our biller total to 222. We now have 144 billers in production that delivered over 210,000 electronic bills in the month ended December 31, 2000. There are currently 39 billers actively engaged in the implementation process. Our acquisition of BlueGill is expected to facilitate our efforts to provide quality billing content, and by simplifying and accelerating the process of taking bills from paper to electronic. We believe that a complete, integrated round trip electronic billing and payment experience for an average of four to ten bills per customer per month is an important factor in driving subscriber growth. When combined with a transaction based pricing model available to our largest customers, it will become increasingly more difficult to correlate revenue solely to the number of active subscribers, with transactions processed becoming an additional key indicator. During the quarter ended December 31, 2000, we achieved a new high of processing over 18 million monthly transactions, compared to approximately 14 million in the quarter ended December 31, 1999 and nearly 17 million in the quarter ended September 30, 2000.

         The operating loss in our Electronic Commerce segment, excluding purchase accounting amortization, a one time marketing charge of $25 million, and in-process research and development, has declined from $4.5 million for the three months ended December 31, 1999 to $6.3 million for the three months ended December 31, 2000, and from $9.6 million for the six month period ended December 31, 1999 to $11.0 million for the six months ended December 31, 2000. As a result of the TransPoint acquisition and the purchase of Bank of America's electronic billing and payment assets, we have supported two billing and payment processing platforms for one month of the quarter ended September 30, 2000, and three billing and payment processing platforms for the full quarter ended December 31, 2000. Although expected, this has resulted in a significant increase in our cost of processing for the quarter ended December 31, 2000 and somewhat less of an increase for the six month period ended December 31, 2000. We are in the process of converting TransPoint and Bank of America subscribers and billers from their respective processing platforms to our Genesis platform, and we expect the conversion process to take until the summer of 2001 to complete. Between now and then, we will continue to experience higher incremental processing costs, but at a decreasing rate, as incremental conversions are completed. We have also incurred additional sales and marketing and general and administrative costs from these two transactions. Somewhat masked by the significant added costs are underlying improvements in efficiency and processing quality. From an efficiency perspective, our ratio of electronic payments to total payments has improved from approximately 54% at December 31, 1999 to over

60% as of December 31, 2000. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a customer claim. From a quality perspective, we have achieved our goal of 4.6 Sigma, or 99.9% processing availability to our subscribers. For the remainder of fiscal 2001, we are focusing attention on the following four areas within our Electronic Commerce business:

     - delivery of an increasing number of bills electronically over the Internet;
     - extension of the payment capabilities of our Genesis infrastructure while continuing to deliver market-leading quality and cost efficiency;
     - co-marketing programs designed to bring billers and channel partners together to strengthen incentives and value delivered to consumers; and
     - expansion of the number of sites where consumers can receive and pay bills.

         While there are no guarantees as to the timing or extent of accelerated adoption of electronic billing and payment services, we believe that with our recent transactions with BlueGill, TransPoint and Bank of America, along with other previously described strategic alliances, we are better positioned to maintain our market leadership position throughout the accelerated growth cycle when it occurs.

         Revenue in our Investment Services business has increased by 29%, from $13.2 million for the three months ended December 31, 1999 to $17.0 million for the three months ended December 31, 2000, and increased by 28%, from $25.4 million for the six months ended December 31, 1999 to $32.7 million for the six months ended December 31, 2000. Growth in this business is due primarily to an increase in portfolios managed from approximately 820,000 at December 31, 1999 to over one million at December 31, 2000. Much of the revenue growth has occurred in retail versus institutional accounts that carry a lower unit price. During the six month period ended December 31, 2000, the division released a significantly enhanced version of M-Search, a money manager database system, and APL-ASP, an innovative and flexible new portfolio management services offering for start-up and break away money managers. When combined with the emergence of E-Wrap, or Internet-based wrap services, which is creating a highly visible new distribution channel for money managers and brokers, these product enhancements and new distribution channel opportunities should fuel further growth for our Investment Services business.

         Operating income in our Investment Services segment, net of purchase accounting amortization, declined slightly from $4.2 million for the three months ended December 31, 1999 to $4.0 million for the three months ended December 31, 2000, and increased by 4%, from $7.7 million for the six months ended December 31, 1999 to $8.0 million for the six months ended December 31, 2000. As indicated above, much of our revenue growth has occurred in retail versus institutional accounts that carry a lower unit price, which in turn places downward pressure on margins as the cost to process this business is not proportionally lower. Additionally, in the three month period ended December 31, 2000, we incurred certain investment expenses, the timing of which caused a temporary drop in our operating margin. However, we expect our margin to approach its historic rate by the end of the fiscal year.

         Revenue in our Software segment increased by 80%, from $9.1 million for the three months ended December 31, 1999 to $16.3 million for the three months ended December 31, 2000, and increased by 57%, from $18.1 million for the six months ended December 31, 1999 to $28.4 million for the six months ended December 31, 2000. The growth in Software revenue is primarily attributable to the acquisition of BlueGill, now operating as CheckFree i-Solutions, as revenue in our other software businesses has increased only modestly on a year over year basis. We expect revenue from the i-Solutions line of electronic billing software and related services to continue to grow sequentially on a quarterly basis for the remainder of the year.

         Operating income in our Software segment declined from $2.5 million for the three months ended December 31, 1999 to $1.2 million for the three months ended December 31, 2000, and declined from $5.3 million for the six months ended December 31, 1999 to $0.4 million for the six months ended December 31, 2000. As expected, the operations acquired from BlueGill provided downward pressure on operating margins throughout fiscal 2001, as we continue to invest significantly in this emerging product line. The electronic billing software product line acquired from BlueGill provides a significant compliment to our electronic billing and payment products within our Electronic Commerce segment. Investments in this area are expected to facilitate our efforts to provide high quality billing content, and simplify and accelerate the process of taking bills from paper to electronic.

         Our Corporate segment represents charges for legal, human resources, finance and various other unallocated overhead expenses. Our Corporate segment incurred operating expenses of $6.6 million, or 9.0% of total revenue for the three months ended December 31, 1999, and operating expenses of $8.9 million, or 8.3% of total revenue for the three months ended December 31, 2000. Corporate incurred operating expenses of $12.0 million, or 8.5% of total revenue for the six months ended December 31, 1999 and operating expenses of $17.2 million, or 8.7% of total revenue for the six months ended December 31, 2000. Although we continue to add corporate resources in support of the growth of the business, our overhead costs as a percentage of revenue have started to decline, reflecting leverage inherent in our business model.

         The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has increased from $2.0 million for the three months ended December 31, 1999 to $115.6 million for the three months ended December 31, 2000 and has increased from $3.9 million for the six months ended December 31, 1999 to $163.5 million for the six months ended December 31, 2000. The increases are the result of intangible assets created by the acquisitions of BlueGill in April 2000 and TransPoint in September 2000 and the acquisition of the electronic billing and payment assets of Bank of American effective in October 2000. For comparative purposes, the breakout of purchase accounting amortization by segment is as follows (in thousands):

                                            Three months ended                  Six months ended
                                               December 31,                       December 31,
                                       ------------------------------       -------------------------
                                           1999             2000              1999          2000
                                       --------------    ------------       ---------    ------------
Electronic Commerce..............          $   596         $ 98,635         $ 1,192       $ 129,533
Software.........................              251           15,670             502          31,340
Investment Services..............            1,123            1,342           2,249           2,685
                                           -------         --------         -------       ---------
    Total........................          $ 1,970         $115,647         $ 3,943       $ 163,548
                                           =======         ========         =======       =========



         The one time marketing charge took place in the three month period ended December 31, 2000. Our strategic alliance with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we have no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Additionally, because we do not market directly to subscribers but rather leave that to our various consumer service provider customers, we have carved out this charge from ongoing operations as an unusual, non-recurring event.

         In the three month period ended September 30, 2000, we incurred $18.6 million of in-process research and development costs. These costs were incurred as a result of the TransPoint acquisition in September 2000. Please refer to footnote 3, Acquisitions and Divestitures, included in the Notes to Interim Condensed Consolidated Unaudited Financial Statements attached for a complete description of the in-process research and development charge.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had cash, cash equivalents and investments (short and long term) on hand totaling $281.3 million. Our balance sheet reflects working capital of $200.4 million and our current ratio stands at 2.9. We believe that existing cash, cash equivalents and investments will be more than sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         The following chart summarizes our Consolidated Statement of Cash Flows for the three and six months ended December 31, 2000.

                                                                    Three months  Three months    Six months
                                                                       ended         ended          ended
                                                                     September 30, December 31,   December 31,
                                                                         2000         2000           2000
                                                                      ---------     ---------      ---------
Net cash provided by (used in):
   Operating activities ...........................................   $   6,050     $ (21,559)     $ (15,509)
   Investing activities ...........................................      85,797       (90,136)        (4,339)
   Financing activities............................................       9,998         7,042         17,040
                                                                      ---------     ---------      ---------
Net increase (decrease) in cash and cash equivalents ..............   $ 101,845     $(104,653)     $  (2,808)
                                                                      =========     =========      =========

         For the six months ended December 31, 2000, we have incurred a net decrease in cash and cash equivalents of $2.8 million.

         We have used $15.5 million of cash from operations on a year to date basis. The primary factors impacting operating cash flow are the adjustments for depreciation and amortization totaling $179.9 million, for in-process research and development of $18.6 million, and for the related deferred income taxes of $(50.8) million, all of which are non-cash expenses resulting from intangible assets obtained in acquisitions and capital assets purchased in support of our growing business. Additionally, we incurred a one-time marketing charge of $25.0 million associated with our strategic agreement with Bank of America.

         Our investing activities have been significant in fiscal 2001. In the three months ended September 30, 2000, we received $97.2 million of cash in relation to the TransPoint acquisition, which was offset by acquisition expenses totaling $0.4 million in the three months ended September 30, 2000 and $0.6 million in the three months ended December 31, 2000. In the three month period ended December 31, 2000, we capitalized $10.1 million of cash payments and associated costs from the purchase of the electronic billing and payment assets of Bank of America, net of the one-time marketing charge of $25.0 million, which was accounted for above in cash flow from operations. We used cash of $6.2 million for capital expenditures in the three month period ended September 30, 2000 and $5.7 million for capital expenditures in the three months ended December 31, 2000. On a net basis we used $3.5 million of cash for the purchase of investments in the three months ended September 30, 1999, and used another $72.7 million for the purchase of investments in the three months ended December 31, 2000. Finally, we capitalized software development costs of $1.3 million in the three months ended September 30, 2000 and another $1.0 million in the three months ended December 31, 2000.

         Our financing activities have been significant in fiscal 2001 as well. We have received $12.6 million of cash from the exercise of warrants; $9.4 million in the three months ended September 30, 2000 and $3.2 million in the three months ended December 31, 2000. We have received another $4.7 million of cash from the exercise of stock options, including associated tax benefits; $1.3 million in the quarter ended September 30, 2000 and $3.4 million in the quarter ended December 31, 2000. Finally, we received $2.2 million for the purchase of stock through our employee stock purchase plan; $1.4 million in the quarter ended September 30, 2000 and $0.8 million in the quarter ended December 31, 2000. Cash receipts have been offset by payments under capital lease obligations totaling $2.4 million; $2.0 million of which was incurred in the quarter ended September 30, 2000, and the remaining $0.4 million in the quarter ended December 31, 2000.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business
- Business Risks" in our Annual Report on Form 10-K for the year ended June 30, 2000 and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on Wednesday, November 1, 1999 for the following purposes:

          (1) To elect two Class II Directors of the Company to serve for a three-year term expiring at the 2003 Annual Meeting of Stockholders;

          (2) To increase the number of authorized shares of the Company from 165,000,000 shares to 555,000,000 shares consisting of 500,000,000 shares of common stock, $.01 par value; 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value; and

          (3) To consider and act upon a proposed amendment to the Company's 1995 Stock Option Plan to increase the number of shares of the Company's common stock issuable upon exercise of stock options under the 1995 Stock Option Plan from 8,000,000 shares to 12,000,000 shares.

         Management's proposals as presented in the proxy statement was approved with the following vote:

         Proposal 1:       The election of two Class II Directors of the
                           Company, to serve until the 2003 Annual Meeting of Stockholders or until his successor is elected and qualified:

                                                              NUMBER OF SHARES VOTED
                                       ---------------------------------------------------------------------
                                                                    WITHHOLD
                                               FOR                  AUTHORITY                 TOTAL
                                       --------------------    --------------------    ---------------------
         Mark A. Johnson                   68,000,880                258,052                68,258,932
         Eugene F. Quinn                   68,000,799                258,133                68,258,932

         Proposal 2:       The increase of the number of authorized shares of
                           the Company from 165,000,000 shares to 555,000,000 shares consisting of 500,000,000 shares of common stock, $.01 par value; 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series
                           A Junior Participating Cumulative Preferred Stock,
                           $.01 par value.

                                                 NUMBER OF SHARES VOTED
         ---------------------------------------------------------------------------------------------------
                   FOR                       AGAINST                 ABSTAIN                  TOTAL
         -------------------------     --------------------    --------------------    ---------------------
                47,379,826                 12,618,760                37,056                 60,035,642

         Proposal 3:       The approval of a proposed amendment to the
                           Company's 1995 Stock Option Plan to increase the number of shares of the Company's common stock issuable upon exercise of stock options under the 1995 Stock Option Plan from 8,000,000 shares to
                           12,000,000 shares.

                                                 NUMBER OF SHARES VOTED
         ---------------------------------------------------------------------------------------------------
                   FOR                       AGAINST                 ABSTAIN                  TOTAL
         -------------------------     --------------------    --------------------    ---------------------
                38,402,180                 21,513,907                119,555                60,035,642

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                    NONE.

         (b)      REPORTS ON FORM 8-K.

         We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000:

                  (i) A current report on Form 8-K, dated October 1, 2000, was filed with the Securities and Exchange Commission on October 2, 2000 (Items 5 and 7).

                  (ii) A current report on Form 8-K, dated September 30, 2000, was filed with the Securities and Exchange Commission on October 3, 2000 (Items 5 and 7).

                  (iii) A current report on Form 8-K, dated October 1, 2000, was filed with the Securities and Exchange Commission on October 11, 2000 (Items 2 and 7).

                  (iv) A current report on Form 8-K, dated November 1, 2000, was filed with the Securities and Exchange Commission on November 6, 2000 (Items 5 and 7).

                  (v) A current report on Form 8-K, dated September 1, 2000, was filed with the Securities and Exchange Commission on September 15, 2000 and amended on November 8, 2000 (Items 2 and 7).

                  (vi) A current report on Form 8-K, dated November 14, 2000, was filed with the Securities and Exchange Commission on November 14, 2000 (Item
7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHECKFREE CORPORATION
Date:  February 13, 2001                    By:     /s/ David E. Mangum
                                                    ---------------------------------------------
                                                    David E. Mangum, Executive Vice President
                                                    and Chief Financial Officer* (Principal
                                                    Financial Officer)




Date: February 13, 2001                     By:     /s/ Gary A. Luoma, Jr.
                                                    ---------------------------------------------
                                                    Gary A. Luoma, Jr., Vice President, Chief
                                                    Accounting Officer, and Assistant Secretary
                                                    (Principal Accounting Officer)


* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.