Form 10-Q
period 2001-03-31
CHECKFREE CORP \GA\
filed 2001-05-11
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------     ---------------------

                         Commission file number: 0-26802

                              CHECKFREE CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        58-2360335
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

              4411 EAST JONES BRIDGE ROAD, NORCROSS, GEORGIA 30092 (Address of principal executive offices, including zip code)

                                 (678) 375-3000
              (Registrant's telephone number, including area code)

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

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
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 86,775,703 shares of Common Stock, $.01 par value, were outstanding at May 9, 2001

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           June 30, 2000 and March 31, 2001

                      Condensed Consolidated Statements of                                           4
                           Operations For the Three and Nine Months Ended
                           March 31, 2000 and 2001

                      Condensed Consolidated Statements of                                           5
                           Cash Flows For the Nine Months Ended
                           March 31, 2000 and 2001

                      Notes to Interim Condensed Consolidated Unaudited                              6
                           Financial Statements For the Three and Nine Months
                           Ended March 31, 2000 and 2001

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                         12-23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        N/A

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 24

         Signatures.                                                                                25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,            MARCH 31,
                                                                                            2000                 2001
                                                                                      -----------------    -----------------
                                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents................................................             $  128,074            $  131,174
     Investments..............................................................                 56,548                48,920
     Accounts receivable, net.................................................                 58,308                81,328
     Prepaid expenses and other assets........................................                 12,813                 8,505
     Deferred income taxes....................................................                  9,733                10,137
                                                                                           ----------            ----------
         Total current assets.................................................                265,476               280,064
Property and equipment, net...................................................                 93,214                99,124
Capitalized software, net.....................................................                 37,189               206,731
Intangible assets, net........................................................                251,280             1,604,939
Investments...................................................................                 23,003                86,044
Deferred income taxes.........................................................                 29,248                    --
Other noncurrent assets.......................................................                 13,704                10,532
                                                                                           ----------            ----------
              Total...........................................................             $  713,114           $ 2,287,434
                                                                                           ==========           ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................             $   10,158            $   14,231
     Accrued liabilities......................................................                 43,958                59,147
     Current portion of long-term obligations.................................                  5,955                 4,354
     Deferred revenue.........................................................                 26,644                42,779
                                                                                           ----------            ----------
         Total current liabilities............................................                 86,715               120,511
Accrued rent and other........................................................                  7,269                 5,414
Obligations under capital leases - less current portion.......................                    736                 4,327
Deferred income taxes.........................................................                     --               177,205
Convertible subordinated notes................................................                172,500               172,500
Stockholders' equity:
     Preferred stock- 15,000,000 and 50,000,000 authorized shares, respectively,
         $0.01 par value; no amounts issued or outstanding....................                     --                    --
     Common stock- 150,000,000 and 500,000,000 authorized shares, respectively, $0.01 par value:  issued 63,957,859 and 92,312,792 shares, respectively, outstanding 58,414,035 and 86,768,968
         shares, respectively.................................................                    584                   868
     Additional paid-in-capital...............................................                771,892             2,408,577
     Other....................................................................                  (262)                 (204)
     Accumulated deficit......................................................              (326,320)             (601,764)
                                                                                           ----------            ----------
         Total stockholders' equity...........................................                445,894             1,807,477
                                                                                           ----------            ----------
              Total...........................................................             $  713,114           $ 2,287,434
                                                                                           ==========           ===========



  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               MARCH 31,                                MARCH 31,
                                                    ---------------------------------        -------------------------------
                                                        2000               2001                  2000             2001
                                                    -------------      --------------        -------------    --------------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
     Processing and servicing..................        $  68,499           $ 95,636             $ 189,430         $ 261,324
     License fees..............................            4,098              7,577                10,295            19,840
     Maintenance fees..........................            4,615              5,232                13,571            15,539
     Other.....................................            2,494              4,624                 8,399            14,845
                                                       ---------           --------             ---------         ---------
                    Total revenues.............           79,706            113,069               221,695           311,548
Expenses:
     Cost of processing, servicing and support.           46,785             68,289               133,684           187,947
     Research and development..................            9,166             13,276                24,276            41,218
     Sales and marketing.......................           10,945             16,790                29,522            71,843
     General and administrative................            9,550             12,843                28,837            37,133
     Depreciation and amortization.............            9,033            125,126                23,789           304,995
     In-process research and development.......               --                 --                    --            18,600
                                                       ---------           --------             ---------         ---------
                    Total expenses.............           85,479            236,324               240,108           661,736
                                                       ---------           --------             ---------         ---------
Loss from operations...........................          (5,773)          (123,255)              (18,413)         (350,188)
Interest, net..................................            (226)                629                  (83)             2,402
Loss on investments............................               --           (14,144)                    --          (14,144)
                                                       ---------           --------             ---------         ---------
Loss before income taxes.......................          (5,999)          (136,770)              (18,496)         (361,930)
Income tax benefit.............................          (2,126)           (35,703)               (6,718)          (86,486)
                                                       ---------           --------             ---------         ---------
Net loss.......................................        $ (3,873)         $(101,067)            $ (11,778)       $ (275,444)
                                                       ========          =========             =========        ==========

BASIC LOSS PER SHARE:
     Net loss per common share.................         $ (0.07)           $ (1.17)              $ (0.23)          $ (3.49)
                                                       ========          =========             =========        ==========
     Equivalent number of shares...............          52,716             86,682                52,246            78,909
                                                       ========          =========             =========        ==========
DILUTED LOSS PER SHARE:
     Net loss per common share.................         $ (0.07)           $ (1.17)              $ (0.23)          $ (3.49)
                                                       ========          =========             =========        ==========
     Equivalent number of shares...............          52,716             86,682                52,246            78,909
                                                       ========          =========             =========        ==========


  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           ---------------------------------
                                                                                2000              2001
                                                                           ---------------    --------------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
     Net loss........................................................          $ (11,778)       $ (275,444)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     In process research and development.............................                  --            18,600
     Loss on investments.............................................                  --            14,144
     Loss on disposal of property and equipment......................                  --                79
     Depreciation and amortization...................................              23,789           304,995
     Deferred income tax provision...................................             (6,718)          (86,395)
     Purchases of investments - Trading..............................            (15,202)          (12,304)
     Proceeds from maturities and sales of investments, net - Trading              18,929            19,004
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable.........................................             (7,683)          (23,020)
         Prepaid expenses and other..................................               (605)             1,745
         Other noncurrent assets.....................................               (278)             1,462
         Accounts payable............................................             (3,459)             4,072
         Accrued liabilities.........................................              15,168            17,990
         Deferred revenue............................................               9,443             8,650
         Income tax accounts.........................................                 (2)             (352)
         Accrued rent and other......................................                 943               161
                                                                                ---------         ---------
              Net cash provided by (used in) operating activities....              22,547           (6,613)
Cash flows from investing activities:
     Purchase of property and software...............................            (26,222)          (22,171)
     Proceeds from sale of property and equipment....................                  --               832
     Capitalization of software development costs....................             (5,379)           (4,063)
     Cash and cash equivalents from business acquired, net of
          acquisition costs .........................................             (1,157)            96,083
     Capitalization of strategic agreement costs ....................                  --          (10,114)
     Purchase of investments - held to maturity......................            (70,747)         (138,474)
     Proceeds from maturities and sales of investments - held to
       maturity......................................................                  --            68,450
                                                                                ---------         ---------
              Net cash used in investing activities..................           (103,505)           (9,457)
Cash flows from financing activities:
     Principal payments under capital lease obligations..............               (659)           (3,190)
     Proceeds from sale of stock and exercise of warrants............              16,093            12,562
     Proceeds from issuance of convertible subordinated notes........             166,903                --
     Proceeds from stock options exercised...........................               9,034             6,731
     Proceeds from employee stock purchase plan......................               2,184             3,067
                                                                                ---------         ---------
              Net cash provided by financing activities..............             193,555            19,170
                                                                                ---------         ---------
Net increase in cash and cash equivalents............................             112,597             3,100
Cash and cash equivalents:
     Beginning of period.............................................              12,446           128,074
                                                                                ---------         ---------
     End of period...................................................           $ 125,043         $ 131,174
                                                                                =========         =========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 2001

         1.       INTRODUCTION

                  The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the nine months ended March 31, 2000 and 2001 are not necessarily indicative of the results for the full year.

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

         2.       EARNINGS PER SHARE

                  The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                        FOR THE NINE MONTHS ENDED
                     -------------------------------------------------------------------------------------------------
                                     MARCH 31, 2000                                     MARCH 31, 2001
                     -----------------------------------------------     ---------------------------------------------
                          LOSS              SHARES          PER-SHARE       LOSS             SHARES          PER-SHARE
                       (NUMERATOR)       (DENOMINATOR)       AMOUNT      (NUMERATOR)      (DENOMINATOR)       AMOUNT
                     ----------------    --------------     --------     -------------    ---------------    ---------
Basic EPS..........     $(11,778)           52,246          $ (0.23)      $(275,444)          78,909          $(3.49)
                                                            ========                                         =========
Effect of dilutive
securities:
  Options and
  warrants.........        --                --                               --                --
                       --------------    --------------                  -------------    ---------------
Diluted EPS........    $(11,778)            52,246         $  (0.23)      $(275,444)          78,909          $(3.49)
                       ==============    ==============     ========     =============    ===============    =========

                                                        FOR THE THREE MONTHS ENDED
                     -------------------------------------------------------------------------------------------------
                                     MARCH 31, 2000                                     MARCH 31, 2001
                     -----------------------------------------------     ---------------------------------------------
                          LOSS              SHARES          PER-SHARE       LOSS             SHARES          PER-SHARE
                       (NUMERATOR)       (DENOMINATOR)       AMOUNT      (NUMERATOR)      (DENOMINATOR)       AMOUNT
                     ----------------    --------------     --------     -------------    ---------------    ---------
Basic EPS..........      $(3,873)           52,716         $  (0.07)      $(101,067)          86,682          $(1.17)
                                                            ========                                         =========
Effect of dilutive
securities:
  Options and
  warrants.........        --                --                               --                --
                       --------------    --------------                  -------------    ---------------
Diluted EPS........      $(3,873)           52,716         $  (0.07)      $(101,067)          86,682          $(1.17)
                       ==============    ==============     ========     =============    ===============    =========

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

                                               MARCH 31, 2000                         MARCH 31, 2001
                                    -------------------------------------    ----------------------------------
                                         LOSS                SHARES              LOSS              SHARES
                                      (NUMERATOR)        (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
                                    ----------------    -----------------    -------------     ----------------
       Nine Month Period Ended        $    1,499                 6,251       $      6,951                5,870
                                      ==============    =================    =============     ================
       Three Month Period Ended       $    1,100                 8,034       $      2,195                5,867
                                      ==============    =================    =============     ================

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

                                                                   ASSET           USEFUL
                                    INTANGIBLE ASSET               VALUE            LIFE
                             -------------------------------    -------------     ---------
                                                               (In thousands)
                             Goodwill...................         $780,545              5
                             Strategic agreements.......          495,000              5
                             Existing technology........          209,300              3
                             Customer list..............           29,000              3
                             Tradename..................           28,300              1

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

         There are risks and uncertainties associated with the completion of these in-process technologies. These risks include:

         -        Not Technologically Feasible.

                  The acquired IPR&D had not demonstrated technological or commercial feasibility as of the transaction date for TransPoint. Significant risks exist because TransPoint is unsure of the obstacles it will encounter in the form of market acceptance, time and cost necessary to produce a technologically feasible product. SFAS No. 2 does not specifically require an analysis of the development effort expended relative to an acquisition date. It is reasonable to assume, however, that an IPR&D project would require a significant amount of time and cost in order to modify for the Company's use in the marketplace. Should the proposed technology fail to become viable, it is unlikely that the Company would realize any value from the sale of the technology to another party.

         -        No Alternative Future Use.

                  The acquired IPR&D consists of TransPoint's work to date on its products. The products are very specific to the tasks and markets for which it is intended. As is typically the case with software, there are no alternative use for the in-process work in the event that the product does not become feasible for the Company. The development effort for the acquired IPR&D does not possess an alternative future use for the Company under the terms of SFAS No. 2.

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

         The following table represents information regarding the status of the various in-process research and development projects acquired:

                                            ESTIMATED                                            EXPECTED
                                             STAGE OF                  ESTIMATED                  COST TO
                                            COMPLETION              COMPLETION DATE              COMPLETE         VALUATION
                                          ---------------        ----------------------          ----------       ----------
                                                                                                       (In thousands)
BIS / Communications...............            80%                   October 2000                 $100             $ 1,200
Service Center.....................            80%                   October 2000                  121               5,900
Delivery Applications..............            80%                   October 2000                  396               9,500
Payment / Interface................            80%                   October 2000                  100               2,000
                                                                                                  ------           -------
      Total........................                                                               $717             $18,600
                                                                                                  ======           =======


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

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999, and excludes the write-off of purchased research and development of $18.6 million (in thousands, except per share data):

                                                  NINE MONTHS        NINE MONTHS
                                                     ENDED              ENDED
                                                 MARCH 31, 2000     MARCH 31, 2001
                                                 --------------     --------------
Revenues ................................      $         221,702      $ 311,557
                                               =================      =========
Net Loss ................................      $        (264,343)     $(299,721)
                                               =================      =========
Basic loss per share:
   Net loss per common share ............      $           (3.82)     $   (3.62)
                                               =================      =========
   Equivalent number of shares ..........                 69,246         82,818
                                               =================      =========
Diluted loss per share:
   Net loss per common share ............      $           (3.82)     $   (3.62)
                                               =================      =========
   Equivalent number of shares ..........                 69,246         82,818
                                               =================      =========

4.       STRATEGIC AGREEMENT

         Effective October 1, 2000, the Company completed a 10-year strategic agreement with Bank of America ("BofA"), whereby the Company acquired the electronic billing and payment assets of BofA and will provide electronic billing and payment services to BofA's customer base in exchange for 10 million shares of the Company's common stock valued at approximately $253 million and $35 million of cash. The agreement provides for a revenue guarantee of $500 million to the Company over the next 10 years. BofA has the ability to earn warrants on up to 10 million additional shares, eight million of which vest incrementally upon achievement of specific levels of subscriber adoption of electronic billing and payment services and separately, and the other two million upon achievement of specific levels of electronic bills presented to those subscribers. Upon vesting of the warrants, the Company will record a charge for the fair value of the warrants, based on a Black-Scholes valuation which will take into consideration the market value of our stock, the $32.50 strike price of the warrants, the volatility of our stock and the applicable risk-free interest rate at that time. Of the cash portion of the purchase price, $25 million is to be invested into a joint marketing development fund designed to accelerate adoption of electronic billing and payment services through BofA's customer base, and the Company included a charge for the full $25 million in the quarter ended December 31, 2000.


5.       COMMON STOCK AND WARRANTS

         The Company has issued stock for various employee benefit programs during the current fiscal year. In the quarter ended September 30, 2000, the Company issued 51,834 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2000. In the quarters ended September 30, 2000 and March 31, 2001, the Company issued 34,941 and 56,905 shares, respectively, of common stock in conjunction with the employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month periods.

         On September 1, 2000, the Company completed the previously announced agreement to purchase MSFDC, L.L.C. ("TransPoint") in exchange for 17 million shares of the Company's common stock. Please refer to Note 3 for additional information regarding this acquisition.

         During the nine months ended March 31, 2001, the Company received notification of and payment for the exercise of warrants for 600,000 shares of the Company's common stock at an exercise price of $20.9375.

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


6.       INVESTMENTS

         The Company has certain investments which are accounted for under the cost method. The Company periodically evaluates these investments to determine if any decline in value is other-than-temporary. In performing this evaluation the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. During the quarter ended March 31, 2001, the Company recorded a loss of $14,114,000 related to other-than-temporary declines in certain of these investments.

7.       GUARANTOR FINANCIAL INFORMATION

         CheckFree Management Corporation is a guarantor of the Company's $172.5 million convertible subordinated notes that were issued in November 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of March 31, 2001, the Company and its subsidiaries own approximately 89% of CheckFree Management Corporation. In previous quarters, due to the relative value of the total assets of CheckFree Management Corporation to the total consolidated assets of the Company, we were required to provide separate financial statements for and disclose certain financial information about CheckFree Management Corporation. As of March 31, 2001, the assets of CheckFree Management Corporation represent less than 2% of the total consolidated assets of the Company, and therefore, separate financial statements and financial disclosures are no longer required.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               NINE MONTHS       NINE MONTHS
                                                  ENDED             ENDED
                                             MARCH 31, 2000    MARCH 31, 2001
                                             --------------    --------------
Interest paid .............................   $       145        $     6,293
                                              ===========        ===========
Income taxes paid (received) ..............   $        56        $    (1,150)
                                              ===========        ===========
Capital lease additions and purchases
   other long term assets .................   $     4,964        $     4,953
                                              ===========        ===========
Stock funding of 401(k) match .............   $     1,059        $     2,484
                                              ===========        ===========
Purchase price of business acquisitions ...   $        --        $(1,352,165)
Less:  issuance of common stock pursuant
    to acquisitions .......................            --          1,350,083
Cash acquired in acquisition ..............            --             97,200
Acquisition costs paid in prior
  period ..................................            --                965
                                              -----------        -----------
         Net cash received ................   $        --        $    96,083
                                              ===========        ===========

9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         We currently provide electronic billing and payment services for about
4.8 million consumers as of March 31, 2001. Our services reach hundreds of sources, either directly or through reseller relationships, including:

         -        9 of the 10 largest U.S. banks;

         -        8 of the top 10 U.S. brokerage firms;

         -        Internet portals;

         -        Internet-based banks;

         -        Internet financial sites like Quicken.com; and

         - personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that allows us to remit approximately 62% of all of our bill payments electronically. We processed a record high of about 21 million transactions for the month of March 2001 and, for the year ended June 30, 2000, we processed nearly 170 million transactions.

         In March 1997, we introduced electronic billing -"E-Bill"-- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. In March 2001, we introduced the latest version of our electronic billing and payment products, "WebPay for Consumers" (or WebPay 3.2), which provides consumers the ability to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to send or receive money. As of March 31, 2001, we have 156 billers in production and are delivering over 350,000 electronic bills monthly.

         When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically, otherwise, it will be sent by check. If the results are not favorable, the remittance will be sent to the merchant by a draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number is printed on the face of the check. In addition, our processing system provides the ability to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to approximately 62% by March 2001.

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

Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to about 1.1 million as of March 31, 2001.

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         -        i-Solutions.

                  The i-Solutions product line, which is a set of electronic billing software products developed for various industry segments, was added through the acquisition of BlueGill Technologies, Inc. in April 2000. These products allow billers to install and launch an electronic billing product, send e-mail notifications and present electronic bills through the Internet, and connect to a variety of bill aggregators and payment methods. Each product includes an electronic billing web site template that is unique to a specific industry segment. Using the template as a sample design of their Internet billing site, our customers spend less time developing and designing the look and feel of their Internet billing sites, which accelerates the product implementation process. Given the nature of the process we use to convert billing and/or statement information for use over the Internet, these products are equally marketable in international markets as well.

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

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:


                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                       2000          2001              2000          2001
                                                     ----------    ----------        ----------    ----------
Total Revenues:                                         100.0%        100.0%            100.0%        100.0%

Expenses:
   Cost of processing, servicing and support             58.7%         60.4%             60.3%         60.3%
   Research and development                              11.5%         11.7%             11.0%         13.2%
   Sales and marketing                                   13.7%         14.8%             13.3%         23.1%
   General and administrative                            12.0%         11.4%             13.0%         11.9%
   Depreciation and amortization                         11.3%        110.7%             10.7%         97.9%
   In-process research and development                     --            --                --           6.0%
                                                     ----------    ----------        ----------    ----------
          Total expenses                                107.2%        209.0%            108.3%        212.4%
                                                     ----------    ----------        ----------    ----------

Loss from operations                                     -7.2%       -109.0%             -8.3%       -112.4%

Interest, net                                            -0.3%          0.6%              0.0%          0.8%

Loss on investments                                        --         -12.5%               --          -4.5%
                                                     ----------    ----------        ----------    ----------

Loss before income taxes                                 -7.5%       -120.9%             -8.3%       -116.2%

Income tax benefit                                       -2.6%        -31.5%             -3.0%        -27.8%
                                                     ----------    ----------        ----------    ----------

Net loss                                                 -4.9%        -89.4%             -5.3%        -88.4%
                                                     ==========    ==========        ==========    ==========



         REVENUES. Reported revenue increased by $33.4 million or 42%, from $79.7 million for the three months ended March 31, 2000 to $113.1 million for the three months ended March 31, 2001 and by $89.9 million or 41%, from $221.7 million for the nine months ended March 31, 2000 to $311.5 million for the nine months ended March 31, 2001. After adjusting for the combined new revenue attributable to the acquisitions of BlueGill in April 2000 and TransPoint in September 2000, and the incremental revenue attributable to the strategic agreement with Bank of America in October 2000, underlying revenue increased by over 20% from the three months ended March 31, 2000 to the three months ended March 31, 2001 and by approximately 25% for the nine months ended March 31, 2000 to the nine months ended March 31, 2001. The growth in underlying revenue on a quarter over quarter basis is driven primarily by underlying growth of 20% in our Electronic Commerce business and 28% in our Investment Services business, and relatively consistent performance in our legacy Software businesses. The growth in underlying revenue on a year over year basis is driven by underlying growth of 25% in our Electronic Commerce business, of 28% in our Investment Services business and modest growth in our legacy Software businesses. Growth in underlying Electronic Commerce revenue is driven primarily by an increase in subscribers from approximately 3.3 million at March 31, 2000 to about 4.8 million at March 31, 2001. It should be noted that approximately 0.3 million of the 4.8 million subscribers at March 31, 2001 were added as a direct result of the strategic alliance with Bank of America effective in October 2000. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from approximately 900,000 at March 31, 2000 to about 1.1 million at March 31, 2001. Refer to SEGMENT INFORMATION later in this commentary for further information on the results of our three business segments.

         Reported processing and servicing revenue increased by 40%, from $68.5 million for the three months ended March 31, 2000 to $95.6 million for the three months ended March 31, 2000, and by 38%, from $189.4 million for the nine months ended March 31, 2000 to $261.3 million for the nine months ended March 31, 2001. Our acquisition of TransPoint in September 2000 includes minimum quarterly revenue guarantees from both Microsoft and First Data Corporation over a five year period and our strategic alliance with Bank of America in October 2000 includes minimum quarterly revenue guarantee over a ten year period. In both cases, actual subscriber revenue is currently below minimums, and as a result, overall subscriber based revenue growth will not correlate as closely to the growth in the number of subscribers until Bank of America subscribers and TransPoint related subscribers generate sufficient revenue to exceed the quarterly minimums. After adjusting for new revenue of approximately $12.5 million attributable to our acquisition of TransPoint and our strategic alliance with Bank of America, our underlying processing and servicing revenue increased by over 20% from the three months ended March 31, 2000 to the three months ended March 31, 2001. After adjusting for new revenue of approximately $22.5 million attributable to our acquisition of TransPoint and our strategic alliance with Bank of America, our underlying processing and servicing revenue increased by over 25% from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. Underlying growth in processing and servicing revenue on a quarter over quarter basis is the result of over 18% growth in underlying Electronic Commerce revenue and over 28% growth in Investment Services revenue. Growth on a year over year basis is the result of growth of over 24% in underlying Electronic Commerce revenue growth of over 28% in Investment Services revenue. Growth in Investment Services revenue is driven primarily by the previously mentioned increase in portfolios managed. Growth in underlying Electronic Commerce revenue is driven primarily by the previously mentioned increase in subscribers. Additionally, we now have 156 billers in production that presented about 350,000 electronic bills in the month ended March 31, 2001, which has increased significantly from over 62,000 electronic bills presented in the same period of last year. During the quarter ended March 31, 2001, we achieved a new record high of processing approximately 21 million monthly transactions, compared to approximately 15 million in the quarter ended March 31, 2000, and over 18 million in the quarter ended December 31, 2000. As mentioned in previous reports, we are now offering a transaction based pricing model for our largest customers and, as a result, it will become increasingly more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional indicator.

         Reported license fee revenue increased by 85%, from $4.1 million for the three months ended March 31, 2000 to $7.6 million for the three months ended March 31, 2001, and by 93%, from $10.3 million for the nine months ended March 31, 2000 to $19.8 million for the nine months ended March 31, 2001. The growth in quarter over quarter and year over year license fee revenue is primarily attributable to expected new revenue resulting from the acquisition of BlueGill in April 2000. We enjoyed modest growth in license revenue from our more mature software product lines. Although we anticipate continued growth in license revenue, we expect current economic conditions to have a dampening effect on the rate of growth, at least in the near term.

         Reported maintenance fee revenue increased by 13%, from $4.6 million for the three months ended March 31, 2000 to $5.2 million for the three months ended December 31, 2000, and by 14%, from $13.6 million for the nine months ended March 31, 2000 to $15.5 million for the nine months ended March 31, 2000. We have enjoyed modest increases in maintenance revenue as a result of our acquisition of BlueGill. This line of billing software, however, is very new and our related maintenance revenue is just now starting to grow as customers complete their initial maintenance period and we establish a renewal maintenance base. Additionally, since last year, we modified our maintenance revenue recognition policy. Although we will continue to recognize maintenance ratably over the related service period, we now delay the onset of revenue recognition until we actually receive cash. This change caused an unusual decline in maintenance revenue in the quarter ended September 30, 2000. We caught up this unusual shortfall in the quarter ended December 31, 2000, as the timing of cash receipts on first quarter billings shifted into the second quarter. We do not expect this change to have further impact on quarterly maintenance revenue growth and therefore we expect the 14% year over year growth rate to be reasonable in the near term.

         Reported other revenue, consisting mostly of consulting fees, increased by 85%, from $2.5 million for the three months ended March 31, 2000 to $4.6 million for the three months ended March 31, 2001, and by 77%, from $8.4 million for the nine months ended March 31, 2000 to $14.8 million for the nine months ended March 31, 2001. The growth in other revenue is driven primarily by increased consulting fees resulting from the BlueGill acquisition, as well as increases related to biller implementations in our Electronic Commerce business. In the quarter ended March 31, 2001, we increased the number of billers in production by 12 and for the nine months ended March 31, 2001 we increased billers in production by 33 (net of 30 new billers added via the TransPoint acquisition), versus 14 in the quarter ended March 31, 2000 and 47 in the nine month period ended March 31, 2000.

         COST OF PROCESSING, SERVICING AND SUPPORT. Our cost of processing, servicing and support was $46.8 million, or 58.7% of total revenue for the three months ended March 31, 2000, and $68.3 million, or 60.4% of total revenue for the three months ended March 31, 2001. Cost of processing, servicing and support was $133.7 million, or 60.3% of total revenue for the nine months ended March 31, 2000, and $187.9 million, or 60.3% of total revenue for the nine months ended December 31, 2001. Cost of processing, servicing and support as a percentage of servicing only revenue (total revenue less license fees) was 61.9% for the three months ended March 31, 2000, and 64.7% for three months ended March 31, 2001, and was 63.2% for the nine months ended March 31, 2000, and 64.4% for the nine months ended March 31, 2001. As previously mentioned, we acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we have supported two additional billing and payment processing platforms for the entire quarter ended March 31, 2001 for six months of the nine month period ended March 31, 2001. Although expected, this has resulted in a significant increase in our cost of processing for the quarter ended March 31, 2001, and somewhat less of an increase on a percentage basis for the nine month period ended March 31, 2001. We are in the process of converting TransPoint and Bank of America subscribers and billers from their respective processing platforms to our Genesis platform. We expect the conversion of TransPoint to be complete by the end of fiscal 2001 and the conversion of Bank of America during the quarter ending December 31, 2001. Between now and then, we will continue to experience higher incremental processing costs, but at a decreasing rate, as incremental conversions are completed. Somewhat masked by the significant added costs are underlying improvements in efficiency and processing quality. From an efficiency perspective, our ratio of electronic payments to total payments has improved from approximately 56% at December 31, 1999 to over 62% as of March 31, 2001. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a customer claim.

         RESEARCH AND DEVELOPMENT. Our research and development costs were $9.2 million, or 11.5% of total revenue for the three months ended March 31, 2000, and $13.3 million, or 11.7% of total revenue for the three months ended March 31, 2001. Research and development costs were $24.3 million, or 11.0% of total revenue for the nine months ended March 31, 2000, and $41.2 million, or 13.2% of total revenue for the nine months ended March 31, 2001. Over this period, we have capitalized development costs of $2.0 million for the three months ended March 31, 2000, $1.7 million for the three months ended March 31, 2001, $5.3 million for the nine months ended March 31, 2000, and $4.0 million for the nine months ended March 31, 2001. Therefore, on a gross basis, our research and development costs were $11.2 million, or 14.1% of total revenue for the three months ended March 31, 2000, $15.0 million, or 13.2% of total revenue for the three months ended March 31, 2001, $29.6 million, or 13.4% of total revenue for the nine months ended March 31, 2000, and $45.2 million, or 14.5% of total revenue for the nine months ended March 31, 2001. As a result of the acquisition of BlueGill, we added a large number of software developers and we continue to invest heavily in the build out of our i-Solutions electronic billing product line. In addition, we completed WebPay for Consumers, or WebPay 3.2, for our Genesis processing platform in our Electronic Commerce business in March 2001. This product offering provides consumers the ability to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to send or receive money. Overall, we continue to invest a significant portion of our revenue into research and development activities in all business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities.

         SALES AND MARKETING. Sales and marketing costs were $10.9 million, or 13.7% of total revenue for the three months ended March 31, 2000, and $16.8 million, or 14.8% of total revenue for the three months ended March 31, 2001. Sales and marketing costs were $29.5 million, or 13.3% of total revenue for the nine months ended March 31, 2000, and $71.8 million, or 23.1% of total revenue for the nine months ended March 31, 2001. The terms of our strategic alliance agreement with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we have no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Net of this one time charge, sales and marketing costs were $46.8 million, or 15.0% of total revenue for the nine months ended March 31, 2001. The increase in quarter over quarter and year over year sales and marketing expenses are primarily the result of increased sales and marketing staff resulting from both the BlueGill and TransPoint acquisitions, costs associated with the launch of the new i-Solutions product line and further investments in our core marketing and communications areas in support of the continued growth of the business.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.6 million, or 12.0% of total revenue for the three months ended March 31, 2000, and $12.8 million, or 11.4% of total revenue for the nine months ended March 31, 2001. General and administrative expenses were $28.8 million or 13.0% of total revenue for the nine months ended March 31, 2000, and $37.1 million or 11.9% of total revenue for the nine months ended March 31, 2001. We have incurred additional general and administrative expenses such as facility and administrative staff expenses resulting from the BlueGill and TransPoint acquisitions and the Bank of America strategic alliance. We have also increased administrative staff in order to support the continued growth in our business. Our overall general and administrative expenses as a percentage of revenues, however, continue to decline due to the inherent leverage in our existing business model.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization costs increased from $9.0 million for the three months ended March 31, 2000 to $125.1 million for the three months ended March 31, 2001, and from $23.8 million for the nine months ended March 31, 2000 to $305.0 million for the nine months ended March 31, 2000. The significant increase in quarter over quarter and year over year depreciation and amortization is the direct result of amortization of intangible assets from the acquisitions of BlueGill and TransPoint, and the purchase of the electronic billing and payment assets from Bank of America. Net of intangible asset amortization from all acquisitions, our depreciation costs related solely to fixed assets increased from $6.8 million for the three months ended March 31, 2000 to $8.6 million for the three months ended March 31, 2001, and from $17.6 million for the nine months ended March 31, 2000 to $25.0 million for the nine months ended March 31, 2001. The quarter over quarter and year over year increase in fixed asset depreciation is the result of fixed assets obtained in the BlueGill and TransPoint acquisitions, and increasing capital expenditures for data processing equipment and related software, and new and improved facilities in support of the continued growth of the business.

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

         INTEREST. Net interest has increased from $(0.2) million for the three months ended March 31, 2000 to $0.6 million for the three months ended March 31, 2001, and has increased from $(0.1) million for the nine months ended March 31, 2000 to $2.4 million for the nine months ended March 31, 2001. Net interest is composed of interest income, offset by interest expense. Interest income has increased from $3.1 million for the three months ended March 31, 2000 to $3.8 million for the three months ended March 31, 2001, and has increased from $4.5 million for the nine months ended March 31, 2000 to $12.3 million for the nine months ended March 31, 2001. Although we have experienced a marginal decrease in the average yield on our investments due to declining interest rates, the increase in quarter over quarter and year over year interest income is due primarily to an increase in average cash and invested assets from $202.8 million for the quarter ended March 31, 2000 to $273.7 million for the quarter ended March 31, 2001, and from $114.4 million for the nine months ended March 31, 2000 to $236.9 million for the nine months ended March 31, 2001.

         While we experience overall fluctuations in cash and invested asset balances on an ongoing basis, in September 2000, we received approximately $97.2 million in cash as part of the TransPoint acquisition and in October 2000 we used $35.0 million in cash in connection with our asset purchase agreement with Bank of America. The timing of these two significant transactions will skew the year to date average cash and invested asset balance at March 31, 2001 and appear to result in higher investment yields than actually earned. In November 1999, we received approximately $166.9 million in net proceeds from the issuance of $172.5 million of 6.5% subordinated convertible notes. The timing of this cash receipt will skew the quarter to date and year to date average invested assets at March 31, 2000 as well. Interest expense has increased from $3.3 million for the three months ended March 31, 2000 to $3.2 million for the three months ended March 31, 2001, and from $4.6 million for the nine months ended March 31, 2000 to $9.9 million for the nine months ended March 31, 2001. The increase in both quarter over quarter and year over year interest expense is due primarily to the $172.5 million of 6.5% subordinated convertible notes we issued in November 1999, which created three months of interest expense in the three month period ended March 31, 2000, slightly over four months of interest in the nine months ended March 31, 2000, and a full three and nine months of interest expense in the quarter and year to date results as of March 31, 2001, respectively.

         LOSS ON INVESTMENTS. As a result of overall market conditions, over the past three quarters, certain of our investments have incurred an "other than temporary" decline in market value. As a result, in the quarter ended March 31, 2001 we recorded a charge of $14.1 million to reflect this decline in value.

         INCOME TAXES. We recorded an income tax benefit of $2.1 million at an effective rate of 35% for the three months ended March 31, 2000, and an income tax benefit of $35.7 million at an effective rate of 26% for the three months ended March 31, 2001. We recorded an income tax benefit of $6.7 million at an effective rate of 36% for the nine months ended March 31, 2000, and an income tax benefit of $86.5 million at an effective rate of 24% for the nine months ended March 31, 2001. The reported effective rates differ from the blended statutory rate of 40% in all periods due to certain non-deductible goodwill, in-process research and development and other non-deductible expenses offset somewhat by jobs credits and tax exempt interest income.


SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                               MARCH 31,                MARCH 31,
                                       ----------------------    ----------------------
                                         2000         2001          2000        2001
                                       ---------    ---------    ---------    ---------
OPERATING REVENUE:
 Electronic Commerce ...............   $  55,723    $  79,870    $ 154,207    $ 217,234
 Software ..........................       9,933       15,284       27,993       43,730
 Investment Services ...............      14,050       17,914       39,495       50,584
                                       ---------    ---------    ---------    ---------
       Total Operating Revenue .....   $  79,706    $ 113,068    $ 221,695    $ 311,548
                                       =========    =========    =========    =========
OPERATING INCOME (LOSS):
 Electronic Commerce ...............   $  (3,790)   $  (2,462)   $ (13,408)   $ (13,501)
 Software ..........................       3,295         (436)       8,563           (7)
 Investment Services ...............       3,814        5,182       11,510       13,203
 Corporate .........................      (6,861)      (9,059)     (18,904)     (26,255)
 Purchase accounting amortization ..      (2,231)    (116,480)      (6,174)    (280,028)
 One time marketing charge .........        --           --           --        (25,000)
 In-process research and development        --           --           --        (18,600)
                                       ---------    ---------    ---------    ---------
       Total Operating Loss ........   $  (5,773)   $(123,255)   $ (18,413)   $(350,188)
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

         Revenue in our Electronic Commerce business increased by 43%, from $55.7 million for the three months ended March 31, 2000 to $79.9 million for the three months ended March 31, 2000, and increased by 41%, from $154.2 million for the nine months ended March 31, 2000 to $217.2 million for the nine months ended March 31, 2001. Net of the incremental revenue provided from TransPoint and Bank of America as described below, the primary reason for the increase in revenue was an increase in subscribers from approximately 3.3 million at March 31, 2000 to about 4.8 million at March 31, 2001.

         We completed our acquisition of TransPoint in September 2000 and, with this acquisition, became the preferred provider of electronic billing and payment services to customers of Microsoft offered through their MSN and Money Central offerings. The agreement with Microsoft comes with guaranteed revenue of $120 million over a five-year period, which commenced early in the quarter ended March 31, 2001. Additionally, as part of the TransPoint transaction, we received $60 million of guaranteed revenue and/or cost savings opportunities through First Data Corporation over a five-year period, which began in September 2000. Effective October 1, 2000, we completed a strategic agreement with Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its customer base. This ten year agreement provides annual revenue guarantees of $50 million and Bank of America has agreed to invest $45 million over the next two years to promote the adoption of electronic billing and payment services by Bank of America's customers. We had been processing certain transactions for Bank of America before the strategic alliance was completed and, therefore, the $50 million annual revenue guarantee ($12.5 million on a quarterly basis) should not be considered entirely incremental to our ongoing revenue. We did, however, add 300,000 incremental new subscribers to our subscriber base upon completion of the agreement. In both cases, actual subscriber revenue is below minimums for now, and as a result, overall subscriber based revenue growth will not correlate as closely to the growth in the number of subscribers until Bank of America and Microsoft subscribers generate sufficient revenue to exceed the quarterly minimums.

         To date, we have signed 215 primary billers to our E-Bill electronic billing product offering. Combined with the 30 net new billers we assumed with the TransPoint acquisition, this brings our biller total to 245. We now have 156 billers in production that delivered about 350,000 electronic bills in the month ended March 31, 2001. Our acquisition of BlueGill is expected to facilitate our efforts to provide quality billing content, and by simplifying and accelerating the process of taking bills from paper to electronic. Also, we are adding bill aggregation technology to our Genesis platform and currently plan to add access to up to 30 additional billers through "bill scraping" over the course of calendar year 2001, which will be available to our consumer service provider partners as they upgrade to Web Pay for Consumers. We believe that a complete, integrated round trip electronic billing and payment experience for an average of four to ten bills per customer per month is an important factor in driving subscriber growth. We expect that by the end of our fiscal year, we will have enabled from six to eight electronic bills and by the end of the calendar year, from eight to ten electronic bills for consumers in the major strategic marketing areas throughout the United States. When combining increasing electronic billing revenue with a transaction based pricing model available to our largest bill payment customers, it will become increasingly difficult to correlate revenue solely to the number of active subscribers, with transactions processed becoming an additional key indicator. During the quarter ended March 31, 2001, we achieved a new record high of processing about 21 million monthly transactions, compared to over 15 million in the quarter ended March 31, 2000 and more than 18 million in the quarter ended December 31, 2000.

         The operating loss in our Electronic Commerce segment, excluding purchase accounting amortization, a one time marketing charge of $25 million, and in-process research and development, has improved from $3.8 million for the three months ended March 31, 2000 to $2.5 million for the three months ended March 31, 2001, and remained consistent from $13.4 million for the nine month period ended March 31, 2000 to $13.5 million for the nine months ended March 31, 2001. As a result of the TransPoint acquisition and the purchase of Bank of America's electronic billing and payment assets, we have supported two additional billing and payment processing platforms for the quarter ended September 30, 2000, and for approximately six of the nine months ended March 31, 2001. Although expected, this has resulted in a significant increase in our cost of processing for the quarter ended and the nine month periods ended March 31, 2001. We are in the process of converting TransPoint and Bank of America subscribers and billers from their respective processing platforms to our Genesis platform. We expect the complete the TransPoint conversion process by the end of the fiscal year and the Bank of America conversion process sometime in the quarter ending December 31, 2001. Between now and then, we will continue to experience higher incremental processing costs, but at a decreasing rate, as incremental conversions are completed. We have also incurred additional sales and marketing and general and administrative costs from these two transactions. Somewhat masked by the significant added costs are underlying improvements in efficiency and processing quality. From an efficiency perspective, our ratio of electronic payments to total payments has improved from approximately 56% at March 31, 2000 to over 62% as of March 31, 2001. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a customer claim. For the remainder of fiscal 2001, we continue to focus attention on the following four areas within our Electronic Commerce business:

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

         Revenue in our Software segment increased by 54%%, from $9.9 million for the three months ended March 31, 2000 to $15.3 million for the three months ended March 31, 2001, and increased by 56%, from $28.0 million for the nine months ended March 31, 2000 to $43.7 million for the nine months ended March 31, 2001. The growth in Software revenue is primarily attributable to the acquisition of BlueGill, now operating as CheckFree i-Solutions, as revenue in our other software businesses has increased only modestly on a year over year basis. While we expect software revenue to continue to grow, current market conditions have placed a dampening effect on the rate of growth in the near term.

         Operating income in our Software segment declined from an operating profit of $3.3 million for the three months ended March 31, 2000 to an operating loss of $0.4 million for the three months ended March 31, 2001, and declined from an operating profit of $8.6 million for the nine months ended March 31, 2000 to an operating loss of about $0.1 million for the nine months ended March 31, 2001. As expected, the operations acquired from BlueGill have provided downward pressure on operating margins throughout fiscal 2001, as we continue to invest significantly in this emerging product line. The electronic billing software product line acquired from BlueGill provides a significant complement to the electronic billing and payment products within our Electronic Commerce segment. Investments in this area are expected to facilitate our efforts to provide high quality billing content, and simplify and accelerate the process of taking bills from paper to electronic.

         Revenue in our Investment Services business has increased by 28%, from $14.0 million for the three months ended March 31, 2000 to $17.9 million for the three months ended March 31, 2001, and increased by 28%, from $39.5 million for the nine months ended March 31, 2000 to $50.6 million for the nine months ended March 31, 2001. Growth in this business is due primarily to an increase in portfolios managed from approximately 900,000 at March 31, 2000 to approximately
1.1 million at March 31, 2001. Much of the revenue growth has occurred in retail versus institutional accounts that carry a lower unit price. During the nine month period ended March 31, 2001, the division released a significantly enhanced version of M-Search, a money manager database system, and APL-ASP, an innovative and flexible new portfolio management services offering for start-up and break away money managers. When combined with the emergence of E-Wrap, or Internet-based wrap services, which is creating a highly visible new distribution channel for money managers and brokers, these product enhancements and new distribution channel opportunities should fuel further growth for our Investment Services business.

         Operating income in our Investment Services segment, net of purchase accounting amortization, increased by 36%, from $3.8 million for the three months ended March 31, 2000 to $5.2 million for the three months ended March 31, 2001, and increased by 15%, from $11.5 million for the nine months ended March 31, 2000 to $13.2 million for the nine months ended March 31, 2001. As indicated above, much of our revenue growth has occurred in retail versus institutional accounts that carry a lower unit price, which in turn places downward pressure on margins as the cost to process this business is not proportionally lower. Additionally, in the three month period ended December 31, 2000, we incurred certain investment expenses, the timing of which caused a temporary drop in our year to date operating margin. However, our margin is returning to historic levels on a year to date basis, as expected.

         Our Corporate segment represents charges for legal, human resources, finance and various other unallocated overhead expenses. Our Corporate segment incurred operating expenses of $6.9 million, or 8.6% of total revenue for the three months ended March 31, 2000, and operating expenses of $9.1 million, or 8.0% of total revenue for the three months ended March 31, 2001. Corporate incurred operating expenses of $18.9 million, or 8.5% of total revenue for the nine months ended March 31, 2000 and operating expenses of $26.3 million, or 8.4% of total revenue for the nine months ended March 31, 2001. Although we continue to add corporate resources in support of the growth of the business, our overhead costs as a percentage of revenue have started to decline, reflecting leverage inherent in our business model.

         The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has increased from $2.2 million for the three months ended March 31, 2000 to $116.5 million for the three months ended March 31, 2001 and has increased from $6.2 million for the nine months ended March 31, 2000 to $280.0 million for the nine months ended March 31, 2001. The increases are the result of intangible assets created by the acquisitions of

BlueGill in April 2000 and TransPoint in September 2000 and the acquisition of the electronic billing and payment assets of Bank of American effective in October 2000. For comparative purposes, the breakout of purchase accounting amortization by segment is as follows (in thousands):

                        THREE MONTHS ENDED   NINE MONTHS ENDED
                            MARCH 31,            MARCH 31,
                      -------------------   -------------------
                        2000       2001       2000       2001
                      --------   --------   --------   --------
Electronic Commerce   $    590   $ 99,468   $  1,782   $228,991
Software ..........        308     15,670        810     47,010
Investment Services      1,333      1,342      3,582      4,027
                      --------   --------   --------   --------
    Total .........   $  2,231   $116,480   $  6,174   $280,028
                      ========   ========   ========   ========

         The one time marketing charge took place in the three month period ended December 31, 2000. Our strategic alliance with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we have no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Additionally, because we do not market directly to subscribers but rather leave that to our various consumer service provider customers, we have separated this charge from ongoing operations as an unusual, non-recurring event.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had cash, cash equivalents and investments (short and long term) on hand totaling $266.1 million. Our balance sheet reflects working capital of $159.6 million and our current ratio stands at 2.3. We believe that existing cash, cash equivalents and investments will be more than sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         The following chart summarizes our Consolidated Statement of Cash Flows for the three and nine months ended March 31, 2001.

                                       THREE MONTHS   THREE MONTHS    THREE MONTHS    NINE MONTHS
                                           ENDED          ENDED          ENDED           ENDED
                                        SEPTEMBER 30,  DECEMBER 31,     MARCH 31,       MARCH 31,
                                           2000           2000            2001            2001
                                         ---------      ---------       ---------       ---------
Net cash provided by (used in):
   Operating activities ...........      $   6,050      $ (21,559)      $   8,896       $  (6,613)
   Investing activities ...........         85,797        (90,136)         (5,118)         (9,457)
   Financing activities ...........          9,998          7,042           2,130          19,170
                                         ---------      ---------       ---------       ---------
Net increase (decrease) in cash and
   cash equivalents ...............      $ 101,845      $(104,653)      $   5,908       $   3,100
                                         =========      =========       =========       =========


         For the nine months ended March 31, 2001, we have incurred a net increase in cash and cash equivalents of $3.1 million.


         We have used $6.6 million of cash from operations on a year to date basis. Starting with a net loss of $275.4 million, the primary factors impacting operating cash flow are the adjustments for depreciation and amortization totaling $305.0 million, for in-process research and development of $18.6 million, for the related deferred income taxes of $(86.4) million, and for a loss on investments of $14.1 million, all of which are non-cash expenses or charges resulting from intangible assets obtained in acquisitions, capital assets purchased in support of our growing business, or the write down in the market value of investments due to market conditions. Additionally, we incurred a one-time marketing charge of $25.0 million associated with our strategic agreement with Bank of America.

         Our investing activities have been significant in fiscal 2001. In the three months ended September 30, 2000, we received $97.2 million of cash in relation to the TransPoint acquisition, which was offset by acquisition expenses totaling $0.4 million in the quarter and another $0.7 million of acquisition expenses in the three months ended December 31, 2000. We capitalized $10.1 million of cash payments and associated costs from the purchase of the electronic billing and payment assets of Bank of America, net of the one-time marketing charge of $25.0 million, which was accounted for above in cash flow from operations. We used cash of $6.2 million for capital expenditures in the three months ended September 30, 2000, $5.7 million in the three months ended December 31, 2000 and $10.3 million in the three months ended March 31, 2001. On a net basis we used $3.5 million of cash for the purchase of investments in the three months ended September 30, 1999, used $72.7 million of cash in the three months ended December 31, 2000 and generated $6.2 million of cash in the three months ended March 31, 2001. Finally, we capitalized software development costs of $1.3 million in the three months ended September 30, 2000, $1.0 million in the three months ended December 31, 2000 and $1.7 million in the three months ended March 31, 2001.

         Our financing activities have been significant in fiscal 2001 as well. We have received $12.6 million of cash from the exercise of warrants, $9.4 million in the three months ended September 30, 2000 and $3.2 million in the three months ended December 31, 2000. We have received another $6.7 million of cash from the exercise of stock options, including associated tax benefits, $1.2 million in the quarter ended September 30, 2000 and $3.4 million in the quarter ended December 31, 2000 and $2.1 million in the quarter ended March 31, 2001. Finally, we received $3.1 million for the purchase of stock through our employee stock purchase plan, $1.4 million in the quarter ended September 30, 2000, $0.8 million in the quarter ended December 31, 2000 and $0.9 million in the quarter ended December 31, 2001. Cash receipts have been offset by payments under capital lease obligations totaling $3.2 million, $2.0 million of which was incurred in the quarter ended September 30, 2000, $0.4 million in the quarter ended December 31, 2000 and $0.8 million in the quarter ended March 31, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  None.

         (b)      REPORTS ON FORM 8-K

         We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CHECKFREE CORPORATION



Date:  May 11, 2001       By:     /s/ David E. Mangum
                                  ---------------------------------------------
                                  David E. Mangum, Executive Vice President
                                  and Chief Financial Officer*
                                  (Principal Financial Officer)




Date: May 11, 2001        By:     /s/ Gary A. Luoma, Jr.
                                  ---------------------------------------------
                                  Gary A. Luoma, Jr., Senior Vice President,
                                  Chief Accounting Officer, and Assistant
                                  Secretary (Principal Accounting Officer)


* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.