Form 10-K
period 2001-06-30
CHECKFREE CORP \GA\
filed 2001-09-27
CIK 949341

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of our Common Stock held by our non-affiliates was approximately $1,050,442,170 on September 14, 2001.

         There were 87,154,357 shares of our Common Stock outstanding on September 14, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Annual Report to Stockholders for the fiscal year ended June 30, 2001 are incorporated by reference in Part II.

         Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                    Page
                                                                                                    ----

                                     PART I
Item 1 Business...................................................................................   3

Item 2. Properties................................................................................  33

Item 3. Legal Proceedings.........................................................................  33

Item 4. Submission of Matters to a Vote of Security Holders.......................................  33


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.................  34

Item 6. Selected Financial Data...................................................................  34

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation......  34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...............................  35

Item 8. Financial Statements and Supplementary Data...............................................  35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  35


                                    PART III

Item 10. Directors and Executive Officers of the Registrant........................................ 36

Item 11. Executive Compensation.................................................................... 36

Item 12. Security Ownership of Certain Beneficial Owners and Management............................ 36

Item 13. Certain Relationships and Related Transactions............................................ 36


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................... 37

Signatures......................................................................................... 42

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

     We provide electronic billing and payment services for over 5.2 million consumers as of June 30, 2001. Our services reach hundreds of sources, either directly or through reseller relationships, including:

     -    9 of the 10 largest U.S. banks;
     -    8 of the top 10 U.S. brokerage firms;
     -    Internet portals;
     -    Internet-based banks;
     -    Internet financial sites like Quicken.com; and
     -    Personal financial management software like Quicken and Microsoft
          Money.

     We have developed contracts with over 1,100 merchants nationwide that allows us to remit approximately 64% of all of our bill payments electronically. We processed over 22 million transactions for the month of June 2001 and, for the year ended June 30, 2001, we processed over 231 million transactions.

     In March 1997, we introduced electronic billing -- "E-Bill" -- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. In March 2001, we introduced the latest version of our electronic billing and payment products, "WebPay for Consumers" (or WebPay 3.2), which provides consumers with the ability to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to send or receive money. As of June 30, 2001, we have 173 billers in production and are delivering nearly 500,000 electronic bills monthly. Additional biller content became available in the fourth quarter of fiscal 2001 through our ability to deliver bills scraped from biller-direct sites, which added six national credit card bills to the 173 bills available through traditional electronic and billing payment services.

     When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically, otherwise, it will be sent by check. If the results are not favorable, the remittance will be sent to the merchant by a draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number are printed on the face of the check. In addition, our processing system is able to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to approximately 64% by June 2001.

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

Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to over 1.1 million as of June 30, 2001.

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

     -    Electronic Funds Transfer.

               Through our Paperless Entry Processing System Plus software, we offer an online, real-time system providing an operational interface for originating and receiving payments through the automated clearinghouse. The automated clearinghouse is a nationwide electronic clearing and settlement system that processes electronically originated credit and debit transfers among participating depository institutions. These electronic transactions are substitutes for paper checks and are typically used for recurring payments like direct deposit payroll payments and corporate payments to contractors and vendors, debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills, and business to business payments. You may obtain additional information on the automated clearinghouse at the Federal Reserve Commission's web site at http://www.federalreserve.gov. We do not maintain a direct connection with the automated clearinghouse, but rather, clear our electronic transactions through KeyBank, N.A., under the terms of an automated clearinghouse agreement.

     -    Reconciliation.

               Through our ReconPlus software, we provide U.S. banks, international banks and corporate treasury operations with automated check and non-check reconciliations in high volume, multi-location environments. Some of the services provided by ReconPlus are automated deposit verification, consolidated bank account reconciliation and cash mobilization, immediate and accurate funds availability data and improved cash control.

     -    Other.

               We also provide software solutions such as regulatory compliance solutions for Form 1099 processing, safe box accounting and other applications.

     During the fiscal year June 30, 2001, Electronic Commerce accounted for 70% of our revenues, Investment Services accounted for 16% of our revenues, and Software accounted for 14% of our revenues.

     Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997, Mobius Group, Inc. in March 1999, BlueGill Technologies, Inc. in April 2000, and MSFDC, L.L.C (TransPoint) in September 2000. In October 2000, we completed the strategic agreement we entered into with Bank of America in April 2000, under which we acquired certain of Bank of America's electronic billing and payment assets.

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

     Over the past seventeen years, we have developed market leading expertise and technological capability to provide electronic commerce solutions with these functionalities.

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

     Infrastructure

     Our infrastructure allows consumers to receive and pay both conventional and electronically presented bills and handle traditional banking transactions electronically. The key components of our infrastructure are:

     -    Connectivity with Merchants.

               We have established electronic connectivity to over 1,100 merchants, which allows us to remit 64% of all of our bill payments electronically. Electronic remittance may be accomplished at a lower cost than remittances using the traditional paper-based method. In addition, electronic remittance significantly reduces payment exceptions and related costs associated with customer care.

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

     -    Connectivity to Billers.

               We believe that our ability to provide consumers with access to electronic bills will substantially spur adoption of the electronic solution. By targeting the largest billers in key industries and in selected population centers, we believe we can provide a significant number of bills to most consumers at their access point of choice. We have electronic bill distribution contracts with 271 billers. To encourage billers to utilize our services, we anticipate funding a portion of some billers' set-up costs.

     -    Experienced Customer Care Staff.


               We have approximately 1,040 trained, experienced customer care and merchant services staff that offer seamless end-to-end customer care. We believe that customer care that provides answers to all the questions that consumers may have about their transactions is a critical component of providing a compelling, easy-to-use solution that consumers will ultimately adopt.

     Distribution

     We believe that consumers are most attracted to an electronic solution that enables them to receive and pay all of their bills at a single site. For many consumers, the site they choose will be their financial institution's website, while others will prefer Internet portals or sites operated by individual merchants. Through contracts with hundreds of sources, we are able to distribute our services to whichever access and aggregation site the consumer prefers. Significant among these contracts are our agreements with:

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

               We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. In fiscal 2000, we began an internal program called the "sigma challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The sigma challenge applies sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness. Small changes in our performance drive significant sigma movements, focusing our attention on critical tasks and peak performance. The sigma challenge is designed to take our quality performance from 99.0%, or 3.8 sigma, where we began our fiscal year 2000, to 99.9%, or 4.6 sigma, by the end of fiscal 2000. A 4.6 sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers or "dial-tone" quality. By the end of fiscal 2000, we fell slightly below our goal by achieving a quality level of
          4.5 sigma. We achieved our goal by achieving 4.6 sigma in fiscal 2001 and now we are working to maintain that level. We expect to derive further operational efficiency and effectiveness by increasing our electronic links with billers, enabling a larger percentage of our consumer transactions to be processed electronically.

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

     We have arrangements with hundreds of sources through which electronic payment services are provided to their customers. The following financial institutions are some of our largest customers of our electronic commerce services, as determined by the number of subscribers:

-        Bank of America;                   -        Merrill Lynch & Co.;
-        Bank One;                          -        U.S. Postal Service;
-        Charles Schwab & Co.;              -        U.S. Bancorp;
-        Chase Manhattan Bank;              -        Wells Fargo; and
-        First Union;                       -        Yahoo.
-        KeyCorp;

This list of our customers is not exhaustive and may not fully represent our customer base.

         Bill Payment and Banking. Our bill payment services enable financial institution and Internet portal customers, as well as direct consumer subscribers to pay bills electronically using a variety of devices like personal computers and touch-tone telephones. Bills paid by consumers using our bill payment services typically include credit card, monthly mortgage and utility bills, but a cornerstone of our services is that we can facilitate electronic payment by consumers to anyone, regardless of whether payment is ultimately made through an electronic or traditional paper method. Consumers can use our services to make any payment electronically from any checking account at any financial institution in the United States. Recurring bills like mortgages can be paid automatically and scheduled in advance, as specified by the consumer. As of June 30, 2001, we had over 5.2 million consumers using our bill payment and home banking services.

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

         Our software products provide systems that range from back office operations to front-end interface with the clients of our customers. Applications include automated clearinghouse origination and processing reconciliation, regulatory compliance and safe deposit box accounting. While we have no pending agreements to dispose of our remaining software businesses, we do receive offers for them from time to time.

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

COMPETITION

         Electronic Commerce

         We face significant competition in all of our customer markets. First, we need to switch billers and consumers from paper bills sent by mail and paid by check to electronic bill presentment and payment. Second, a number of banks have developed, and others may in the future develop, electronic billing and payment services in-house. J.P. Morgan Chase, First Union Corporation and Wells Fargo & Co. are partners in a venture called Spectrum that plans to allow individuals and businesses to receive and pay bills electronically. To the best of our knowledge, Spectrum has done limited electronic presentment of bills, and is developing a "pay anyone" capability in conjunction with Metavante, a division of Marshall and Ilsley Bank Inc. Metavante competes directly with us in providing pay anyone solutions to financial services organizations and has recently completed two acquisitions in an effort to strengthen their competitive position. Mastercard International also offers online bill presentment to enable people to receive and pay bills over the Internet. A number of other relatively small companies also compete with us in electronic bill payment. In addition, we face competition from competitors offering billing and payment services utilizing scan and pay technology. These "scan and pay" companies offer a service whereby a consumer's bill is received by the company, scanned to create an electronic image of the bill, and electronically delivered to the consumer who can elect to pay that bill either by writing a paper check or through an electronic transfer of funds. We believe that our competitors, however, will need to make substantial progress to able to offer electronic commerce services comparable to the services we currently offer to our customers through multiple distribution channels.

         Because the electronic commerce industry is expected to grow substantially in the coming years, we anticipate continued strong competition, but we believe that the increased attention and credibility this competition will bring to the industry may broaden the market and increase the percentage of financial transactions which are effected by electronic means.

         Investment Services

         Competition for portfolio services includes two main segments. We compete with providers of portfolio accounting software like Advent Software, and we also compete with service bureau providers like SunGard Portfolio Solutions and Financial Models Company.

         Software

         The computer application software industry is highly competitive. In the electronic statement creation and financial applications software markets, we compete directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. We believe that there is at least one direct competitor for most of our software products, but no competitor competes with us in all of our software product areas.

         Our product lines also have numerous competitors. The RECON-PLUS product competes with Chesapeake, Driscoll and Geac. Our PEP+ products compete with Transaction Systems Architects, Inc. CheckFree i-Solutions' electronic statement and billing creation software products compete primarily with edocs, Inc, and Avolent Software.

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

         In addition, CheckFree i-Solutions (formerly BlueGill) is expanding into international markets where we may discover new local competitors that have the advantages of existing relationships with customers, local technical support staff, and local language support.

SALES, MARKETING AND DISTRIBUTION

         Our sales, marketing and distribution efforts are designed to maximize access to potential customers. We market and support our services both directly and indirectly through a direct sales and technical sales support force of over 220 employees and, to achieve deeper market penetration, through select distribution alliances with companies which are involved in our target customer markets. In order to foster a better understanding of the needs of our larger bank customers, and to help us respond to identified needs, we employ a number of account managers assigned to specific banks. We solicit billers for our electronic billing and payment services through a regionally assigned sales force.

         In the electronic commerce segment, we offer our services and related products to the nation's largest financial institutions directly through our sales force, and market to smaller institutions through strategic alliances with companies like EDS, Fiserv, Alltel and Equifax. We currently offer substantially all of our services and related products only to the domestic marketplace.

         We also offer our electronic commerce services through Internet portals. We believe that these Internet portals will enhance and speed up the rate of adoption of electronic commerce services by consumers. Part of this strategy contemplates working with Internet portals to offer our services to consumers on a free-trial basis. Initially, this strategy will result in foregone revenue, but we anticipate converting a majority of these new customers to fee-based services at the end of the trial period. Additionally, the distribution of electronic home banking and electronic consumer and business billing and payment services is widened though inclusion or access through front-end personal financial management software, like Quicken, Microsoft Money and Managing Your Money.

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

         An element of our strategy is the creation and maintenance of distribution alliances that maximize access to potential customers for our electronic commerce services and related products. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. To date, we have entered into or are negotiating distribution alliances with several companies, including AT&T, Alltel, EDS, Fiserv, Five Paces, and Home Financial Network. We also have arrangements with SunGard for RECON-PLUS for Windows.

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

         The level and types of services we provide vary by customer market. The customer care group, consisting of approximately 1,040 employees, supports payment inquiry, customer service and technical support and interfaces with the merchant systems group to improve posting efficiencies. Representatives in our business customer care group are individually assigned to business customers in order to provide high-level customer service and technical support. Our consumer care group provides various levels of support that depend upon the customer's requirements. This includes providing direct customer care on a private label basis as well as research and support.

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

         Risk Mitigation. Our patented bill payment processing system determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We manage our risks associated with the use of the various payment clearance systems through risk management systems, internal controls and system security. We also maintain a reserve for these risks, which reserve was $0.6 million at June 30, 2001, and we have not incurred losses in excess of 0.93% of our revenues in any of the past five years. As further protection against losses due to transmission errors, we maintain errors and omissions insurance. See "Business -- Business Risks (The transactions we process expose us to credit risks)" and "-- Business Risks (We may be unable to protect our proprietary technology, permitting competitors to duplicate our products and services)."

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

         We have developed proprietary databases within our client-server system, including a financial institution file that allows accurate editing and origination of automated clearinghouse and paper transactions to financial institutions. We have also developed a merchant information file consisting of over 1 million companies that allows accurate editing and initiation of payments to billers. These databases have been constructed over the past 17 years as a result of our transaction processing experience.

         Platform Integration: The Genesis Project. In 1998, we integrated the existing legacy data processing sites and platforms operated in Columbus, Ohio, Aurora, Illinois, and Austin, Texas, into our central processing site at our headquarters in Norcross, Georgia. We completed the planned migrations of our customers to the new Genesis platform from our Aurora, Illinois and Columbus, Ohio platforms. We have designated this integration the Genesis Project. The integration required extensive investment in hardware and in operating and system software, extensive communications links and systems, as well as redundancy, anomaly monitoring, and off-site backup and recovery. See "Business -- Business Risks (We may experience breakdowns in our payment processing system that could damage customer relations and expose us to liability)."

         In June 2001, we completed the migration of the customers acquired in the TransPoint acquisition to the Genesis platform. Further, we have begun the migration of customers acquired pursuant to the strategic agreement with Bank of America to the Genesis platform and expect to complete that migration by December 2001, with the migration of the Austin platform to follow in early 2002. We intend to operate two legacy platforms: the Austin, platform and Bank of America's California platform, without substantial disruption until all of our customers have been migrated to the Genesis platform.

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

         Sigma Challenge. In fiscal 2000, we began an internal program called the "sigma challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The sigma challenge applies sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness. Small changes in our performance drive significant sigma movements, focusing our attention on critical tasks and peak performance. The sigma challenge was designed to take our quality performance from 99.0%, or 3.8 sigma, where we began our fiscal year 2000, to 99.9%, or 4.6 sigma, by the end of fiscal 2000. A 4.6 sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers or "dial-tone" quality. By the end of fiscal 2000, we fell slightly below our goal by achieving a quality level of 4.5 sigma. We achieved our goal by achieving 4.6 sigma in fiscal 2001 and now we are working to maintain that level.

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

         We believe that in the emerging electronic commerce market it will be critical to rapidly develop, test and offer new services and enhancements. To that end, our goal for the time period from conceptualization to commercial availability of new services is less than one year. As of June 30, 2001, our research and development group consisted of approximately 680 employees. Additionally, we use independent third party software development contractors as needed. We spent 8.4% of revenues during the fiscal year ended June 30, 1999, 11.5% of revenues during the fiscal year ended June 30, 2000 and 12.8% of revenues during the fiscal year ended June 30, 2001 on research and development. These research and development expenditures have been reduced for capitalized software development costs of $1.3 million in the six-month transition period ended June 30, 1996, none in the fiscal year ended June 30, 1997, $0.7 million in the fiscal year ended June 30, 1998, $7.4 million in the fiscal year ended June 30, 1999, $7.9 million for the fiscal year ended June 30, 2000 and $3.5 million for the fiscal year ended June 30, 2001. We anticipate that we will continue to commit substantial resources to research and development activities for the foreseeable future.

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

PROPRIETARY RIGHTS

          We own the following federally registered trademarks and service marks:

-        BANK STREET(R)                                                 -        M-PLAN(R)
-        BLUEGILL Logo (Miscellaneous                                   -        M-PREPS(R)
         Design)(R)                                                     -        MPREPS(R)
-        CAPS CORPORATE AUTOMATED PAYMENTS SYSTEM(R)                    -        M-SEARCH(R)
-        CEC CENTER FOR ELECTRONIC COMMERCE and Design(R)               -        MSEARCH(R)
-        CHECKFREE(R)                                                   -        M-VEST(R)
-        CHECKFREE and Design(R)                                        -        MWATCH(R)
-        CHECKFREE (Stylized Letters)(R)                                -        M-WATCH(R)
-        CHECKFREE-BILL and Design(R)                                   -        NETWORK BANKER(R)
-        CHECKFREE EASY(R)                                              -        OMNI(R)
-        CHECKFREE ELECTRIC MONEY(R)                                    -        PAWWS(R)
-        CHECKFREE EXTRA(R)                                             -        PAWTRACKS(R)
-        CHECKFREE FREES YOU FROM                                       -        PEP+(R)
         CHECKS(R)                                                      -        PEP PAPERLESS ENTRY PROCESSING(R)
-        CHECKFREE MANAGER(R)                                           -        PODIUM(R)
-        CHECKFREE WALLET(R)                                            -        PTT(R)
-        CLUB HOOCH(R)                                                  -        SBA(R)
-        DECISION MANAGER(R)                                            -        SERVANTIS SYSTEMS(R)
-        INTEGRATED DECISION                                            -        STYLE ANALYSIS PLUS(R)
         MANAGER(R)                                                     -        THE WAY MONEY MOVES and Design(R)
-        M-VEST(R)                                                      -        TRANSPORT(R)
-        MOBIUS GROUP and Design(R)                                     -        TST(R)
-        MOBIUS(R)(Stylized)                                            -        VAULT(R)


         We also own the following foreign service mark registrations in New
Zealand:

-        CHEQUEFREE                                                     -        CHECKFREE


         Additionally, the following trademark/service mark applications have been filed in the United States:

-        CHECKFREE E-BILL(SM)                                            -        CHECKFREE PAYANYONE PHONE SM
-        CHECKFREE E-CLUB (SM)                                           -        CHECKFREE PAYANYONE WIRELESSSM
-        CHECKFREE E-MONEY (SM)                                          -        KINGS OF WRAP SM
-        CHECKFREE I-BANKER(TM)                                          -        MARKET DIRECT SM
-        CHECKFREE I-BROKER(TM)                                          -        M-PLAN(TM)
-        CHECKFREE I-INSURANCE(TM)                                       -        MISSINGCUSTOMERSSM
-        CHECKFREE I-TELCO(TM)                                           -        MYBILLS.COMSM
-        CHECKFREE I-UTILITY(TM)                                         -        RCM SOLUTIONS SM
-        CHECKFREE PAYANYONE (SM)                                        -        VALID SM
-        CHECKFREE PAYANYONE WEB (SM)

We have also applied to register the following mark internationally:

-        BLUEGILL Logo (Canada)

          We are also the owner of a multitude of domain name registrations, including:


-        billdelivery.com                    -        missingcustomer.org
-        billercare.com                      -        missingcustomers.com
-        billme.com                          -        missingcustomers.net
-        check-free.com                      -        missingcustomers.org
-        checkfree.com                       -        mybills.com
-        checkfree-ecx.com                   -        mybills.net
-        checkfreeva.com                     -        mybills.org
-        custcare.com                        -        paybills.org
-        ficare.com                          -        paymybills.org
-        fortracs.com                        -        paythebill.com
-        getbills.com                        -        rcm2001.com
-        missingcustomer.com                 -        stockcontrol.com
-        missingcustomer.net                 -        cfree.com


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

EMPLOYEES

         As of September 1, 2001, we employed approximately 3,300 full-time employees, including approximately 1,080 in systems and research and development, including software development, approximately 1,040 in customer care, and approximately 1,180 in sales and marketing, administration, financial control, corporate services, and human resources. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified technical, management, marketing, business development and sales personnel.

BUSINESS RISKS

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ended June 30, 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

         During fiscal 2001, we closed the following transactions which, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ended June 30, 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf:

     - on September 1, 2000, we consummated our acquisition of TransPoint, a joint venture among Microsoft Corporation, First Data Corporation, Citibank, N.A., and their subsidiaries, pursuant to a merger agreement originally executed on February 15, 2000, whereby Microsoft, First Data, and Citibank received 17,000,000 shares of our common stock; and

     - on September 28, 2000 we consummated a strategic agreement with Bank of America, N.A., whereby Bank of America perceived 10,000,000 restricted shares of our common stock and performance-based warrants for the right to acquire an additional 10,000,000 shares of our common stock.

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

WE HAVE NOT OPERATED PROFITABLY IN THE PAST AND EXPECT TO EXPERIENCE NET LOSSES IN THE FUTURE.

         We have not consistently operated profitably to date. Since our inception, our accumulated losses have totaled approximately $689,455,000. We incurred:

     - a loss from operations of $3.7 million and net income of $10.5 million for the fiscal year ended June 30, 1999;

     - a loss from operations of $43.4 million and a net loss of $32.3 million for the fiscal year ended June 30, 2000; and

     - a loss from operations of $464.7 million and a net loss of $363.1 million for the fiscal year ended June 30, 2001.

         We anticipate having a net loss from operations in fiscal 2002 and may experience net losses and may not be able to sustain or increase our profitability in the future. For the fiscal year ended June 30, 2001, we invested over $55.6 million in research and development and over $90.2 million, including a one-time charge of $25.0 million related to our strategic agreement with Bank of America, in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact your investment in our business and limit our ability to pay dividends in the future to our stockholders.

OUR FUTURE PROFITABILITY DEPENDS ON UPON OUR ABILITY TO IMPLEMENT OUR STRATEGY SUCCESSFULLY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

         Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2002 in programs designed to:

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

COMPETITIVE PRESSURES WE FACE MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

         Electronic commerce is new and evolving rapidly, resulting in a dynamic competitive environment. We face significant competition in our each of our business units, Electronic Commerce, Investment Services and Software businesses. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, we expect competition to persist, increase and intensify in the future. First, we need to switch billers and consumers from paper bills sent by mail and paid by check to electronic bill presentment and payment. Second, a number of banks have developed, and others may in the future develop, electronic billing and payment services in-house. J.P. Morgan Chase, First Union Corporation and Wells Fargo & Co. are partners in a venture called Spectrum that plans to allow individuals and businesses to receive and pay bills electronically. To the best of our knowledge, Spectrum has done limited electronic presentment of bills, and is developing a "pay anyone" capability in conjunction with Metavante, a division of Marshall and Ilsley Bank Inc. Metavante competes directly with us in providing pay anyone solutions to financial services organizations and has recently completed two acquisitions in an effort to strengthen their competitive position. Mastercard International also offers online bill presentment to enable people to receive and pay bills over the Internet. A number of other relatively small companies also compete with us in electronic bill payment. In addition, we face competition from competitors offering billing and payment services utilizing scan and pay technology. These "scan and pay" companies offer a service whereby a consumer's bill is received by the company, scanned to create an electronic image of the bill, and electronically delivered to the consumer who can elect to pay that bill either by writing a paper check or through an electronic transfer of funds We cannot assure you that we will be able to compete effectively against financial institutions, Spectrum, MasterCard, billers directly delivering bills to their customers, scan and pay companies or other current and future electronic commerce competitors.

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

SOME OF OUR CUSTOMERS MAY COMPETE AGAINST US THAT MAY RESULT IN A LOSS OF
REVENUE.

         From time to time, some of our customers may compete against us that may have a material adverse effect on our revenues and results of operations. For example, in June 1999, J.P. Morgan Chase, First Union Corporation and Wells Fargo & Co. announced the formation of Spectrum that will allow individuals and businesses to receive and pay bills electronically. Other of our significant customers may in the future decide to compete against us and such competition may have a material adverse affect on our business and financial results.

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

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE SERVICES, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

         We rely on our contracts with financial institutions, businesses, billers, Internet portals and other third parties like Intuit Inc. to provide branding for our electronic commerce services and to market our services to their customers. None of these third parties accounted for more than 11% of our total revenue for the year ended June 30, 2000 or for the year ended June 30, 2001. These contracts are an important source of the growth in demand for our electronic commerce services. If any of these third parties abandon, curtail or insufficiently increase its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT UPON A SMALL NUMBER OF FINANCIAL INSTITUTION CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR SUBSCRIBERS.

         We rely on our contracts with three key financial institutions for a substantial portion of our subscriber base and the volume of electronic transactions that we process. As of June 30, 2001, these three financial institutions accounted for approximately 2.6 million subscribers, or approximately 50% of our total subscriber base. No single customer, however, accounts for more than 11% of our revenues. The loss of the contract with any of these key financial institutions or a significant decline in the number of transactions processed through them could have a material adverse effect on our business, financial condition and results of operations.

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

OUR FUTURE PROFITABILITY DEPENDS ON AN INCREASE IN THE PROPORTION OF TRANSACTIONS WE PROCESS ELECTRONICALLY.

         If we are unable to increase the percentage of transactions that we process electronically, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. We processed electronically 49% of our transactions for the year ended June 30, 1999, 58% of the transactions for the year ended June 30, 2000 and 64% of our transactions for the year ended June 30, 2001. Our future profitability will depend, in part, on our ability to increase the percentage of transactions we process electronically. Compared with conventional paper-based transactions, electronic transactions:

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

THE TRANSACTIONS WE PROCESS EXPOSE US TO CREDIT RISKS.

         Any losses resulting from returned transactions, merchant fraud or erroneous transmissions could result in liability to financial institutions, merchants or subscribers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic and conventional paper-based transactions we process expose us to credit risks. These include risks arising from returned transactions caused by:

-        insufficient funds;                 -        closed accounts;
-        unauthorized use;                   -        theft;
-        stop payment orders;                -        frozen accounts; and
-        payment disputes;                   -        fraud.



         We are also exposed to credit risk from merchant fraud and erroneous transmissions.

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

         A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. To successfully operate our business, we must be able to protect our payment processing and other systems from interruption by events that are beyond our control. For example, our system may be subject to loss of service interruptions caused by hostile third parties similar to those experienced by many companies operating Internet websites during February 2000 or other instances of deliberate system sabotage. Other events that could cause system interruptions include:

-        fire;                             -     power loss;
-        natural disaster;                 -     telecommunications failure;
-        unauthorized entry; and           -     computer viruses.

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

OUR INABILITY TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

         We have experienced rapid growth in our revenues, from $76.8 million in the twelve months ended June 30, 1996 to $433.3 million in the fiscal year ended June 30, 2001, and we intend to continue to grow our business significantly. To support our growth plans, we will have to significantly expand our existing management, operational, financial and human resources and management information systems and controls. If we are not able to manage our growth successfully, we will not grow as planned which could have a material adverse effect on our business, financial condition and results of operations.

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

         Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy, reverse engineer or otherwise obtain and use our technology without authorization. In addition, the laws of some countries in which we sell our products do not protect software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could have a material adverse effect on our business, financial condition and results of operations.

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND MAY NOT ACCURATELY PREDICT OUR FUTURE PERFORMANCE.

         Our quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     -    changes in our pricing policies or those of our competitors;
     -    relative rates of acquisition of new customers;
     -    seasonal patterns;
     - delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and o other changes in operating expenses, personnel and general economic conditions.

         As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK HAS BEEN VOLATILE SINCE DECEMBER 31, 2000.

         Since December 31, 2000, our stock price has been extremely volatile, trading at a high of $57.25 per share and a low of $15.55 per share for the period. The volatility in our stock price has been caused by:

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

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         The availability for future sale of a substantial number of shares of our common stock in the public market, or issuance of common stock upon the exercise of stock options, warrants or conversion of the notes or otherwise could adversely affect the market price for our common stock. As of September 14, 2001, we had outstanding 87,154,357 shares of our common stock, of which 55,786,564 shares of our issued and outstanding common stock were held by nonaffiliates. The holders of the remaining 31,368,793 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of September 1, 2001, we had an additional 23,934,323 shares of our common stock available for future sale, including:

     - outstanding options to purchase 7,977,621 shares of our common stock, of which options for 2,901,689 shares were fully vested and exercisable at an average weighted exercise price of approximately $28.24 per share;
     - issued warrants to purchase 12,450,000 shares of our common stock, of which warrants for 1,525,000 shares were fully vested and exercisable at a weighted exercise price of approximately $20.81 per share;
     - up to 522,915 shares available for issuance under our Associate Stock Purchase Plan;
     -    up to 627,230 shares available for issuance under our 401(k) Plan; and
     - up to 2,356,557 shares of our common stock issuable upon conversion of the notes.

         As of September 1, 2001, the following entities hold shares or warrants to purchase shares of our common stock in the following amounts:

     -    Microsoft Corporation, which holds 8,567,250 shares;
     -    First Data Corporation, which holds 6,567,250 shares;
     - The former members of Integrion Financial Network, L.L.C. collectively hold warrants to purchase up to 1,500,000 shares which are fully vested and exercisable;
     - Bank One, which holds 250,000 shares and warrants to purchase 1,000,000 shares and may be entitled to receive warrants to purchase up to 2,000,000 additional shares, none of which are vested or exercisable; and
     - Bank of America, which holds 10,000,000 shares and warrants to purchase up to 10,000,000 shares, which warrants are not currently vested.

         Each of Bank One and Bank of America may be entitled to registration rights. If Integrion, Bank One or Bank of America, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.

         We also agreed with Microsoft, First Data and Citibank to file a shelf registration statement that would allow continuous resales of the shares that they will receive on the closing date of the acquisition. Although Microsoft and First Data are be limited in their ability to transfer their shares of our common stock during the next two years pursuant to stockholder agreements with us, they will be able to transfer significant portions of their common stock in the future in both registered and unregistered sales. Beginning on September 1, 2001, Microsoft, First Data and Citibank may sell up to the greater of one percent of our average weekly trading volume or one percent of our outstanding common stock in reliance on registration exemptions. In addition, Microsoft and First Data are permitted to a limited extent to engage in hedging transactions with respect to our common stock. Sales of substantial amounts of our common stock by either Microsoft or First Data, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

         Beginning on September 28, 2001, Bank of America may be able to sell up to the greater of one percent of our average weekly trading volume or one percent of our outstanding common stock in reliance on registration exemptions. Sales of substantial amounts of our common stock by Bank of America, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

         In addition, both the commercial alliance agreement with Microsoft and the marketing agreement with First Data, each of which we executed in connection with the closing of the TransPoint acquisition, both allow the termination of the agreement by Microsoft or First Data, as the case may be, under specific change of control circumstances. If either Microsoft or First Data terminates under these circumstances, we will lose a portion of the future revenue guarantees under the applicable agreement. This potential termination event could discourage third parties from acquiring us.

WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

         At September 1, 2001, our directors, executive officers and principal stockholders and their affiliates collectively owned approximately 36% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

RISKS OF OUR RECENT ACQUISITIONS.

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF THE TRANSPOINT MERGERS AND THE STRATEGIC AGREEMENT WITH BANK OF AMERICA.

         The success of the TransPoint mergers and the strategic agreement with Bank of America will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining our business with the TransPoint business and Bank of America's electronic billing and payment assets. To realize the anticipated benefits of these combinations, our management team must develop strategies and implement a business plan that will:

     - effectively combine TransPoint's electronic billing and payment services with our services;
     - effectively combine Bank of America's electronic billing and payment assets with our assets and services;
     - successfully use the anticipated opportunities for cross-promotion and sales of the products and services of CheckFree, TransPoint and Bank of America;
     - successfully retain and attract key employees of the combined company, including operating management and key technical personnel, during a period of transition and in light of the competitive employment market; and
     - while integrating the combined company's operations, maintain adequate focus on our core businesses in order to take advantage of competitive opportunities and to respond to competitive challenges.

         If our management team is not able to develop strategies and implement a business plan that achieves any these objectives, we may not realize the anticipated benefits of the TransPoint and Bank of America acquisitions. In particular, anticipated growth in revenue, earnings before interest, taxes, depreciation, and amortization, or "EBITDA," and cash flow may not be realized, which would have an adverse impact on us and the market price of our common stock.

WE ARE REQUIRED TO AMORTIZE GOODWILL AND OTHER INTANGIBLE ASSETS THAT WILL CAUSE OUR EARNINGS PER SHARE TO DECREASE.

         We accounted for the BlueGill and TransPoint mergers using the purchase method, which has caused us, and will continue to cause us, to record charges to our earnings that will decrease our earnings per share. In connection with the BlueGill merger we carried a balance of goodwill and other intangible assets of $164,143,002 as of June 30, 2001 and expect our resulting amortization expense to be approximately $44,725,000 for the fiscal year ended June 30, 2002. In connection with the TransPoint merger we carried a balance of goodwill and other intangible assets of $1,239,779,544 as of June 30, 2001 and expect our resulting amortization expense to be approximately $339,260,000 for the fiscal year ended June 30, 2002.

         As a result of our purchase of the electronic billing and payment assets of Bank of America we carried an intangible asset balance of $236,922,120 as of June 30, 2001 and expect our resulting amortization expense to be approximately $29,830,000 for the fiscal year ended June 30, 2002.

         Additionally, because we issued shares of our common stock in connection with both the merger agreements and the asset purchase agreement, and since historically BlueGill and TransPoint have not been profitable, the BlueGill and TransPoint mergers and related TransPoint commercial transactions and the Bank of America asset purchase agreement may cause our earnings per share to decrease. A drop in our earnings per share could have a negative impact on the market price of our common stock. Analysts and investors carefully review a company's earnings per share and often base investment decisions on a company's earnings per share.

         In July 2001 the Financial Accounting Standards Board (FASB) issued FAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill and other intangible assets. Once adopted, goodwill will no longer be subject to amortization over its estimated useful life but will be subject to at least an annual assessment for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS becomes effective for us on July 1, 2002. While we are still assessing the impact of all the statement provisions on our financial position and results of operations, based on our review to date we expect to have a balance of goodwill of approximately $624,000,000 at June 30, 2002, which we will no longer be required to amortize. This will result in a reduction of goodwill amortization expense of approximately $200,000,000 per year for fiscal years 2003, 2004 and 2005.

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

THE MARKETING AGREEMENT WITH FIRST DATA AND THE COMMERCIAL ALLIANCE AGREEMENT WITH MICROSOFT WILL LIMIT THE FLEXIBILITY OF OUR MANAGEMENT.

         The marketing agreement we executed with First Data requires us to purchase payment processing and other products from First Data under specified circumstances, even if our management has other reasons for choosing a different supplier. In addition, the commercial alliance agreement with Microsoft requires the development of our products that are used with products made by Microsoft to conform to specified standards. Accordingly, as a result of these agreements with Microsoft and First Data, our management's flexibility to make business decisions will be limited in various respects.

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

ANTI-TAKEOVER PROVISIONS IN THE TRANSPOINT COMMERCIAL AGREEMENTS MAY MAKE A CHANGE IN CONTROL OF OUR COMPANY MORE DIFFICULT.

         Both the commercial alliance agreement with Microsoft and the marketing agreement with First Data allow the termination of the agreement by Microsoft or First Data, as the case may be, under specific change of control circumstances. If either Microsoft or First Data terminates under these circumstances, we will lose a portion of the future revenue guarantees under the applicable agreement. These potential termination events could discourage third parties from acquiring us.

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

ITEM 2.  PROPERTIES.

         We lease the following office facilities:

-        approximately 229,000 square feet in Norcross, Georgia;
-        approximately 150,000 square feet in Dublin, Ohio;
-        approximately 100,000 square feet in Phoenix, Arizona;
-        approximately 77,706 square feet in Aurora, Illinois;
-        approximately 45,000 square feet in Houston, Texas;
-        approximately 33,000 square feet in Jersey City, New Jersey
-        approximately 32,000 square feet in Austin, Texas;
-        approximately 30,000 square feet in Ann Arbor, Michigan;
-        approximately 29,000 square feet in Waterloo, Ontario, Canada;
-        approximately 26,000 square feet in Owings Mills, Maryland;
-        approximately 26,000 square feet in San Francisco, California;
-        approximately 21,000 square feet in Newark, New Jersey;
-        approximately 15,000 square feet in Chicago, Illinois;
-        approximately 5,000 square feet in San Diego, California; and

-        approximately 2,000 square feet in Boston Massachusetts.

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

                                                              COMMON STOCK

                                                                 PRICE
                                                                 -----
FISCAL PERIOD                                            HIGH            LOW
-------------                                            ----            ---
FISCAL 2000
First Quarter....................................        $ 44.25      $ 23.13
Second Quarter...................................        $107.50      $ 34.00
Third Quarter....................................        $125.63      $ 55.77
Fourth Quarter...................................        $ 70.75      $ 28.50

FISCAL 2001
First Quarter....................................        $ 70.88      $ 34.50
Second Quarter...................................        $ 62.50      $ 33.50
Third Quarter....................................        $ 57.25      $ 25.38
Fourth Quarter...................................        $ 43.15      $ 24.06

FISCAL 2002
First Quarter (through September 20, 2001)......         $ 39.68      $ 15.50

         On September 20, 2001, the last reported bid price for our common stock on the Nasdaq National Market was $16.99 per share. As of September 14, 2001, there were approximately 688 holders of record of our common stock.

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

          During the past fiscal year, we have issued the following unregistered securities shares of our common stock:

                         TYPE OF        NUMBER           UNDERWRITER /                                     EXEMPTION
      DATE             SECURITIES       OF SHARES          PURCHASER               CONSIDERATION            CLAIMED
------------------    --------------    ----------    --------------------    ------------------------    ------------
  September 28,       common stock      10,000,000      Bank of America        Certain electronic         Section 4(2)
      2000                                                                     billing and payment
                                                                                assets of Bank of
                                                                                     America

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         With the acquisition of BlueGill in April 2000, we obtained operations in Canada and recently opened offices in the United Kingdom, Singapore and Australia. As a result, we now have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the start up nature of each of these operations, however, we currently utilize the U.S. dollar as the functional currency for all international operations. As these operations begin to generate sufficient cash flow to provide for their own cash flow requirements, we will convert to local currency as the functional currency in each related operating unit as appropriate. Because we utilize the U.S. dollar as the functional currency and due to the immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

         While our international sales represented less than 2% of our revenue for the year ended June 30, 2001, we now market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

         Our exposure to interest rate risk is limited to the yield we earn on invested cash, cash equivalents and investments and interest based revenue earned on products such as our account balance transfer business. Our convertible debt carries a fixed rate, as do any outstanding capital lease obligations. Although our Investment Policy currently prohibits the use of derivatives for trading or hedging purposes, we believe that our limited interest rate risk currently does not warrant the use of such instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Our consolidated balance sheets as of June 30, 2000 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999, 2000 and 2001 and the notes to the financial statements, together with the independent auditors' report thereon appear in our Annual Report and are incorporated herein by reference.

          Our Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy Statement relating to our 2001 Annual Meeting of Stockholders to be held on November 7, 2001 and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements appearing in our 2001 Annual Report of Stockholders are incorporated herein by reference:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 2000 and 2001.

                  Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001.

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2001.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001.

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

                  (3)      Exhibits:

      EXHIBIT                                                     EXHIBIT
      NUMBER                                                    DESCRIPTION
      ------                                                    -----------

         2(a) Agreement and Plan Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree Corporation (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (333-32644) and incorporated herein by reference.)

         2(b) Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Exhibit 2(c) of the Registration Statement on Form S-4 (333-32644) and incorporated herein by reference.)

       2(c) Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company's Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, and incorporated herein by reference).

       3(a) Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

       3(b) Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company's Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

       3(c) By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

       3(d) Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company's Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

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

       10(r) Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

       10(s) Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

       10(t) Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

       10(u) Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference).**

       10(v) Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference).**

       10(w) Amendment No. 2 to the Rights Agreement, dated September 30, 2000, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 99 to Current Report on Form 8-K, dated September 30, 2001, filed with the Securities and Exchange Commission on October 3, 2000 and incorporated herein by reference).

        10(x) CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

        13        *        Portions of the Annual Report to Stockholders for the
                           year ended June 30, 2001.

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

         (b)      REPORTS ON FORM 8-K.

                  We filed no Current Reports on Form 8-K since March 31, 2001.

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

                                   CHECKFREE CORPORATION

Date: September 26, 2001           By:   /s/ DAVID E. MANGUM
                                      -----------------------------------------
                                         David E. Mangum, Executive Vice
                                         President and Chief Financial
                                         Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 26th day of September, 2001.



            Signature                                          Title
        *Peter J. Kight                      Chairman of the Board and Chief Executive Officer
----------------------------------------     (Principal Executive Officer)
         Peter J. Kight


        *David E. Mangum                     Executive Vice President and Chief
----------------------------------------     Financial Officer
         David E. Mangum                     (Principal Financial Officer)


        *Gary A. Luoma, Jr.                  Senior Vice President and Chief Accounting
----------------------------------------     Officer
         Gary A. Luoma, Jr.                  (Principal Accounting Officer)


        *William P. Boardman                 Director
---------------------------------------
         William P. Boardman

        *James D. Dixon                      Director
----------------------------------------
         James D. Dixon

        *Henry C. Duques                     Director
----------------------------------------
         Henry C. Duques

        *Mark A. Johnson                     Director
---------------------------------------
         Mark A. Johnson

        *Lewis C. Levin                      Director
---------------------------------------
         Lewis C. Levin

        *Eugene F. Quinn                     Director
---------------------------------------
         Eugene F. Quinn

        *Jeffrey M. Wilkins                  Director
---------------------------------------
         Jeffrey M. Wilkins

*By: /s/ Curtis A. Loveland
    -----------------------------------
         Curtis A. Loveland,
         Attorney-in-Fact