Form 10-K/A
period 2001-06-30
CHECKFREE CORP \GA\
filed 2001-09-28
CIK 949341

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

                          AMENDMENT NO. 1 TO FORM 10-K

         This amendment no. 1 to Form 10-K is being filed as the information provided on the depreciation and amortization line of the Company's Consolidated Statements of Income was transposed. The correct numbers appear in the attached Consolidated Statements of Income, which is attached as Exhibit 13 hereto.

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

                                   CHECKFREE CORPORATION


Date: September 28, 2001           By:   /s/ DAVID E. MANGUM
                                      -----------------------------------------

                                         David E. Mangum, Executive Vice
                                         President and Chief Financial
                                         Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 28th day of September, 2001.



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