Form 10-K/A
period 2001-06-30
CHECKFREE CORP \GA\
filed 2001-10-04
CIK 949341

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               FORM 10-K/A No. 2


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

                          AMENDMENT NO. 2 TO FORM 10-K

         This amendment no. 2 to Form 10-K is being filed as a filing error was made relating to Exhibit 13. A revised Exhibit 13 is attached hereto in its entirety.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHECKFREE CORPORATION


Date: October 4, 2001              By:   /s/ DAVID E. MANGUM
                                      -----------------------------------------
                                         David E. Mangum, Executive Vice
                                         President and Chief Financial
                                         Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 4th day of October, 2001.



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