Form 10-Q
period 2001-09-30
CHECKFREE CORP \GA\
filed 2001-11-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934
For the quarterly period ended September 30, 2001
                                               OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934
For the transition period from                     to
                               ---------------------    ------------------------

                         Commission file number: 0-26802

                              CHECKFREE CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   58-2360335
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 87,213,150 shares of Common Stock, $.01 par value, were outstanding at November 9, 2001.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                             3
                           June 30, 2001 and September 30, 2001

                      Condensed Consolidated Statements of                              4
                           Operations For the Three Months Ended
                           September 30, 2000 and 2001

                      Condensed Consolidated Statements of                              5
                           Cash Flows For the Three Months Ended
                           September 30, 2000 and 2001

                      Notes to Interim Condensed Consolidated Unaudited                 6
                           Financial Statements For the Three Months
                           Ended September 30, 2000 and 2001

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                              9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                   N/A

         Item 2.  Changes in Securities and Use of Proceeds.                           N/A

         Item 3.  Defaults Upon Senior Securities.                                     N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                 N/A

         Item 5.  Other Information.                                                   N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                    19

         Signatures.                                                                   20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,         SEPTEMBER 30,
                                                                                   2001               2001
                                                                             ---------------     ---------------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
     Cash and cash equivalents ....................................             $   124,122        $   116,778
     Investments ..................................................                  35,930             66,102
     Accounts receivable, net .....................................                  88,818             85,457
     Prepaid expenses and other assets ............................                   8,681              8,861
     Deferred income taxes ........................................                  13,725             10,034
                                                                                -----------        -----------
         Total current assets .....................................                 271,276            287,232
Property and equipment, net .......................................                 109,226            107,448
Other assets:
     Capitalized software, net ....................................                 187,021            166,752
     Goodwill, net ................................................                 820,169            770,643
     Strategic agreements, net ....................................                 643,212            612,232
     Other intangible assets, net .................................                  47,118             38,399
     Investments ..................................................                  96,042             63,596
     Other noncurrent assets ......................................                   9,889              9,788
                                                                                -----------        -----------
         Total other assets .......................................               1,803,451          1,661,410
                                                                                -----------        -----------
              Total ...............................................             $ 2,183,953        $ 2,056,090
                                                                                ===========        ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................             $    19,084        $    16,520
     Accrued liabilities ..........................................                  60,090             50,073
     Current portion of long-term obligations .....................                   4,528              3,584
     Deferred revenue .............................................                  44,913             41,822
                                                                                -----------        -----------
         Total current liabilities ................................                 128,615            111,999
Accrued rent and other ............................................                   4,758              3,919
Deferred income taxes .............................................                 141,853            114,501
Obligations under capital leases - less current portion ...........                   4,041              3,747
Convertible subordinated notes ....................................                 172,500            172,500
Stockholders' equity:
     Preferred stock- 50,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding .........................                    --                 --
     Common stock- 500,000,000 authorized shares, $.01 par value;
         issued 92,472,299 and 92,754,035 shares, respectively;
         outstanding 86,928,475 and 87,210,211 shares, respectively                     869                872
     Additional paid-in-capital ...................................               2,420,957          2,427,124
     Accumulated deficit ..........................................                (689,455)          (778,402)
     Unearned compensation ........................................                    (185)              (170)
                                                                                -----------        -----------
         Total stockholders' equity ...............................               1,732,186          1,649,424
                                                                                -----------        -----------
              Total ...............................................             $ 2,183,953        $ 2,056,090
                                                                                ===========        ===========


  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      ---------------------------
                                                          2000            2001
                                                      -----------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Processing and servicing ......................    $  76,159     $ 100,923
     License Fees ..................................        5,047         4,061
     Maintenance Fees ..............................        4,647         6,139
     Other .........................................        4,904         5,552
                                                        ---------     ---------
         Total revenues ............................       90,757       116,675

Expenses:
     Cost of processing, servicing and support .....       53,072        68,162
     Research and development ......................       13,918        14,724
     Sales and marketing ...........................       14,304        15,005
     General and administrative ....................       11,492        11,626
     Depreciation and amortization .................       55,734       119,203
     In-process research and development ...........       18,600            --
                                                        ---------     ---------
         Total expenses ............................      167,120       228,720
                                                        ---------     ---------
Loss from operations................................      (76,363)     (112,045)
Interest, net ......................................          325          (529)
                                                        ---------     ---------
Loss before income taxes ...........................      (76,038)     (112,574)
Income tax benefit .................................      (17,680)      (23,627)
                                                        ---------     ---------
Net loss ...........................................    $ (58,358)    $ (88,947)
                                                        =========     =========

Basic earnings (loss) per share:
     Net income (loss) per common share ............    $   (0.91)    $   (1.02)
                                                        =========     =========
     Equivalent number of shares ...................       64,216        87,090
                                                        =========     =========
Diluted earnings (loss) per share:
     Net income (loss) per common share ............    $   (0.91)    $   (1.02)
                                                        =========     =========
     Equivalent number of shares ...................       64,216        87,090
                                                        =========     =========


  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ----------------------
                                                                                  2000          2001
                                                                                ---------    ---------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
     Net loss ...........................................................       $ (58,358)   $ (88,947)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Write-off of in-process research and development ...................          18,600         --
     Depreciation and amortization ......................................          55,734      119,203
     Deferred income tax provision ......................................         (17,680)     (23,627)
     Purchases of investments - Trading .................................          (2,943)        --
     Proceeds from maturities and sales of investments, net - Trading ...           2,823         --
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable ............................................          (7,324)       3,361
         Prepaid expenses and other .....................................           1,616         (147)
         Other noncurrent assets ........................................             170          109
         Accounts payable ...............................................           7,486       (2,564)
         Accrued liabilities and other ..................................           2,381       (5,479)
         Deferred revenue ...............................................           3,785       (3,091)
         Income tax accounts.............................................            (227)         (44)
         Accrued rent and other..........................................             (13)          (2)
                                                                                ---------    ---------
              Net cash provided by (used in) operating activities .......           6,050       (1,228)
Cash flows from investing activities:
     Purchase of property and software...................................          (6,177)      (6,774)
     Capitalization of software development costs........................          (1,349)      (1,199)
     Cash and cash equivalents from business acquired, net of
       acquisition costs ................................................          96,840         --
     Purchase of investments - Held to maturity..........................          (3,909)      (1,545)
     Proceeds from maturities and sales of investments - Held to maturity             392        3,819
                                                                                ---------    ---------
              Net cash provided by (used in) investing activities .......          85,797       (5,699)
Cash flows from financing activities:
     Principal payments under capital lease obligations..................          (2,006)      (2,138)
     Proceeds from stock options exercised ..............................           1,225          202
     Proceeds from employee stock purchase plan .........................           1,358        1,519
     Proceeds from the sale of stock and exercise of warrants ...........           9,421         --
                                                                                ---------    ---------
              Net cash provided by (used in) financing activities .......           9,998         (417)
                                                                                ---------    ---------
Net increase (decrease) in cash and cash equivalents ....................         101,845       (7,344)
Cash and cash equivalents:
     Beginning of period ................................................         128,074      124,122
                                                                                ---------    ---------
     End of period ......................................................       $ 229,919    $ 116,778
                                                                                =========    =========


  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001


1.       INTRODUCTION

         The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 2000 and 2001 are not necessarily indicative of the results for the full year.

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

2.       EARNINGS PER SHARE

         The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):


                                                           FOR THE THREE MONTHS ENDED
                       -------------------------------------------------------------------------------------------------
                                     SEPTEMBER 30, 2000                                 SEPTEMBER 30, 2001
                       -----------------------------------------------     ---------------------------------------------
                                                              PER-                                             PER
                            LOSS              SHARES          SHARE            LOSS             SHARES         SHARE
                         (NUMERATOR)       (DENOMINATOR)      AMOUNT        (NUMERATOR)      (DENOMINATOR)     AMOUNT
                       ----------------    --------------     --------     -------------    ---------------    ---------
Basic EPS...........     $  (58,358)          64,216          $ (0.91)      $  (88,947)         87,090         $ (1.02)
Effect of dilutive                                            =======                                          =======
securities:
  Options and
      warrants......            --               --                                --              --
                         ----------           ------                        ----------          ------
Diluted EPS.........     $  (58,358)          64,216          $ (0.91)      $  (88,947)         87,090         $ (1.02)
                         ==========           ======          =======       ==========          ======         =======


         Basic loss per common share amounts were computed by dividing loss available to shareholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. For the periods reported herein, there were no differences between basic and diluted earnings per share. The anti-dilutive interest charges and number of equivalent shares excluded from the per share calculations were as follows (in thousands):


                                             SEPTEMBER 30, 2000                     SEPTEMBER 30, 2001
                                    -------------------------------------    ----------------------------------
                                         LOSS                SHARES              LOSS              SHARES
                                      (NUMERATOR)        (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
                                    ----------------    -----------------    -------------     ----------------
       Three Month Period Ended      $    2,404              6,667             $   2,394            4,921
                                     ==========              =====             =========            =====



3.       COMMON STOCK

         The Company has issued stock for various employee benefit programs during the current fiscal year. In the quarter ended September 30, 2001, the Company issued 131,556 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2001. In the quarter ended September 30, 2001, the Company issued 79,058 shares of common stock in conjunction with the employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period

4.       OPERATING LEASES

         The Company has entered into certain operating leases for equipment. As part of these lease agreements, the Company has pledged certain investment securities as collateral for payments due under terms of the lease. The total amount of securities pledged was approximately $1,300,000 at September 30, 2001.


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                   2000                2001
                                                                              ---------------    --------------
                                                                                       (IN THOUSANDS)
Interest paid .............................................                    $       134         $       389
                                                                               ===========         ===========
Income taxes paid .........................................                    $        34         $        48
                                                                               ===========         ===========
Capital lease additions ...................................                    $     1,110         $      --
                                                                               ===========         ===========
Stock funding of 401(k) match .............................                    $     2,484         $     3,585
                                                                               ===========         ===========
Purchase price of business acquisitions ...................                    $ 1,351,408         $      --
   Issuance of common stock and stock options
     pursuant to acquisitions .............................                     (1,350,083)               --
   Cash acquired in acquisitions ..........................                        (97,200)               --
   Prepaid acquisition costs ..............................                           (965)               --
                                                                               -----------         -----------
         Net cash received ................................                    $   (96,840)        $      --
                                                                               ===========         ===========


6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

         SFAS 142 becomes effective for us on July 1, 2002. We are still assessing the impact of all the statement provisions on our financial position and results of operations; however, based on our review to date, we expect the following significant impacts:

         - Upon adoption, we will be required to reclassify approximately $2 million of unamortized workforce in place intangible assets into goodwill.

         - Upon adoption, the balance of goodwill and workforce in place is expected to be $624 million and we will discontinue amortizing these assets at that time. The resulting reduction in amortization expense is estimated at approximately $200 million for each of our fiscal years 2003 and 2004, and approximately $192 million for our 2005 fiscal year.

         - We will be required to perform a transitional goodwill impairment test as of July 1, 2002. The impairment test will require us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of any goodwill impairment through a detailed fair value analysis of each of the assigned assets (excluding goodwill). At this time, we do not anticipate any charge resulting from the transitional impairment test; however, due to the extensiveness of the efforts involved, that test has not yet been performed. Under the provisions of SFAS 142, we are required to complete the test before December 31, 2002.

         Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, an impairment charge would be recorded as part of income from operations.

         In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for the Company for fiscal 2003. The Company does not expect the adoption of SFAS 143 to have a significant impact on future results of operations or financial position.

         In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for the Company's first quarter of fiscal 2003. The Company is in the process of evaluating the effects of this new statement.

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

         We provide electronic billing and payment services for over 5.6 million subscribers as of September 30, 2001. Our services reach hundreds of sources, either directly or through reseller relationships, including:

         -        9 of the 10 largest U.S. banks;
         -        8 of the top 10 U.S. brokerage firms;
         -        Internet portals;
         -        Internet-based banks;
         -        Internet financial sites like Quicken.com; and
         - Personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that allow us to remit approximately 66% of all of our bill payments electronically. We processed over 69 million transactions for the quarter ended September 30, 2001 and, for the year ended June 30, 2001, we processed over 231 million transactions.

         In March 1997, we introduced electronic billing --"E-Bill"-- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. In March 2001, we introduced the latest version of our electronic billing and payment products, "WebPay for Consumers" (or WebPay 3.2), which provides consumers with the ability to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to send or receive money. As of September 30, 2001, we have 175 billers in production and are delivering nearly 600,000 electronic bills monthly. Additional biller content became available in the fourth quarter of fiscal 2001 through our ability to deliver bills scraped from biller-direct sites, and since then we have added 15 national credit card bills to the 175 bills available through traditional electronic and billing payment services.

         When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically, otherwise, it will be sent by check. If the results are not favorable, the remittance will be sent to the merchant by a draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number are printed on the face of the check. In addition, our processing system is able to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to approximately 66% by September 2001.

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

Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to approximately 1.2 million as of September 30, 2001.

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         -        i-Solutions.

                  The i-Solutions product line, which is a set of electronic billing software products developed for various industry segments, was added through our acquisition of BlueGill Technologies, Inc. in April 2000. These products allow billers to install and launch an electronic billing product, send e-mail notifications and present electronic bills through the Internet, and connect to a variety of bill aggregators and payment methods. Each product includes an electronic billing web site template that is unique to a specific industry segment. Using the template as a sample design of their Internet billing site, our customers spend less time developing and designing the look and feel of their Internet billing sites, which accelerates the product implementation process. Given the nature of the process we use to convert billing and/or statement information for use over the Internet, these products are equally marketable in international markets as well.

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

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997, Mobius Group, Inc. in March 1999, BlueGill Technologies, Inc. in April 2000, and MSFDC, L.L.C (TransPoint) in September 2000. In October 2000, we completed a strategic agreement with Bank of America under which we acquired the bank's electronic billing and payment assets.

RESULTS OF OPERATIONS

         The following table sets forth percentages of revenue represented by consolidated statements of operations data:


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -------------------------
                                                                     2000          2001
                                                                   ----------    -----------
Total revenues:                                                      100.0%       100.0%

Expenses:
    Cost of processing, servicing and support ........                58.5%        58.4%
    Research and development .........................                15.3%        12.6%
    Sales and marketing ..............................                15.8%        12.9%
    General and administrative .......................                12.6%        10.0%
    Depreciation and amortization ....................                61.4%       102.2%
    In-process research and development ..............                20.5%          --
                                                                     -----        -----
        Total expenses ...............................               184.1%       196.0%
                                                                     -----        -----

Loss from operations .................................               (84.1)%      (96.0)%

Interest, net ........................................                 0.3%        (0.5)%
                                                                     -----        -----

Loss before income taxes .............................               (83.8)%      (96.5)%

Income tax benefit ...................................               (19.5)%      (20.3)%
                                                                     -----        -----

Net loss .............................................               (64.3)%      (76.2)%
                                                                     =====        =====

         Revenues. Reported revenue increased by $25.9 million, or 29%, from $90.8 million for the three months ended September 30, 2000 to $116.7 million for the three months ended September 30, 2001. Overall revenue growth was driven primarily by an increase in subscribers in our Electronic Commerce business from approximately 3.8 million at September 30, 2000 to just over 5.6 million at September 30, 2001 (0.3 million of which were added from Bank of America in October 2000), revenue resulting from the acquisition of TransPoint in September 2000, our strategic alliance with Bank of America which began in October 2000, an increase in portfolios managed in our Investment Services business from approximately 1.0 million at September 30, 2000 to approximately 1.2 million at September 30, 2001, and a slight increase in our Software business on a year over year basis. Refer to SEGMENT INFORMATION later in this commentary for further information regarding results from our business segments.

         Our processing and servicing revenue increased by $24.8 million, or 33%, from $76.2 million for the three months ended September 30, 2000 to $100.9 million for the three months ended September 30, 2001. Our acquisition of TransPoint in September 2000 included a five-year strategic agreement with Microsoft and a five-year marketing agreement with First Data Corporation, each of which includes minimum quarterly revenue guarantees, as does our ten-year strategic agreement with Bank of America. In each case, actual subscriber revenue is below minimums as of September 30, 2001 and, as a result, overall subscriber based revenue growth will correlate less directly with subscriber growth until Bank of America-related and TransPoint-related subscribers generate sufficient revenue to exceed the quarterly minimums. Net of the incremental revenue from these agreements, underlying growth in processing and servicing revenue increased by nearly 20% on a year over year basis. Growth in underlying processing and servicing revenue is driven by the previously mentioned growth in subscribers in our Electronic Commerce business and portfolios managed in our Investment Services business. Additionally, we presented approximately 600,000 electronic bills in the month ended September 30, 2001. This has increased significantly from the 140,000 electronic bills presented in September 2000. In the quarter ended September 30, 2001, we processed over 69 million transactions, an increase of 47% compared to the 47 million transactions processed in the quarter ended September 30, 2000. Over the past two years, we have been offering a transaction based pricing model (versus subscriber based) primarily to our largest customers, and when combined with strategic agreements operating below minimum quarterly revenue thresholds, it will become increasingly difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional revenue indicator.

         Our license fee revenue decreased by approximately $0.9 million, or 19%, from $5.0 million for the three months ended September 30, 2000 to $4.1 million for the three months ended September 30, 2001. The downturn in economic conditions in 2001 has caused many businesses to curtail discretionary expenditures, which has resulted in a dampened demand for software solutions. Although we are generating license sales in each of our software businesses, we believe that the environment for software license sales will continue to be challenging until economic conditions begin to improve, and as a result, our ability to grow this revenue stream will be hampered.

         Our maintenance fee revenue increased by $1.5 million, or 32%, from $4.6 million for the three months ended September 30, 2000 to $6.1 million for the three months ended September 30, 2001. Maintenance represents annually renewable product support for our software customers, which tends to grow with incremental software license sales. The growth in maintenance on a year over year basis is primarily the result of first year maintenance generated from license sales in the past four quarters. Our customer retention rates continue to exceed 80% and price increases have not had a material effect on growth. An additional factor that impacted year over year growth was a modification we made in our maintenance revenue recognition policy in the quarter ended September 30, 2000. While we continue to recognize maintenance revenue ratably over the related service period, we delay the onset of revenue recognition until cash is received, as opposed to estimating renewals in advance of cash receipt. The implementation of this new policy caused some initial timing differences whereby maintenance revenue in the quarter ended September 30, 2000 was slightly lower than normal and in the quarter ended December 31, 2000 it was slightly higher than normal during the transition. However, we do not anticipate any significant timing impact going forward.

         Our other revenue, which consists mostly of consulting fees, increased by $0.6 million, or 11%, from $4.9 million for the three months ended September 30, 2000 to $5.5 million for the three months ended September 30, 2001. We earn consulting fees in each of our business segments and overall growth resulted primarily from customer implementations in our Electronic Commerce and Investment Services businesses.

         Cost of processing, servicing and support. Our cost of processing, servicing and support was $53.1 million, or 58.5% of total revenue, for the three months ended September 30, 2000, and was $68.2 million, or 58.4% of total revenue, for the three months ended September 30, 2001. Cost of processing, servicing and support as a percentage of processing and servicing only revenue (total revenue less license fees) was 61.9% for the three months ended September 30, 2000 and 60.5% for the three months ended September 30, 2001. We continue to achieve improved efficiency and processing quality within our Genesis processing platform in our Electronic Commerce business. Our ratio of electronic payments to total payments has improved from approximately 58% at September 30, 2000 to 66% at September 30, 2001. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality however is not readily apparent in these results. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment processing platforms for much of the year ended June 30, 2001, and one additional processing platform into fiscal 2002. The acquired platforms are less efficient than our Genesis processing platform, and therefore more expensive to operate. We completed the conversion of TransPoint subscribers and billers onto our Genesis processing platform in the quarter ended June 30, 2001. We completed the conversion of a portion of the Bank of America East operations in the quarter ended March 31, 2001, which includes subscribers in Georgia, Tennessee, Florida, Missouri, Arkansas, Iowa, Kansas, Arizona, New Mexico, North Carolina, South Carolina, Virginia, Maryland and the District of Columbia. The remaining Bank of America subscribers, referred to as Bank of America West, are expected to convert to Genesis in the quarter ended December 31, 2001, with the remainder of legacy Bank of America and other subscribers converting from our Austin processing platform in the following quarter. We will maintain the Bank of America platform through the quarter ended March 31, 2002 to allow for the completion of any outstanding customer inquiries and remaining payment reconciliation issues, at which time the platform will be retired. The Austin platform will remain in place into the quarter ended June 30, 2002 for the same reason, after which it will be retired as well. Until the final conversions are completed and the inefficient processing platforms retired, we will continue to experience higher than normal average processing costs, but at a decreasing rate, as new subscriber transactions are processed on the more efficient Genesis processing platform.

         Research and Development. Our research and development costs were $13.9 million, or 15.3% of total revenue, for the three months ended September 30, 2000, and were $14.7 million, or 12.6% of total revenue, for the three months ended September 30, 2001. Adjusted for capitalized development costs of $1.3 million for the three months ended September 30, 2000 and $1.2 million for the three months ended September 30, 2001, our gross expenditures for research and development were $15.2 million, or 16.8% of total revenue for the three months ended September 30, 2000 and $15.9 million, or 13.6% of total revenue for the three months ended September 30, 2001. Although lower as a percentage of total revenue in the current fiscal year, we continue to invest heavily and consistently in research and development activities on a gross dollar basis in all of our business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities. In spite of current economic conditions, we expect to continue to invest heavily in research and development activities for the foreseeable future.

         Sales and Marketing. Our sales and marketing costs were $14.3 million, or 15.8% of total revenue, for the three months ended September 30, 2000, and were $15.0 million, or 12.9% of total revenue, for the three months ended September 30, 2001. Although lower as a percentage of total revenue in the current fiscal year, we continue to invest consistently in sales and marketing activities on a gross dollar basis. While we do not directly run the marketing programs initiated by our consumer service provider and biller service provider customers, our marketing staff continues to provide assistance in identifying for them the types of programs that drive increased subscriber adoption and activation. We expect to continue these activities throughout the year, however, in the event that economic conditions continue to deteriorate resulting in slower revenue growth, sales and marketing programs would be a likely place to curtail spending.

         General and Administrative. Our general and administrative expenses were $11.5 million, or 12.6% of total revenue, for the three months ended September 30, 2000, and were $11.6 million, or 10.0% of total revenue, for the three months ended September 30, 2001. Our general and administrative costs as a percentage of revenue continue to decline due to leverage inherent in our current business model.

         Depreciation and Amortization. Depreciation and amortization costs increased from $55.7 million for the three months ended September 30, 2000 to $119.2 million for the three months ended September 30, 2001. The significant increase is the direct result of amortization of intangible assets from the acquisition of TransPoint in September 2000 and the purchase of the electronic billing and payment assets from Bank of America in October 2000. The three months ended September 30, 2000 therefore had only one month of intangible asset amortization from TransPoint and no intangible amortization from Bank of America, while the three months ended September 30, 2001 included three months of amortization from both transactions. Net of intangible asset amortization resulting from all of our prior acquisitions, our depreciation costs related solely to fixed assets increased from $7.8 million for the three months ended September 30, 2000 to $9.6 million for the three months ended September 30, 2001. The increase in fixed asset related depreciation is the result of increased capital expenditures for data processing equipment, related software, and new and improved facilities in support of the continued growth of the business.

         In-Process Research and Development. In the three month period ended September 30, 2000, we incurred $18.6 million of in-process research and development costs in relation to our acquisition of TransPoint. For a detailed discussion of this charge, please refer to the Notes to Consolidated Financial Statements included in our June 30, 2001 Annual Report.

         Interest. Our interest income decreased from $3.7 million for the three months ended September 30, 2000 to $2.7 million for the three months ended September 30, 2001. Our average balance of cash, short-term and long-term invested assets declined by $9.1 million, from $260.4 million for the three months ended September 30, 2000 to $251.3 million for the three months ended September 30, 2001. However, the decline in interest income was due primarily to a decline in interest rates as our investments are comprised principally of interest bearing securities.

         Our interest expense decreased slightly from $3.4 million for the three months ended September 30, 2000 to $3.2 million for the three months ended September 30, 2001. Interest expense is primarily the result of $172.5 million of 6.5% convertible debt that was outstanding for the full three months in both periods.

         Income Taxes. We recorded an income tax benefit of $17.7 million with an effective rate of 23.3% for the three months ended September 30, 2000 and an income tax benefit of $23.6 million with an effective rate of 21.0% for the three months ended September 30, 2001. The reported effective rates differ from the blended statutory rate of 40% in both periods due to certain non-deductible goodwill, in-process research and development and other non-deductible expenses, offset somewhat by jobs credits and tax exempt interest income.


SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted. Charges identified as purchase accounting amortization and in-process research and development were separated from the operating results for a better understanding of the underlying performance of each segment.


                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   2000                2001
                                                                ----------         ----------
                                                                         (IN THOUSANDS)
Operating Revenue:
     Electronic Commerce .........................              $  62,958           $  84,828
     Investment Services .........................                 15,655              19,372
     Software.....................................                 12,144              12,475
                                                                ---------           ---------
         Total Operating Revenue .................              $  90,757           $ 116,675
                                                                =========           =========

Operating Income (Loss):
     Electronic Commerce .........................              $  (4,786)          $   2,872
     Investment Services..........................                  3,999               5,369
     Software.....................................                   (815)             (1,314)
     Corporate....................................                 (8,260)             (9,402)
     Purchase accounting amortization.............                (47,901)           (109,570)
     In-process research and development..........                (18,600)                 --
                                                                ---------           ---------
         Total Operating Loss ....................              $ (76,363)          $(112,045)
                                                                =========           =========


         Revenue in our Electronic Commerce business increased by $21.9 million, or 35%, from $62.9 million for the three months ended September 30, 2000 to $84.8 million for the three months ended September 30, 2001. Underlying growth in this business is driven primarily by an increase in subscribers from 3.8 million at September 30, 2000 to 5.6 million at September 30, 2001. Sequential subscriber growth for the quarter ended September 30, 2001 totaled 7%, as subscribers increased from 5.2 million at June 30, 2001, a lower rate of increase than in previous quarters. We anticipate that sequential subscriber growth may remain lower in subsequent quarters, as economic conditions may cause financial institutions to be more aggressive in managing subscriber counts.

         With our acquisition of TransPoint in September 2000 we became the preferred provider of electronic billing and payment services to customers offered through Microsoft's MSN and Money Central product offerings. The agreement with Microsoft provides guaranteed revenue of $120 million over a five-year period that commenced in January 2001. Additionally, as part of the TransPoint acquisition, we received $60 million of guaranteed revenue and/or cost savings opportunities through First Data Corporation over a five-year period, which began in September 2000. Effective October 1, 2000, we completed a strategic agreement with Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its customer base. This ten-year agreement provides annual revenue guarantees of $50 million ($12.5 million on a quarterly basis). We had been processing certain transactions for Bank of America prior to the strategic agreement and therefore the $50 million annual guarantee is not entirely incremental to our underlying revenue. However, we did add 300,000 incremental subscribers to our subscriber base upon completion of the strategic agreement. In each of these agreements, actual subscriber revenue is below minimums as of September 30, 2001, and as a result, overall subscriber based revenue growth will not correlate as closely with subscriber growth until Bank of America and Microsoft subscribers generate sufficient subscriber revenue to exceed the quarterly minimums.

         When combining subscriber growth within guaranteed revenue minimums, an increasing volume of business using a transaction based pricing structure versus a traditional subscriber based pricing structure, and an emerging electronic billing revenue stream, it has become more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional key indicator. During the three months ended September 30, 2001, we processed over 69 million transactions, compared to approximately 47 million in the three months ended September 30, 2000.

         To date, we have 175 primary billers in production with our E-Bill electronic billing product offering that are delivering over 600,000 electronic bills as of September 30, 2001. A primary biller, in our definition, is one that has the potential to distribute in excess of 100,000 bills on a monthly basis. Also, we have added bill aggregation technology to our Genesis platform that provides access to additional billers through "bill scraping", which will be available to our consumer service provider partners as they upgrade to our Web Pay for Consumers product. As of September 30, 2001, we are distributing 15 popular credit card bills through scraping technology and have implemented another 28 non-primary billers for a total consumer choice of among 218 electronic bills. We believe that a complete, integrated round trip electronic billing and payment experience for an average of six to ten bills per customer is an important factor in driving subscriber growth. As of September 30, 2001, we estimate that the average consumer using our WebPay for Consumer product has the potential to receive from six to eight electronic bills, and by December 31, 2001, we expect to extend that number to eight to ten electronic bills for consumers in major strategic marketing areas throughout the United States.

         Our operating results, net of purchase accounting amortization and in-process research and development charges, have improved from an operating loss of $4.8 million for the three months ended September 30, 2000, to an operating profit of $2.9 million for the three months ended September 30, 2001. We continue to achieve improved efficiency and processing quality within our Genesis processing platform. Our ratio of electronic payments to total payments has improved from approximately 58% at September 30, 2000, to 66% at September 30, 2001. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality are not readily apparent in these results, however. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment processing platforms for much of the year ended June 30, 2001 and one additional processing platform into fiscal 2002. The acquired platforms are less efficient than our Genesis processing platform, and therefore more expensive to operate. We completed the conversion of TransPoint subscribers and billers onto our Genesis processing platform in the quarter ended June 30, 2001. We completed the conversion of a portion of the Bank of America East operations in the quarter ended March 31, 2001. The remaining Bank of America subscribers, referred to as Bank of America West, are expected to be converted to Genesis in the quarter ended December 31, 2001, with the remainder of legacy Bank of America and other subscribers converting from our Austin processing platform in the following quarter. We will maintain the Bank of America platform through the quarter ended March 31, 2002 to allow for the completion of any outstanding customer inquiries and remaining payment reconciliation issues, at which time the platform will be retired. The Austin platform will remain in place into the quarter ended June 30, 2002 for the same reason, after which it will be retired as well. Until the final conversions are completed and the inefficient processing platforms retired, we will continue to experience higher than normal average processing costs, but at a decreasing rate, as new subscriber transactions are processed on the more efficient Genesis processing platform. Our focus in fiscal 2002 will be toward improved profitability in the Electronic Commerce business through programs designed to:

       - drive increased subscriber adoption and activation among our partners;
       -      improve product design and usability;
       -      improve overall customer satisfaction; and
       -      reduce variable costs per transaction.

       While there are no guarantees as to the timing or extent of accelerated adoption of electronic billing and payment services, we believe that with our continued focus on improved product and service quality, efficiency and customer satisfaction, we are better positioned to maintain our market leadership position throughout an accelerated growth cycle should it occur.

       Revenue in our Investment Services business increased by $3.7 million, or 24%, from $15.7 million for the three months ended September 30, 2000 to $19.4 million for the three months ended September 30, 2001. Revenue growth is primarily due to an increase in portfolios managed from approximately 1.0 million at September 30, 2000 to approximately 1.2 million at September 30, 2001. Since the events of September 11, 2001, and due to the decline in U.S. economic conditions, we have seen a drop in the rate of new account growth in portfolios. As a result, we anticipate experiencing lower revenue growth in the second quarter and may continue to experience lower revenue growth in subsequent quarters until the economy begins to improve.

         Operating income in our Investment Services business, net of purchase accounting amortization, improved from $4.0 million for the three months ended September 30, 2000 to $5.4 million for the three months ended September 30, 2001, as profitability continues to grow in line with revenue growth.

         Revenue in our Software business increased by approximately $0.4 million, or about 3%, from $12.1 million for the three months ended September 30, 2000 to $12.5 million for the three months ended September 30, 2001. The downturn in economic conditions in 2001 has caused many businesses to curtail discretionary expenditures, which has resulted in a dampened demand for software solutions. We are addressing these economic concerns within our i-Solutions business unit with two new market offerings: i-Series Select, which is a series of industry-tailored packaged software choices at lower price points; and new options for billers to host economically-priced electronic billing and payment services at CheckFree, which streamlines implementation cycles and lowers costs to billers while delivering both biller direct and e-bill distribution and payment across our network. Our other two software units, Financial and Compliance Solutions and ACH Solutions continued with consistent sales, reflecting the mature markets both of these units serve. We believe that the environment for software sales will continue to be challenging until economic conditions begin to improve, and as a result, our ability to grow software revenue will be hampered.

         Operating results in our Software business, net of purchase accounting amortization, have declined from an operating loss of $0.8 million for the three months ended September 30, 2000, to an operating loss of $1.3 million for the three months ended September 30, 2001. As indicated above, we continue to invest in new i-Solutions product offerings to address the varying needs of our customer base. Continued investment in i-Solutions product offerings are expected to facilitate our efforts to provide high quality billing content, and simplify and accelerate the process of taking bills and statements from paper to electronic form.

         Purchase accounting amortization represents the amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of amortization has increased significantly from $47.9 million for the three months ended September 30, 2000, to $109.6 million for the three months ended September 30, 2001. The increase is the result of intangible assets acquired from TransPoint in September 2000 and the acquisition of the electronic billing and payment assets of Bank of America in October 2000.

         In the quarter ended September 30, 2000, we incurred $18.6 million of in-process research and development costs related to the acquisition of TransPoint. Please refer to the Notes to Consolidated Financial Statements in our June 30, 2001 annual report on Form 10-K for a detailed explanation of this charge.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth a summary of cash flow activity and should be referred to in conjunction with statements regarding liquidity and capital resources:


                                                                     THREE MONTHS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                                         2001
                                                                   ------------------
                                                                    (In thousands)
        Net cash used in:
           Operating activities ................................      $  (1,228)
           Investing activities ................................         (5,699)
           Financing activities ................................           (417)
                                                                       ---------
        Net decrease in cash and cash equivalents ..............       $ (7,344)
                                                                       =========

         As of September 30, 2001, we have $182.9 million of cash, cash equivalents and short-term investments on hand and additional $63.6 million in long-term investments. Our balance sheet reflects a current ratio of 2.56 and working capital of $175.2 million. We believe that existing cash, cash equivalents and investments will be more than sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30 million line of credit.

         For the three months ended September 30, 2001, we used $1.2 million of cash for operating activities. During our September quarter we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high software sales from the previous quarter. Underlying sources of cash provided by ongoing operations offsets these higher uses of cash in the quarter.

         From an investing perspective, we used $6.8 million of cash for the purchase of property and software and we capitalized $1.2 million of software development costs. These uses of cash were offset by net proceeds from the maturities and sales of "held to maturity" securities.

         From a financing perspective, we received $0.2 million in cash from the exercise of employee stock options and $1.5 million from payroll deductions set aside for our employee stock purchase plan. We used $2.1 million of cash for principal payments under capital lease obligations.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business
- Business Risks" in the Annual Report on Form 10-K for the year ended June 30, 2001, as amended, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

         We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHECKFREE CORPORATION



Date: November 13, 2001           By: /s/ David E. Mangum
                                     --------------------------------------
                                      David E. Mangum, Executive Vice President
                                      and Chief Financial Officer* (Principal
                                      Financial Officer)




Date:  November 13, 2001          By: /s/ Joseph P. McDonnell
                                     --------------------------------------

                                      Joseph P. McDonnell, Vice President,
                                      Controller, and Chief Accounting Officer
                                      (Principal Accounting Officer)


* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.