Form 10-Q
period 2001-12-31
CHECKFREE CORP \GA\
filed 2002-02-13
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended December 31, 2001

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 87,392,734 shares of Common Stock, $.01 par value, were outstanding at February 11, 2002.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                     Condensed Consolidated Balance Sheets                   3
                         December 31, 2001 and June 30, 2001

                     Condensed Consolidated Statements of Operations         4
                         For the Three and Six Months Ended
                         December 31, 2000 and 2001

                     Condensed Consolidated Statements of Cash Flows         5
                         For the Six Months Ended December 31,
                         2000 and 2001

                     Notes to Interim Condensed Consolidated Unaudited       6
                         Financial Statements For the Three and
                         Six Months Ended December 31, 2000 and 2001

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                    10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  22


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.                                          N/A

         Item 2. Changes in Securities and Use of Proceeds.                  N/A

         Item 3. Defaults Upon Senior Securities.                            N/A

         Item 4. Submission of Matters to a Vote of Security Holders.        23

         Item 5. Other Information.                                          N/A

         Item 6. Exhibits and Reports on Form 8-K.                           23

         Signatures.                                                         24

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                  JUNE 30,             DECEMBER 31,
                                                                                                    2001                   2001
                                                                                                ------------           ------------
                                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS

Current assets:
     Cash and cash equivalents .....................................................            $   124,122            $   110,792
     Investments ...................................................................                 35,930                 78,316
     Accounts receivable, net ......................................................                 88,818                 84,464
     Prepaid expenses and other assets .............................................                  8,681                  8,538
     Deferred income taxes .........................................................                 13,725                 10,458
                                                                                                ------------           ------------
         Total current assets ......................................................                271,276                292,568
Property and equipment, net ........................................................                109,226                105,123
Other assets:
     Capitalized software, net .....................................................                187,021                 98,946
     Goodwill, net .................................................................                820,169                613,713
     Strategic agreements, net .....................................................                643,212                581,246
     Other intangible assets, net ..................................................                 47,118                 34,396
     Investments ...................................................................                 96,042                 57,861
     Other noncurrent assets .......................................................                  9,889                  9,297
                                                                                                ------------           ------------
         Total other assets ........................................................              1,803,451              1,395,459
                                                                                                ------------           ------------
              Total ................................................................            $ 2,183,953            $ 1,793,150
                                                                                                ============           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................            $    19,084            $    10,122
     Accrued liabilities ...........................................................                 60,090                 50,714
     Current portion of long-term obligations ......................................                  4,528                  3,615
     Deferred revenue ..............................................................                 44,913                 44,020
                                                                                                ------------           ------------
         Total current liabilities .................................................                128,615                108,471
Accrued rent and other .............................................................                  4,758                  3,911
Deferred income taxes ..............................................................                141,853                 69,985
Obligations under capital leases - less current portion ............................                  4,041                  3,446
Convertible subordinated notes .....................................................                172,500                172,500
Stockholders' equity:
     Preferred stock- 15,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding ..........................................                     --                     --
     Common stock- 150,000,000 authorized shares, $.01 par value;
         issued 92,472,299 and 92,769,515 shares, respectively;
         outstanding 86,928,475 and 87,225,691 shares, respectively ................                    869                    872
     Additional paid-in-capital ....................................................              2,420,957              2,427,655
     Accumulated deficit ...........................................................               (689,455)              (993,535)
     Unearned compensation .........................................................                   (185)                  (155)
                                                                                                ------------           ------------
         Total stockholders' equity ................................................              1,732,186              1,434,837
                                                                                                ------------           ------------
              Total ................................................................            $ 2,183,953            $ 1,793,150
                                                                                                ============           ============


   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED DECEMBER  31,       SIX MONTHS ENDED DECEMBER 31,
                                                             --------------------------------       -----------------------------
                                                                 2000                2001              2000               2001
                                                             -----------         ------------       ----------         ----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
  Processing and servicing .............................      $  89,528          $ 103,530          $ 165,687          $ 204,453
  License fees .........................................          7,216              7,744             12,263             11,805
  Maintenance fees .....................................          5,660              6,070             10,307             12,209
  Other ................................................          5,317              3,994             10,221              9,546
                                                              ----------         ----------         ----------         ----------
        Total revenues .................................        107,721            121,338            198,478            238,013

Expenses:
  Cost of processing, servicing and support ............         66,586             67,693            119,658            135,855
  Research and development .............................         14,023             15,366             27,941             30,090
  Sales and marketing ..................................         40,750             15,271             55,054             30,276
  General and administrative ...........................         12,798             11,358             24,290             22,984
  Depreciation and amortization ........................        124,134            114,829            179,868            234,032
  Impairment of intangible assets ......................             --            155,072                 --            155,072
  In-process research and development ..................             --                 --             18,600                 --
                                                              ----------         ----------         ----------         ----------
        Total expenses .................................        258,291            379,589            425,411            608,309
                                                              ----------         ----------         ----------         ----------
Loss from operations ...................................       (150,570)          (258,251)          (226,933)          (370,296)
Interest, net ..........................................          1,450             (1,186)             1,775             (1,715)
                                                              ----------         ----------         ----------         ----------
Loss before income taxes ...............................       (149,120)          (259,437)          (225,158)          (372,011)
Income tax benefit .....................................        (33,098)           (44,304)           (50,778)           (67,931)
                                                              ----------         ----------         ----------         ----------
Net loss ...............................................      $(116,022)         $(215,133)         $(174,380)         $(304,080)
                                                              ==========         ==========         ==========         ==========

Basic loss per share:
     Net loss per common share .........................      $   (1.34)         $   (2.47)         $   (2.32)         $   (3.49)
                                                              ==========         ==========         ==========         ==========
     Equivalent number of shares .......................         86,286             87,217             75,104             87,153
                                                              ==========         ==========         ==========         ==========
Diluted loss per share:
     Net loss per common share .........................      $   (1.34)         $   (2.47)         $   (2.32)         $   (3.49)
                                                              ==========         ==========         ==========         ==========
     Equivalent number of shares .......................         86,286             87,217             75,104             87,153
                                                              ==========         ==========         ==========         ==========


   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          SIX MONTHS ENDED
                                                                                                            DECEMBER 31,
                                                                                                  --------------------------------
                                                                                                     2000                  2001
                                                                                                  ----------            ----------
                                                                                                            (IN THOUSANDS)

Cash flows from operating activities:
     Net loss ..........................................................................          $(174,380)            $(304,080)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     In-process research and development ...............................................             18,600                    --
     Depreciation and amortization .....................................................            179,868               234,032
     Deferred income tax provision .....................................................            (50,778)              (67,931)
     Impairment of intangible assets ...................................................                 --               155,072
     Purchases of investments - Trading ................................................             (8,051)                   --
     Proceeds from maturities and sales of investments, net - Trading ..................              7,783                    --
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable ...........................................................            (11,318)                4,354
         Prepaid expenses and other ....................................................              2,803                   176
         Other noncurrent assets .......................................................              1,180                   600
         Accounts payable ..............................................................              2,776                (8,962)
         Accrued liabilities ...........................................................              6,343                (5,784)
         Deferred revenue ..............................................................              9,855                  (893)
         Income tax accounts ...........................................................               (266)                 (128)
         Accrued rent and other ........................................................                 76                   (10)
                                                                                                  ----------            ----------
              Net cash provided by (used in) operating activities ......................            (15,509)                6,446
Cash flows from investing activities:
     Purchase of property and software .................................................            (11,842)              (13,237)
     Capitalization of software development costs ......................................             (2,342)               (2,587)
     Cash and cash equivalents from business acquired, net of
       acquisition costs ...............................................................             96,152                    --
     Capitalization of strategic agreement costs .......................................            (10,114)                   --
     Purchase of investments - held to maturity ........................................            (91,583)              (47,236)
     Proceeds from maturities and sales of investments - held to
       maturity ........................................................................             15,390                43,031
                                                                                                  ----------            ----------
              Net cash used in investing activities ....................................             (4,339)              (20,029)
Cash flows from financing activities:
     Principal payments under capital lease obligations ................................             (2,366)               (2,408)
     Proceeds from sale of stock and exercise of warrants ..............................             12,562                    --
     Proceeds from stock options exercised .............................................              4,661                   291
     Proceeds from employee stock purchase plan ........................................              2,183                 2,370
                                                                                                  ----------            ----------
              Net cash provided by financing activities ................................             17,040                   253
                                                                                                  ----------            ----------
Net decrease in cash and cash equivalents ..............................................             (2,808)              (13,330)
Cash and cash equivalents:
     Beginning of period ...............................................................            128,074               124,122
                                                                                                  ----------            ----------
     End of period .....................................................................          $ 125,266             $ 110,792
                                                                                                  ==========            ==========

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001


         1. INTRODUCTION

            The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended December 31, 2000 and 2001 are not necessarily indicative of the results for the full year.

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


         2. IMPAIRMENT OF INTANGIBLE ASSETS

            In accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets, including identifiable intangible assets and goodwill related to those assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If such a review is warranted, recoverability is measured by comparison of the carrying amount of the applicable long-lived assets to future undiscounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair market value.

            --CHECKFREE i-SOLUTIONS

            During the quarter ended December 31, 2001, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions). The main indicators of impairment were recent economic conditions, accompanied by internet-based software industry trends that have negatively impacted both i-Solutions current operations, as well as its expected future growth rates. The Company first evaluated recoverability by comparing the projected undiscounted cash flows of the i-Solutions business, including an estimated terminal value, to the related carrying value of its long-lived assets. As a result of this comparison, the Company determined that the i-Solutions assets were impaired. The amount of the impairment was then determined by comparing the estimated fair value of the i-Solutions assets to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the i-Solutions business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates at this time. As a result of the fair value test, the Company recorded a charge reducing the carrying value of CheckFree i-Solutions goodwill by $107,405,000. This amount is included in Impairment of intangible assets in the accompanying condensed consolidated statement of operations. CheckFree i-Solutions is included in the Company's Software business segment.

            --TRANSPOINT

            During the quarter ended December 31, 2001, the Company performed a review of the carrying value of technology assets it acquired as part of the TransPoint acquisition in September 2000. The review was prompted by the termination of the maintenance agreement for this technology from the last of our international partners, and the conclusions reached by the Company in evaluating the service potential of the technology against our present and future initiatives. As a result of the review, the Company identified two technologies for which there is no future use and recorded a charge of $47,667,000 to retire these assets. The charge is included in Impairment of intangible assets in the accompanying condensed consolidated statement of operations. In the future, should the Company decide the remaining technologies have no continued use in our evolving electronic billing product offerings, those technologies would be retired as well. The book value of the remaining current technology asset as of December 31, 2001 is $68,600,000 and the quarterly amortization is $10,291,000.

            The retirement of the TransPoint technology assets noted above was an indicator to the Company of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of TransPoint. The Company evaluated the recoverability of all its Electronic Commerce division long-lived assets by comparing the projected undiscounted cash flows of the division, including an estimated terminal value, to the carrying value of its long-lived assets. The assumptions supporting the estimated cash flows, including the estimated terminal value, reflect management's best estimates at this time. The result of this test indicated that there was no impairment of the Company's Electronic Commerce division long-lived assets.

         3. EARNINGS PER SHARE

            The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                                      FOR THE THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------------
                                                   DECEMBER 31, 2000                                DECEMBER 31, 2001
                                     -------------------------------------------       ------------------------------------------
                                                                          PER-                                             PER-
                                        LOSS              SHARES         SHARE            LOSS             SHARES         SHARE
                                     (NUMERATOR)       (DENOMINATOR)     AMOUNT        (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                     -----------       -------------     -------       -----------      -------------     -------

Basic EPS ........................    $(116,022)          86,286         $(1.34)        $(215,133)         87,217         $(2.47)
                                                                         ======                                           ======
Effect of dilutive
securities:
  Options and warrants............           --               --                               --              --
                                      ----------          ------                       -----------         ------
Diluted EPS ......................    $(116,022)          86,286         $(1.34)        $(215,133)         87,217         $(2.47)
                                      ==========          ======         =======        ==========         ======         =======


                                                                       FOR THE SIX MONTHS ENDED
                                      ------------------------------------------------------------------------------------------
                                                    DECEMBER 31, 2000                              DECEMBER 31, 2001
                                      -------------------------------------------     ------------------------------------------
                                                                           PER-                                           PER-
                                         LOSS              SHARES         SHARE           LOSS             SHARES        SHARE
                                      (NUMERATOR)       (DENOMINATOR)     AMOUNT       (NUMERATOR)      (DENOMINATOR)    AMOUNT
                                      -----------       -------------     -------      -----------      -------------    -------

Basic EPS ........................    $(174,380)           75,104         $(2.32)      $(304,080)         87,153         $(3.49)
                                                                          =======                                        =======
Effect of dilutive
securities:
  Options and warrants ...........           --                --                             --              --
                                      ----------           ------                      ----------         ------
Diluted EPS ......................    $(174,380)           75,104         $(2.32)      $(304,080)         87,153         $(3.49)
                                      ==========           ======         =======      ==========         ======         =======

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

                                                        DECEMBER 31, 2000                      DECEMBER 31, 2001
                                                --------------------------------       --------------------------------
                                                   LOSS               SHARES              LOSS               SHARES
                                                (NUMERATOR)        (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
                                                -----------        -------------       -----------        -------------

Three Month Period Ended                           $2,353              6,924               $2,394               3,246
                                                   ======              =====               ======               =====
Six Month Period Ended                             $4,768              6,824               $4,788               3,574
                                                   ======              =====               ======               =====


         4. COMMON STOCK

            The Company has issued stock for various employee benefit programs during the current fiscal year. In the six months ended December 31, 2001, the Company issued 132,887 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2001. In the six months ended December 31, 2001, the Company issued 79,058 shares of common stock in conjunction with its employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

         5. OPERATING LEASES

            The Company entered into certain operating leases for equipment during the six months ended December 31, 2001. As part of these lease agreements, the Company has pledged investment securities as collateral for payments due under terms of the leases. The total amount of securities pledged was approximately $4,906,000 at December 31, 2001. The associated lease agreements expire at various dates through November 2004.

            In addition, during the quarter ended December 31, 2001, the Company entered into a standby letter of credit agreement to secure a lease financing arrangement. The Company has pledged investment securities as collateral for the standby letter of credit. The standby letter of credit expires September 30, 2002, and is automatically renewable on an annual basis until its final expiration on September 30, 2004. The total amount of securities pledged as collateral for the standby letter of credit were $671,000 at December 31, 2001.

         6. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                          SIX MONTHS            SIX MONTHS
                                                                                            ENDED                 ENDED
                                                                                      DECEMBER 31, 2000     DECEMBER 31, 2001
                                                                                      -----------------     -----------------

            Interest paid ....................................................           $     6,271              $6,159
                                                                                         ============             ======
            Income taxes paid (received) .....................................           $    (1,455)             $   47
                                                                                         ============             ======
            Capital lease additions and purchases of other long term assets ..           $     4,898              $   --
                                                                                         ============             ======
            Stock funding of 401(k) match ....................................           $     2,484              $3,585
                                                                                         ============             ======
            Purchase price of business acquisitions ........................             $(1,352,096)             $   --
            Less: issuance of common stock pursuant to acquisitions ........               1,350,083                  --
            Cash acquired in acquisition ...................................                  97,200                  --
            Acquisition costs paid in prior period .........................                     965                  --
                                                                                         ------------             ------
                     Net cash received .....................................             $    96,152              $   --
                                                                                         ============             ======


         7. RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

            SFAS 142 becomes effective for the Company on July 1, 2002. The Company is still assessing the impact of all the statement provisions on our financial position and results of operations; however, based on our review to date, we anticipate the following impacts:

                - Upon adoption, we will be required to reclassify approximately
                  $2 million of unamortized workforce in place intangible assets into goodwill.

                - Upon adoption, the balance of goodwill and workforce in place is expected to be $532 million and we will discontinue amortizing these assets at that time. The resulting reduction in amortization expense is estimated at approximately $165 million for each of our fiscal years 2003, 2004 and 2005.

                - We will be required to perform a transitional goodwill
                  impairment test as of July 1, 2002. The impairment test will require us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of any goodwill impairment through a detailed fair value analysis of each of the assigned assets (excluding goodwill). At this time, the Company is evaluating any potential impact resulting from the transitional impairment test. Under the provisions of SFAS 142, we are required to complete the test before December 31, 2002.

            Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, an impairment charge would be recorded as part of income from operations.

            In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for the Company for fiscal 2003. The Company is in the process of evaluating the effects of this new statement.

            In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be effective for the Company's first quarter of fiscal 2003. The Company is in the process of evaluating the effects of this new statement.

         8. STRATEGIC AGREEMENTS

            As a result of the strategic agreement signed with Bank of America in October 2000, Bank of America owns approximately 11.5% of our Company and is considered a related party. For the six months ended December 31, 2001, we recorded total revenues, across all our business segments, of $27.1 million from Bank of America. For the same period we incurred over $12 million of expense to Bank of America, primarily for reimbursements under a transition services agreement in place while we complete the conversion of Bank of America customers to our Genesis processing platform. As of December 31, 2001, amounts due from Bank of America total $14.1 million and amounts due to Bank of America total $2.5 million. Once we retire the Bank of America West processing platform in the quarter ended March 31, 2002, we will no longer incur transition services costs. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for additional information regarding our transactions with Bank of America.

         9. SUBSEQUENT EVENTS

            In January 2002, the Company announced its decision to close its Electronic Commerce customer care operations in San Francisco and to discontinue the sale of certain products within its Investment Services division. The customer care operations in San Francisco are no longer required due to the migration of subscribers from the Bank of America processing platform to the CheckFree processing platform. The San Francisco office will be closed during the fourth quarter of the fiscal year ending June 30, 2002. The discontinuance of certain products within the Investment Services division has resulted in a reduction in workforce, which occurred in January 2002. During the quarter ended March 31, 2002, the Company expects to incur charges in the range of $5 to $7 million related to severance agreements, lease and other costs associated with these events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a leading provider of financial electronic commerce services. We operate our business through three independent but inter-related divisions:

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

         We provide electronic billing and payment services for over 5.9 million consumers as of December 31, 2001. Our services reach hundreds of sources, either directly or through reseller relationships, including:

         - 9 of the 10 largest U.S. banks;
         - 8 of the top 10 U.S. brokerage firms;
         - Internet portals;
         - Internet-based banks;
         - Internet financial sites like Quicken.com; and
         - Personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that allows us to remit over 68% of all of our bill payments electronically. We processed approximately 75 million transactions for the quarter ended December 31, 2001 and, for the year ended June 30, 2001, we processed over 231 million transactions.

         In March 1997, we introduced electronic billing -- "E-Bill" -- which enables merchants to deliver billing as well as marketing materials interactively to their customers over the Internet. In March 2001, we introduced the latest version of our electronic billing and payment products, "WebPay for Consumers" (or WebPay 3.2), which provides consumers with the ability to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to send or receive money. As of December 31, 2001, we have 191 billers in production and are delivering more than 800,000 electronic bills monthly. Additional biller content became available in the fourth quarter of fiscal 2001 through our ability to deliver bills scraped from biller-direct sites, and since then, we have added 25 national credit card bills to the 191 bills available through traditional electronic and billing payment services.

         When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically, otherwise, it will be sent by check. If the results are not favorable, the remittance will be sent to the merchant by a draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number are printed on the face of the check. In addition, our processing system is able to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we may send one check for the sum of these payments and include a remittance statement that provides the customers' names, addresses, account numbers, and payment amounts. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to over 68% by December 2001.

         We are also a leading provider of institutional portfolio management and information services and financial application software. Our Investment Services business offers portfolio accounting and performance measurement services to investment advisors, brokerage firms, banks and insurance companies and financial planning application software to financial planners. Our portfolio management system solution includes:

         - data conversion;
         - personnel training;
         - trading system;
         - graphical client reporting;
         - performance measurement;
         - technical network support and interface setup;
         - Depository Trust Corporation interfacing; and
         - investment manager performance database system.

Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to over 1.2 million as of December 31, 2001.

         Our Software businesses provide electronic commerce and financial applications software and services for businesses and financial institutions. We design, market, license and support the following software applications, among others:

         - i-Solutions.

                The i-Solutions product line, which is a set of electronic billing and statement software products developed for various industry segments, was added through the acquisition of BlueGill Technologies, Inc. in April 2000. These products allow billers to install and launch an electronic billing product, send e-mail notifications and present electronic bills through the Internet, and connect to a variety of bill aggregators and payment methods. Each product includes an electronic billing web site template that is unique to a specific industry segment. Using the template as a sample design of their Internet billing site, our customers spend less time developing and designing the look and feel of their Internet billing sites, which accelerates the product implementation process. Given the nature of the process we use to convert billing and/or statement information for use over the Internet, these products are equally marketable in international markets as well.

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

         During the fiscal year ended June 30, 2001, Electronic Commerce accounted for 70% of our revenues, Investment Services accounted for 16% of our revenues, and Software accounted for 14% of our revenues.

         Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions include Servantis Systems Holdings, Inc. in February 1996, Security APL, Inc. in May 1996, Intuit Services Corporation in January 1997, Mobius Group, Inc. in March 1999, BlueGill Technologies, Inc. in April 2000, and MSFDC, L.L.C (TransPoint) in September 2000. In October 2000, we completed an agreement with Bank of America under which we acquired certain of Bank of America's electronic billing and payment assets.


RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                                 2000             2001             2000             2001
                                                                -------          -------          -------          -------

Total Revenues:                                                  100.0%           100.0%           100.0%           100.0%

Expenses:
   Cost of processing, servicing and support                      61.8%            55.8%            60.3%            57.1%
   Research and development                                       13.0%            12.7%            14.1%            12.6%
   Sales and marketing                                            37.8%            12.6%            27.7%            12.7%
   General and administrative                                     11.9%             9.4%            12.2%             9.7%
   Depreciation and amortization                                 115.2%            94.6%            90.6%            98.3%
   Impairment of intangible assets                                --              127.8%             --              65.2%
   In-process research and development                            --               --                9.4%             --
                                                                -------          -------          -------          -------
          Total expenses                                         239.8%           312.8%           214.3%           255.6%
                                                                -------          -------          -------          -------
Loss from operations                                            -139.8%          -212.8%          -114.3%          -155.6%

Interest, net                                                      1.3%            -1.0%             0.9%            -0.7%
                                                                -------          -------          -------          -------
Loss before income taxes                                        -138.4%          -213.8%          -113.4%          -156.3%

Income tax benefit                                               -30.7%           -36.5%           -25.6%           -28.5%
                                                                -------          -------          -------          -------
Net loss                                                        -107.7%          -177.3%           -87.8%          -127.8%
                                                                =======          =======          =======          =======

         Revenues. Total revenue increased by $13.6 million, or 13%, from $107.7 million for the three months ended December 31, 2000 to $121.3 million for the three months ended December 31, 2001 and by $39.5 million, or 20%, from $198.5 million for the six months ended December 31, 2000 to $238.0 million for the six months ended December 31, 2001. Quarter over quarter revenue growth is driven by 15% growth in our Electronic Commerce business, 16% growth in our Investment Services business and a modest decline in our Software business. Year over year revenue growth is driven by 24% growth in our Electronic Commerce business, 20% growth in our Investment Services business and flat performance in our Software business. Growth in Electronic Commerce revenue is driven primarily by growth in our subscriber base from just over 4.4 million at December 31, 2000 to 5.9 million at December 31, 2001. Additionally, as an increasing number of banks opt for transaction based pricing, our revenue is impacted by growth in transactions processed from approximately 55.5 million in the quarter ended December 31, 2000 to over 75 million in the quarter ended December 31, 2001 and from approximately
102.5 million for the six months ended December 31, 2000 to over 144.4 million for the six months ended December 31, 2001. This growth is offset by a decline in revenue from interest rate sensitive products such as our account balance transfer offering caused by significant decreases in interest rates and reduced implementation fees from lower biller implementations in the current year. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from over 1.04 million as of December 31, 2000 to over 1.21 million as of December 31, 2001. However, as a result of a recessionary economy in calendar 2001 and the difficult stock market conditions since September 2001, portfolio growth has slowed significantly in the quarter ended December 2001. While portfolio growth showed signs of improvement in late November and December 2001, we remain short of historic growth rates in this business. Due to economic conditions in fiscal 2001, we have experienced flat software sales on a year over year basis. Although our more mature ACH processing and Reconciliation products showed signs of renewed growth in the quarter ended December 31, 2001, sales of i-Solutions electronic billing and statement software are slower than expected as the recession continues. For the six month period ended December
31, 2001, Bank of America generated total revenue of $27.1 million across all of our business segments, which represents in excess of 10% of our total year to date revenue, and they remain the only customer that exceeds 10% of total revenue.

         Our processing and servicing revenue increased by $14.0 million, or 16%, from $89.5 million for the three months ended December 31, 2000 to $103.5 million for the three months ended December 31, 2001, and by $38.8 million, or 23%, from $165.7 million for the six months ended December 31, 2000 to $204.5 million for the six months ended December 31, 2001. Our acquisition of TransPoint in September 2000 included a five-year strategic agreement with Microsoft and a five-year marketing agreement with First Data Corporation, each of which includes minimum quarterly revenue guarantees, as does our ten-year strategic agreement with Bank of America. Through December 31, 2001, the agreements with Microsoft and First Data are operating below the minimum revenue guarantee level. The Bank of America contract was operating under minimums until the December 31, 2001 quarter. As a result of these minimum guarantees, overall subscriber based revenue growth will continue to correlate less directly with subscriber growth until the TransPoint-related subscribers generate revenue to exceed the quarterly minimums. Growth in underlying processing and servicing revenue is driven by the previously mentioned growth in subscribers and transactions in our Electronic Commerce business and portfolios managed in our Investment Services business, offset by a decline in revenue from interest rate sensitive products in Electronic Commerce. Additionally, we presented over 800,000 electronic bills in the month ended December 31, 2001. This has increased significantly from the 600,000 electronic bills presented in the month ended September 30, 2001 and the 210,000 electronic bills presented in the month ended December 31, 2000. In the quarter ended December 31, 2001, we processed over 75 million transactions, an increase of over 35% compared to the 55.5 million transactions processed in the quarter ended December 31, 2000. Over the past two years, we have been offering a transaction based pricing model (versus subscriber based) primarily to our largest customers, and when combined with strategic agreements operating below minimum quarterly revenue thresholds, an increasing number of electronic bills presented and new product offerings such as person to person payments, it will become increasingly more difficult to correlate revenue solely to the number of our subscribers, with transactions processed becoming an additional revenue indicator. Over the next several quarters we will identify and then begin reporting on new revenue indicators that will become more meaningful as our business continues to evolve.

         Our license fee revenue increased by $0.5 million, or 7%, from $7.2 million for the three months ended December 31, 2000 to $7.7 million for the three months ended December 31, 2001 and declined by $0.5 million, or 4%, from $12.3 million for the six months ended December 31, 2000 to $11.8 million for the six months ended December 31, 2001. Although license sales stalled in the quarter ended September 30, 2001 due to overall economic conditions, we experienced an improvement in sales in both our ACH and our Reconciliation software products in the quarter ended December 31, 2001. However, sales of our i-Solutions electronic billing and statement software have continued to fall short of our expectations as a result of the recession. We now provide a hosting alternative where we receive biller information at our site and convert it to electronic format for delivery, and customers are beginning to show interest in this newest offering. We believe that the environment for software license sales will continue to be challenging until economic conditions begin to improve, and as a result, our ability to grow this revenue stream will be hampered.

         Our maintenance fee revenue increased by $0.4 million, or 7%, from $5.7 million for the three months ended December 31, 2000 to $6.1 million for the three months ended December 31, 2001 and by $1.9 million, or 18%, from $10.3 million for the six months ended December 31, 2000 to $12.2 million for the six months ended December 31, 2001. Maintenance represents annually renewable product support for our software customers, which tends to grow with incremental software license sales. Our growth in maintenance is primarily the result of first year maintenance generated from license sales in the last four quarters, combined with annual retention rates of existing customers that exceed 80%. Pricing has not had a material impact on maintenance revenue growth. An additional factor that explains the disparity in the year over year growth rate of 18% versus the quarter over quarter growth rate of 7% was a modification we made in our maintenance revenue recognition policy that took effect in the quarter ended September 30, 2000. While we continue to recognize maintenance revenue ratably over the related service period, we delay the onset of revenue recognition until cash is received, as opposed to our previous practice of estimating renewals in advance of cash receipt. The implementation of this new policy caused some initial timing differences whereby revenue in the quarter ended September 30, 2000 was lower than normal during the transition. We do not anticipate any significant timing impact going forward.

         Our other revenue, which consists mostly of consulting fees, decreased by $1.3 million, or 25%, from $5.3 million for the three months ended December 31, 2000 to $4.0 million for the three months ended December 31, 2001 and by $0.7 million, or 7%, from $10.2 million for the six months ended December 31, 2000 to $9.5 million for the six months ended December 31, 2001. We earn consulting fees from implementation engagements in each of our three business units. The decline in other revenue is the result of lower biller implementations in our Electronic Commerce business and less software implementations engagements.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $66.6 million, or 61.8% of total revenue, for the three months ended December 31, 2000, and was $67.7 million, or 55.8% of total revenue, for the three months ended December 31, 2001. Cost of processing, servicing and support was $119.7 million, or 60.3% of total revenue, for the six months ended December 31, 2000, and was $135.9 million, or 57.1% of total revenue, for the six months ended December 31, 2001. Cost of processing, servicing and support as a percentage of servicing only revenue (total revenue less license fees) was 66.3% for the three months ended December 31, 2000 versus 59.6% for the three months ended December 31, 2001, and was 64.3% for the six months ended December 31, 2000 versus 60.1% for the six months ended December 31, 2001. We continue to achieve improved efficiency and processing quality within our Genesis processing platform in our Electronic Commerce business. Our ratio of electronic payments to total payments has improved from just over 60% at December 31, 2000 to over 68% at December 31, 2001. Electronic payments carry a significantly lower variable cost per unit than paper based transactions and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not readily apparent in these results. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment processing platforms for much of the year ended June 30, 2001, and one additional platform into fiscal 2002. For the six month period ended December 31, 2001 we incurred over $12 million of expense to Bank of America for their support of the Bank of America West processing platform. The acquired platforms are less efficient than our Genesis processing platform, and therefore more expensive to operate. We completed the conversion of TransPoint subscribers and billers onto our Genesis processing platform in the quarter ended June 30, 2001. We completed the conversion of a portion of the Bank of America East operations in the quarter ended March 31, 2001, which included subscribers in Georgia, Tennessee, Florida, Missouri, Arkansas, Iowa, Kansas, Arizona, New Mexico, North Carolina, South Carolina, Virginia, Maryland and the District of Columbia. We completed the conversion of the remainder of the Bank of America subscribers, referred to as Bank of America West, to Genesis in the quarter ended December 31, 2001. We will retire our Austin platform, which provides processing for a number of smaller banks with a relatively small number of subscribers in the quarter ended June 30, 2002. We will maintain the Bank of America West platform through the quarter ended March 31, 2002 to allow for the completion of any outstanding customer inquiries and remaining payment reconciliation issues, at which time the platform will be retired. As a result of the retirement of the Bank of America West platform, we have also announced that we will close our San Francisco office, which provides customer care services primarily for customers processing on the legacy Bank of America platform. We expect the retirement of the Bank of America West processing platform and the resultant closing of the San Francisco office to reduce quarterly processing costs by approximately $5.0 million, which will first take effect in the quarter ended June 30, 2002. During this time, we will also continue to drive programs focused on improved efficiency and quality, all of which we expect to result in reduced cost per transaction and improving gross margins.

         Research and Development. Our research and development costs were $14.0 million, or 13.0% of total revenue, for the three months ended December 31, 2000, and $15.4 million, or 12.7% of total revenue, for the three months ended December 31, 2001. Our research and development costs were $27.9 million, or 14.1% of total revenue, for the six months ended December 31, 2000, and $30.1 million, or 12.6% of total revenue, for the six months ended December 31, 2001. Adjusted for capitalized development costs, our gross research and development costs were $15.0 million, or 13.9 % of total revenue for the three months ended December 31, 2000, were $16.8 million, or 13.9% of total revenue, for the three months ended December 31, 2001, were $30.2 million, or 15.2% of total revenue, for the six months ended December 31, 2000, and were $32.7 million, or 13.7% of total revenue, for the six months ended December 31, 2001. During fiscal years 2000 and 2001, we decided to invest heavily in research and development activities to enhance our product offerings and further distance ourselves from the competition. Although lower as a percentage of revenue in the current year, we continue to invest heavily and consistently in research and development activities on a gross dollar basis in all of our business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities.

         Sales and Marketing. Our sales and marketing costs were $40.8 million, or 37.8% of total revenue, for the three months ended December 31, 2000, and were $15.4 million, or 12.6% of total revenue, for the three months ended December 31, 2001. Our sales and marketing costs were $55.1 million, or 27.7% of total revenue, for the six months ended December 31, 2000, and were $30.3 million, or 12.7% of total revenue, for the six months ended December 31, 2001. The terms of our strategic alliance agreement with Bank of America in October 2000 called for us to provide $25.0 million toward a two year, $45.0 million marketing campaign to be administered by Bank of America. Because we had no direct influence or impact on the specific nature, timing or extent of the use of funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Net of this one time charge, sales and marketing costs were $15.8 million, or 14.7% of total revenue, for the three months ended December 31, 2000, and were $30.1 million, or 15.1% of total revenue, for the six months ended December 31, 2000. Although lower as a percentage of total revenue in the current fiscal year, we continue to invest consistently in sales and marketing activities on a gross dollar basis. Our marketing staff continues to provide assistance to our consumer service provider customers in identifying best practice programs that are successful in driving increased subscriber adoption and activation.

         General and Administrative. Our general and administrative costs were $12.8 million, or 11.9% of total revenue, for the three months ended December 31, 2000, and were $11.4 million, or $9.4% of total revenue, for the three months ended December 31, 2001. Our general and administrative costs were $24.3 million, or 12.2% of total revenue, for the six months ended December 31, 2000, and were $23.0 million, or 9.7% of total revenue, for the six months ended December 31, 2001. Our general and administrative costs as a percentage of revenue continue to decline due to leverage inherent in our business model and efforts to curtail discretionary spending in a recessionary economy.

         Depreciation and Amortization. Depreciation and amortization costs decreased from $124.1 million for the three months ended December 31, 2000 to $114.8 million for the three months ended December 31, 2001, and increased from $179.9 million for the six months ended December 31, 2000 to $234.0 million for the six months ended December 31, 2001. The significant depreciation and amortization amounts are primarily the result of the acquisitions of TransPoint in September 2000 and the purchase of the electronic banking assets of Bank of America in October 2000, in addition to remaining intangible amortization of previous acquisitions. Net of intangible amortization resulting from acquisitions, our depreciation costs related solely to fixed assets used in ongoing operations, increased from $8.5 million for the three months ended December 31, 2000 to $10.0 million for the three months ended December 31, 2001, and from $16.3 million for the six months ended December 31, 2000 to $19.6 million for the six months ended December 31, 2001. The increase in fixed asset depreciation is the result of continued capital spending for data processing equipment, related software, and new and improved facilities in support of the continued growth of the business.

         Impairment of Intangible Assets. In the quarter ended December 31, 2001, we recorded charges totaling $155.1 million for the impairment of intangible assets. This was the combined result of a charge of $107.4 million for the impairment of goodwill associated with our acquisition of BlueGill Technologies in April 2000 (currently referred to as CheckFree i-Solutions), and of $47.7 million for the retirement of certain technology assets we acquired from TransPoint in September 2000.

         Upon successful integration of BlueGill Technologies into the operations of our Software business, during fiscal 2001, we established a revenue budget for fiscal 2002 that anticipated continued rapid growth in software license sales. We saw a drop off in demand for electronic billing software during the quarter ended September 30, 2001; however, we did not believe this would impact our longer-term expectations for this product line and, therefore, there was no impairment at that time. When sales declined again in the quarter ended December 31, 2001, we reevaluated our long-term expectations and viewed this as a triggering event that required evaluation of possible impairment per the guidelines of Statement of Financial Accounting Standards number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Our tests relative to the total tangible and intangible assets related to the i-Solutions product line revealed that the assets were in fact impaired. This resulted in a charge of $107.4 million to write down the value of goodwill related to the acquisition of BlueGill.

         As part of the acquisition of TransPoint in September 2000, we were required to maintain the TransPoint technology for up to three years for any customer that wished to remain on the system. When valuing the TransPoint assets, we established an intangible asset for current technology and assigned it a three-year life. We have migrated all of the subscribers, billers and consumer service providers to our Genesis platform and the last of our international partners gave notice of their intention to cancel their maintenance agreement with us during the December 2001 quarter. Additionally, we recently concluded that components of the TransPoint technology were not compatible with current or future initiatives. We viewed these as triggering events that required the evaluation of possible impairment per SFAS 121. Our overall testing indicated that there was no impairment of the TransPoint assets in general; however, we then evaluated SFAS 121 requirements related to the retirement of assets and identified two technologies for which we now have no future use. We retired these two technologies, resulting in a charge of $47.7 million. In the future, should we decide the remaining technologies have no continued use in our evolving electronic billing product offerings, we would be required to retire them as well. The book value of the remaining current technology asset on December 31, 2001 is $68.6 million and the quarterly amortization is $10.3 million.

         In- Process Research and Development. In the three month period ended September 30, 2000, we incurred $18.6 million of in-process research and development costs in relation to our acquisition of TransPoint. For a detailed discussion of this charge, please refer to the Notes to Consolidated Financial Statements included in our June 30, 2001 Annual Report.

         Interest. Net interest decreased from net interest income of $1.5 million for the three months ended December 31, 2000 to net interest expense of $1.2 million for the three months ended December 31, 2001. Net interest decreased from net interest income of $1.8 million for the six months ended December 31, 2000 to net interest expense of $1.7 million for the six months ended December 31, 2001. Net interest is composed of interest income, offset by interest expense. Interest income decreased from $4.7 million for the three months ended December 31, 2000 to $2.0 million for the three months ended December 31, 2001. The decrease is a result of the combined effect of a reduction of average invested assets of approximately $50.5 million and a reduction in average annual yield of approximately 3% consistent with the continued lowering of interest rates over the past year. Interest income has decreased from $8.4 million for the six months ended December 31, 2000 to $4.7 million for the six months ended December 31, 2001. The reduction is a result of the combined effect of a decrease in average annual yield of approximately 3%, offset by an increase in average invested assets of $7.1 million. Interest expense has declined slightly from $3.3 million for the three months ended December 31, 2000 to $3.2 million for the three months ended December 31, 2001. The slight decrease is due to a decrease in average outstanding debt and other long-term obligations of approximately $2.0 million while average interest rates have remained flat quarter over quarter. Interest expense has declined slightly from $6.7 million for the six months ended December 31, 2000 to $6.5 million for the six months ended December 31, 2001. The decrease is due to a slight drop in of two basis points in interest rates while average outstanding debt has remained relatively flat year over year. Note that our interest rate is fixed at 6.5% on our $172.5 million of convertible debt that has remained in place for all periods.

         Income Taxes. We recorded an income tax benefit of $33.1 million, at an effective rate of 22.2%, for the three months ended December 31, 2000, and an income tax benefit of $44.3 million, at an effective rate of 17.1%, for the three months ended December 31, 2001. We recorded an income tax benefit of $50.8 million, at an effective rate of 22.6% for the six months ended December 31, 2000, and an income tax benefit of $67.9 million, at an effective rate of 18.3%, for the six months ended December 31, 2001. The reported effective rates differ from the blended statutory rate of 40% in all periods due to certain non-deductible goodwill, impairment charges related to goodwill, in-process research and development and other non-deductible expenses, offset somewhat by jobs credits and tax exempt interest income.


SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted. Charges identified as purchase accounting amortization, impairment of intangible assets, one time marketing charge and in-process research and development were separated from the operating results for a better understanding of the underlying performance of each segment.

                                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                       DECEMBER 31,                           DECEMBER 31,
                                                              ------------------------------          ------------------------------
                                                                 2000               2001                 2000                2001
                                                              ----------          ----------          ----------          ----------
                                                                                          (IN THOUSANDS)

OPERATING REVENUE:
Electronic Commerce ................................          $  74,405           $  85,639           $ 137,363           $ 170,465
Investment Services ................................             17,014              19,725              32,669              39,097
Software ...........................................             16,302              15,974              28,446              28,451
                                                              ----------          ----------          ----------          ----------
       Total Operating Revenue .....................          $ 107,721           $ 121,338           $ 198,478           $ 238,013
                                                              ==========          ==========          ==========          ==========

OPERATING INCOME (LOSS):
Electronic Commerce ................................          $  (6,253)          $   4,181           $ (11,039)          $   7,053
Investment Services ................................              4,022               5,466               8,021              10,835
Software ...........................................              1,244               2,005                 429                 691
Corporate ..........................................             (8,936)             (9,973)            (17,196)            (19,375)
Purchase accounting amortization ...................           (115,647)           (104,858)           (163,548)           (214,428)
Impairment of intangible assets ....................               --              (155,072)               --              (155,072)
One time marketing charge ..........................            (25,000)               --               (25,000)               --
In-process research and development ................               --                  --               (18,600)               --
                                                              ----------          ----------          ----------          ----------
       Total Operating Loss ........................          $(150,570)          $(258,251)          $(226,933)          $(370,296)
                                                              ==========          ==========          ==========          ==========


         Revenue in our Electronic Commerce business increased by $11.2 million, or 15%, from $74.4 million for the three months ended December 31, 2000 to $85.6 million for the three months ended December 31, 2001. Revenue increased by $33.1 million, or 24%, from $137.4 million for the six months ended December 31, 2000 to $170.5 million for the six months ended December 31, 2001. Underlying growth in this business is driven primarily by an increase in subscribers from about
4.4 million at December 31, 2000 to 5.9 million at December 31, 2001. Sequential subscriber growth for the quarter ended December 30, 2001 was 6%, as subscribers increased from approximately 5.6 million at September 30, 2001 and was 7% for the quarter ended September 30, 2001 as subscribers increased from about 5.2 million at June 30, 2001. This compares to eight previous quarters reflecting subscriber growth of 8% or more. We anticipate that sequential subscriber growth may remain lower in subsequent quarters, as economic conditions may continue to cause financial institutions to be more aggressive in managing subscriber counts.

         With our acquisition of TransPoint in September 2000, we became the preferred provider of electronic billing and payment services to customers offered through MicroSoft's MSN and Money Central product offerings. The agreement with Microsoft provides guaranteed revenue of $120 million over a five-year period that commenced in January 2001. Additionally, as part of the TransPoint acquisition, we received $60 million of guaranteed revenue and/or costs savings opportunities through First Data Corporation over a five-year period, which began in September. Effective October 1, 2000, we completed a strategic agreement with Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its customer base. This ten-year agreement provides annual revenue guarantees of $50 million, or $12.5 million on a quarterly basis. We had been processing certain transactions for Bank of America prior to the strategic agreement and therefore, the $50 million guarantee is not entirely incremental to our underlying revenue. However, we did add approximately 300,000 incremental subscribers to our subscriber base upon completion of the strategic agreement. Actual revenue for each of these agreements has been below the guaranteed minimum level, until the quarter ended December 31, 2001, when Bank of America exceeded their minimum. Bank of America provides in excess of 10% of the total Electronic Commerce segment on a year to date basis as of December 31, 2001.

         When combining subscriber growth with guaranteed revenue minimums, an increasing volume of business opting for a transaction based pricing structure versus a traditional subscriber based pricing structure, an emerging electronic billing revenue stream, and volatile interest based revenue sources that fluctuate with interest rate changes, it has become much more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional key indicator. During the three months ended December 31, 2001, we processed over 75 million transactions, compared to approximately 55.5 million for the three months ended December 31, 2000, and, for the six months ended December 31, 2001, we processed approximately 144.4 million transactions, compared to approximately 102.5 million for the six months ended December 31, 2000.

         To date, we have 191 primary billers in production with our E-Bill electronic billing product offering that are delivering over 800,000 electronic bills per month as of December 31, 2001. A primary biller, in our definition, is one that has the potential to distribute in excess of 100,000 bills on a monthly basis. Also, we have added bill aggregation technology to our Genesis platform that provides access to additional billers through "bill scraping," which will be available to our consumer service provider partners as they upgrade to our Web Pay for Consumers product. As of December 31, 2001, we are distributing 25 popular bills through scraping technology and have implemented another 28 non-primary billers for a total consumer choice of among 244 electronic bills. We believe that a complete, integrated round trip electronic billing and payment experience for an average of six to ten bills per customer is an important factor in driving subscriber growth. As of December 31, 2001, we estimate that the average consumer using our Web Pay for Consumer product has the potential to receive from six to eight electronic bills in major strategic marketing areas throughout the United States.

         Operating results in our Electronic Commerce business, net of purchase accounting amortization, intangible asset impairment charges, a one time marketing charge, and in-process research and development charges, have improved from an operating loss of $6.3 million for the three months ended December 31, 2000 to an operating profit of $4.2 million for the three months ended December 31, 2001. On the same basis, our Electronic Commerce operating results have improved from an operating loss of $11.0 million for the six months ended December 31, 2000 to an operating profit of $7.1 million for the six months ended December 31, 2001. We continue to drive improved efficiency and processing quality within our Genesis processing platform. Our ratio of electronic payments to total payments has improved from approximately 60% as of December 31, 2000 to over 68% as of December 31, 2001. Electronic payments carry a significantly lower variable cost per unit than paper transactions and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality are not readily apparent in our results, however. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment processing platforms for much of the year ended June 30, 2001 and one additional processing platform through December 2001. The acquired platforms are less efficient than our Genesis processing platform, and therefore much more expensive to operate. For the six month period ended December 31, 2001 we incurred over $12 million of expense to Bank of America for their support of the Bank of America West processing platform. We completed the conversion of the TransPoint subscribers and billers onto Genesis in the quarter ended June 30, 2001. We completed the conversion of the Bank of America subscribers onto Genesis in the quarter ended December 31, 2001. We will maintain the Bank of America West platform through the quarter ended March 31, 2002 to allow for completion of any outstanding customer inquiries and remaining payment reconciliation issues, at which time the platform will be retired. As a result of the retirement of the Bank of America West platform, we have announced that we will be closing our San Francisco customer care office in the quarter ended June 30, 2002. We expect the retirement of the Bank of America West platform and the resultant closing of the San Francisco office to reduce quarterly processing costs by approximately $5.0 million, which will first take effect in the quarter ended June 30, 2002. Our focus for the remainder of fiscal 2002 will be toward improved profitability in our Electronic Commerce business through programs designed to:

         - drive increased subscriber adoption and activation among our partners;
         - improve product design and usability;
         - improve overall customer satisfaction; and
         - reduce variable costs per transaction.

         While there continue to be no guarantees as to the timing or extent of accelerating adoption of electronic billing and payment services, we believe that with our continued focus on improved product and service quality, efficiency and customer satisfaction, we are better positioned to maintain our market leadership position throughout an accelerated growth cycle should it occur.

         Revenue in our Investment Services business has increased by 16%, from $17.0 million for the three months ended December 31, 2000, to $19.7 million for the three months ended December 31, 2001, and increased by 20%, from $32.7 million for the six months ended December 31, 2000, to $39.1 million for the six months ended December 31, 2001. Growth in this business is due primarily to an increase in portfolios managed from approximately 1.1 million at December 31, 2000, to over 1.2 million at December 31, 2001. Much of the revenue growth has occurred in fee-based versus institutional accounts, mirroring the movement of the investment industry towards fee-based products and away from the transactional commission-based model. The lower annual growth in both revenue and portfolios compared to prior periods is due primarily to the decline in economic conditions, particularly in the financial services sector, and an adverse effect caused by industry consolidations where current portfolios are moved to an internal or competitor's solution. Portfolios managed in the month of October 2001 remained relatively flat compared to September 2001, and while we have experienced modest portfolio growth in the months of November and December 2001, we have not regained our historical growth rate. Revenue streams from our financial planning software have declined from prior periods and we do not expect a recovery in the near term due to economic and competitive pressures. As a result, we have announced plans to discontinue these products and rationalize the size of our Raleigh, North Carolina office during the quarter ended March 31, 2002. Although preliminary, our expectations are that these actions will result in a modest decrease in revenue more than offset by a modest increase in operating income in future periods.

         During the six month period ended December 31, 2001, the division released a web-based version of two of its prominent products. The APL Browser offers clients access via the Internet to the division's portfolio accounting and reporting product. Similarly, money manager database searches can now be executed through the web-based M-Search product. These product releases, or Internet-based wrap services, create a highly visible new distribution channel for money managers and brokers, and an opportunity for growth for our Investment Services business.

         Operating income in our Investment Services segment, net of purchase accounting amortization, has increased by 36%, from $4.0 million for the three months ended December 31, 2000, to $5.5 million for the three months ended December 31, 2001, and increased by 35%, from $8.0 million for the six months ended December 31, 2000, to $10.8 million for the six months ended December 31, 2001. As indicated above, much of our revenue growth has occurred in fee-based versus institutional accounts that carry a lower unit price, which in turn places downward pressure on margins as the cost to process this business is not proportionally lower. However, nonrecurring investment expenses in previous periods resulted in a return of the margin to its historical rate. We recently initiated a quality program that focuses attention on improved system reliability, particularly trading availability, which is critical to the business unit. For the remainder of fiscal 2002, the Investment Services division's key initiatives include:

         - extension of product offerings that enhance capabilities and address new client products;
         - additional versions of the APL Browser with increased functionality; and
         - continued development of a relational database allowing our clients easier access to their data.

         Revenue in our Software business declined by $0.3 million, or approximately 2%, from $16.3 million for the three months ended December 31, 2000 to $16.0 million for the three months ended December 31, 2001. Revenue remained essentially flat, at $28.4 million for the six months ended December 31, 2000 and 2001. The downturn in economic conditions in calendar 2001 has caused many businesses to curtail discretionary expenditures, which has resulted in an overall dampened demand for software solutions. Our approach to addressing these economic concerns within our i-Solutions business unit has been to offer two new products:

         - i-Solutions Select, which is a series of industry-tailored packaged software choices at lower price points; and
         - new options for billers to host economically-priced electronic billing and payment services at CheckFree, which streamlines implementation cycles and lowers costs to billers while delivering both biller direct and e-bill distribution and payment across our network.

We released these two solutions during the quarter ended September 30, 2001 and while we are seeing increasing interest in the hosting solution, the direct software sales of both i-Solutions and i-Solutions Select remain slower than expected. Our more mature software units, CheckFree Financial and Compliance Solutions (CFACS) and ACH Solutions, both faced the same dampening of demand in the quarter ended September 30, 2001, but saw increased sales in the December 31, 2001 quarter. Much of the improvement in the mature software divisions came from closing sales expected for the March 2002 quarter more so than from closings delayed in the September 2001 quarter, and as a result, we believe that software sales in general will continue to be challenging until economic conditions begin to improve.

         Operating results in our Software business, net of purchase accounting amortization, have improved from operating income of $1.2 million for the three months ended December 31, 2000 to operating income of $2.0 for the three months ended December 31, 2001. Operating results have improved slightly, from operating income of $0.4 million for the six months ended December 31, 2000 to operating income of $0.7 million for the six months ended December 31, 2001. Improvement in operating results is primarily the result of stronger than expected license revenue in the quarter ended December 31, 2001 and continued efforts to manage discretionary costs in light of current economic conditions. Expense savings have taken place throughout the Software segment and not in a particular function or product area.

         Our Corporate segment represents charges for legal, human resources, finance and other various unallocated overhead expenses. Our Corporate segment incurred operating expenses of $8.9 million, or 8.3% of total revenue for the three months ended December 31, 2000, and of $10.0 million, or 8.2% of total revenue for the three months ended December 31, 2001. Our Corporate segment incurred operating expenses of $17.2 million, or 8.7% of total revenue, for the six months ended December 31, 2000, and $19.4 million, or 8.1% of total revenue, for the six months ended December 31, 2001. On a year over year basis, although we continue to add corporate resources in support of the growth of the business, our overhead costs as a percentage of revenue have continued to decline, reflecting leverage inherent in our current business model.

         The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $115.6 million for the three months ended December 31, 2000 to $104.9 million for the three months ended December 31, 2001. The decline is the result of shorter-term intangible assets that have fully amortized in the quarter ended December 31, 2001. The total amount of purchase accounting amortization has increased from $163.5 million for the six months ended December 31, 2000 to $214.4 million for the six months ended December 31, 2001. This increase is the result of intangible assets established by the acquisitions of TransPoint in September 2000 and the purchase of the electronic billing and payment assets of Bank of America in October 2000, offset by shorter-term intangible assets that fully amortized in the quarter ended December 31, 2001.

          In the quarter ended December 31, 2001, we recorded charges totaling $155.1 million for the impairment of intangible assets. This was the combined result of a charge of $107.4 million for the impairment of goodwill associated with our acquisition of BlueGill Technologies in April 2000 (currently referred to as CheckFree i-Solutions), and of $47.7 million for the retirement of certain technology assets we acquired from TransPoint in September 2000. Please refer to Impairment of Intangible Assets in the Results of Operations section of this report for a detailed explanation of these charges.

         The one time marketing charge took place in the three-month period ended December 31, 2000. Our strategic alliance with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we had no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Additionally, because we do not market directly to subscribers but rather leave that to our various consumer service provider customers, we have carved out this charge from ongoing operations as an unusual, non-recurring event.

          In the three month period ended September 30, 2000, we incurred $18.6 million of in-process research and development costs in relation to our acquisition of TransPoint. For a detailed discussion of this charge, please refer to the Notes to Consolidated Financial Statements included in our June 30, 2001 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

         The following chart summarizes our Consolidated Statement of Cash Flows for the three and six months ended December 31, 2001.

                                                                         Three Months          Three Months           Six Months
                                                                            Ended                  Ended                 Ended
                                                                         September 30,          December 31,          December 31,
                                                                             2001                  2001                  2001
                                                                         -------------          ------------          ------------

Net cash provided by (used in):
   Operating activities ..........................................         $ (1,228)             $  7,674              $  6,446
   Investing activities ..........................................           (5,699)              (14,330)              (20,029)
   Financing activities ..........................................             (417)                  670                   253
                                                                           ---------             ---------             ---------
Net decrease in cash and cash equivalents ........................         $ (7,344)             $ (5,986)             $(13,330)
                                                                           =========             =========             =========


         As of December 31, 2001, we have $189.1 million of cash, cash equivalents and short-term investments on hand and additional $57.9 million in long-term investments. Our balance sheet reflects a current ratio of 2.7 and working capital of $184.1 million. During the quarter ended December 31, 2001 we entered into certain operating leases for equipment and we pledged $4.3 million of investment securities as collateral, which brings our pledged investments to a total of $5.6 million. We believe that existing cash, cash equivalents and investments will be more than sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         For the six months ended December 31, 2001, we generated $6.4 million of cash for operating activities. During our September quarter we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high software sales from the previous quarter. Underlying cash provided by ongoing operations in the December quarter has offset these seasonally high uses of cash in the September quarter.

         From an investing perspective, we used $20.0 million of cash for the six months ended December 31, 2001. This is comprised of $13.2 million of cash used for the purchase of property and software and $2.6 million of capitalized software development costs and the net use of $4.2 million of cash from the maturities and sales of held to maturity securities.

         From a financing perspective, for the six months ended December 31, 2001, we received $0.3 million in cash from the exercise of employee stock options and $2.4 million from payroll deductions set aside for our employee stock purchase plan. We used $2.4 million of cash for principal payments under capital lease obligations.


INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption Business - Business Risks in the Annual Report on Form 10-K for the year ended June 30, 2001, as amended, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report are based on information presently available to our management. We assume no obligation to update any forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With the acquisition of BlueGill in April 2000, we obtained operations in Canada and we have opened offices in the United Kingdom, Singapore and Australia. As a result, we now have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the start up nature of each of these operations, however, we currently utilize the U.S. dollar as the functional currency for all international operations. As these operations begin to generate sufficient cash flow to provide for their own cash flow requirements, we will convert to local currency as the functional currency in each related operating unit as appropriate. Because we utilize the U.S. dollar as the functional currency and due to the immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

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

         We have investments in several e-billing related companies totaling $3.7 million at December 31, 2001. These companies are in the start-up phase and can therefore be adversely impacted by economic conditions. During our 2001 fiscal year, we recorded charges to reflect the "other than temporary" decline in value of these investments. In the future, should the value of these investments decrease further, we may incur additional charges to reduce the value of these investments.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on Wednesday, November 7, 2001 to elect three Class III Directors of the Company to serve for a three-year term expiring at the 2004 Annual Meeting of Stockholders.

         Management's proposal as presented in the proxy statement was approved with the following vote:

         Proposal 1:  The election of three Class III Directors of the Company, to serve until the 2004 Annual Meeting of Stockholders or until his successor is elected and qualified:

                                                              NUMBER OF SHARES VOTED
                                       ---------------------------------------------------------------------
                                                                    WITHHOLD
                                               FOR                  AUTHORITY                 TOTAL
                                       --------------------    --------------------    ---------------------

         Peter J. Kight                    59,625,736               4,247,373               63,873,109
         Lewis C. Levin                    61,531,981               2,341,128               63,873,109
         Jeffrey M. Wilkins                61,994,570               1,878,539               63,873,109

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS.

             None.

        (b)  REPORTS ON FORM 8-K.

             We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHECKFREE CORPORATION

Date: February 13, 2002            By: /s/ David E. Mangum
                                       -----------------------------------------
                                       David E. Mangum, Executive Vice President
                                       and Chief Financial Officer* (Principal
                                       Financial Officer)




Date: February 13, 2002            By: /s/ Joseph P. McDonnell
                                       -----------------------------------------
                                       Joseph P. McDonnell, Vice President,
                                       Controller, and Chief Accounting Officer
                                       (Principal Accounting Officer)


* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.