Form 10-Q
period 2002-03-31
CHECKFREE CORP \GA\
filed 2002-05-15
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended March 31, 2002
                                       OR
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 88,060,896 shares of Common Stock, $.01 par value, were outstanding at May 13, 2002.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.
                      Condensed Consolidated Balance Sheets                             3
                           March 31, 2002 and June 30, 2001

                      Condensed Consolidated Statements of Operations                   4
                           For the Three and Nine Months Ended
                           March 31, 2001 and 2002

                      Condensed Consolidated Statements of Cash Flows                   5
                           For the Nine Months Ended
                           March 31, 2001 and 2002

                      Notes to Interim Condensed Consolidated Unaudited                 6
                           Financial Statements For the Three and Nine
                           Months Ended March 31, 2001 and 2002

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                              11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            24

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                    N/A

         Item 2.  Changes in Securities and Use of Proceeds.                            N/A

         Item 3.  Defaults Upon Senior Securities.                                      N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                  N/A

         Item 5.  Other Information.                                                    N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                     25

         Signatures.                                                                    26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,            MARCH 31,
                                                                                            2001                 2002
                                                                                      -----------------    -----------------
                                                                                                 (IN THOUSANDS)
                                       ASSETS
Current assets:
     Cash and cash equivalents................................................        $       124,122       $       123,926
     Investments..............................................................                 35,930                92,197
     Accounts receivable, net.................................................                 88,818                74,105
     Prepaid expenses and other assets........................................                  8,681                 7,853
     Deferred income taxes....................................................                 13,725                13,480
                                                                                      ----------------      ----------------
         Total current assets.................................................                271,276               311,561
Property and equipment, net...................................................                109,226                99,586
Other assets:
     Capitalized software, net................................................                187,021                84,218
     Goodwill, net                                                                            820,169               572,236
     Strategic agreements, net................................................                643,212               550,260
     Other intangible assets, net.............................................                 47,118                29,771
     Investments..............................................................                 96,042                58,221
     Restricted investments...................................................                     --                 3,000
     Other noncurrent assets..................................................                  9,889                 9,000
                                                                                      ----------------      ----------------
         Total other assets...................................................              1,803,451             1,306,706
                                                                                      ----------------      ----------------
              Total...........................................................        $     2,183,953       $     1,717,853
                                                                                      ================      ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................        $        19,084       $        16,542
     Accrued liabilities......................................................                 60,090                63,539
     Current portion of long-term obligations.................................                  4,528                 3,066
     Deferred revenue.........................................................                 44,913                40,111
                                                                                      ----------------      ----------------
         Total current liabilities............................................                128,615               123,258
Accrued rent and other........................................................                  4,758                 3,902
Deferred income taxes.........................................................                141,853                53,392
Obligations under capital leases - less current portion.......................                  4,041                 3,135
Convertible subordinated notes................................................                172,500               172,500
Stockholders' equity:
     Preferred stock- 15,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding.....................................                     --                    --
     Common stock- 500,000,000 authorized shares, $.01 par value;
         issued 92,472,299 and 93,539,748 shares, respectively;
         outstanding 86,928,475 and 88,011,404 shares, respectively...........                    869                   880
     Additional paid-in-capital...............................................              2,420,957             2,431,920
     Accumulated deficit......................................................               (689,455)          (1,070,994)
     Unearned compensation....................................................                   (185)                (140)
                                                                                      ----------------      ----------------
         Total stockholders' equity...........................................              1,732,186             1,361,666
                                                                                      ----------------      ----------------
              Total...........................................................        $     2,183,953       $     1,717,853
                                                                                      ================      ================

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               MARCH 31,                                MARCH 31,
                                                    -------------------------------          -------------------------------
                                                        2001              2002                   2001             2002
                                                    -------------      ------------          -------------    --------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Processing and servicing..................     $     95,636       $   108,603           $    261,324     $     313,056
     License fees..............................            7,577             7,085                 19,840            18,890
     Maintenance fees..........................            5,232             5,595                 15,539            17,804
     Other.....................................            4,624             3,303                 14,845            12,849
                                                    -------------      ------------          -------------    --------------
                    Total revenues.............          113,069           124,586                311,548           362,599

Expenses:
     Cost of processing, servicing and support.           68,289            66,961                187,947           202,816
     Research and development..................           13,276            13,464                 41,218            43,554
     Sales and marketing.......................           16,790            13,142                 71,843            43,418
     General and administrative................           12,843             9,654                 37,133            32,638
     Depreciation and amortization.............          125,126           100,831                304,995           334,863
     In-process research and development.......               --                --                 18,600                --
     Impairment of intangible assets...........               --                --                     --           155,072
     Reorganization charge.....................               --            15,871                     --            15,871
                                                    -------------      ------------          -------------    --------------
                    Total expenses.............          236,324           219,923                661,736           828,232
                                                    -------------      ------------          -------------    --------------
Loss from operations...........................        (123,255)          (95,337)              (350,188)         (465,633)
Interest, net..................................              629           (1,272)                  2,402           (2,987)
Loss on investments............................         (14,144)                --               (14,144)                --
                                                    -------------      ------------          -------------    --------------
Loss before income taxes.......................        (136,770)          (96,609)              (361,930)         (468,620)
Income tax benefit.............................         (35,703)          (19,150)               (86,486)          (87,081)
                                                    -------------      ------------          -------------    --------------
Net loss.......................................     $  (101,067)       $ (77,459)            $  (275,444)     $   (381,539)
                                                    =============      ============          =============    ==============

Basic earnings (loss) per share:
     Net income (loss) per common share........     $     (1.17)       $    (0.89)           $     (3.49)     $      (4.37)
                                                    =============      ============          =============    ==============
     Equivalent number of shares...............           86,682            87,446                 78,909            87,250
                                                    =============      ============          =============    ==============
Diluted earnings (loss) per share:
     Net income (loss) per common share........     $     (1.17)       $    (0.89)           $     (3.49)     $      (4.37)
                                                    =============      ============          =============    ==============
     Equivalent number of shares...............           86,682            87,446                 78,909            87,250
                                                    =============      ============          =============    ==============

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           ---------------------------------
                                                                                2001              2002
                                                                           ---------------    --------------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
     Net loss........................................................      $    (275,444)     $   (381,539)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     In-process research and development.............................              18,600                --
     Loss on investments.............................................              14,144                --
     Loss on disposal of property and equipment......................                  79                --
     Depreciation and amortization...................................             304,995           334,863
     Deferred income tax provision...................................            (86,395)          (87,081)
     Impairment of intangible assets.................................                  --           155,072
     Non-cash portion of reorganization charge.......................                  --             1,640
     Purchases of investments - Trading..............................            (12,304)                --
     Proceeds from maturities and sales of investments, net - Trading              19,004                --
     Change in certain assets and liabilities (net of acquisitions and dispositions):
         Accounts receivable.........................................            (23,020)            14,713
         Prepaid expenses and other..................................               1,745               858
         Other noncurrent assets.....................................               1,462               897
         Accounts payable............................................               4,072           (2,542)
         Accrued liabilities.........................................              17,990             8,105
         Deferred revenue............................................               8,650           (4,802)
         Income tax accounts.........................................               (352)             (118)
         Accrued rent and other......................................                 161              (19)
                                                                           ---------------    --------------
              Net cash provided by (used in) operating activities....             (6,613)            40,047
Cash flows from investing activities:
     Purchase of property and software...............................            (22,171)          (17,307)
     Proceeds from sale of property and equipment....................                 832                --
     Capitalization of software development costs....................             (4,063)           (3,632)
     Cash and cash equivalents from business acquired, net of
       acquisition costs...........................................                96,083                --
     Capitalization of strategic agreement costs.....................            (10,114)                --
     Purchase of investments - held to maturity......................           (138,474)          (77,615)
     Increase in restricted investments..............................                  --           (3,000)
     Proceeds from maturities and sales of investments - held to
       maturity......................................................              68,450            59,169
                                                                           ---------------    --------------
              Net cash used in investing activities..................             (9,457)          (42,385)
Cash flows from financing activities:
     Principal payments under capital lease obligations..............             (3,190)           (3,268)
     Proceeds from sale of stock and exercise of warrants............              12,562               688
     Proceeds from stock options exercised...........................               6,731             1,576
     Proceeds from employee stock purchase plan......................               3,067             3,146
                                                                           ---------------    --------------
              Net cash provided by financing activities..............              19,170             2,142
                                                                           ---------------    --------------
Net increase (decrease) in cash and cash equivalents.................               3,100             (196)
Cash and cash equivalents:
     Beginning of period.............................................             128,074           124,122
                                                                           ---------------    --------------
     End of period...................................................      $      131,174     $     123,926
                                                                           ===============    ==============

  See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2002

         1.       INTRODUCTION

                  The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the nine months ended March 31, 2001 and 2002 are not necessarily indicative of the results for the full year.

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

                  CHECKFREE I-SOLUTIONS
                  During the quarter ended December 31, 2001, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions). The main indicators of impairment were recent economic conditions, accompanied by internet-based software industry trends that have negatively impacted both i-Solutions current operations, as well as its expected future growth rates. The Company first evaluated recoverability by comparing the projected undiscounted cash flows of the i-Solutions business, including an estimated terminal value, to the related carrying value of its long-lived assets. As a result of this comparison, the Company determined that the i-Solutions assets were impaired. The amount of the impairment was then determined by comparing the estimated fair value of the i-Solutions assets to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the i-Solutions business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates at the time. As a result of the fair value test, the Company recorded a charge reducing the carrying value of CheckFree i-Solutions goodwill by $107,405,000. This amount is included in impairment of intangible assets in the accompanying condensed consolidated statement of operations. CheckFree i-Solutions is included in the Company's Software business segment.

                  TRANSPOINT
                  During the quarter ended December 31, 2001, the Company performed a review of the carrying value of technology assets it acquired as part of the TransPoint acquisition in September 2000. The review was prompted by the termination of the maintenance agreement for this technology from the last of our international partners, and the conclusions reached by the Company in evaluating the service potential of the technology against our present and future initiatives. As a result of the review, the Company identified two technologies for which there is no future use and recorded a charge of $47,667,000 to retire these assets. The charge is included in impairment of intangible assets in the accompanying condensed consolidated statement of operations. In the future, should the Company decide the remaining technologies have no continued use in our evolving electronic billing product offerings, those technologies would be retired as well. The book value of the remaining current technology asset as of March 31, 2002 is $58,300,000 and the quarterly amortization is $10,291,000.

                  The retirement of the TransPoint technology assets noted above was an indicator to the Company of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of TransPoint. The Company evaluated the recoverability of all its Electronic Commerce division long-lived assets by comparing the projected undiscounted cash flows of the division, including an estimated terminal value, to the carrying value of its long-lived assets. The assumptions supporting the estimated cash flows, including the estimated terminal value, reflect management's best estimates at the time. The result of this test indicated that there was no impairment of the Company's Electronic Commerce division long-lived assets.

         3.       REORGANIZATION CHARGES

                  During the quarter ended March 31, 2002, the Company announced it would streamline operations in its Electronic Commerce division, refine its strategy for the i-Solutions business unit of its Software division, and discontinue certain product lines associated with its Investment Services division. As a result of these actions, the Company will close or consolidate operations in several locations and eliminate certain other positions in the Company. The streamlining of its Electronic Commerce division operations is the result of efficiencies gained from the consolidation of three legacy transaction processing platforms to its Genesis platform and will result in the closing of its San Francisco, California location on April 30th, and its Houston, Texas and Austin, Texas locations on or about June 30th. The refinement in strategy for the i-Solutions business resulted in the closing of its Ann Arbor, Michigan and Singapore locations on March 19th.

As a result of these actions, the Company recorded $15,871,000 of reorganization charges, including $1,640,000 of non-cash asset impairment charges, $11,016,000 of severance related to the termination of 706 employees, and $3,215,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. These amounts are included in reorganization charge in the accompanying condensed consolidated statement of operations. Revenues and operating income related to the discontinued product lines in the Investment Services division are immaterial to the Company.

                  A summary of activity related to the reorganization charges recorded in the quarter ended March 31, 2002, is as follows (in thousands):

                                                                                           REORGANIZATION
                                                  REORGANIZATION                             RESERVE AT
                                                   CHARGES (1)         CASH PAYMENTS       MARCH 31, 2002
                                                 -----------------    -----------------    ----------------
Severance and other employee costs                      $  11,016             $  (662)           $  10,354
Office closure and business exit costs                      3,130                   --               3,130
Other exit costs                                               85                 (34)                  51

                                                 -----------------    -----------------    ----------------
Total reorganization                                    $  14,231             $  (696)           $  13,535
                                                 =================    =================    ================

(1) Excludes $1,640,000 of non-cash asset impairment charges


                  In conjunction with the reorganization activities described above, the Company revised the estimated useful lives of the Existing Product Technology and Customer Base intangible assets related to the product lines that are to be discontinued from its Mobius Group acquisition, the Workforce intangible asset from its strategic agreement with Bank of America, and certain property and equipment assets associated with office locations that are to be closed. This resulted in additional depreciation and amortization expense of $840,000 for the three and nine months ended March 31, 2002, which represents an after-tax impact of $675,000 for the same periods and an impact to earnings per share of $(0.01) for the three months ended March 31, 2002.

         4.       EARNINGS PER SHARE

                  The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                           FOR THE THREE MONTHS ENDED
                     -------------------------------------------------------------------------------------------------
                                     MARCH 31, 2001                                     MARCH 31, 2002
                     -----------------------------------------------     ---------------------------------------------
                          LOSS              SHARES          PER-SHARE        LOSS             SHARES         PER-SHARE
                       (NUMERATOR)       (DENOMINATOR)      AMOUNT        (NUMERATOR)      (DENOMINATOR)       AMOUNT
                     ----------------    --------------     --------     -------------    ---------------    ---------
Basic EPS..........    $   (101,067)         86,682         $ (1.17)      $  (77,459)          87,446        $ (0.89)
                                                            ========                                         =========
Effect of dilutive
securities:
  Options and
    warrants.......             --              --                                               --
                       --------------    --------------                  -------------    ---------------
Diluted EPS........    $   (101,067)         86,682         $ (1.17)      $  (77,459)          87,446        $ (0.89)
                       ==============    ==============     ========     =============    ===============    =========

                                                           FOR THE NINE MONTHS ENDED
                     -------------------------------------------------------------------------------------------------
                                     MARCH 31, 2001                                     MARCH 31, 2002
                     ------------------------------------------------    ---------------------------------------------

                          LOSS              SHARES          PER-SHARE        LOSS             SHARES         PER-SHARE
                       (NUMERATOR)       (DENOMINATOR)      AMOUNT       (NUMERATOR)      (DENOMINATOR)      AMOUNT
                     ----------------    --------------     ---------    -------------    ---------------    ---------
Basic EPS..........    $   (275,444)         78,909         $ (3.49)      $ (381,539)         87,250         $  (4.37)
                                                            ========                                         =========
Effect of dilutive
securities:
  Options and
    warrants.......             --                --                              --             --
                       --------------    --------------                  -------------    ---------------
Diluted EPS........    $   (275,444)         78,909         $ (3.49)        (381,539)         87,250         $  (4.37)
                       ==============    ==============     ========     =============    ===============    =========

                  Basic loss per common share amounts were computed by dividing loss available to stockholders by the weighted average number of shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding except in loss periods when such an adjustment would be anti-dilutive. For the periods reported herein, there were no differences between basic and diluted earnings per share. The anti-dilutive interest charges and number of equivalent shares excluded from the per share calculations were as follows (in thousands):

                                               MARCH 31, 2001                         MARCH 31, 2002
                                    -------------------------------------    ----------------------------------
                                         LOSS                SHARES              LOSS              SHARES
                                      (NUMERATOR)        (DENOMINATOR)       (NUMERATOR)        (DENOMINATOR)
                                      ==============    =================    =============     ================
       Three Month Period Ended              $2,195                5,867           $2,342                2,921
                                      ==============    =================    =============     ================
       Nine Month Period Ended               $6,951                5,870           $7,130                3,283
                                      ==============    =================    =============     ================

         5.       COMMON STOCK

                  The Company has issued stock for various employee benefit programs during the current fiscal year. In the nine months ended March 31, 2002, the Company issued 132,887 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2001. In the three months ended September 30, 2001 and March 31, 2002, the Company issued 79,058 and 135,721 shares, respectively, of common stock in conjunction with its employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

         6.       OPERATING LEASES

                  The Company entered into certain operating leases for equipment during the nine months ended March 31, 2002. As part of these lease agreements, the Company has pledged investment securities as collateral for payments due under terms of the leases. The total amount of securities pledged was approximately $4,733,000 at March 31, 2002, including $3,000,000 in restricted investments. The associated lease agreements expire at various dates through November 2004.

                  In addition, during the quarter ended December 31, 2001, the Company entered into a standby letter of credit agreement to secure a lease financing arrangement. The Company has pledged investment securities as collateral for the standby letter of credit. The standby letter of credit expires September 30, 2002, and is automatically renewable on an annual basis until its final expiration on September 30, 2004. The total amount of securities pledged as collateral for the standby letter of credit were $671,000 at March 31, 2002.

         7.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               NINE MONTHS               NINE MONTHS
                                                                  ENDED                     ENDED
                                                             MARCH 31, 2001             MARCH 31, 2002
                                                         ------------------------    ---------------------
                                                                           (IN THOUSANDS)
           Interest paid...........................                 $      6,293               $    6,300
                                                         ========================    =====================
           Income taxes paid (received)............                 $     (1,150)              $       49
                                                         ========================    =====================
           Capital lease additions and purchases
              other long term assets...............                 $      4,953               $       --
                                                         ========================    =====================
           Stock funding of 401(k) match...........                 $      2,484               $    3,621
                                                         ========================    =====================
           Purchase price of business acquisitions.                 $ (1,352,165)              $       --
           Less:  issuance of common stock pursuant
               to acquisitions.....................                    1,350,083                       --
           Cash acquired in acquisition............                       97,200                       --
           Acquisition costs paid in prior period..                          965                       --
                                                         ------------------------    ---------------------
                    Net cash received..............                 $     96,083               $       --
                                                         ========================    =====================

         8.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                  SFAS 142 becomes effective for the Company on July 1, 2002. The Company is still assessing the impact of all the statement provisions on our financial position and results of operations; however, based on our review to date, we anticipate the following impacts:

                           - Upon adoption, we will be required to reclassify approximately $2,000,000 of unamortized workforce in place intangible assets into goodwill.

                           - Upon adoption, the balance of goodwill and workforce in place is expected to be $533,000,000 and we will discontinue amortizing these assets at that time. The resulting reduction in amortization expense is estimated at approximately $165,000,000 for each of our fiscal years 2003, 2004 and 2005.

                           -        We will be required to perform a
                                    transitional goodwill impairment test as of July 1, 2002. The impairment test will require us to: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, we will determine the amount of any goodwill impairment through a detailed fair value analysis of each of the assigned assets (excluding goodwill). At this time, the Company is evaluating any potential impact resulting from the transitional impairment test. Under the provisions of SFAS 142, we are required to complete the initial test before December 31, 2002.

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

         9.       STRATEGIC AGREEMENTS

                  As a result of the strategic agreement signed with Bank of America in October 2000, Bank of America owns approximately 11.5% of the Company and is considered a related party. For the nine months ended March 31, 2002, we recorded total revenues, across all our business segments, of $42,300,000 from Bank of America. For the same period we incurred $19,400,000 of expense to Bank of America, primarily for reimbursements under a transition services agreement in place while we complete the conversion of Bank of America customers to our Genesis processing platform. As of March 31, 2002, amounts due from Bank of America total $15,200,000 and amounts due to Bank of America total $8,400,000. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for additional information regarding our transactions with Bank of America.

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

         We provide electronic billing and payment services for over 6.3 million consumers as of March 31, 2002. Our services reach hundreds of sources, either directly or through reseller relationships, including:

         -        9 of the 10 largest U.S. banks;
         -        8 of the top 10 U.S. brokerage firms;
         -        Internet portals;
         -        Internet-based banks;
         -        Internet financial sites like Quicken.com; and
         - Personal financial management software like Quicken and Microsoft Money.

         We have developed contracts with over 1,100 merchants nationwide that allows us to remit over 70% of all of our bill payments electronically. We processed approximately 82 million transactions for the quarter ended March 31, 2002 and, for the year ended June 30, 2001, we processed over 231 million transactions.

         In March 1997, we introduced electronic billing -- "E-Bill" -- which enables merchants to deliver billing and marketing materials interactively to their customers over the Internet. In March 2001, we introduced the latest version of our electronic billing and payment products, "WebPay for Consumers" (or WebPay 3.2), which provides consumers the ability to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to send or receive money. As of March 31, 2002, we have 250 billers in production and are delivering more than 1.1 million electronic bills monthly. Additional biller content became available in the fourth quarter of fiscal 2001 through our ability to deliver bills scraped from biller-direct sites, and since then, we have added 26 national credit card bills to the 250 bills available through traditional electronic and billing payment services.

         When a customer instructs us to pay a bill, we have the ability to process the payment either by electronic funds transfer, by paper check, or by draft drawn on the customer's account. Our patented bill payment processing system in Norcross, Georgia determines the preferred method of payment based on a credit analysis of the customer, assessing the customer's payment history, the amount of the bill to be paid and other relevant factors. If the results of the credit analysis are favorable, we will assume the risk of collection of the funds from the customer's account, and if we have an electronic connection to the merchant, the remittance will be sent electronically, otherwise, it will be sent by check. If the results are not favorable, the remittance will be sent to the merchant by a draft drawn directly on the customer's checking account. In an electronic remittance, the funds are transmitted electronically to the merchant with the customer's account number included as an addenda record. For a paper draft, the customer's name, address, and account number are printed on the face of the check. In addition, our processing system is able to aggregate multiple electronic and paper remittances due to merchants. Thus, if multiple payments are going to the same merchant on the same day, we will combine them in a single mailing to the merchant. Our strategy is to drive operational efficiency and improve profitability by increasing the percentage of transactions we process electronically. Since June 1998, we have increased our electronic payments ratio from 32% of total payments processed electronically to over 70% by March 2002.

         We are also a leading provider of institutional portfolio management and information service software. Our Investment Services business offers portfolio accounting and performance measurement services to investment advisors, brokerage firms, banks and insurance companies and money manager search software to investment managers and consultants. Our portfolio management system solution includes:

         -        data conversion;
         -        personnel training;
         -        trading system;
         -        graphical client reporting;
         -        performance measurement;
         -        technical network support and interface setup; and
         -        Depository Trust Corporation interfacing.

         Our fee-based money manager clients are typically sponsors or managers of wrap money management products or traditional money managers, managing investments of institutions and high net worth individuals. Our portfolios under management have grown to about 1.2 million as of March 31, 2002.

         Our money manager database software includes:

         -        qualitative and quantitative data on over 1,300 firms;
         -        both a web-based and desktop version;
         -        graphical client reporting;
         -        multiple investment universe options.

         Our money manager database clients are typically investment advisors or financial consultant (independent or affiliated) and money management firms, which use the product as a competitive assessment tool.

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

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            MARCH 31,                       MARCH 31,
                                                       2001          2002              2001          2002
                                                     ----------    ----------        ----------    ----------
Total Revenues:                                         100.0%        100.0%            100.0%        100.0%

Expenses:
   Cost of processing, servicing and support             60.4%         53.7%             60.3%         55.9%
   Research and development                              11.7%         10.8%             13.2%         12.0%
   Sales and marketing                                   14.8%         10.5%             23.1%         12.0%
   General and administrative                            11.4%          7.7%             11.9%          9.0%
   Depreciation and amortization                        110.7%         80.9%             97.9%         92.4%
   Impairment of intangible assets                         --            --                --          42.8%
   Reorganization charge                                   --          12.7%                            4.4%
   In-process research and development                     --            --               6.0%            --
                                                     ----------    ----------        ----------    ----------
          Total expenses                                209.0%        176.5%            212.4%        228.4%
                                                     ----------    ----------        ----------    ----------
Loss from operations                                   -109.0%        -76.5%           -112.4%       -128.4%
Interest, net                                             0.6%         -1.0%              0.8%         -0.8%
Loss on investments                                     -12.5%           --              -4.5%            --
                                                     ----------    ----------        ----------    ----------
Loss before income taxes                               -120.9%        -77.5%           -116.2%       -129.2%
Income tax benefit                                      -31.5%        -15.4%            -27.8%        -24.0%
                                                     ----------    ----------        ----------    ----------

Net loss                                                -89.4%        -62.2%            -88.4%       -105.2%
                                                     ==========    ==========        ==========    ==========

         Revenues. Total revenue increased by $11.5 million, or 10%, from $113.1 million for the three months ended March 31, 2001 to $124.6 million for the three months ended March 31, 2002 and by $51.1 million, or 16%, from $311.5 million for the nine months ended March 31, 2001 to $362.6 million for the nine months ended March 31, 2002. Quarter over quarter revenue growth is driven by 12% growth in our Electronic Commerce business and 12% growth in our Investment Services business, offset by a 3% decline in our Software business. Year over year revenue growth is driven by 20% growth in our Electronic Commerce business and 17% growth in our Investment Services business, offset slightly by a 1% decline in our Software business. Growth in Electronic Commerce revenue is driven primarily by growth in our subscriber base from about 4.8 million at March 31, 2001 to 6.3 million at March 31, 2002. Additionally, as an increasing number of banks opt for transaction versus subscriber based pricing, our revenue is impacted by growth in transactions processed from 75 million in the quarter ended March 31, 2001 to 82 million in the quarter ended March 31, 2002 and from approximately 164.5 million for the nine months ended March 31, 2001 to approximately 226.4 million for the nine months ended March 31, 2002. This growth is offset by a decline in revenue from interest rate sensitive products such as our account balance transfer product caused by significant decreases in interest rates and reduced implementation fees from lower biller implementations in the current year. Growth in Investment Services revenue is driven primarily by an increase in portfolios managed from less than 1.1 million at March 31, 2001 to about 1.2 million at March 31, 2002. Industry consolidations have resulted in the loss of 0.1 million portfolios over the past year. However, the majority of these portfolios possessed a much lower price point than average based on the services provided, resulting in a less negative impact. Also, in the quarter ended March 31, 2002, we announced plans to eliminate certain of our financial planning software products within Investment Services and this has caused a modest decrease in revenue in the quarter over quarter and year over year periods. As a result of a recessionary economy in calendar 2001 and into 2002, and the difficult stock market conditions since September 2001, portfolio growth has slowed significantly. We remain short of historic growth rates in this business. Due to economic conditions in fiscal 2002, we have experienced a modest decline in software sales on a quarter over quarter and year over year basis. Although our more mature ACH processing and Reconciliation products show signs of renewed growth in the quarter ended March 31, 2002, sales of i-Solutions electronic billing and statement software are slower than expected as the recession continues. For the nine-month period ended March 31, 2002, Bank of America generated total revenue of $42.3 million across all of our business segments, which represents in excess of 10% of our total year to date revenue, and they remain the only customer that exceeds 10% of total revenue.

         Our processing and servicing revenue increased by $13.0 million, or 14%, from $95.6 million for the three months ended March 31, 2001 to $108.6 million for the three months ended March 31, 2002, and by $51.7 million, or 20%, from $261.3 million to $313.0 million for the nine months ended March 31, 2001. Our acquisition of TransPoint in September 2000 included a five-year strategic agreement with Microsoft and a five-year marketing agreement with First Data Corporation, each of which includes minimum quarterly revenue guarantees, as does our ten-year strategic agreement with Bank of America. Through March 31, 2002, the agreements with Microsoft and First Data are operating below the minimum guarantee level. The Bank of America contract operated under minimums until the December 31, 2001 quarter. As a result of these minimum guarantees, overall subscriber based revenue growth will continue to correlate less directly with subscriber growth until the TransPoint-related subscribers generate sufficient revenue to exceed the quarterly minimums. Growth in underlying processing and servicing revenue is driven by the previously mentioned growth in subscribers and transactions in our Electronic Commerce business and portfolios managed in our Investment Services business, offset by a decline in revenue from interest rate sensitive products in Electronic Commerce. Additionally, we processed over 1.1 million electronic bills in the month ended March 31, 2002. This has increased significantly from the 800,000 bills presented in the month ended December 31, 2001 and the 350,000 electronic bills presented in the month ended March 31, 2001. In the quarter ended March 31, 2002, we processed over 82 million transactions, an increase of over 32% compared with the 62 million transactions processed in the quarter ended March 31, 2001. Over the past two years, we have been offering a transaction based pricing model (versus subscriber based) primarily to our largest customers, and when combined with strategic agreements operating below minimum quarterly revenue thresholds, and increasing number of electronic bills presented and new product offerings such as person to person payments, it will become increasingly more difficult to correlate revenue solely to the number of subscribers, with transactions processed, and possibly additional metrics, becoming additional revenue indicators. Over the next several quarters we will identify and begin reporting on new revenue indicators that will be more meaningful as our business continues to evolve.

         Our license fee revenue decreased by $0.5 million, or 6%, from $7.6 million for the three months ended March 31, 2001 to $7.1 million for the three months ended March 31, 2002 and declined by $0.9 million, or 5%, from $19.8 million for the nine months ended March 31, 2001 to $18.9 million for the nine months ended March 31, 2002. Although license sales stalled in the quarter ended September 30, 2001 due to overall economic conditions, we have experienced an improvement in sales in both our ACH and our Reconciliation software products since that time. However, sales of our i-Solutions electronic billing and statement software have continued to fall short of our expectations as a result of the recession. We now provide a hosting alternative where we receive biller information at our site and convert it to electronic format for delivery, and customers are beginning to show interest in this newest offering. We believe that the environment for software license sales will continue to be challenging until economic conditions improve, and as a result, our ability to growth this revenue stream will be hampered.

         Our maintenance fee revenue increased by $0.4 million, or 7%, from $5.2 million for the three months ended March 31, 2001 to $5.6 million for the three months ended March 31, 2002 and by $2.3 million, or 15%, from $15.5 million for the nine months ended March 31, 2001 to $17.8 million for the nine months ended March 31, 2002. Maintenance represents annually renewable product support for our software customers, which tends to grow with incremental software license sales. Our growth in maintenance is primarily the result of first year maintenance generated from license sales in the last four quarters, combined with annual retention rates of existing customers that exceed 80%. Pricing has not had a material impact on maintenance revenue growth. An additional factor that explains the disparity in the year over year growth rate of 15% versus the quarter over quarter growth rate of 7% was a modification we made in our maintenance revenue recognition policy that took effect in the quarter ended September 30, 2000. While we continue to recognize maintenance revenue ratably over the related service period, we delay the onset of revenue recognition until cash is received, as opposed to our previous practice of estimating renewals in advance of cash receipt. The implementation of this new policy caused some initial timing differences whereby revenue in the quarter ended September 30, 2000 was lower than normal during the transition. We do not anticipate any significant timing impact going forward.

         Our other revenue, which consists mostly of consulting fees, decreased by $1.3 million, or 29%, from $4.6 million for the three months ended March 31, 2001 to $3.3 million for the three months ended March 31, 2002 and by $2.0 million, or 13%, from $14.8 million for the nine months ended March 31, 2001 to $12.8 million for the nine months ended March 31, 2002. We earn consulting fees from implementation engagements in each of our three business units. The decline in other revenue is the result of lower biller implementations in our Electronic Commerce business and less software implementation engagements due to lower license sales.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $68.3 million, or 60.4% of total revenue, for the three months ended March 31, 2001, and was $67.0 million, or 53.7% of total revenue, for the three months ended March 31, 2002. Cost of processing, servicing and support was $187.9 million, or 60.3% of total revenue, for the nine months ended March 31, 2001, and was $202.8 million, or 55.9% of total revenue, for the nine months ended March 31, 2002. Cost of processing, servicing and support as a percentage of servicing only revenue (total revenue less license fees) was 64.7% for the three months ended March 31, 2001 versus 56.8% for the three months ended March 31, 2002, and was 64.4% for the nine months ended March 31, 2001 versus 59.0% for the nine months ended March 31, 2002. We continue to achieve improved efficiency and processing quality within our Genesis processing platform in our Electronic Commerce business. Our ratio of electronic payments to total payments has improved from 62% at March 31, 2001 to 70% at March 31, 2002. Electronic payments carry a significantly lower variable cost per unit than paper based payments and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not readily apparent in these results. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment platforms for much of the year ended June 30, 2001, and one additional platform through March 31, 2002. For the nine-month period ended March 31, 2002 we incurred over $19 million of expense to Bank of America for their support of the Bank of America West processing platform. The acquired platforms were less efficient than our Genesis processing platform, and therefore more expensive to operate. We completed the conversion of TransPoint subscribers and billers onto our Genesis processing platform in the quarter ended June 30, 2001. We completed the conversion of a portion of the Bank of America East operations in the quarter ended March 31, 2001, which included subscribers in Georgia, Tennessee, Florida, Missouri, Arkansas, Iowa, Kansas, Arizona, New Mexico, North Carolina, South Carolina, Virginia, Maryland and the District of Columbia. We completed the conversion of the remainder of the Bank of America subscribers, referred to as Bank of America West, to Genesis in the quarter ended December 31, 2001. After running out the backlog of open customer care claims during the quarter ended March 31, 2002, we will retire the Bank of America processing platform in its entirety and will no longer reimburse Bank of America for running the platform on our behalf. Additionally, by June 2002, we plan to retire our Austin platform, which provides processing for a number of smaller banks with a relatively small number of subscribers. As a result of the retirement of these two platforms, we announced the closing of our San Francisco customer care facility effective April 30, 2002 and the closing of our Austin office and Houston customer care facility effective on or about June 30, 2002. We expect the retirement of the Bank of America platform and the resultant closing of the San Francisco, Houston and Austin offices to reduce quarterly processing costs by approximately $6.0 million, which will first take effect in the quarter ending June 30, 2002. During this time, we will also continue to drive programs focused on improved efficiency and quality, all of which we expect to result in reduced cost per transaction and improving gross margins. Refer to the Reorganization Charge paragraph below and note number three in the Notes to the Interim Condensed Consolidated Unaudited Financial Statements within this filing for information regarding the one time charge we incurred as a result of these actions.

         Research and Development. Our research and development costs were $13.3 million, or 11.7% of total revenue, for the three months ended March 31, 2001, and $13.5 million, or 10.8% of total revenue, for the three months ended March 31, 2002. Research and development costs were $41.2 million, or 13.2% of total revenue, for the nine months ended March 31, 2001, and $43.6 million, or 12.0% of total revenue, for the nine months ended March 31, 2002. Adjusted for capitalized development costs, our gross research and development costs were $15.0 million, or 13.2% of total revenue, for the three months ended March 31, 2001, were $14.5 million, or 11.6% of total revenue, for the three months ended March 31, 2002, were $45.2 million, or 14.5% of total revenue, for the nine months ended March 31, 2001 and were $47.2 million, or 13.1% of total revenue, for the nine months ended March 31, 2002. During fiscal years 2000 and 2001, we invested heavily in research and development activities to enhance our product offerings and further distance ourselves from the competition. We have continued to invest heavily and consistently in research and development activities on a gross dollar basis in all of our business segments in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities. On March 19, 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all areas of the company, including research and development. As a result, we expect our quarterly costs to be reduced on an absolute dollar basis, but anticipate continuing to invest significantly in research and development.

         Sales and Marketing. Our sales and marketing costs were $16.8 million, or 14.8% of total revenue, for the three months ended March 31, 2001, and were $13.1 million, or 10.5% of total revenue, for the three months ended March 31, 2002. Our sales and marketing costs were $71.8 million, or 23.1% of total revenue, for the nine months ended March 31, 2001, and were $43.4 million, or 12.0% of total revenue, for the nine months ended March 31, 2002. The terms of our strategic alliance agreement with Bank of America in October 2000 called for us to provide $25.0 million toward a two year, $45.0 million marketing campaign to be administered by Bank of America. Because we had no direct influence or impact on the specific nature, timing or extent of the use of funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Net of this one time charge, sales and marketing costs were $46.8 million, or 15% of total revenue, for the nine months ended March 31, 2001, and were $43.4 million, or 12.0% of total revenue, for the nine months ended March 31, 2002. Although lower as a percentage of total revenue in the current fiscal year, we continue to invest heavily in sales and marketing activities on a gross dollar basis. Current year commission expenses are lower due to lower overall software sales and lower new biller signings and implementations. Although our sales and marketing staff was also impacted by the reduction in force announced on March 19, 2001, our existing marketing staff continues to provide assistance to our consumer service provider customers in identifying best practice programs that are successful in driving increased subscriber adoption and activation. With the exception of seasonally high commissions in our June quarter, we expect sales and marketing expenses to decline in total dollars as a result of the reduction in staff on a going forward basis.

         General and Administrative. Our general and administrative costs were $12.8 million, or 11.4% of total revenue, for the three months ended March 31, 2001, and were $9.7 million, or 7.7% of total revenue, for the three months ended March 31, 2002. Our general and administrative costs were $37.1 million, or 11.9% of total revenue, for the nine months ended March 31, 2001, and were $32.6 million, or 9.0% of total revenue, for the nine months ended March 31, 2002. Our general and administrative costs as a percentage of revenue continue to decline due to leverage inherent in our business model and efforts to curtail discretionary spending in a recessionary economy. Because we have managed general and administrative expenses down on an ongoing basis through attrition in related areas, we do not expect further declines as a result of the previously mentioned reduction in force.

         Depreciation and Amortization. Depreciation and amortization costs decreased from $125.1 million for the three months ended March 31, 2001 to $100.8 million for the three months ended March 31, 2002, and increased from $305.0 million for the nine months ended March 31, 2001 to $334.9 million for the nine months ended March 31, 2002. The significant depreciation and amortization amounts are primarily the result of the acquisition of TransPoint in September 2000 and the purchase of the electronic banking assets of Bank of America in October 2000, in addition to remaining intangible amortization of previous acquisitions. Net of intangible amortization resulting from acquisitions, our depreciation costs related solely to fixed assets used in ongoing operations, increased from $8.6 million for the three months ended March 31, 2001 to $10.5 million for the three months ended March 31, 2002 and from $25.0 million for the nine months ended March 31, 2001 to $30.1 million for the nine months ended March 31, 2002. The increase in fixed asset depreciation is the result of continued capital spending for data processing equipment, related software, and facility improvements in support of the continued growth of the business. As a result of the decision to close our San Francisco, Houston and Austin offices, we have certain fixed assets that will have no future use to us. We have accelerated the depreciation on those assets to reduce their book value to zero to reflect the timing of office closings and the resulting revised end of their useful life. Therefore, we expect our depreciation expense related to fixed assets to increase by nearly $1.0 million for the quarter ending June 30, 2002 due to the acceleration of deprecation, and return to a lower baseline level starting in the quarter ending September 30, 2002.

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

         As part of the acquisition of TransPoint in September 2000, we were required to maintain the TransPoint technology for up to three years for any customer that wished to remain on the system. When valuing the TransPoint assets, we established an intangible asset for current technology and assigned it a three-year life. We have migrated all of the subscribers, billers and consumer service providers to our Genesis platform and the last of our international partners gave notice of their intention to cancel their maintenance agreement with us during the quarter ended December 31, 2001. Additionally, we recently concluded that components of the TransPoint technology were not compatible with current or future initiatives. We viewed these as triggering events that required the evaluation of possible impairment per SFAS
121. Our overall testing indicated that there was no impairment of the TransPoint assets in general; however, we then evaluated SFAS 121 requirements related to the retirement of assets and identified two technologies for which we now have no future use. We retired these two technologies, resulting in a charge of $47.7 million. In the future, should we decide the remaining technologies have no continued use in our evolving electronic billing product offerings, we would be required to retire them as well

         Reorganizaton Charge. In January 2002 we announced our plans to close our customer care facility in San Francisco, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. On March 19, 2002, we further announced the closing of our Houston, Texas; Austin, Texas; Ann Arbor, Michigan; and Singapore offices, along with a net reduction in force totaling approximately 450 employees. As a result of these actions, we have incurred a charge of $15.9 million consisting primarily of severance and related employee benefits and lease termination fees. We accounted for these actions in accordance with Emerging Issues Task Force
(EITF) abstract number 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." For further details relating to this charge, please refer to the Notes to Interim Condensed Consolidated Unaudited Financial Statements elsewhere in this Form 10-Q.

         Interest. Net interest decreased from net interest income of $0.6 million for the three months ended March 31, 2001 to net interest expense of $1.3 million for the three months ended March 31, 2002. Net interest decreased from net interest income of $2.4 million for the nine months ended March 31, 2001 to net interest expense of $3.0 for the nine months ended March 31, 2002. Net interest is composed of interest income, offset by interest expense.

         Interest income decreased from $3.8 million for the three months ended March 31, 2001 to $1.9 million for the three months ended March 31, 2002. The decrease is a result of the combined effect of a decrease of 2.8% in our average annual yield and a decrease in our average invested assets of $11.6 million. The lower yield is consistent with continued lowering of interest rates over the past year and the fact that the majority of our investments are short-term in nature. Interest income decreased from $12.3 million for the nine months ended March 31, 2001 to $6.6 million for the nine months ended March 31, 2002. The decrease is a result of the combined effect of a decrease of 3.6% in our average annual yield, offset by an increase in our average invested assets of $29.8 million.

         Interest expense has declined slightly, from $3.2 million for the three months ended March 31, 2001 to $3.1 million for the three months ended March 31, 2002. The decrease is due to a decrease in our average outstanding debt and other long-term obligations of approximately $2.1 million while average interest rates have remained flat quarter over quarter. Interest expense declined slightly, from $9.9 million for the nine months ended March 31, 2001 to $9.6 million for the nine months ended March 31, 2002. The decrease is due to a slight drop in interest rates combined with a reduction in our average outstanding debt and other long-term obligations of approximately $0.3 million. Note that the interest rate on our $172.5 million convertible debt balance is fixed at 6.5% and the debt has remained in place for all periods discussed.

         Income Taxes. We recorded an income tax benefit of $35.7 million, at an effective rate of 26.1%, for the three months ended March 31, 2001, and an income tax benefit of $19.2 million, at an effective rate of 19.8% for the three months ended March 31, 2002. We recorded an income tax benefit of $86.5 million, at an effective rate of 24.0%, for the nine months ended March 31, 2001, and an income tax benefit of $87.1 million, at an effective rate of 18.5%, for the nine months ended March 31, 2002. The reported effective rates differ from the blended statutory rate of 40% in all periods due to certain non-deductible goodwill amortization, impairment charges related to goodwill, non-deductible in-process research and development expenses and other non-deductible expenses, offset somewhat by jobs credits and tax exempt interest income.







                     We intentionally left this space blank.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           MARCH 31,                           MARCH 31,
                                                  ----------------------------       ------------------------------
                                                     2001            2002               2001             2002
                                                  ------------    ------------       ------------    --------------
OPERATING REVENUE:
Electronic Commerce......................         $    79,870     $   89,773          $  217,234        $  260,240
Investment Services......................              17,914         20,014              50,584            59,111
Software.................................              15,284         14,799              43,730            43,248
                                                  ------------    ------------       ------------    --------------
       Total Operating Revenue...........         $   113,068     $  124,586          $  311,548        $  362,599
                                                  ============    ============       ============    ==============


OPERATING INCOME (LOSS):
Electronic Commerce......................         $    (2,462)    $    9,390          $  (13,501)       $   16,444
Investment Services......................               5,182          6,882              13,203            17,717
Software.................................                (436)         2,539                  (7)            3,229
Corporate................................              (9,059)        (7,984)            (26,255)          (27,359)
Purchase accounting amortization.........            (116,480)       (90,293)           (280,028)         (304,721)
Impairment of intangible assets..........                  --             --                  --          (155,072)
Reorganization charge....................                  --        (15,871)                 --           (15,871)
One time marketing charge................                  --             --             (25,000)               --
In-process research and development......                  --             --             (18,600)               --
                                                  ------------    ------------        ------------    --------------
       Total Operating Loss..............         $  (123,255)    $  (95,337)         $ (350,188)       $ (465,633)
                                                  ============    ============        ============    ==============



         Electronic Commerce. Revenue in our Electronic Commerce business increased by $9.9 million, or 12%, from $79.9 million for the three months ended March 31, 2001 to $89.8 million for the three months ended March 31, 2002. Revenue increased by $43.0 million, or 20%, from $217.2 million for the nine months ended March 31, 2001 to $260.2 million for the nine months ended March 31, 2002. Underlying growth in this business is driven primarily by an increase in subscribers from about 4.8 million at March 31, 2001 to 6.3 million at March 31, 2002. Sequential subscriber growth for the quarter ended March 31, 2002 was 5%, for the quarter ended December 31, 2001 it was 6%, and for the quarter ended September 30, 2001 it was 7%. This compares to eight previous consecutive quarters reflecting subscriber growth of 8% or more. We anticipate that sequential subscriber growth may remain lower than historic growth rates in subsequent quarters, as economic conditions may continue to cause financial institutions to remain aggressive in managing subscriber counts.

         With our acquisition of TransPoint in September 2000, we became the preferred provider of electronic billing and payment services to customers offered through Microsoft's MSN and Money Central product offerings. The agreement with Microsoft provides guaranteed revenue of $120 million over a five-year period that commenced in January 2001. Additionally, as part of the TransPoint acquisition, we received $60 million of guaranteed revenue and/or cost savings opportunities through First Data Corporation over a five-year period, which began in September 2000. Effective October 1, 2000, we completed a strategic agreement Bank of America, the largest bank in the U.S., to offer electronic billing and payment services to its customer base. This ten-year agreement provides annual revenue guarantees of $50.0 million, or $12.5 million on a quarterly basis. We had been processing certain transactions for Bank of America prior to the strategic agreement and therefore, the $50 million guarantee is not entirely incremental to our underlying revenue. However, we did add approximately 300,000 incremental subscribers to our subscriber base upon completion of the strategic agreement. Underlying revenue for each of these agreements had been below the guaranteed minimum level, until the quarter ended December 31, 2001, when Bank of America exceeded their minimums. Bank of America provides in excess of 10% of the total revenue of our Electronic Commerce segment on a year to date basis as of March 31, 2002.

         When combining subscriber growth with guaranteed minimums, an increasing volume of businesses opting for a transaction based pricing structure versus a traditional subscriber based pricing structure, an emerging electronic billing revenue stream, and volatile interest based revenue sources that fluctuate with interest rate changes, it has become increasingly more difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming an additional key indicator. During the three months ended March 31, 2002, we processed over 82 million transactions, compared to 62 million for the three months ended March 31, 2001, and, for the nine months ended March 31, 2002, we processed approximately 226.4 million transactions, compared to approximately 164.5 million for the nine months ended March 31, 2001.

         To date, we have 194 primary billers in production with our E-Bill electronic billing product offering that are delivering over 1.1 million electronic bills per month as of March 31, 2002. A primary biller, by our definition, is one that has the potential to distribute in excess of 100,000 bills on a monthly basis. Also, we have added bill aggregation technology to our Genesis platform that provides access to additional billers through "bill scraping," which will be available to consumer service provider partners as they upgrade to our Web Pay for Consumers product. As of March 31, 2002, we are distributing 26 bills through scraping technology and have implemented another 30 non-primary billers, for a total consumer choice of among 250 electronic bills. We believe that a complete, integrated round trip electronic billing and payment experience for an average of six to ten bills per month per customer is an important factor in driving subscriber growth. As of March 31, 2002, we estimate that the average consumer using our Web Pay for Consumer product has the ability to receive from seven to nine electronic bills in major strategic marketing areas throughout the United States.

         Operating results in our Electronic Commerce business, net of purchase accounting amortization, intangible asset impairment charges, a one time marketing charge, in-process research and development charges and reorganization charges, have improved from an operating loss of $2.5 million for the three months ended March 31, 2001 to operating income of $9.4 million for the three months ended March 31, 2002. On the same basis, our Electronic Commerce operating results have improved from an operating loss of $13.5 million for the nine months ended March 31, 2001 to operating income of $16.4 million for the nine months ended March 31, 2002. We continue to drive improved efficiency and processing quality within our Genesis processing platform. Our ratio of electronic payments to total payments has improved from 62% as of March 31, 2001 to over 70% as of March 31, 2002. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not readily apparent in our results. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment processing platforms for much of the year ended June 30, 2001 and one additional platform through March 2002. The acquired platforms were less efficient than our Genesis processing platform, and therefore much more expensive to operate. For the nine-month period ended March 31, 2002, we incurred over $18.0 million of expense to Bank of America for their support of the Bank of America West processing platform. We completed the conversion of the TransPoint subscribers and billers onto Genesis in the quarter ended June 30, 2001. We completed the conversion of the Bank of America subscribers onto Genesis in the quarter ended December 31, 2001. After processing the remaining pre-conversion customer inquiries and claims during the quarter ended March 31, 2002, we will now retire the Bank of America platform. As a result of the successful conversion of Bank of America subscribers to Genesis and our ability to retire the Bank of America platform, we have announced the closing of our San Francisco customer care facility effective April 30, 2002 and our Houston customer care facility effective June 30, 2002. On March 19, 2002, we also announced an overall company reorganization that will result in a reduction in force of approximately 450 employees across the company, including the closing of offices mentioned. Additionally, upon retirement of our legacy Austin processing platform expected in the quarter ending June 30, 2002, we will also be closing our Austin office. We expect the combined impact of these various actions to reduce our quarterly costs by approximately $6.0 million starting in the quarter ending June 30, 2002. Our focus for the remainder of fiscal 2002 continues to be geared toward improved profitability in our Electronic Commerce business through programs designed to:

         - drive increased subscriber adoption and usage among our partners;
         -        improve product design and usability;
         -        improve overall customer satisfaction; and
         -        reduce variable costs per transaction.

         While there continues to be no guarantee as to the timing or extent of accelerating adoption of electronic billing and payment services, we believe that with our continued focus on improved product and service quality, customer satisfaction and cost efficiency, we are better positioned to maintain our marked leadership position throughout an accelerated growth cycle, should it occur.

         Investment Services. Revenue in our Investment Services business has increased by $2.1 million, or 12%, from $17.9 million for the three months ended March 31, 2001, to $20.0 million for the three months ended March 31, 2002, and increased by $8.5 million, or 17%, from $50.6 million for the nine months ended March 31, 2001, to $59.1 million for the nine months ended March 31, 2002. Growth in this business is due primarily to an increase in portfolios managed from under 1.1 million at March 31, 2001, to about 1.2 million at March 31, 2002. Much of the revenue growth has occurred in fee-based versus institutional accounts, mirroring the movement of the investment industry towards fee-based products and away from the transactional commission-based model. The lower annual growth in both revenue and portfolios compared to prior periods is due primarily to the decline in economic conditions, particularly in the financial services sector, and an adverse effect caused by industry consolidations where current portfolios are moved to an internal or competitor's solution. Portfolios managed in the month of October 2001 remained relatively flat compared to September 2001, and we have not regained our historical growth rate. In addition, industry consolidations have resulted in the loss of over 0.1 million portfolios. However, the majority of these portfolios possessed a much lower price point than average based on the services provided, resulting in a less negative impact. The rationalization of our Raleigh, North Carolina office and discontinuation of our financial planning products has been completed. Our expectations are that these actions will result in a modest decrease in revenue more than offset by a modest increase in operating income in future periods.

         During the three month period ended March 31, 2002, the division released two new product offerings. First, based on strong market demand, a new trading and reporting tool for multiple strategy portfolios was released to compliment CheckFree APL. Secondly, the APL Browser offers clients access via the Internet to the division's portfolio accounting and reporting product, creating a highly visible new distribution channel for money managers and brokers, and an opportunity for growth for our Investment Services business.

         Operating income in our Investment Services segment, net of purchase accounting amortization, has increased by $1.7 million, or 33%, from $5.2 million for the three months ended March 31, 2001, to $6.9 million for the three months ended March 31, 2002, and increased by $4.5 million, or 34%, from $13.2 million for the nine months ended March 31, 2001, to $17.7 million for the nine months ended March 31, 2002. As indicated above, much of our revenue growth has occurred in fee-based versus institutional accounts that carry a lower unit price, which in turn places downward pressure on margins as the cost to process this business is not proportionally lower. However, nonrecurring investment expenses in previous periods resulted in a return of the margin to its historical rate. We initiated a quality program that focuses attention on improved system reliability, particularly trading availability, which is critical to the business unit as well as enhanced our disaster recovery capabilities. For the remainder of fiscal 2002, the Investment Services division's key initiatives include:

         - extension of product offerings with a shortened time to market;
         - additional versions of the APL Browser with increased functionality; and
         - continued development of a relational database allowing our clients easier access to their data.

         Software. Revenue in our Software business declined by $0.5 million, or 3%, from $15.3 million for the three months ended March 31, 2001 to $14.8 million for the three months ended March 31, 2002. Revenue declined by $0.5 million, or 1%, from $43.5 million for the nine months ended March 31, 2001 to $43.2 million for the nine months ended March 31, 2002. The downturn in economic conditions in calendar 2001 and continuing into calendar 2002 has caused many businesses to curtail discretionary expenditures, which has resulted in an overall dampening of demand for software solutions. To address these economic concerns within our i-Solutions business unit, we released two new product offerings in fiscal 2002:

         - i-Solutions Select, which is a series of industry-tailored packaged software choices at lower price points; and
         - new options for billers to host economically priced electronic billing and payment services at CheckFree, which streamlines implementation cycles and lowers costs to billers while delivering both biller direct and e-bill distribution and payment across our network.

         We released these two solutions during quarter ended September 30, 2001 and while we continue to see increasing interest in the hosting solution, the direct software sales of both i-Solutions and i-Solutions Select remain slower than expected during the extended recessionary economy. Our more mature software units, CheckFree Financial and Compliance Services (CFACS) and ACH Solutions, both faced the same dampening of demand earlier in the year, but began seeing increased sales late in the December 31, 2001 quarter and into the March 31, 2002 quarter.

Overall, however, we continue to believe that software sales in general will continue to be challenging until economic conditions begin to improve.

         Operating results in our Software business, net of purchase accounting amortization, impairment of intangible assets and reorganization charges, have improved from an operating loss of $0.4 million for the three months ended March 31, 2001 to operating income of $2.5 million for the three months ended March 31, 2002. Operating results have improved from an operating loss of less than $0.1 million for the nine months ended March 31, 2001 to operating income of $3.2 million for the nine months ended March 31, 2002. Improvement in operating results is primarily the result of continued efforts to manage discretionary costs in light of current economic conditions. On March 19, 2002, we announced a company-wide reorganization that resulted in a reduction of force of approximately 450 employees. As part of these actions, we announced the closing of our Ann Arbor, Michigan office effective immediately. As a result, although we continue to expect a seasonal increase in year end expense related to commission and other quota based compensation programs, we expect a moderate decline in underlying costs in the Software division as a result of the reorganization.

         Corporate. Our Corporate segment represents costs for legal, human resources, finance and various other unallocated overhead expenses. Our Corporate segment incurred operating expenses of $9.1 million, or 8% of total revenue, for the three months ended March 31, 2001, and $8.0 million, or over 6% of total revenue, for the three months ended March 31, 2002. Our Corporate segment incurred operating expenses of $26.3 million, or over 8% of total revenue, for the nine months ended March 31, 2001, and $27.4 million, or over 7% of total revenue, for the nine months ended March 31, 2002. On a year over year basis, although our total overhead expenses have increased slightly, as a percentage of revenue, they continue to improve, reflecting the leverage inherent in our business model. On March 19, 2002, we announced a company-wide reorganization that ultimately impacted 450 employees. We have been reducing corporate costs through attrition and discretionary cost management throughout the year and, therefore, we did not incur significant additional reductions in staff in this segment and do not anticipate significant reductions in this segment in the quarter ending June 30, 2002 and going forward.

         Purchase Accounting Amortization. The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $116.5 million for the three months ended March 31, 2001 to $90.3 million for the three months ended March 31, 2002. The decline is the combined result of shorter-term intangible assets that have fully amortized in the quarter ended December 31, 2001 and the decline in amortization expense resulting from the intangible asset impairment charge we recorded in the quarter ended December 31, 2001. The total amount of purchase accounting amortization has increased from $280.0 million for the nine months ended March 31, 2001 to $304.7 million for the nine months ended March 31, 2002. This increase is the result of intangible assets established by the acquisitions of TransPoint in September 2000 and the purchase of the electronic billing and payment assets of Bank of America in October 2000, offset by shorter-term intangible assets that fully amortized in the quarter ended December 31, 2001 and the decline in amortization expense resulting from the intangible asset impairment charge we recorded in the quarter ended December 31, 2001.

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

         Reorganization Charge. In January of 2002, we announced our plans to close our customer care facility in San Francisco, California, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. On March 19, 2002, we further announced the closing of our Houston, Texas; Austin, Texas; Ann Arbor, Michigan; and Singapore offices, along with a net reduction in force totaling approximately 450 employees. As a result of these actions, we have incurred a charge of $15.9 million consisting primarily of severance and related employee benefits and lease termination fees. We accounted for these actions in accordance with Emerging Issues Task Force (EITF) abstract number 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." For further details relating to this charge, please refer to the Notes to Interim

Condensed Consolidated Unaudited Financial Statements elsewhere in this Form
10-Q.

         One-Time Marketing Charge. The one-time marketing charge took place in the three-month period ended December 31, 2000. Our strategic alliance with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we had no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Additionally, because we do not market directly to subscribers but rather leave that to our various consumer service provider customers, we have carved out this charge from ongoing operations as an unusual, non-recurring event.

          In-Process Research and Development. In the three month period ended September 30, 2000, we incurred $18.6 million of in-process research and development costs in relation to our acquisition of TransPoint. For a detailed discussion of this charge, please refer to the Notes to Consolidated Financial Statements included in our June 30, 2001 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

         The following chart summarizes our Consolidated Statement of Cash Flows for the three months ended September 30, 2001, December 31, 2001, March 31, 2002 and the nine months ended March 31, 2000 (in thousands).

                                             Three months        Three months        Three months        Nine months
                                                ended                ended              ended               ended
                                           September 30,         December 31,         March 31,           March 31,
                                                 2001                2001                2002               2002
                                           -----------------    ----------------    ---------------     --------------
Net cash provided by (used in):
   Operating activities................      $   (1,228)          $   7,674           $  33,601          $   40,047
   Investing activities.................         (5,699)            (14,330)            (22,356)            (42,385)
   Financing activities................            (417)                670               1,889               2,142
                                           -----------------    ----------------    ---------------     --------------
Net increase (decrease) in cash
      and cash equivalents............       $   (7,344)          $  (5,986)          $  13,134          $     (196)
                                           =================    ================    ===============     ==============


         As of March 31, 2002, we have $216.1 million of cash, cash equivalents and short-term investments on hand and additional $58.2 million in long-term investments. Our balance sheet reflects a current ratio of 2.5 and working capital of $188.3 million. We believe that existing cash, cash equivalents and investments will be sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         For the nine months ended March 31, 2002, we generated $40.0 million of cash from operating activities. During our September quarter, we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high software sales from the previous quarter. As a result of efforts to improve our operating efficiency, we have been able to generate an increasing amount of cash from operating activities over the past two quarters. While timing of cash payments and collections can cause fluctuations from quarter to quarter, we expect to generate positive cash from operations for the full year ending June 30, 2002 and further expect this trend to continue into fiscal 2003.

         From an investing perspective, we used $42.4 million of cash for the nine months ended March 31, 2002. This is comprised of $17.3 million of cash used to purchase of property and software, $3.6 million of software development costs and $21.5 million of cash used in the net sales and maturities of held to maturity securities.

         From a financing perspective, for the nine months ended March 31, 2002, generated $2.1 million of cash flow. We received $2.3 million in cash from the exercise of employee stock options and warrants and $3.1 million from payroll deductions set aside for our employee stock purchase plan. We used $3.3 million of cash for principal payments under capital lease obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With the acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions) in April 2000, we obtained operations in Canada and recently opened offices in the United Kingdom, Singapore and Australia. As a result, we now have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the start up nature of each of these operations, however, we currently utilize the U.S. dollar as the functional currency for all international operations. On March 19, 2002, as a result of low sales volume in Southeast Asia, we announced the closing of our Singapore office. As operations in Canada, the United Kingdom, and Australia begin to generate sufficient cash flow to provide for their own cash flow requirements, we will convert to local currency as the functional currency in each related operating unit as appropriate. Because we utilize the U.S. dollar as the functional currency and due to the immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

                  We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002:

                  (i) A current report on Form 8-K, dated January 28, 2002, was filed with the Securities and Exchange Commission on January 29, 2002 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CHECKFREE CORPORATION



Date:  May 15, 2002            By:     /s/ David E. Mangum
                                       -----------------------------------------
                                       David E. Mangum, Executive Vice President
                                       and Chief Financial Officer* (Principal
                                       Financial Officer)




Date:  May 15, 2002            By:     /s/ Joseph P. McDonnell
                                       -----------------------------------------
                                       Joseph P. McDonnell., Vice President,
                                       Controller, and Chief Accounting Officer
                                       (Principal Accounting Officer)


                  * In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.