Form 10-K
period 2002-06-30
CHECKFREE CORP \GA\
filed 2002-09-26
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of our Common Stock held by our non-affiliates was approximately $740,013,614 on September 12, 2002.

     There were 88,616,788 shares of our Common Stock outstanding on September 12, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report to Stockholders for the fiscal year ended June 30, 2002 are incorporated by reference in Part II.

     Portions of our Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                                         PART I

     Item 1     Business..................................................................................      3

     Item 2.    Properties................................................................................     21

     Item 3.    Legal Proceedings.........................................................................     22

     Item 4.    Submission of Matters to a Vote of Security Holders.......................................     22


                                                        PART II

     Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.................     23

     Item 6.    Selected Financial Data...................................................................     23

     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation......     23

     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................     24

     Item 8.    Financial Statements and Supplementary Data...............................................     24

     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......     24


                                                        PART III

     Item 10.   Directors and Executive Officers of the Registrant........................................     25

     Item 11.   Executive Compensation....................................................................     25

     Item 12.   Security Ownership of Certain Beneficial Owners and Management............................     25

     Item 13.   Certain Relationships and Related Transactions............................................     25


                                                        PART IV

     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................     26

     Signatures...........................................................................................     31


                                     PART I

ITEM 1. BUSINESS.

     All references to "we," "us," "our," "CheckFree" or the "Company" in this Annual Report on Form 10-K mean CheckFree Corporation and all entities owned or controlled by CheckFree Corporation, except where it is made clear that the term only means the parent company.

OVERVIEW

     CheckFree was founded in 1981 as an electronic payment processing company and has become a leading provider of financial electronic commerce products and services. Our current business was developed through the expansion of our core electronic payments business and the acquisition of companies operating in similar or complementary businesses.

     Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2002, we processed approximately 316 million transactions, and delivered approximately 10.8 million electronic bills. For the quarter ended June 30, 2002, we processed approximately 87 million electronic payments and delivered approximately 3.8 million electronic bills. As of June 30, 2002, over 6.6 million consumers were enabled to use our systems, with a large majority of these consumers accessing our services via the Internet. The number of transactions we process each year continues to grow. For the year ended June 30, 2002, growth in the number of transactions exceeded 36%. The Electronic Commerce division accounts for approximately 72% of our fiscal 2002 revenue.

     Through our Investment Services division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2002, our clients used the CheckFree APL portfolio accounting system to manage about 1.2 million portfolios totaling more than $500 billion in assets. The Investment Services division accounts for approximately 16% of our fiscal 2002 revenue.

     Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation's eight billion Automated Clearing House (ACH) payments. The CheckFree Financial and Compliance Solutions (CFACS) unit enables organizations to handle their reconciliation and compliance requirements. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounts for approximately 12% of our fiscal 2002 revenue.

ELECTRONIC COMMERCE DIVISION

     Introduction. The Electronic Commerce division enables consumers to receive and pay bills electronically. Its products enable consumers to:

     -    receive electronic bills through the Internet;
     - pay any bill - whether it arrives over the Internet or through traditional mail - to anyone;
     -    make payments not related to bills - to anyone; and
     - perform customary banking transactions, including balance inquiries, transfers between accounts and online statement reconciliations.

     The majority of consumers using our services access the CheckFree system through Consumer Service Providers (CSPs). These are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites and personal financial management software providers, that use our products to enable consumers to receive and/or pay bills electronically. We have relationships with hundreds of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using CheckFree's products, are Bank of America, Bank One, Charles Schwab & Co., Chase Manhattan Bank, Merrill Lynch & Co., SunTrust, U.S. Postal Service, Wachovia, Wells Fargo and Yahoo. This list of our CSPs is not exhaustive and may not fully represent our customer base.

     Industry Background. On average more than 17 billion paper bills are produced each year, with the cost to a biller of submitting a paper bill, including printing, postage and billing inserts, averaging anywhere from $0.50 - $2.00 per bill (Gartner 2002). In addition, it is estimated that 42.5 billion checks are written in the United States every year. The use of checks imposes significant costs on financial services organizations, businesses and their customers. These costs include the writing, mailing, recording and manual processing of checks. The majority of today's consumer bill payments are completed using traditional paper-based methods. According to a March 2002 TowerGroup study, of the estimated 17 billion consumer bills produced each year, 74% are paid by paper check, 11% are paid by electronic means and the remainder are paid by other means (cash, payroll deduction, money order, etc.) This compares to PSI Global statistics for 1990, which indicated that 90% of consumer bills were paid by check and 2 to 3% were paid electronically. Today, many traditional financial transactions can be completed electronically due to the emergence of new communications, computing and security technologies. Many financial services organizations and businesses have invested in these technologies and are creating the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet, the relatively high cost of producing, printing and mailing a paper bill and the cost to financial services organizations, businesses and customers of processing paper checks will continue the trend toward increased usage of electronic methods to execute financial transactions.

     Products and Services. We have developed an open infrastructure, known as Genesis, to process electronic bills and payments. The Genesis system is accessed by CSPs using various Web-based applications. In March 2001, we introduced our latest application for electronic billing and payments - "WebPay for Consumers" (or WebPay 3.2), which added to our core product the ability for consumers to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to receive money. WebPay 3.2 helps consumers automate the complete process of viewing and paying bills - they can receive bills online and pay those bills online, too. WebPay 3.2 also allows the consumer to "Pay Anyone" - from a child in college, to a lawn care or other service provider, to a friend, electronically, using the Genesis system. The number of sites where consumers can both view and pay bills doubled in 2002, with 584 CSPs now offering full electronic billing and payment.

     - ELECTRONIC BILLING OR E-BILL SERVICES. As of June 30, 2002, consumers could view 262 different e-bills through CSP websites or directly at our website. We have contractual arrangements with 237 "live" billers, or billers that currently make e-bills available for viewing and paying. Of these 237 live billers, 207 are primary billers or billers that issue more than 100,000 bills per month. The following billers are some of our largest e-billing customers, as determined by the number of consumers viewing and paying their e-bills: Bank of America Credit Card, JC Penney Card Services, Texaco, Lowe's Consumer Credit Card, Pacific Bell, Sprint PCS, Bellsouth Telecommunications, Macy's and Verizon Corporation. This list of billers is not exhaustive and may not fully represent our customer base. These billers may use our system to deliver full-color electronic bills to their customers, together with detailed information and electronic promotional offers. These billers also have the opportunity to add interactive one-to-one marketing features to their bills. In addition to providing electronic bills through contractual relationships with 237 billers, we deliver 25 e-bills "scraped" - which means copied, with the consumer's permission - from different billers' Web sites. The 262 e-bills that we currently deliver represent a 27% growth over the number of different e-bills available for the year ended June 30, 2001. We also have executed contracts with 28 billers who are not yet in production. Actual e-bills delivered in the fourth quarter ended June 30, 2002 exceeded 3.8 million, which is an increase of 23% over the 3.1 million e-bills distributed in the third quarter ended March 31, 2002.


     - ELECTRONIC PAYMENT OR THE CheckFree PayAnyone (SM) SERVICE. Our PayAnyoneSM service allows consumers to literally pay anyone electronically using a variety of devices like personal computers. Typically, consumers access the Genesis system through CSPs. Once a consumer has accessed the system, he or she can either elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve's Automated Clearing House, or in some instances other electronic methods such as Visa e-pay, or by issuing a paper check or draft.

          - AUTOMATED CLEARING HOUSE. The Federal Reserve's Automated Clearing House (ACH) is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. We access the ACH through KeyBank, N.A., under the terms of an automated clearing house agreement. Additional information on the ACH can be found at the Federal Reserve Commission's Web site at www.federalreserve.gov. Like other users of the ACH, we bear credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud.

          - PAPER CHECKS OR DRAFTS. When we are unable to move the funds electronically, we will issue either a paper check, drawn on trust accounts, or a paper draft, drawn on the consumer's bank account. When we issue a paper check, we bear the risk of insufficient funds, stop payment orders, closed accounts or frozen accounts.

          - PAYMENT METHOD SELECTION. Our Genesis system contains patented technology that determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We have been able to manage our risk of loss by using this technology to adjust the mix of electronic and paper draft or check transactions in individual cases such that overall we have not incurred losses in excess of 0.93% of our revenues in any of the past five years. We also maintained a reserve for these risks of $1.0 million at June 30, 2002.

     Usage Metrics. Historically, we have measured usage on our systems by counting the total number of consumers enrolled to use our systems and the total number of transactions we process. Using these metrics, as of June 30, 2002, over 6.6 million consumers were enabled to receive and pay bills online, and we processed in excess of 316 million transactions for the year ended June 30, 2002. Beginning with the fourth quarter 2002, we reported usage metrics based on "Full Service" relationships and "Transaction Service" relationships. A Full Service relationship is one with a CSP that outsources the electronic billing and payment process to us. A Transaction Service relationship is one with a CSP that utilizes only a subset of our electronic billing and payment services or uses one of our other electronic commerce division products. Using these metrics, 4.9 of the 6.6 million consumers enrolled on our systems are enrolled through CSPs that use our Full Service offering. Of these 4.9 million Full Service consumers, about 3.1 million are active consumers. For the quarter ended June 30, 2002, we processed approximately 69 million transactions related to Full Service consumers and recorded revenues of approximately $74 million for these services. For the remainder of the 6.6 million consumers enabled on our systems, we provided Transaction Services. We also provided Transaction Services to many other consumers for whom we do not capture detailed consumer data. For the quarter ended June 30, 2002, we processed approximately 19 million transactions related to Transaction Service consumers and recorded revenue of approximately $11 million for these services.

     The CheckFree Advantage. We have developed numerous systems and programs to enhance our electronic billing and payment products.

     - SCALABLE GENESIS PLATFORM. The Genesis platform is an open infrastructure created by our engineers to process electronic bills and payments. Genesis has the built-in scale to handle transactions from more than 30 million consumers. During 2002, we successfully migrated all transaction processing for consumers we acquired through our strategic agreement with Bank of America from the processing platform Bank of America was using to Genesis. Because we no longer needed to continue operating Bank of America's platform afterward, we were able to close our San Francisco and Houston offices. Similarly, in 2002, we also migrated to Genesis all transaction processing for consumers using our services through Wells Fargo. We had processed these transactions through an older platform we supported through our Austin, Texas office, which we were able to close when we completed the migration. This consolidation has enabled CheckFree to obtain numerous economies of scale. Today, substantially all of our transactions are processed by the Genesis system.

     - SIGMA QUALITY. In fiscal year 2000, we began an internal program called the "Sigma Challenge" which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The Sigma Challenge applies Sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness, and focuses our attention on critical tasks and peak performance. Small improvements in Sigma measurements signify significant performance improvements. The Sigma Challenge was designed to take our quality performance to 99.9, or 4.6 Sigma. A 4.6 Sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers, and signifies "dial-tone" quality.

     - ELECTRONIC PAYMENT RATE. Electronic payments are more efficient than paper payments, which are made by check or draft. Electronic payments are less expensive to process initially, result in fewer errors and result in fewer customer inquiries. For the month ended June 30, 2002, we completed over 71% of all of our payments electronically. This compares to 64% for the month ended June 30, 2001. In addition to sending a large majority of our payments electronically, we also have developed a process pursuant to which we include with the payment additional information the receiving merchant has given us about how its payment should be transmitted. We have established connectivity with over 1,100 merchants to provide this additional information. This additional information allows merchants to quickly and more accurately process the electronic payments they receive from us and reduces the number of customer inquiries we receive on these payments.

     - EXPERIENCED CUSTOMER CARE. We have approximately 825 trained, experienced customer care and merchant services staff located in facilities in Dublin, Ohio; Aurora, Illinois; and Phoenix, Arizona. The level and types of customer care services we provide vary depending upon the customer's or CSP's requirements. We provide both first- and second-tier support. When we provide first-tier customer care, we handle all inbound customer calls, in some cases under the CSP's name. When we provide second-tier customer support, we provide payment research and support, and the CSP handles its own inbound customer calls. To maintain our customer care standards, we employ extensive internal monitoring systems and conduct ongoing customer surveys. We use the feedback from these sources to identify areas of strength and opportunities for improvement in customer care, and to help us adjust resources to respond efficiently.

     Our Business Strategy. Our business strategy is to provide an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial services organizations, Internet-based information sites, businesses that generate recurring bills and statements, and their customers. We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:

     - DRIVE INCREASED ADOPTION OF ELECTRONIC COMMERCE SERVICES BY CONSUMERS. We believe that consumers will move their financial transactions from traditional paper-based methods to electronic ones if they have an easy-to-access, easy-to-use, secure, and cost-effective method for receiving and paying their bills electronically. To drive this transition we make our e-bill and payment services available directly, through CSPs and through biller sites so that e-bills are available wherever consumers feel most comfortable viewing and paying them. We also price our services to our customers in such a way as to facilitate their offering electronic billing and payment to a broad array of consumers. CSPs and billers pay us based on the number of their consumers enabled to use our system, based on the number of transactions we process, or based on some combination of both. The price charged for each consumer or each transaction is negotiated individually with each CSP and may vary depending on:

               -    the services provided to the consumers;
               -    the nature of the transactions processed; and

               -    the volume of consumers, transactions, or both.

          We believe this flexibility equips our CSPs and billers to provide their consumers with services that will meet their needs, and that this flexibility makes it more attractive for CSPs and billers to more heavily promote the CheckFree e-bill and payment service.

     - CONTINUE TO IMPROVE OPERATIONAL EFFICIENCY AND EFFECTIVENESS. We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Our Sigma program, our high electronic rate, our consolidation of platforms, the scalability of the Genesis system and our high quality customer care centers all help us achieve greater efficiencies. In 2002, we launched five new programs focused on ongoing investments in cost, quality and scale. Each of these program ties employee performance evaluations and compensation to the achievement of process, system and cost-saving improvements.

     - DRIVE NEW FORMS OF ELECTRONIC COMMERCE SERVICES. Our electronic commerce services are currently applied to banking, billing and payment and brokerage transactions. We believe that new applications will be developed as a result of the growth in electronic commerce generally, and Internet-based commerce specifically. We intend to leverage our infrastructure and distribution to address the requirements of consumers and businesses in these new applications. For example, our core payment and processing network can manage person-to-person and small business payments, as well as payments made at Internet merchant sites.

     Technology; Research and Development. Our core technology capabilities were developed to handle settlement services, merchant database services and online inquiry services on a traditional mainframe system with direct communications to businesses. We have implemented a logical, nationwide "n-tier" internetworking infrastructure. In other words, our infrastructure networks together any number of other networks, passing transaction data among them. For example, we internetwork together networks of billers, consumers, Consumer Service Providers and financial institutions to complete electronic billing and payment transactions. Consumers, businesses and financial services organizations access this internetworking infrastructure through dial-up telephone lines, private leased lines, various types of communications networks or the Internet. Our computing complex in Norcross, Georgia houses a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Tandems or Unix servers. We have developed databases and information files that allow accurate editing and initiation of payments to billers. These databases have been constructed over the past 21 years as a result of our transaction processing experience.

     We have instituted several practices to minimize loss of data and operating functionality in the event of a disaster. We operate on redundant computer systems. Archival storage is kept on site as well as off site in fireproof facilities. Diesel generators provide power to the computing facilities in the event of a power disruption. We have contracted for the emergency provision of an alternate site to aid in disaster recovery. Finally, our plans for fiscal year 2003 include enhancing our disaster recovery systems to be able to offer a mirrored data storage solution.

     We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce, financial application software and investment services markets. As of June 30, 2002, our research and development group consisted of approximately 455 employees. Additionally we use independent third party software development contractors as needed.

     Sales, Marketing and Distribution. Our marketing and distribution strategy has been to create and maintain distribution alliances that maximize access to potential customers for our electronic commerce services and related products. We do not, for the most part, market to, or have a direct relationship with, consumers or end-users of our products and services. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. These alliances include our relationship with CSPs; with billers; with Biller Service Providers (or BSPs) such as Alltel

Corporation, Billserv, Inc. and Kubra; and with value-added resellers such as EDS, Fiserv, Certegy, Digital Insight, PSCU Financial Services and S1 Corporation. This list of BSPs and resellers is not exhaustive and may not fully represent our customer base.

     In order to foster a better understanding of the needs of our CSPs, billers, BSPs and resellers, we employ a number of account managers assigned to each of these specific customers. We also employ marketing personnel to facilitate joint customer acquisition programs with each of these customer groups, and to share our industry knowledge and previously developed campaigns with their marketing departments.

     Competition. We face significant competition for all of our electronic commerce products. Our primary competition can be considered to be the continuance of traditional paper-based methods for receiving and paying bills, both on the part of consumers and billers. In addition, the possibility of billers and CSPs using internal development and management resources to create in-house systems to handle electronic billing and payment remains a competitive threat.

     Metavante, a division of Marshall and Ilsley Bank, competes with us most directly from the perspective of providing pay anyone solutions to financial services organizations. In 2000 Metavante announced that it had signed an agreement to provide processing to Spectrum, a joint venture formed by J.P. Morgan Chase, First Union (now Wachovia Corporation) and Wells Fargo & Co to allow individuals and businesses to receive and pay bills electronically. According to Metavante, this agreement contained guaranteed minimum transactions from each of the three joint venture banks. Since 2001, Metavante has either purchased or announced the purchase of four companies associated with some aspect of electronic billing or payment: Cyberbills, Derivion, Paytrust and Spectrum.

     A number of "niche" players compete with us in various ways. MasterCard International has announced an online offering to enable people to receive and pay bills over the Internet. In addition to providing Internet payment capabilities primarily to consumers and merchants participating in online auctions, PayPal, Inc. provides businesses and consumers with the ability to send and receive online payments via e-mail.

     Other Products and Services. In addition to the e-bill and payment service products, the Electronic Commerce division also offers a credit card account balance transfer product, a credit card refund product, an automated recurring payments and software service, which is primarily installed at health clubs throughout the United States, and other forms of wholesale and retail payment solutions.

     Acquisitions. Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions related to the Electronic Commerce division include Servantis Systems Holdings, Inc. in February 1996, Intuit Services Corporation in January 1997, and MSFDC, L.L.C (TransPoint) in September 2000. In October 2000, we completed the strategic agreement we entered into with Bank of America in April 2000, under which we acquired certain of Bank of America's electronic billing and payment assets.

INVESTMENT SERVICES DIVISION

     Introduction. The Investment Services division provides a range of outsourced portfolio management services to help more than 250 institutions deliver portfolio management, performance measurement and reporting services to their clients.

     Our institutional client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of "wrap," or separately managed accounts, money management products, or traditional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing quick to market turnkey solutions.

     Investment Services' primary product is a real-time portfolio management system called CheckFree APL, representing:

     -    38 of the top 50 brokers are APL clients;
     -    36 of the top 40 money managers are APL clients;
     - 1.2 million portfolios representing $500 billion assets under management; and
     - 1,100 daily interfaces to manager data for 1,300 managers and 5,600 investment products.

          Industry Background. Industry analysts (including Forrester Research and Financial Research Corporation 2001) predict a compound annual growth in the separately managed account business to exceed 30 percent over the next several years.

          Products and Services. Our portfolio management products and services are marketed under the product names CheckFree APL and CheckFree APL Wrap, and provide the following functions:

     -    account open and trading capabilities;
     -    graphical client reporting;
     -    performance measurement;
     -    decision support tools;
     -    account analytics;
     -    tax lot accounting;
     -    manager due diligence;
     -    multiple strategy portfolios;
     -    straight through processing;
     -    Depository Trust Corporation interfacing;
     -    billing functions; and
     -    system and data security.

     In addition, our Investment Services team provides data conversion services, trains personnel on system use, and provides technical network support and computer system interface set-up.

     Revenues in our portfolio management services are generated per portfolio under management through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our information services and software is typically generated through annual agreements.

     Technology. Our Investment Services division utilizes advanced technology for our portfolio management services and utilizes IBM RS/6000s to run the portfolio management software. Services are provided primarily as a service bureau offering with the data center residing at our Chicago office. Clients obtain access from their personal computers either through a dedicated circuit or through dial-up applications. The Chicago data center is the communication center for more than 160 dedicated links together with four concentration hub sites located in New Jersey, New York, Boston and San Diego. Each of these hub sites supports the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from several companies to access services. Our integrated outsourced solution utilizes a highly scalable Unix platform.

     Sales, Marketing and Distribution. We market CheckFree APL and CheckFree APL Wrap through our direct sales force. We generate new customers through direct solicitation, user groups and advertisements. We also participate in trade shows and sponsor industry seminars for distribution alliances.

     Competition. One source of competition Investment Services faces is from potential customers building their own internal portfolio accounting systems. We also compete with providers of portfolio accounting software like Advent Software, DST, and IDS; and service bureau providers like SunGard Portfolio Solutions and Financial Models Company.

     Other Products and Services. In addition to our APL and APL Wrap portfolio management products, the Investment Services division also offers investment performance measurement and reporting products and services. Marketed under M-Search and M-Watch, these products are a result of the acquisition of Mobius Group, Inc. in March 1999.

     Acquisitions. Our current business was developed through the acquisition of Security APL, Inc. in May 1996, and Mobius Group, Inc. in March 1999.

SOFTWARE DIVISION

     The Software division operates three units, each of which delivers software, maintenance, support and professional services. These units are ACH Solutions, CheckFree Financial and Compliance Solutions, and i-Solutions.

     - ACH SOLUTIONS. Our ACH Solutions unit provides Automated Clearing House (ACH) software and services. ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. More than 80 percent of the nation's top 50 ACH originators use our solutions for ACH processing, and more than two-thirds of the nation's eight billion ACH payments are processed each year through institutions using our software systems. In addition to the United States, we have provided electronic payment technology in Australia, Barbados, Chile, Colombia, Dominican Republic, Guatemala, Jamaica, Malaysia, and Panama.

          ACH Solutions markets software under the product name PEP+ (Paperless Entry Processing System). PEP+ is an online, real-time system that enables the originating and receiving of payments through the ACH system. These electronic transactions are substitutes for paper checks, and are typically used for recurring payments like direct deposit payroll payments; corporate payments to contractors and vendors; debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills; and business to business payments. Recent new ACH product types allow returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments.

     - CHECKFREE FINANCIAL AND COMPLIANCE SOLUTIONS (CFACS). Our CFACS unit provides software and professional services that enable organizations to perform automated reconciliation and maintain compliance with federal and state regulations. Banks, bank holding companies, securities and insurance firms, corporations, and government agencies use our reconciliation and compliance products and services. Our reconciliation solutions are marketed under the CheckFree RECON-Plus(TM)brand. These systems reconcile high volumes of complex transactions that are spread across multiple enterprise-wide systems and include securities transaction processing, automated deposit verification, consolidated bank account reconciliation and cash mobilization, and improved cash control. In fiscal 2002, we completed development of RECON-Plus Frontier(TM), a multi-tier reconciliation system that operates over the Internet.

          CheckFree RECON Securities(TM) enables securities firms to automatically match intra-day transactions, generate affirmations, facilitate settlement, and reconcile cash and securities transactions at both the omnibus, or collective, and shareholder level. In addition to reconciliation, CFACS delivers automated regulatory tracking and reporting solutions that help organizations maintain compliance. The CFACS compliance products provide compliance with: (1) unclaimed property management, (2) 1099 reporting, (3) fraud detection, (4) the Bank Secrecy Act and (5) retirement reporting.

     - i-SOLUTIONS. Our i-Solutions unit provides end-to-end business-to-consumer and business-to-business software and services for e-billing and e-statement creation, delivery, and payment. i-Solutions helps billers, financial services organizations and biller service providers leverage electronic bills and statements as interactive conduits to customer relationship management, marketing and customer self-service applications.

          i-Solutions enables billers to create online bills and statements and distribute them to their customers for viewing and payment. Online bills can be delivered to the biller's customers through any or all of the following options: through CheckFree's network of Consumer Service Providers (CSPs), directly at the biller's Web site; through e-mail; and through CheckFree's Web site MyCheckFree.com, all of which are serviced through our Electronic Commerce division. Our software and outsourced application hosting services deliver: e-bill and e-statement creation; e-bill and e-statement delivery; e-bill payment transaction management and security; e-bill payment tracking and history; online marketing from the biller to its customers; and customer care.

          i-Solutions markets the i-Series product line, which is a set of e-billing and e-statement software solutions developed for various industry segments. Each product in the i-Series includes a template for creating e-bills and e-statements unique to a specific industry segment, reducing development and deployment time. These solutions are offered in both licensed and outsourced application service provider
          (ASP) agreements. Given the nature of the process we use to convert billing and/or statement information for use over the Internet, these products are marketable in international markets as well. i-Solutions software has been sold in 23 countries.

     Licenses. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software at a single site. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types and levels of services we provide. Multiple site licenses are available for an additional fee. In our license agreements, we generally warrant that our products will function in accordance with the specifications set forth in our product documentation. License fees generally are due upon product documentation and software delivery to the customer.

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

     Professional Services. We offer implementation services building customer applications around our products.

     Sales, Marketing and Distribution. We market software products through our direct and indirect sales force. Salespersons have specific product responsibility and receive support from technical personnel as needed. We generate new customers through direct solicitations, user groups, advertisements, direct mail campaigns and strategic alliances. We also participate in trade shows and sponsor industry technology seminars for prospective customers. Existing customers are often candidates for sales of additional products or for enhancements to products they have already purchased. We also market through resellers for certain geographies and vertical markets.

     Competition. The computer application software industry is highly competitive. We believe that there is at least one direct competitor for most of our software products, but no competitor competes with us in all of our software product areas.

     In the electronic statement creation and financial applications software markets, we compete directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. CheckFree i-Solutions' electronic statement and billing creation software products compete primarily with edocs, Inc., Avolent Software and with billers building their own solutions rather than buying software or outsourcing the service. The RECON-Plus products compete with Chesapeake, Driscoll and SmartStream/Geac. Our PEP+ products compete with Transaction Systems Architects, Inc.

     Acquisitions. Our current business was developed through the acquisition of Servantis Systems Holdings, Inc. in February 1996 and BlueGill Technologies, Inc. in April 2000.


GOVERNMENT REGULATION

     We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Office of the Comptroller of the Currency, however, periodically audits us, since we are a supplier of products and services to financial services organizations. In 2001, the USA Patriot Act amended the Bank Secrecy Act to expand the definition of money services businesses so that it may include CheckFree. Several states have also passed legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. We do not believe that any state or federal legislation of this type materially affects us. In addition, as are all U.S. citizens, CheckFree is subject to the regulations of the Office of Foreign Assets Control targeted at money laundering. Finally, through our processing agreements, we agree to comply with the data, record keeping, processing, and other requirements of applicable federal and state laws and regulations, Federal Reserve Bank operating letters, and the National Automated Clearing House Association Operating Rules imposed on our processing banks. We may be subject to audit or examination under any of these requirements. Violations of these requirements could limit or further restrict our access to the payment clearance systems or our ability to obtain access to these systems from banks. Further, the Federal Reserve rules provide that we can only access the Federal Reserve's automated clearing house through a bank. If the Federal Reserve rules were to change to further restrict our access to the automated clearing house or limit our ability to provide automated clearing house transaction processing services, our business could be materially adversely affected.

     In conducting various aspects of our business, we are subject to laws and regulations relating to commercial transactions generally, like the Uniform Commercial Code, and are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial services organizations that offer these services. For us, Regulation E sets forth disclosure and investigative procedures. For consumers, Regulation E establishes procedures and time periods for reporting unauthorized use of electronic money transfer services and limitations on the consumer's liability if the notification procedures are followed within prescribed periods. These limitations on the consumer's liability may result in liability to us.

   INTELLECTUAL PROPERTY RIGHTS

     We regard our financial transaction services and related products as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. CheckFree has been issued fifteen patents in the United States and abroad. The majority of these patents cover various facets of electronic billing and/or payment. CheckFree also has a large number of pending patent applications. CheckFree owns over 30 domestic and foreign trade and service mark registrations related to products or services and has additional registrations pending.

EMPLOYEES

     As of June 30, 2002, we employed approximately 2,650 full-time employees, including approximately 913 in systems and research and development, including software development, approximately 973 in customer care, and approximately 764 in sales and marketing, administration, financial control, corporate services, and human resources. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified management, technical, marketing, business development and sales personnel.

BUSINESS RISKS

     We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending June 30, 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

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

WE HAVE NOT OPERATED PROFITABLY IN THE PAST AND EXPECT TO EXPERIENCE NET LOSSES IN THE FUTURE.

     We have not consistently operated profitably to date. Since our inception, our accumulated losses have totaled approximately $1,130,405,000. We incurred:

     - a loss from operations of $43.4 million and a net loss of $32.3 million for the fiscal year ended June 30, 2000;
     - a loss from operations of $464.7 million and a net loss of $363.1 million for the fiscal year ended June 30, 2001; and
     - a loss from operations of $535.5 million and net loss of $441.0 million for the fiscal year ended June 30, 2002.

     We anticipate having a net loss from operations in fiscal 2003 and may experience net losses and may not be able to sustain or increase our profitability in the future. For the fiscal year ended June 30, 2002, we invested over $55 million in research and development and $58 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact your investment in our business and limit our ability to pay dividends in the future to our stockholders.

OUR FUTURE PROFITABILITY DEPENDS UPON OUR ABILITY TO IMPLEMENT OUR STRATEGY SUCCESSFULLY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

     Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2003 in programs designed to:

     -    drive consumer awareness of electronic billing and payment;
     - encourage consumers to sign up for and use our electronic billing and payment services offered by our distribution partners;
     - continually refine our infrastructure to handle seamless processing of transactions;
     -    continue to develop state of the art, easy-to-use technology; and
     - increase the number of billers whose bills we can present and pay electronically.

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

COMPETITIVE PRESSURES WE FACE MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

     We face significant competition in each of our business units, Electronic Commerce, Investment Services and Software. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, competition will persist, and may increase and intensify in the future.

     In Electronic Commerce our primary competition remains the traditional paper-based methods of paying and receiving bills. In addition, a number of banks have developed or have announced their intent to develop their own internal solutions for portions of the electronic bill presentment and payment process. Wells Fargo & Co. and J.P. Morgan Chase currently have in-house solutions for a portion of the integrated services we provide and Wachovia has announced its intent to develop a similar solution. We do not know whether other banks that currently outsource the bill presentment and payment process to us will decide to construct in-house solutions in the future. Although we believe that most banks who decide to use an in-house solution will continue to use our services for some portion of their electronic bill presentment and payment product we may not be able to provide the same range of services as we currently do, and therefore we may not receive the same amount of revenue from these banks. We also compete directly with Metavante, a division of Marshall and Ilsley Bank Inc., which currently offers a pay anyone solution to financial service organizations. In 2000, Metavante announced that it had executed a long-term contract with Spectrum, a joint venture formed by J.P. Morgan Chase, First Union (now Wachovia) and Wells Fargo & Co., to provide electronic payment processing. According to Metavante, this contract contained guaranteed minimum transaction amounts from each of the three joint venture banks. Over the past several years, Metavante has completed or announced several acquisitions in the electronic bill presentment and payment area, including the purchase of CyberBills, Derivion, Paytrust and, in 2002, Spectrum. We also face potential competition from MasterCard International, a company that has announced a product to offer online bill presentment to enable people to receive and pay bills over the Internet. We cannot assure you that we will be able to compete effectively against Metavante and MasterCard, or against the action of financial services organizations and billers building their own electronic billing and payment solutions internally, or against other current and future electronic commerce competitors.

     In addition, we cannot assure you that we will be able to compete effectively against current and future competitors in the investment services and software products markets. The markets for our investment services and software products are also highly competitive. In Investment Services, our competition comes primarily from providers of portfolio accounting software and from in-house solutions developed by large financial institutions. In Software, our competition comes from several different market segments, including large diversified computer software and service companies and independent suppliers of software products. Because there are relatively low barriers to entry, we expect competition in the software market to increase significantly in the future.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH.

     Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account and credit card information, social security numbers, and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

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

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE AND INVESTMENT SERVICES PRODUCTS, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

     In Electronic Commerce, we rely on our contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. Similarly, in Investment Services we rely upon investment advisors, brokerage firms, banks and insurance companies to market investment accounts to consumers and thereby increase portfolios on our APL system. These contracts are an important source of the growth in demand for our electronic commerce and investment service products. If any of these third parties abandon, curtail or insufficiently increase their marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

CONSOLIDATION IN THE FINANCIAL SERVICES INDUSTRY MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR ELECTRONIC COMMERCE SERVICES, INVESTMENT SERVICES AND SOFTWARE.

     Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition and results of operations. This consolidation could cause us to lose:

     -    current and potential customers;
     - business opportunities, if combined financial services organizations were to determine that it is more efficient to develop in-house services similar to ours or offer our competitors' products or services; and
     - revenue, if combined financial services organizations were able to negotiate a greater volume discount for, or to discontinue the use of, our products and services.

WE DEPEND UPON A SMALL NUMBER OF FINANCIAL SERVICES ORGANIZATION CUSTOMERS FOR A SIGNIFICANT PERCENTAGE OF OUR TRANSACTIONS.

     We rely on our contracts with three key financial services organizations for a substantial portion of the transactions we process. For the year ended June 30, 2002, these three financial services organizations accounted for approximately 34.8% of the transactions we processed. Only one of these financial institutions accounted for more than 10% of our revenue. Revenues from this customer, Bank of America, represented 12% of our revenues. The loss of the contract with any of these key financial services organizations or a significant decline in the number of transactions processed through them could have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY RENEW OR RENEGOTIATE OUR AGREEMENTS WITH OUR CUSTOMERS, OUR BUSINESS MAY SUFFER.

     Our agreements for electronic commerce services with financial services organizations generally provide for terms of three to five years. Similarly our agreements with our portfolio management customers are generally long term. If we are not able to renew or renegotiate these agreements on favorable terms as they expire, it could have a material adverse effect on our business, financial condition and results of operations.

     The profitability of our Software business depends, to a substantial degree, upon our software customers electing to periodically renew their maintenance agreements. If a substantial number of our software customers declined to renew these agreements, our revenues and profits in this business segment would be materially adversely affected.

OUR FUTURE PROFITABILITY DEPENDS ON A DECREASE IN THE COST OF PROCESSING TRANSACTIONS.

     If we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Many factors contribute to our ability to decrease the cost of processing transactions, including our Sigma Quality program, our RightCare customer care efficiency program, our QuantumLeap processing technology optimization program, and our focus on continually increasing the number of transactions we process electronically. Compared with conventional paper-based transactions, electronic transactions cost less to complete, give rise to far fewer errors, which are costly to resolve, and generate far fewer consumer inquiries and, therefore, consume far fewer customer care resources. Our electronic rate, or percentage of transactions processed electronically, was 58% at the end of fiscal year 2000, 64% at the end of the fiscal year 2001 and more than 71% at the end of fiscal year 2002. As a result of the combined effects of programs focused on quality and process improvements, maximizing efficiency, and improving electronic processing rates, our total Electronic Commerce cost per transaction processed decreased more than 20% for the year ended June 30, 2002. Our future profitability will depend, in part, on our ability to continue to decrease this cost.

THE TRANSACTIONS WE PROCESS EXPOSE US TO CREDIT RISKS.

     Any losses resulting from returned transactions, merchant fraud or erroneous transmissions could result in liability to financial services organizations, merchants or subscribers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic and conventional paper-based transactions we process expose us to credit risks. These include risks arising from returned transactions caused by:

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

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

     A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. In addition to the damage to our reputation a system outage or data loss could entail, many of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our payment processing and other systems from interruption by events that are beyond our control. For example, our system may be subject to loss of service interruptions caused by hostile third parties or other instances of deliberate system sabotage. Other events that could cause system interruptions include:

     -    fire;
     -    natural disaster;
     -    unauthorized entry;
     -    power loss;
     -    telecommunications failure; and
     -    computer viruses.

     Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

WE MAY EXPERIENCE SOFTWARE DEFECTS AND DEVELOPMENT DELAYS, DAMAGING CUSTOMER RELATIONS, DECREASING OUR POTENTIAL PROFITABILITY AND EXPOSING US TO LIABILITY.

     Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

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

WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES CAUSING OUR OPERATING RESULTS TO FLUCTUATE.

     We have historically experienced seasonal fluctuations in our electronic services and software sales, and we expect to experience similar fluctuations in the future. If our sales are below the expectations of securities analysts and investors due to seasonal fluctuations, our stock price could decrease unexpectedly. Our growth in electronic commerce transactions is affected by seasonal factors like holiday-based resolutions consumers make to manage finances better, and the fact that most financial institutions traditionally conduct their largest consumer marketing campaigns in the fall months. These seasonal factors may impact our operating results by concentrating consumer acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, on-line interactive service consumers generally tend to be less active users during the summer months, resulting in lower revenue during this period. Our software sales have historically been affected by calendar year end, buying patterns of financial services organizations and our sales compensation structure which measures sales performance at our June 30 fiscal year end.

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

OUR INABILITY TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.

     We have experienced rapid growth in our revenues, from $76.8 million in the twelve months ended June 30, 1996 to $490.5 million in the fiscal year ended June 30, 2002, and we intend to continue to grow our business. To support our growth plans, we will have to expand our existing management, operational, financial and human resources and management information systems and controls. If we are not able to manage our growth successfully, we will not grow as planned, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND TECHNOLOGY, PERMITTING COMPETITORS TO DUPLICATE OUR PRODUCTS AND SERVICES.

     Our success and ability to compete depends, in part, upon our proprietary technology, which includes several patents for our electronic billing and payment processing system, our source code information for our software products, and our operating technology. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology. We also enter into confidentiality and assignment agreements with our employees, consultants and vendors and generally control access to and distribution of our software documentation and other intellectual property. We cannot assure you that these measures will provide the protection that we need.

     Because our means of protecting our intellectual property rights may not be adequate, it may be possible for a third party to copy, reverse engineer or otherwise obtain and use our technology without authorization. In addition, the laws of some countries in which we sell our products do not protect software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our products could have a material adverse effect on our business, financial condition and results of operations.

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

OUR BUSINESS COULD BECOME SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD MAKE OUR BUSINESS MORE EXPENSIVE TO OPERATE.

     We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, or OCC, the Federal Reserve Board or other federal agencies that regulate or monitor banks or other types of providers of electronic commerce services. In 2001, the USA Patriot Act amended the Bank Secrecy Act to expand the definition of money services businesses so that it may include us. A number of states have also passed legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. In addition, as a U.S. citizen, we are subject to the regulations of the Office of Foreign Assets Control targeted at money laundering. Because electronic commerce in general, and most of our products and services in particular, are so new, the application of many of these laws and regulations is uncertain and difficult to interpret. The entities responsible for interpreting and enforcing these laws and regulations could amend these laws or regulations or issue new interpretations of existing laws or regulations. Any of these changes could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is also possible that new laws and regulations may be enacted with respect to the Internet, including taxation of electronic commerce activities. The adoption of any of these laws or regulations may decrease the growth of consumers using the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.

     The Federal Reserve rules provide that we can only access the Federal Reserve's automated clearing house through a bank. If the Federal Reserve rules were to change to further restrict our access to the automated clearing house or limit our ability to provide automated clearing house transaction processing services, it could have a material adverse effect on our business, financial condition and results of operations.

A CONTINUED WEAK ECONOMY COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS.

     A continued weak United States economy could have a material adverse impact on our business. In a weak economy companies may postpone or cancel new software purchases or limit the amount of money they spend on technology and marketing. With respect to the Investment Services division, growth depends upon individuals and companies continuing to invest in the United States equity markets. To the extent the United States stock markets see a decrease in investment, we may see a decrease in portfolio accounts.

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

THE MARKETING AGREEMENT WITH First Data AND THE COMMERCIAL ALLIANCE AGREEMENT WITH MICROSOFT MAY LIMIT THE FLEXIBILITY OF MANAGEMENT

     The marketing agreement we executed with First Data requires us to purchase payment processing and other products from First Data under specified circumstances, even if our management has other reasons for choosing a different supplier. In addition, the commercial alliance agreement with Microsoft requires us to develop our products that are used with products made by Microsoft in ways that conform to specified standards. Accordingly, as a result of these arrangements with Microsoft and First Data, both of which were entered into as part of our acquisition of MSFDC, L.L.C. (TransPoint), our management's flexibility to make business decisions may be limited in various respects.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK HAS BEEN VOLATILE SINCE DECEMBER 31, 2000.

     Since December 31, 2000, our stock price has been extremely volatile. During the fiscal year ended June 30, 2002, our common stock traded at a high of $35.40 per share and a low of $10.93 per share. The volatility in our stock price has been caused by:

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

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

     The availability for future sale of a substantial number of shares of our common stock in the public market, or issuance of common stock upon the exercise of stock options, warrants or conversion of the notes or otherwise could adversely affect the market price for our common stock. As of August 31, 2002, we had outstanding

88,616,367 shares of our common stock, of which 57,768,011 shares of our issued and outstanding common stock were held by non-affiliates. The holders of the remaining 30,848,356 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of August 31, 2002, we had an additional 22,328,822 shares of our common stock available for future sale, including:

     - outstanding options to purchase 7,989,714 shares of our common stock, of which options for 3,500,749 shares were fully vested and exercisable at an average weighted exercise price of approximately $39.06 per share;
     - issued warrants to purchase 12,500,000 shares of our common stock, of which warrants for 1,500,000 shares were fully vested and exercisable at a weighted exercise price of approximately $20.94 per share;
     - up to 258,754 shares available for issuance under our Associate Stock Purchase Plan;
     -    up to 223,797 shares available for issuance under our 401(k) Plan; and
     - up to 2,356,557 shares of our common stock issuable upon conversion of the notes.

     As of August 31, 2002, the following entities hold shares or warrants to purchase shares of our common stock in the following amounts:

     -    Microsoft Corporation, which holds 8,567,250 shares;
     -    First Data Corporation, which holds 5,567,250 shares;
     - The former members of Integrion Financial Network, L.L.C., which collectively hold warrants to purchase up to 1,500,000 shares which are fully vested and exercisable;
     - Bank One, which holds warrants to purchase 1,000,000 shares and may be entitled to receive warrants to purchase up to 2,000,000 additional shares, none of which are vested or exercisable; and
     - Bank of America, which holds 10,098,043 shares and warrants to purchase up to 10,000,000 shares, which warrants are not currently vested.

     Each of Bank One, Bank of America and the former members of Integrion may be entitled to registration rights. If Bank One, Bank of America or the former members of Integrion, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.

     We filed a shelf registration statement on behalf of Microsoft, First Data and Citibank that allows continuous resales of the shares that they received on the closing date of the TransPoint acquisition. Although Microsoft and First Data have been limited in their ability to transfer their shares of our common stock through September 1, 2002, pursuant to stockholder agreements with us, they now are able to transfer significant portions of their common stock in both registered and unregistered sales. As of September 1, 2001, Microsoft, First Data and Citibank could sell up to the greater of one percent of our average weekly trading volume or one percent of our outstanding common stock in reliance on registration exemptions. In addition, Microsoft and First Data are permitted to a limited extent to engage in hedging transactions with respect to our common stock. Sales of substantial amounts of our common stock by either Microsoft or First Data, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

     As of September 28, 2001, Bank of America could sell up to the greater of one percent of our average weekly trading volume or one percent of our outstanding common stock in reliance on registration exemptions. Sales of substantial amounts of our common stock by Bank of America, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

     We also are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder's acquisition of our stock was approved in advance by our board of directors.

     In addition, both the commercial alliance agreement with Microsoft and the marketing agreement with First Data, each of which we executed in connection with the closing of the TransPoint acquisition, allow the termination of the agreement by Microsoft or First Data, as the case may be, under specific change of control circumstances. If either Microsoft or First Data terminates under these circumstances, we will lose a portion of the future revenue guarantees under the applicable agreement. This potential termination event could discourage third parties from acquiring us.

WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

     At August 31, 2002, our directors, executive officers and principal stockholders and their affiliates collectively owned approximately 35% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

ITEM 2. PROPERTIES.

     We lease the following office facilities:

     -    approximately 229,000 square feet in Norcross, Georgia;
     -    approximately 150,000 square feet in Dublin, Ohio;
     -    approximately 100,000 square feet in Phoenix, Arizona;
     -    approximately 77,706 square feet in Aurora, Illinois;
     -    approximately 33,000 square feet in Jersey City, New Jersey
     -    approximately 29,000 square feet in Waterloo, Ontario, Canada;
     -    approximately 26,000 square feet in Owings Mills, Maryland;
     -    approximately 21,000 square feet in Newark, New Jersey;
     -    approximately 15,000 square feet in Chicago, Illinois;
     -    approximately 5,000 square feet in San Diego, California; and
     -    approximately 2,000 square feet in Boston Massachusetts.

     We own a 51,000 square foot conference center in Norcross, Georgia that includes lodging, training, and fitness facilities for our customers and employees. Although we own the building, it is on land that is leased through

June 30, 2015. We believe that our facilities are adequate for current and near-term growth and that additional space is available to provide for anticipated growth.

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

                                                                      COMMON STOCK
                                                                          PRICE
                                                                          -----
FISCAL PERIOD                                                     HIGH             LOW
                                                                  ----             ---
FISCAL 2001
First Quarter................................................   $ 70.88          $ 34.50
Second Quarter...............................................   $ 62.50          $ 33.50
Third Quarter................................................   $ 57.25          $ 25.38
Fourth Quarter...............................................   $ 43.15          $ 24.06

FISCAL 2002
First Quarter................................................   $ 35.40          $ 14.55
Second Quarter...............................................   $ 22.69          $ 12.20
Third Quarter................................................   $ 20.20          $ 10.93
Fourth Quarter...............................................   $ 25.40          $ 13.28

FISCAL 2003
First Quarter (through September 20, 2002)...................   $ 15.83          $  7.45


     On September 20, 2002, the last reported bid price for our common stock on the Nasdaq National Market was $11.44 per share. As of September 12, 2002, there were approximately 900 holders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is included under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in our Annual Report and is incorporated herein by reference.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business - Business Risks" included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     With the acquisition of BlueGill in April 2000, we obtained operations in Canada and we maintain an office in the United Kingdom. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the start up nature of each of these operations, however, we currently utilize the U.S. dollar as the functional currency for all international operations. As these operations begin to generate sufficient cash flow to provide for their own cash flow requirements, we will convert to local currency as the functional currency in each related operating unit as appropriate. Because we utilize the U.S. dollar as the functional currency and due to the immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

     While our international sales represented less than 2.2% of our revenue for the year ended June 30, 2002, we now market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated balance sheets as of June 30, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000, 2001 and 2002 and the notes to the consolidated financial statements, together with the independent auditors' report thereon, appear in our Annual Report and are incorporated herein by reference.

     Our Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders to be held on November 6, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is included under the captions "INFORMATION CONCERNING THE BOARD OF DIRECTORS" and "EXECUTIVE COMPENSATION" in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is included under the captions "OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS," "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" and "EQUITY COMPENSATION PLAN INFORMATION" in our Proxy Statement and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1) The following financial statements appearing in our 2002 Annual Report to Stockholders are incorporated herein by reference:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of June 30, 2001 and 2002.

          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002.

          Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2002.

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.

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

      2(b) Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MSFDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Exhibit 2(c) of the Registration Statement on Form S-4 (333-32644) and incorporated herein by reference.)

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

      4(c) Amendment No. 2 to the Rights Agreement, dated September 30, 2000, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 99 to Current Report on Form 8-K, dated September 30, 2001, filed with the Securities and Exchange Commission on October 3, 2000 and incorporated herein by reference).

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

      10(c) CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

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

      10(j) * ACH Operations Agreement, dated April 1, 1999, between the Company and KeyBank National Association.

      10(k) Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

      10(l) Executive Employment Agreement between the Company and Lynn D. Busing. (Reference is made to Exhibit 10(f) to the Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission, and incorporated herein by reference.)

      10(m) Loan and Security Agreement, dated as of May 13, 1997, among KeyBank National Association, the Company, CheckFree Software Solutions, Inc., CheckFree Services Corporation, Security APL, Inc., Servantis Systems, Inc., and Servantis Services, Inc. (Reference is made to Exhibit 10(ee) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

      10(n) First Amendment to Loan and Security Agreement by and between KeyBank National Association, as Lender, and CheckFree Corporation, as Borrower, dated as of December 9, 1998. (Reference is made to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999, and incorporated herein by reference.)

      10(o) CheckFree Corporation Incentive Compensation Plan. (Reference is made to Exhibit 10(ff) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

      10(p) Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

      10(q) Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

      10(r) Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company's Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference).**

      10(s) Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference).**

      10(t) Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference).**

      10(u) CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

       13   *  Portions of the Annual Report to Stockholders for the year ended June 30, 2002.

       21   *  Subsidiaries of the Company.

       23   *  Consent of Deloitte & Touche LLP.

       24   *  Power of Attorney.

      99(a) *  Financial Statement Schedule and Independent Auditors' Report.

      99(b) * Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002.

      99(c) * Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002.

----------------

     *    Filed with this report.

    ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

          (b)  REPORTS ON FORM 8-K.

               We filed no Current Reports on Form 8-K since March 31, 2002.

          (c)  EXHIBITS.

          The exhibits to this report follow the Signature Page and the certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

          (d)  FINANCIAL STATEMENT SCHEDULES.

          The financial statement schedule and the independent auditors' report thereon are included in Exhibit 99(a) to this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CHECKFREE CORPORATION

Date: September 25, 2002                 By: /s/ David E. Mangum
                                            ---------------------------------
                                                 David E. Mangum, Executive Vice
                                                 President and Chief Financial
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 25th day of September, 2002.



       Signature                    Title
       *Peter J. Kight              Chairman of the Board and Chief Executive Officer
-------------------------------     (Principal Executive Officer)
       Peter J. Kight


       *David E. Mangum             Executive Vice President and Chief Financial Officer
-------------------------------     (Principal Financial Officer)
       David E. Mangum


       *Joseph P. McDonnell         Vice President, Controller, and Chief Accounting Officer
-------------------------------     (Principal Accounting Officer)
       Joseph P. McDowell


       *William P. Boardman         Director
-------------------------------
       William P. Boardman


       *James D. Dixon              Director
-------------------------------
       James D. Dixon


       *Henry C. Duques             Director
-------------------------------
       Henry C. Duques


       *Mark A. Johnson             Director
-------------------------------
       Mark A. Johnson


       *Lewis C. Levin              Director
-------------------------------
       Lewis C. Levin


       *Eugene F. Quinn             Director
-------------------------------
       Eugene F. Quinn


       *Jeffrey M. Wilkins          Director
-------------------------------
       Jeffrey M. Wilkins


*By:   /s/ Curtis A. Loveland
    ---------------------------
       Curtis A. Loveland,
       Attorney-in-Fact


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter J. Kight, certify that:

     1.   I have reviewed this annual report on Form 10-K of CheckFree
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002


                                            /s/ Peter J. Kight
                                            ------------------------------------
                                            Peter J. Kight
                                            Chairman and Chief Executive Officer
                                            of CheckFree Corporation

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David E. Mangum, certify that:

     1.   I have reviewed this annual report on Form 10-K of CheckFree
          Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002


                                          /s/ David E. Mangum
                                          --------------------------------------
                                          David E. Mangum
                                          Executive Vice President and Chief
                                          Financial Officer of
                                          CheckFree Corporation