Form 10-Q
period 2002-09-30
CHECKFREE CORP \GA\
filed 2002-11-15
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the quarterly period ended September 30, 2002

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 88,671,361 shares of Common Stock, $.01 par value, were outstanding at November 12, 2002.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                               PAGE NO.
                                                                                               --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Condensed Consolidated Balance Sheets                                          3
                           June 30, 2002 and September 30, 2002

                      Condensed Consolidated Statements of Operations                                4
                           For the Three Months Ended
                           September 30, 2001 and 2002

                      Condensed Consolidated Statements of Cash Flows                                5
                           For the Three Months Ended
                           September 30, 2001 and 2002

                      Notes to Interim Condensed Consolidated Unaudited                              6
                           Financial Statements For the Three Months Ended
                           September 30, 2001 and 2002

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                          13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       26

         Item 4.  Controls and Procedures.                                                          26

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 27

         Signatures.                                                                                28

         Certifications of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.         29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,            SEPTEMBER 30,
                                                                                            2002                  2002
                                                                                      -----------------    -----------------
                                                                                                 (IN THOUSANDS)
                                       ASSETS
Current assets:
     Cash and cash equivalents................................................             $  115,009            $  115,581
     Investments..............................................................                 90,958                70,275
     Accounts receivable, net.................................................                 88,030                83,554
     Prepaid expenses and other assets........................................                  8,355                10,952
     Deferred income taxes....................................................                 11,816                10,558
                                                                                      ----------------      ----------------
         Total current assets.................................................                314,168               290,920
Property and equipment, net...................................................                 95,625               106,958
Other assets:
     Capitalized software, net................................................                 71,845                59,103
     Goodwill, net............................................................                530,758               529,214
     Strategic agreements, net................................................                519,275               488,289
     Other intangible assets, net.............................................                 24,609                19,041
     Investments..............................................................                 69,788                98,666
     Restricted investments...................................................                  3,000                 3,000
     Other noncurrent assets..................................................                  8,409                 8,358
                                                                                      ----------------      ----------------
         Total other assets...................................................              1,227,684             1,205,671
                                                                                      ----------------      ----------------
              Total...........................................................            $ 1,637,477           $ 1,603,549
                                                                                      ================      ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................             $   10,049             $   8,373
     Accrued liabilities......................................................                 54,914                42,675
     Current portion of long-term obligations.................................                  5,054                 6,018
     Deferred revenue.........................................................                 42,410                40,399
                                                                                      ----------------      ----------------
         Total current liabilities............................................                112,427                97,465
Accrued rent and other........................................................                  3,019                 3,226
Deferred income taxes.........................................................                 39,993                28,967
Long-term obligations - less current portion..................................                  3,877                 7,502
Convertible subordinated notes................................................                172,500               172,500
Stockholders' equity:
     Preferred stock- 50,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding.....................................                     --                    --
     Common stock- 500,000,000 authorized shares, $.01 par value;
         issued 93,629,718 and 94,164,720 shares, respectively;
         outstanding 88,085,894 and 88,620,896 shares, respectively...........                    881                   886
     Additional paid-in capital...............................................              2,435,310             2,439,613
     Accumulated deficit......................................................             (1,130,405)          (1,146,581)
     Unearned compensation....................................................                   (125)                (110)
     Accumulated other comprehensive income...................................                      --                   81
                                                                                      ----------------      ----------------
         Total stockholders' equity...........................................              1,305,661             1,293,889
                                                                                      ----------------      ----------------
              Total...........................................................            $ 1,637,477           $ 1,603,549
                                                                                      ================      ================

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -------------------------
                                                                     2001           2002
                                                                  ---------       ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Processing and servicing ..............................      $ 100,923       $ 114,491
     License fees ..........................................          4,061           4,209
     Maintenance fees ......................................          6,139           6,186
     Other .................................................          5,552           5,349
                                                                  ---------       ---------
         Total revenues ....................................        116,675         130,235
                                                                  ---------       ---------

Expenses:
     Cost of processing, servicing and support .............         68,162          58,767
     Research and development ..............................         14,724          12,235
     Sales and marketing ...................................         15,005          13,206
     General and administrative ............................         11,626          10,300
     Depreciation and amortization .........................        119,203          56,878
                                                                  ---------       ---------
         Total expenses ....................................        228,720         151,386
                                                                  ---------       ---------
Loss from operations .......................................       (112,045)        (21,151)
Interest, net ..............................................           (529)         (1,216)
                                                                  ---------       ---------
Loss before income taxes and cumulative effect of accounting
     change ................................................       (112,574)        (22,367)
Income tax benefit .........................................        (23,627)         (9,085)
                                                                  ---------       ---------
Loss before cumulative effect of accounting change .........        (88,947)        (13,282)
Cumulative effect of accounting change .....................             --          (2,894)
                                                                  ---------       ---------
Net loss ...................................................      $ (88,947)      $ (16,176)
                                                                  =========       =========

Basic and diluted loss per share:
     Basic and diluted net loss per common share before
         cumulative effect of accounting change ............      $   (1.02)      $   (0.15)
     Cumulative effect of accounting change ................             --           (0.03)
                                                                  ---------       ---------
     Net loss per common share .............................      $   (1.02)      $   (0.18)
                                                                  =========       =========
     Equivalent number of shares ...........................         87,090          88,378
                                                                  =========       =========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           ---------------------------------
                                                                                2001              2002
                                                                           ---------------    --------------
                                                                                    (IN THOUSANDS)
Operating activities:
     Net loss ..........................................................      $ (88,947)      $ (16,176)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
     Depreciation and amortization .....................................        119,203          56,878
     Deferred income tax provision .....................................        (23,627)         (9,085)
     Cumulative effect of accounting change ............................             --           2,894
     Impact of warrants ................................................             --            (644)
     Change in certain assets and liabilities:
         Accounts receivable ...........................................          3,361           4,476
         Prepaid expenses and other ....................................            (38)         (2,546)
         Accounts payable ..............................................         (2,564)         (1,676)
         Accrued liabilities and other .................................         (5,525)         (8,063)
         Deferred revenue ..............................................         (3,091)         (2,011)
                                                                              ---------       ---------
              Net cash provided by (used in) operating activities ......         (1,228)         24,047
Investing activities:
     Purchase of property and software .................................         (6,774)         (9,695)
     Capitalization of software development costs ......................         (1,199)           (523)
     Purchase of investments - held to maturity ........................         (1,545)        (35,506)
     Proceeds from maturities of investments - held to maturity ........          3,819          38,690
     Purchase of investments - available for sale ......................             --         (11,389)
     Proceeds from maturities of investments - available for sale ......             --              91
                                                                              ---------       ---------
              Net cash used in investing activities ....................         (5,699)        (18,332)
Financing activities:
     Principal payments under capital lease and other long-term
      obligations ......................................................         (2,138)         (6,102)
     Proceeds from stock options exercised .............................            202              17
     Proceeds from employee stock purchase plan ........................          1,519             942
                                                                              ---------       ---------
              Net cash used in financing activities ....................           (417)         (5,143)
                                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents ...................         (7,344)            572
Cash and cash equivalents:
     Beginning of period ...............................................        124,122         115,009
                                                                              ---------       ---------
     End of period .....................................................      $ 116,778       $ 115,581
                                                                              =========       =========


   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

         1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

                  UNAUDITED INTERIM FINANCIAL INFORMATION

                  The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 2001 and 2002, are not necessarily indicative of the results for the full year.

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

                  RECLASSIFICATIONS

                  Certain reclassifications have been made to the prior year's financial information to conform to the September 30, 2002 presentation.

                  INVESTMENTS

                  During the quarter ended September 30, 2002, the Company began classifying certain investment purchases as available-for-sale. Available-for-sale securities are carried at fair value and changes in fair value are recorded as unrealized gains or losses in accumulated other comprehensive income, a component of stockholders' equity. As of September 30, 2002, investments available-for-sale were $11,297,000 and $11,378,000 at amortized cost and fair value, respectively. Investments available-for-sale represent 6.7% of the Company's total investment portfolio.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on the Company's results of operations or financial position for the three months ended September 30, 2002.

                  On July 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on the Company's results of operations or financial position for the three months ended September 30, 2002.

                  In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Discontinued

Events and Extraordinary Items" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for the Company's 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2002, the Company announced that its board of directors had authorized a repurchase program under which the Company may purchase shares of its common stock and convertible notes. Should the Company purchase any of its convertible notes and realize a gain or loss on the transaction, SFAS 145 will require the Company to evaluate the transaction against the criteria in APB 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income from operations.

                  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

         2.       STRATEGIC AGREEMENT

                  As a result of the strategic agreement signed with Bank of America in October 2000, Bank of America owns approximately 11.3% of the Company as of September 30, 2002, and is considered a related party. The following amounts related to Bank of America are included in the Company's consolidated financial statements for the periods indicated (in thousands):


                                                                                 JUNE 30,          SEPTEMBER 30,
                                                                                   2002                2002
                                                                             -----------------    ----------------
      Current assets:
              Accounts receivable, net.................................              $ 22,632            $ 24,021
                                                                             -----------------    ----------------
                     Total current assets..............................              $ 22,632            $ 24,021
                                                                             =================    ================
      Current liabilities:
              Accrued liabilities......................................              $    808            $    808
              Deferred revenues........................................                   824                 882
                                                                             -----------------    ----------------
                     Total current liabilities.........................              $  1,632            $  1,690
                                                                             =================    ================


                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                             --------------------------------------
                                                                                   2001                 2002
                                                                             -----------------    -----------------
      Revenues from Bank of America:
           Processing and servicing....................................              $ 12,660             $ 18,294
           Maintenance fees............................................                    84                   83
           Other.......................................................                    15                   --
                                                                             -----------------    -----------------
                     Total revenues....................................              $ 12,759             $ 18,377
                                                                             =================    =================

      Expenses paid to Bank of America:
            Cost of processing, servicing and support..................              $  8,624             $      4
                                                                             -----------------    -----------------
                     Total expenses....................................              $  8,624             $      4
                                                                             =================    =================

         Revenues and accounts receivable relate to all segments of the Company, but primarily to electronic billing and payment services provided to Bank of America. Cost of processing expenses relate to reimbursements to Bank of America in connection with a transition services agreement in place while the Company completed the conversion of Bank of America customers to its processing platform. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for additional information regarding our transactions with Bank of America.

         3.       GOODWILL AND OTHER INTANGIBLE ASSETS

                  On July 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

                  Upon adoption of SFAS 142, the Company transferred $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill, discontinued the amortization of goodwill and was required to perform a transitional impairment test. This impairment test required the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and
(3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then additional testing was required to see if the goodwill carried on the balance sheet was impaired. After completing step one of the transitional impairment test, the Company determined that goodwill associated with its i-Solutions reporting unit, a unit within the Company's Software segment, was potentially impaired.

                  The amount of goodwill impairment was then determined through an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the i-Solutions reporting unit was compared to the fair value of the reporting unit, with the residual amount being the fair value assigned to goodwill. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market, and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of the future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit's projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market, or income approach, as appropriate, for each individual asset or liability. The resulting impairment charge of $2,894,000 was recorded and is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2002.

                  The following table adjusts net loss and net loss per share for the impact of the implementation of SFAS 142 as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                2001            2002
                                                             ----------       --------

Loss before cumulative effect of accounting change ....      $  (88,947)      $(13,282)
Cumulative effect of accounting change ................              --         (2,894)
                                                             ----------       --------
Net loss ..............................................         (88,947)       (16,176)
Add back:  goodwill amortization, net of tax ..........          49,809             --
                                                             ----------       --------
Adjusted net loss .....................................      $  (39,138)      $(16,176)
                                                             ==========       ========

Basic and diluted net loss per share:
     Basic and diluted net loss per common share before
         cumulative effect of accounting change .......      $    (1.02)      $  (0.15)
     Cumulative effect of accounting change ...........              --          (0.03)
                                                             ----------       --------
     Net loss per common share.........................
                                                                  (1.02)         (0.18)
     Goodwill amortization, net of tax ................            0.57             --
                                                             ----------       --------
     Adjusted basic and diluted net loss per share ....      $    (0.45)      $  (0.18)
                                                             ==========       ========

                  The components of the Company's various amortized intangible assets are as follows (in thousands):

                                                                                 JUNE 30,          SEPTEMBER 30,
                                                                                   2002                 2002
                                                                            ----------------    -----------------
Capitalized software:
       Product technology from acquisitions and strategic agreement..              $166,578             $166,578
       Internal development costs....................................                24,946               25,469
                                                                            ----------------    -----------------
                Total................................................               191,524              192,047
                Less:  accumulated amortization......................               119,679              132,944
                                                                            ----------------    -----------------
                Capitalized software, net............................              $ 71,845             $ 59,103
                                                                            ================    =================

Strategic agreements:
       Strategic agreements..........................................              $744,424             $744,424
                  Less:  accumulated amortization....................               225,149              256,135
                                                                            ----------------    -----------------
                  Strategic agreements, net..........................              $519,275             $488,289
                                                                            ================    =================

Other intangible assets:
       Workforce(1)..................................................              $ 11,944             $     --
       Tradenames....................................................                47,968               47,968
       Customer base.................................................                45,358               45,358
       Covenants not to compete......................................                 1,200                1,200
                                                                            ----------------    -----------------
                Total................................................               106,470               94,526
                Less:  accumulated amortization......................                81,861               75,485
                                                                            ----------------    -----------------
                Other intangible assets, net.........................              $ 24,609             $ 19,041
                                                                            ================    =================
             (1) As of July 1, 2002, in accordance with SFAS 142, the Company reclassified its workforce intangibles into goodwill.

                  Amortization of intangible assets totaled $47,863,000 for the three months ended September 30, 2002. Amortization expense for the year ended June 30, 2003 and the next four fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
---------------------------
     2003............................          $183,824
     2004............................           138,683
     2005............................           128,037
     2006............................            42,941
     2007............................            25,716

                  As of September 30, 2002, the Company's only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment for the three months ended September 30, 2002 were as follows (in thousands):

                                                 ELECTRONIC                         INVESTMENT
                                                  COMMERCE          SOFTWARE         SERVICES           TOTAL
                                                --------------    -------------    -------------    --------------

Balance as of June 30, 2002...............          $ 503,255         $ 16,116         $ 11,387         $ 530,758
Reclassification of workforce, net of tax.                483              867               --             1,350
Impairment loss...........................                 --          (2,894)               --           (2,894)
                                                --------------    -------------    -------------    --------------
Balance as of September 30, 2002..........          $ 503,738         $ 14,089         $ 11,387         $ 529,214
                                                ==============    =============    =============    ==============

         4.       COMMON STOCK

                  In the three months ended September 30, 2002, the Company issued stock for various employee benefit programs. The Company issued 402,102 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2002, and 128,390 shares of common stock in conjunction with its employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

         5.       STOCK-RELATED TRANSACTIONS WITH THIRD PARTIES

                  In October 1999, the Company entered into an agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock, has been issued warrants on one million shares, and has the ability to earn warrants on up to two million additional shares. All warrants contain a strike price of $39.25 and were exercisable on September 15, 2002, contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002. During the quarter ended September 30, 2002, the Company recorded a non-cash increase in revenue of $644,000, reflecting the portion of the warrants earned during the quarter and the final fair value of the one million warrants that vested on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation. Under the provisions of Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," the non-cash charge of $2,748,000 was recorded as a reduction of revenue, and the non-cash increase of $644,000 was recorded as an increase to revenue.

         6.       EARNINGS PER SHARE

                  The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):


                                                        FOR THE THREE MONTHS ENDED
                           -------------------------------------------------------------------------------
                                   SEPTEMBER 30, 2001                         SEPTEMBER 30, 2002
                           -------------------------------------     -------------------------------------

                              LOSS           SHARES    PER-SHARE        LOSS         SHARES     PER-SHARE
                           (NUMERATOR)    (DENOMINATOR)  AMOUNT      (NUMERATOR)  (DENOMINATOR)   AMOUNT
                           -----------    -------------  ------      -----------  -------------   ------

Basic EPS ............      $(88,947)        87,090     $(1.02)      $(16,176)        88,378      $(0.18)
                                                        ======                                    ======
Effect of dilutive
securities:
  Options and warrants            --             --                        --             --          --
                            --------         ------                  --------         ------      ------
Diluted EPS ..........      $(88,947)        87,090     $(1.02)      $(16,176)        88,378      $(0.18)
                            ========         ======     ======       ========         ======      ======

                  Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. The number of anti-dilutive equivalent shares excluded from the per-share calculations is 4,921,458 and 2,552,569 for the three months ended September 30, 2001 and 2002, respectively. The after-tax effect of interest expense on the convertible subordinated notes of approximately $2,394,000 and $2,394,000 for the three months ended September 30, 2001 and 2002, respectively, has not been added back to the numerator, as its effect would be anti-dilutive.

         7.       REORGANIZATION CHARGES

                  During the year ended June 30, 2002, the Company announced it would streamline operations in its Electronic Commerce division, refine its strategy for the i-Solutions business unit of its Software division, and discontinue certain product lines associated with its Investment Services division. As a result of these actions, the Company closed or consolidated operations in several locations and eliminated certain other positions in the Company. The streamlining of its Electronic Commerce division operations resulted from efficiencies gained from the consolidation of three legacy transaction processing platforms to its Genesis platform and resulted in the closing of its San Francisco, California location on April 30, 2002; its Houston, Texas location on June 30, 2002; and its Austin, Texas location on September 30, 2002. The refinement in strategy for the i-Solutions business resulted in the closing of its Ann Arbor, Michigan and Singapore locations on March 19, 2002. These actions resulted in the termination of 707 employees.

                  As a result of these actions, during the year ended June 30, 2002, the Company recorded reorganization charges and established a reorganization reserve for certain charges related to the reorganization plan. A summary of activity related to the reorganization reserve for the three months ended September 30, 2002, is as follows (in thousands):

                                                  REORGANIZATION                          REORGANIZATION
                                                    RESERVE AT            CASH              RESERVE AT
                                                  JUNE 30, 2002          PAYMENTS       SEPTEMBER 30, 2002
                                                 -----------------    --------------    -------------------
Severance and other employee costs.......                $  4,701        $  (4,012)              $     689
Office closure and business exit costs...                   3,028             (918)                  2,110
Other exit costs.........................                      71               (8)                     63
                                                 -----------------    --------------    -------------------
     Total...............................                $  7,800        $  (4,938)              $   2,862
                                                 =================    ==============    ===================

                  In conjunction with the reorganization activities described above, the Company revised the estimated useful lives of Existing Product Technology and Customer Base intangible assets related to the product lines that are to be discontinued from its Mobius Group acquisition. This resulted in amortization expense of $397,000 for the quarter ended September 30, 2002, which represents an after-tax impact of $236,000 and no impact to earnings per share.

         8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN
                  THOUSANDS)


                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                          -------------------------------
                                                                               2001              2002
                                                                          ---------------    ------------

Interest paid..........................................................         $    389        $    267
                                                                          ===============    ============
Income taxes paid (received)...........................................         $     48        $     (2)
                                                                          ===============    ============
Supplemental disclosure of non-cash investing and financing activities:
     Capital lease and other long-term asset additions.................         $     --        $ 10,653
                                                                          ===============    ============
     Stock funding of 401(k) match.....................................         $   3,585       $  3,229
                                                                          ===============    ============
     Stock funding of Associate Stock Purchase Plan....................         $   2,357       $  1,707
                                                                          ===============    ============

         9.       COMPREHENSIVE LOSS

                  The Company began investing in available-for-sale securities during the quarter ended September 30, 2002. Available-for-sale securities are recorded at fair value and changes in fair value are recorded as unrealized gains or loses and accumulated in other comprehensive income. As a result, the Company is required to report the components of comprehensive loss which are as follows (in thousands):

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------
                                                                               2001              2002
                                                                           --------------    --------------

Net loss..........................................................           $  (88,947)        $ (16,176)
Net unrealized gains on investment securities available-for-sale..                   --                81
                                                                           --------------    --------------
Comprehensive loss................................................           $  (88,947)        $ (16,095)
                                                                           ==============    ==============

         10.      BUSINESS SEGMENTS

                  The Company operates in three business segments - Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. There are no inter-segment sales.

                  The following sets forth certain financial information attributable to the Company's business segments for the three months ended September 30, 2001 and 2002 (in thousands):


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                         2001            2002
                                                                      ---------       ---------

Revenues:
     Electronic Commerce .......................................      $  84,828       $  96,643
     Investment Services .......................................         19,372          20,523
     Software...................................................         12,475          13,069
                                                                      ---------       ---------
              Total ............................................      $ 116,675       $ 130,235
                                                                      =========       =========

Segment operating income (loss):
      Electronic Commerce ......................................      $   2,872       $  26,452
      Investment Services ......................................          5,369           4,844
      Software..................................................         (1,314)          1,089
      Corporate ................................................         (9,402)         (8,023)
                                                                      ---------       ---------
              Total                                                      (2,475)         24,362
Purchase accounting amortization                                       (109,570)        (46,157)
Impact of warrants .............................................             --             644
Interest, net ..................................................           (529)         (1,216)
                                                                      ---------       ---------
         Total loss before income taxes and cumulative effect of
              accounting change ................................      $(112,574)      $ (22,367)
                                                                      =========       =========

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

         We operate our business through three independent but inter-related divisions:

         -        Electronic Commerce;
         -        Investment Services; and
         -        Software.

         Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2002, we processed approximately 316 million electronic transactions and delivered approximately 9.8 million electronic bills. For the quarter ended September 30, 2002, we processed approximately 96.7 million electronic payments and delivered approximately 4.7 million electronic bills. As of September 30, 2002, there are about seven million consumers initiating payments via CheckFree supported technology. The number of transactions we process each year continues to grow. Growth in the number of transactions processed exceeded 36% for the year ended June 30, 2002 and 39% for the quarter ended September 30, 2002 against the same periods in the prior year. The Electronic Commerce division accounted for approximately 72% of our fiscal 2002 revenue.

         Our Electronic Commerce division's products allow consumers to:

         -        receive electronic bills through the Internet;
         - pay any bill -- whether it arrives over the Internet or through traditional mail -- to anyone;
         -        make payments not related to bills -- to anyone; and
         - perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

         The majority of consumers using our services access our system through Consumer Service Providers (CSPs). CSPs are companies, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites and personal financial management software providers, that use our products to enable consumers to receive and/or pay bills electronically. We have relationships with hundreds of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using our products, are Bank of America, Bank One, Charles Schwab & Co., Chase Manhattan Bank, Merrill Lynch & Co., SunTrust, U.S. Postal Service, Wachovia, Wells Fargo and Yahoo!. This list of our CSPs is not exhaustive and may not fully represent our customer base.

         We have developed our own open infrastructure, known as Genesis, to process electronic bills and payments. The Genesis system is accessed by CSPs using various Web-based applications. In March 2001, we introduced our latest application for electronic billing and payments -- "WebPay for Consumers" (or WebPay 3.2), which added to our core product the ability for consumers to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to receive money. WebPay 3.2 helps consumers automate the complete process of viewing and paying bills -- they can receive bills online and pay those bills online, too. WebPay 3.2 also allows the consumer to "Pay Anyone" electronically -- from a child in college, to a lawn care or other service provider, to a friend, using the Genesis system. We now have 657 CSPs offering full electronic billing and payment as the number of sites where consumers can both view and pay bills continues to increase.

         Through our Investment Services division, we provide a range of outsourced portfolio management services to help more than 250 institutions deliver portfolio management, performance measurement and reporting services to their clients. As of September 30, 2002, our clients used the CheckFree APL Portfolio Accounting System to manage about 1.2 million portfolios totaling more than $500 billion in assets. The Investment Services division accounted for approximately 16% of our fiscal 2002 revenue.

         Our institutional client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of "wrap" or separately managed accounts, money management products, or traditional money managers, managing investments of institutions and high net worth individuals.

         Our portfolio management systems are marketed under the product names APL, and provide the following functions:

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

         In addition to our APL and APL Wrap portfolio management products, our Investment Services division also offers investment performance and reporting products and services. Marketed under M-Search and M-Watch, these products are a result of the acquisition of Mobius Group, Inc. in March 1999.

         Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. The Software division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation's eight billion Automated Clearing House (ACH) payments. The CheckFree Financial and Compliance Solutions (CFACS) unit enables organizations to handle their reconciliation and compliance requirements. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounted for approximately 12% of our fiscal 2002 revenue.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 --------------------
                                                                  2001          2002
                                                                 ------        ------

         Total revenues: ..................................       100.0 %        100.0 %

         Expenses:
             Cost of processing, servicing and support ....        58.4 %         45.1 %
             Research and development .....................        12.6 %          9.4 %
             Sales and marketing ..........................        12.9 %         10.1 %
             General and administrative ...................        10.0 %          7.9 %
             Depreciation and amortization ................       102.2 %         43.7 %
                                                                 ------         ------
                 Total expenses ...........................       196.0 %        116.2 %
                                                                 ------         ------
         Loss from operations .............................       (96.0)%        (16.2)%
         Interest, net ....................................        (0.5)%         (0.9)%
                                                                 ------         ------
         Loss before income taxes and cumulative effect of
             accounting change ............................       (96.5)%        (17.2)%
         Income tax benefit ...............................        20.3 %          7.0 %
                                                                 ------         ------
         Loss before cumulative effect of accounting change       (76.2)%        (10.2)%
         Cumulative effect of accounting change ...........         0.0 %         (2.2)%
                                                                 ------         ------
         Net loss .........................................       (76.2)%        (12.4)%
                                                                 ======         ======

         Revenues. Reported revenue increased by $13.6 million, or 12%, from $116.7 million for the three months ended September 30, 2001 to $130.2 million for the three months ended September 30, 2002. Total company revenue growth resulted from 14% growth in our Electronic Commerce business, 6% growth in our Investment Services business and 5% growth in our Software business. The growth in our Electronic Commerce business was driven primarily by an increase in transactions processed from approximately 69.4 million for the three months ended September 30, 2001 to approximately 96.7 million for the three months ended September 30, 2002 and incremental revenue increases of approximately $2.3 million from minimum revenue guarantees from each of Microsoft and First Data Corporation. In October 1999, we entered into an agreement with a third party in which we issued warrants on one million shares of our stock, exercisable on September 15, 2002, contingent upon maintaining the existence of our agreement through that date. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of those warrants. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. Although the credit was non-cash in nature, it added to our revenue growth. Growth in Electronic Commerce was somewhat dampened by a drop in interest rates, which has negatively impacted our interest sensitive offerings, such as our account balance transfer product.

         Growth in both our Investment Services and Software businesses has been hampered by poor economic conditions. Portfolios managed within Investment Services have remained flat over the past several quarters as new portfolios have been offset by investors closing out stock holdings. Our pricing in this business is based primarily on portfolios managed, and as a result, we have experienced less than historical revenue growth. We expect this will continue until investor confidence is restored in the stock market. We have also experienced slow growth in all areas of our Software business as the recession continues and customers take longer than usual to evaluate discretionary investment-spending alternatives.

         Our processing and servicing revenue increased by $13.6 million, or 13%, from $100.9 million for the three months ended September 30, 2001, to $114.5 million for the three months ended September 30, 2002. Processing and servicing revenue occurs in both our Electronic Commerce and Investment Services businesses. Within

Electronic Commerce, growth in underlying processing and servicing revenue is driven by the previously mentioned growth in transactions. We delivered approximately 4.8 million electronic bills, which have a price point of approximately $0.25, in the three months ended September 30, 2002; an increase of 182% over the 1.7 million bills delivered in the three months ended September 30, 2001. This part of our business is beginning to provide a more significant revenue stream for us. Our agreements with Microsoft and First Data Corporation, resulting from our acquisition of TransPoint in September 2000, include monthly minimum revenue guarantees that increase annually over the five-year term of the agreements. We continue to operate under the minimum revenue levels with both, and as a result of the increased minimum levels, revenue from Microsoft and First Data Corporation grew by approximately $2.3 million from the three months ended September 30, 2001 to the three months ended September 30, 2002. As previously mentioned, we recorded a $0.6 million non-cash credit to revenue related to the true-up of the charge we recorded against revenue in the quarter ended June 30, 2002 resulting from warrants issued to a third party that vested in the quarter ended September 30, 2002. We typically experience a seasonal drop in our payment solutions products within Electronic Commerce during the summer months, but we did not see the normal summer slow down in the quarter ended September 30, 2002. Significant reductions in interest rates from this time last year have had a dampening effect on our interest rate sensitive products such as our account balance transfer offering which has offset further growth in Electronic Commerce processing and servicing revenue. As previously mentioned, processing and servicing revenue in our Investment Services business has grown modestly as the number of portfolios managed have remained relatively flat on a year over year basis.

         At the end of our 2002 fiscal year, we introduced a series of transaction-based metrics that are designed to help investors better understand the underlying trends in our revenue base than previously reported subscriber metrics. We offer two basic levels of electronic billing and processing services to our CSPs. Customers that utilize our Full Service offering outsource the electronic billing and payment process to us, including customer care. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis or some combination of both. Customers that utilize our Transaction Services offering receive a subset of our electronic billing and payment transaction services. An example of a Transaction Services customer may be a bank that hosts its own bill payment warehouse and builds its own user interface into that warehouse, then uses CheckFree to process its payments. A third category of revenue is simply called Other Electronic Commerce, and includes our Health and Fitness business and other ancillary revenue sources, such as implementation and consulting services revenue. We have included a table of comparative transaction statistics in the SEGMENT INFORMATION section of this report.

         As anticipated in previous reports, in the quarter ended September 30, 2002, one of our larger customers, Wells Fargo bank, converted from a Full Service relationship to a Transaction Service relationship as they implemented their own payment warehouse. During the quarter, approximately 300,000 active subscribers and their related transactions switched categories. Although Transaction Services transactions generate less revenue per transaction, because we provide less service, the cost per transaction is less as well. While the shift of a customer to Transaction Service from Full Service will reduce revenue, we do not expect such a shift to have a significant impact on operating margin over time. We had also anticipated that Chase Manhattan bank, another large customer, already included in the Transaction Services category, would begin moving transactions to a competitor in order to meet contractually guaranteed minimum transaction levels with that competitor. This shift did not take place as quickly as expected and, as a result, the customer will need to move greater volumes from our system to the competitor in the next several quarters in order to meet their contractual commitment. While the delay in movement provided unexpected processing revenue in the September 30, 2002 quarter, it will have a dampening effect on growth in the quarter ended December 31, 2002 as we expect 3.0 million transactions to be removed from the Transaction Services category. A third customer, Wachovia bank, has independently disclosed their intention of moving toward a Transaction Services model sometime in late spring of 2003. However, they also disclosed that merger integration efforts were a priority and could impact the timing of other initiatives. As a result, we believe that such a change, should it occur, would not have a material impact on our expected revenue or operating income in fiscal 2003.

         Our license fee revenue increased by $0.1 million, or 4%, from $4.1 million for the three months ended September 30, 2001, to $4.2 million for the three months ended September 30, 2002. License revenue is derived from our Software business. Our September quarter, which is the first quarter of our fiscal year, continues to be seasonally low for license sales. The recessionary economy has caused potential customers to extend their evaluation time on discretionary spending on items such as new software products, and we have seen only moderate growth in software sales across all three of our Software product lines on a year over year basis and expect this trend to continue until the economy begins to rebound.

         Our maintenance fee revenue remained relatively flat, from $6.1 million for the three months ended September 30, 2001, to $6.2 million for the three months ended September 30, 2002. Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales. When combining moderate growth in license sales, customer retention rates exceeding 80% across all business units and moderate price increases on a year over year basis, the result is a slow growing maintenance base. Although we defer revenue recognition on maintenance billings until cash is collected which can cause quarter-to-quarter fluctuations, until license sales regain historical growth rates, we would expect modest growth in maintenance in the near term.

         Our other revenue decreased by $0.2 million, or 4%, from $5.6 million for the three months ended September 30, 2001, to $5.3 million for the three months ended September 30, 2002. Other revenue consists mostly of consulting and implementation fees across all three of our businesses. With a slow down in revenue within Investment Services and Software, we have seen somewhat of a flattening of other related revenue as well.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $68.2 million, or 58.4% of total revenue for the three months ended September 30, 2001, and was $58.8 million, or 45.1% of total revenue for the three months ended September 30, 2002. Cost of processing, servicing and support as a percentage of processing only revenue (total revenue less license fees) was 60.5% for the three months ended September 30, 2001, versus 46.6% for the three months ended September 30, 2002. The largest single factor resulting in the decline in processing and servicing costs, in light of growth in processing and servicing revenue, was platform consolidation in our Electronic Commerce business. For most of fiscal 2002, we were maintaining three redundant payment-processing platforms. Through December 2001, we were converting Bank of America subscribers from the legacy Bank of America processing platform we purchased in October 2000 and, through March 2002, we maintained the redundant system to close out remaining customer care inquiries and claims, at which time we retired the Bank of America platform. Throughout this period, we were paying Bank of America to run and maintain the platform for us. Once we retired the Bank of America system, we were able to close our customer care facility in San Francisco by April 30, 2002, and our Houston customer care facility in the month ended June 30, 2002. Additionally, as we migrated all but a few CSPs off of our legacy Austin processing platform onto Genesis by the end of June 2002, we were able to close our Austin office as well. The combination of platform consolidation and office closings eliminated approximately $6.0 million of redundant quarterly processing and servicing costs in the Electronic Commerce business. Additionally, our electronic payment rate has increased from 66% for the three months ended September 30, 2001, to 73% for the three months ended September 30, 2002. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim. We continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive improvements in our cost per transaction. During the quarter ended September 30, 2002, we did not start all of these efficiency related projects, which will result in some additional costs in the coming quarter. We expect these efforts to result in further improvements in cost per transaction in future periods.

         Research and Development. Our research and development costs were $14.7 million, or 12.6% of total revenue, for the three months ended September 30, 2001, and $12.2 million, or 9.4% of total revenue, for the three months ended September 30, 2002. Adjusted for capitalized development costs of $1.2 million for the three months ended September 30, 2001 and $0.5 million for the three months ended September 30, 2002, our gross expenditures for research and development were $15.9 million, or 13.6% of total revenue for the three months ended September 30, 2001, and were $12.7 million, or 9.8% of total revenue for the three months ended September 30, 2002. On March 19, 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all areas of the company, including research and development. Although our quarterly costs decreased on an absolute dollar basis, we continue to invest in product enhancement and quality improvement programs in all three of our businesses.

         Sales and Marketing. Our sales and marketing costs were $15.0 million, or 12.9% of total revenue for the three months ended September 30, 2001, and $13.2 million, or 10.1% of total revenue, for the three months ended September 30, 2002. The previously mentioned reorganization impacted sales and marketing resources as well, and resulted in a year over year reduction in costs in this area. We closed our i-Solutions Ann Arbor office as part of the restructuring. While other business units were impacted by the reorganization, this was the primary factor in lower year over year sales and marketing costs.

         General and Administrative. Our general and administrative expenses were $11.6 million, or 10.0% of total revenue for the three months ended September 30, 2001, and were $10.3 million, or 7.9% of total revenue for the three months ended September 30, 2002. We continue to manage our corporate expenses through attrition and discretionary cost reduction, resulting in expected leverage in overhead costs.

         Depreciation and Amortization. Our depreciation and amortization costs decreased from $119.2 million for the three months ended September 30, 2001 to $56.9 million for the three months ended September 30, 2002. In July 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for possible impairment. All other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, will continue to be amortized over their respective useful lives. As a result of the change, amortization from acquisition related intangible assets has decreased from $109.6 million for the three months ended September 30, 2001 to $46.2 million for the three months ended September 30, 2002. Underlying depreciation and amortization expense from operating fixed assets and internally capitalized product costs has increased from $9.6 million for the three months ended September 30, 2001, to $10.7 million for the three months ended September 30, 2002. The increase in non-acquisition related depreciation and amortization is the result of continued investment in new product innovations and fixed assets necessary to support the growth of the business.

         Interest. Our interest income decreased from $2.7 million for the three months ended September 30, 2001, to $2.1 million for the three months ended September 30, 2002. In spite of an increase in average cash and invested asset balances between the three months ended September 30, 2001 and the three months ended September 30, 2002, we incurred a reduction in interest income of $0.6 million as a result of significantly lower average yields. Economic conditions have resulted in significantly lower interest rates on a year over year basis, which has limited earnings on our invested assets.

         Our interest expense increased slightly, from $3.2 million for the three months ended September 30, 2001, to $3.3 million for the three months ended September 30, 2002. We continue to carry our 6 1/2% convertible bonds at a balance of $172.5 million throughout both three month periods ending September 30, 2001 and 2002. As a result, our overall average interest rate has remained fairly stable. Since last year we have financed certain fixed asset purchases through capital leases that have resulted in an increase in our average outstanding debt and capital lease obligations.

         Income Taxes. We recorded an income tax benefit of $23.6 million with an effective rate of 21.0% for the three months ended September 30, 2001 and an income tax benefit of $9.1 million with an effective rate of 40.6% for the three months ended September 30, 2002. Our prior year results included the impact of non-deductible intangible amortization expenses. With our adoption of SFAS 142 in July 2002, we have stopped amortizing the non-deductible goodwill intangible asset balances and, therefore, the effective tax rate is now more in line with a blended statutory rate of 40%.

         Cumulative Effect of Accounting Change. On July 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

         In accordance with SFAS 142, we were required to perform a transitional impairment test. The test was performed as of July 1, 2002. This impairment test required us to (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then the amount of any goodwill impairment was determined through fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

         As a result of the transitional impairment test, we determined that goodwill associated with our i-Solutions reporting unit was impaired. An impairment charge of $2,894,000 was recorded and is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2002.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        ----------------------------------
                                                                             2001                 2002
                                                                        -------------        -------------
OPERATING REVENUE:
Electronic Commerce.........................................            $     84,828         $     96,643
Investment Services.........................................                  19,372               20,523
Software....................................................                  12,475               13,069
                                                                        -------------        -------------
       Total Operating Revenue..............................            $    116,675         $    130,235
                                                                        =============        =============

OPERATING INCOME (LOSS):
Electronic Commerce.........................................            $      2,872         $     26,452
Investment Services.........................................                   5,369                4,844
Software....................................................                  (1,314)               1,089
Corporate...................................................                  (9,402)              (8,023)
Purchase accounting amortization............................                (109,570)             (46,157)
Impact of warrants..........................................                      --                  644
                                                                        -------------        -------------
       Total Operating Loss.................................            $    (112,045)       $    (21,151)
                                                                        =============        =============

         Electronic Commerce. Revenue in our Electronic Commerce business increased by $11.8 million, or 14%, from $84.8 million for the three months ended September 30, 2001, to $96.6 million for the three months ended September 30, 2002. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. Net of this true-up, underlying revenue was $96.0 million for the three months ended September 30, 2002, for an increase of 13%. Underlying revenue growth is primarily the result of an increase in transactions processed and electronic bills distributed, offset by somewhat lower interest rates that have hampered our growth in interest sensitive products, such as our account balance transfer offering.

         At the end of our fiscal year 2002, we introduced a series of transaction-based metrics designed to help investors better understand the underlying trends in our revenue base than our previously reported subscriber metrics. We offer two basic levels of electronic billing and processing services to our CSPs. Customers that utilize our Full Service offering outsource the electronic billing and payment process to us, including customer care. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis or some combination of both. Customers that utilize our Transaction Services offering receive a subset of our electronic billing and payment transaction services. An example of a Transaction Services customer may be a bank that hosts its own bill payment warehouse and builds its own user interface into that warehouse, then uses CheckFree to process their payments. A third category of revenue is simply called Other Electronic Commerce, and includes our Health and Fitness business and other ancillary revenue sources such as implementation services. The following table compares revenue for the three categories, and provides a series of underlying growth statistics supporting the revenue.

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                     2001                2002
                                                                                ---------------    -----------------
                                                                                          (In thousands)
FULL SERVICE RELATIONSHIPS
   Revenue................................................................           $  64,968           $   71,596
   Active subscribers.....................................................               2,620                3,224
   Transactions processed.................................................              56,055               67,164

TRANSACTION SERVICE RELATIONSHIPS
   Revenue................................................................           $   9,878           $   14,667
   Transactions processed.................................................              13,385               29,519

OTHER ELECTRONIC COMMERCE
   Revenue................................................................           $   9,981           $    9,737
   Non-cash credit to revenue related to warrants.........................                  --                  644

         Growth in Full Service active subscribers and Full Service transactions processed are the result of broad growth throughout the category. During the quarter ended September 30, 2002, one of our larger customers, Wells Fargo, converted from a Full Service relationship to a Transaction Service relationship when they implemented their own payment warehouse. At the beginning of the quarter, approximately 300,000 active subscribers and their related transactions switched categories. Although Transaction Services transactions generate less revenue per transaction, because we provide less service, the cost per transaction is less as well. While the shift of a customer to Transaction Service from Full Service will reduce revenue, we do not expect such a shift to have a significant impact on operating margin over time. We had also anticipated that Chase Manhattan, another large customer already included in the Transaction Services category, would begin moving transactions to a competitor in order to meet contractually guaranteed minimum transaction levels with that competitor. This shift did not take place as quickly as expected and, as a result, they will need to move greater volumes from our system to the competitor in the next several quarters in order to meet their contractual commitment. While the delay in movement provided unexpected processing revenue in the September 30, 2002 quarter, it will have a dampening effect on growth in the quarter ended December 31, 2002 as we expect 3.0 million transactions to be removed from the transactions services category. A third customer, Wachovia, has independently disclosed their intention of moving toward a Transactions Services model, sometime in late spring of 2003. However, they also disclosed that merger integration efforts were a priority and could impact the timing of other initiatives. As a result, we believe that such a change, should it occur, would not have a material impact on our expected revenue or operating income in fiscal 2003. Growth in Transaction Services revenue and transactions processed are the combined result of broad underlying growth CSPs in this category, the shift of Wells Fargo from a full service relationship into a Transaction Services relationship and growth in electronic bills delivered, which are accounted for in this category as well. We receive approximately $0.25 for each electronic bill distributed. The Other Electronic Commerce revenue includes our Health and Fitness product, which grew modestly, and other non-transaction related services such as implementation and consulting, which declined on a quarter over quarter basis.

         To date, we have 209 primary billers in production with our E-bill electronic billing product offering that are delivering over 1.7 million bills per month as of September 30, 2002. We are also distributing an additional 28 bills through bill aggregation, or "scraping," and have implemented another 30 non-primary billers, for a total consumer choice of among 267 electronic bills as of September 30, 2002. We believe that the average consumer using our Web Pay for Consumers product has the potential to receive from six to nine electronic bills in major strategic marketing areas throughout the United States.

         Underlying operating income in our Electronic Commerce business, excluding a non-cash credit to revenue related to warrants and purchase accounting amortization, has improved significantly from $2.9 million for the three months ended September 30, 2001, to $26.5 million for the three months ended September 30, 2002. We continue to drive improved efficiency and quality within our Genesis processing platform. Our ratio of electronic payments to total payments has improved from 66% as of September 30, 2001, to 73% as of September 30, 2002. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not explained by a change in electronic rate. Throughout fiscal 2002, we supported two additional payment-processing platforms over and above our Genesis platform. We paid Bank of America to run the old Bank of America platform, through March 2002, as we migrated consumers onto Genesis and cleared outstanding customer care claims. By March 2002, we eliminated this redundant payment platform and were able to close our San Francisco customer care facility by April 2002 and our Houston customer care facility by June 2002. In addition, we have been carrying a legacy Austin payment processing platform. All but a few CSPs have migrated to Genesis and as a result we closed our Austin facility as well. Finally, in March 2002, we announced a corporate wide reorganization that resulted in a reduction in workforce, over and above the associates impacted by office closings and platform consolidation. In total, we have eliminated between $7.0 million and $8.0 million of quarterly costs starting in the quarter ended June 30, 2002. Our focus in the Electronic Commerce business into fiscal 2003 continues to be geared toward improved profitability through programs designed to:

         - drive increased consumer adoption and activation among our partners;
         -        improve product design and usability;
         -        improve overall customer satisfaction; and
         -        reduce variable costs per transaction.

         While there continues to be no guarantee as to the timing or extent of accelerating adoption of electronic billing and payment services, we believe that with our continued efforts on improved product and service quality, customer satisfaction and cost efficiency, we are better positioned to maintain our market leadership position throughout an accelerated growth cycle, should it occur.

         Investment Services. Revenue in our Investment Services business increased by $1.1 million, or 6%, from $19.4 million for the three months ended September 30, 2001, to $20.5 million for the three months ended September 30, 2002. Revenue growth is primarily due to a shift from lower priced accounts with limited functionality to higher priced accounts with full functionality. The total amount of accounts managed has remained relatively flat year over year at
1.2 million. Current revenue growth has not matched historical performance because the decrease in stock market value has had a direct impact on the ability to grow Investment Services' revenue stream. Marketing new technology solutions within the investment industry has become more challenging. Additionally, the economics of current clients has changed such that the division has focused on securing new multi-year contracts at lower prices. As a result, we anticipate experiencing similar modest revenue growth in the second quarter and may continue to experience similar revenue growth in subsequent quarters until stock market performance and the economy begin to improve.

         Operating income in our Investment Services business, net of purchase accounting amortization, decreased from $5.4 million for the three months ended September 30, 2001 to $4.8 million for the three months ended September 30, 2002, due to increases in investment spending on new product offerings and quality improvement initiatives.

         Throughout fiscal 2003, the key initiatives in the Investment Services division include:

         - new product offerings (e.g., Multiple Strategy Portfolios) with a shortened time to market;
         - additional web-based products with increased functionality and ease of use;
         - continued development of a relational database allowing our clients easier access to their data; and
         -        initiation of a Sigma program to improve quality.

         Software. Revenue in our Software business increased by $0.6 million, or 5%, from $12.5 million for the three months ended September 30, 2001, to $13.1 million for the three months ended September 30, 2002. The downturn in the economy throughout fiscal 2002 and continuing into 2003 has caused many businesses to curtail discretionary expenditures, which has resulted in an overall dampening of demand for software solutions. While our newer i-Solutions electronic statement and billing software has been impacted most, we have lower short term demand for our reconciliation and ACH processing products as well. We continue to believe that software sales in general will continue to be challenging until economic conditions improve.

         Operating results in our Software business have improved from an operating loss of $1.3 million for the three months ended September 30, 2001 to operating income of $1.1 million for the three months ended September

30, 2002. Improvements in operating results are primarily the result of continued efforts to manage discretionary expenses in light of the current economy. On March 19, 2002, we announced a company-wide reorganization that resulted in a net reduction in force of approximately 460 employees. As part of these actions, we announced the closing of our Ann Arbor, Michigan office. The recurring savings that resulted from these actions carry into fiscal 2003.

         Corporate. Our Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. Our Corporate segment incurred operating expenses of $9.4 million, or 8% of total revenue, for the three months ended September 30, 2001, and of $8.0 million, or 6% of total revenue, for the three months ended September 30, 2002. We continue to manage our corporate expenses through attrition and discretionary cost reduction, resulting in expected leverage in overhead costs.

         Purchase Accounting Amortization. The purchase accounting line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $109.6 million for the three months ended September 30, 2001, to $46.2 million for the three months ended September 30, 2002. In July 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was no longer subject to amortization over it estimated useful life. Instead, goodwill will be subject to at least an annual assessment for possible impairment. All other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, will continue to be amortized over their respective useful lives. For comparative purposes, the following table breaks out the intangible asset amortization by segment:

                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                  2001                  2002
                                                                            ------------------    ------------------
                                                                                        (In thousands)

Electronic Commerce..................................................             $    96,716           $    43,757
Investment Services..................................................                   1,342                   745
Software.............................................................                  11,512                 1,655
                                                                            ------------------    ------------------
    Total............................................................             $   109,570           $    46,157
                                                                            ==================    ==================

         Impact of Warrants. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of those warrants. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer."

LIQUIDITY AND CAPITAL RESOURCES

         The following chart summarizes our Consolidated Statement of Cash Flows for the three months ended September 30, 2002 (in thousands):

                                                                                                   THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                          2002
                                                                                                   -------------------
Net cash provided by (used in):
   Operating activities.......................................................                           $    24,047
   Investing activities.......................................................                               (18,332)
   Financing activities.......................................................                                (5,143)
                                                                                                   -------------------
Net increase (decrease) in cash and cash equivalents..........................                           $       572
                                                                                                   ===================

         As of September 30, 2002, we have $185.9 million of cash, cash equivalents and short-term investments on hand and an additional $101.7 million in long-term investments. Our balance sheet reflects a current ratio of 3.0 and related working capital of $193.5 million. We believe that existing cash, cash equivalents and investments will be sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         For the three months ended September 30, 2002, we generated $24.0 million of cash from operating activities. During our September quarter, we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high sales from the previous quarter. As a result of efforts to improve our operating efficiency, we have been able to generate an increasing amount of cash from operating activities over the past several quarters. While timing of cash payments and collections can cause fluctuations from quarter to quarter, we expect to generate positive cash from operations for the full year ended June 30, 2003.

         From an investing perspective, we used $18.3 million of cash for the three months ended September 30, 2002. This is comprised of $9.7 million of cash used for the purchase of property and software, $0.5 million of capitalized software development costs and $8.1 million of cash used in the net purchases and maturities of held to maturity and available for sale securities.

         From a financing perspective, for the three months ended September 30, 2002, we used $5.1 million of cash flow. We received $1.0 million from payroll deductions set aside for our employee stock purchase plan and we used $6.1 million of cash for principal payments under capital lease obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on our results of operations or financial position for the three months ended September 30, 2002.

         On July 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on our results of operations or financial position for the three months ended September 30, 2002.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in Accounting Principles Board ("APB") Opinion 30, "Reporting the Results of Operations--Discontinued Events and Extraordinary Items" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for our 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2002, we announced that our board of directors had authorized a repurchase program under which we may purchase shares of our common stock and convertible notes. Should we purchase any of our convertible notes and realize a gain or loss on the transaction, SFAS 145 will require us to evaluate the transaction against the criteria in APB 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income from operations.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our June 30, 2002 annual report, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies. As of July 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Goodwill has always been considered an intangible asset and therefore our critical accounting policy related to intangible assets has included goodwill. However, as a result of SFAS 142, there are now unique accounting guidelines related specifically to goodwill. Goodwill is no longer subject to amortization over its estimated useful life. Rather it is now subject to at least an annual assessment for impairment by applying a fair-value-based test. Due to the complex judgments required by management in such an impairment evaluation, we are adding Accounting for Goodwill as a separate and distinct critical accounting policy effective July 1, 2002.

         Discussion with the Audit Committee of the Board of Directors. In determining whether to identify Accounting for Goodwill as critical in nature, our senior financial management team discussed the new accounting policy in detail with our Audit Committee. After discussing the level of management judgment required to comply with the new policy, we agreed with the Audit Committee that Accounting for Goodwill is deemed to be critical in nature and it should be disclosed as such.

         Accounting for Goodwill. Upon adoption of SFAS 142, we were required to perform a transitional impairment test related to our goodwill balances. We performed the test as of July 1, 2002. The impairment test required us to (1) identify our various reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If we determine the carrying value of a reporting unit exceeds its fair value, additional testing is required to see if the goodwill carried on the balance sheet was impaired. The amount of any goodwill impairment was determined through an analysis similar to that of a purchase price allocation, where the fair value of each of the tangible and intangible assets (excluding goodwill) and liabilities were compared to the fair value of the reporting unit. The fair value of goodwill was estimated using the residual method and compared to the carrying value of goodwill. The amount of the goodwill impairment is equal to the carrying amount less the fair value of goodwill. We determined two of our reporting units to correlate directly with our Electronic Commerce and our Investment Services business segments. Although our i-Solutions Software division has the same operating characteristics of our other Software divisions, because it is a fairly new product and therefore not mature as our other Software units, we split our software segment into two reporting units, i-Solutions Software and CFACS/ACH Software.

         We applied significant judgment in determining the fair value of each of our reporting units as such an analysis includes projections of expected future cash flow related specifically to the reporting unit. Our projections include, but are not limited to, expectations of product sales and related revenues, cost of sales, and other operating expenses supporting the reporting unit five years into the future. Additionally, we estimated terminal values for the reporting units, which represent the present value of future cash flow beyond the five-year period. Finally, we assumed a discount rate that we believed fairly represented the risk-free rate and a risk premium appropriate for the reporting unit. Upon completion of this analysis, only one reporting unit, i-Solutions Software, resulted in the carrying value exceeding its fair value. This indicated the possibility of goodwill impairment within the i-Solutions Software reporting unit. For our Electronic Commerce, Investment Services, and ACH/CFACS Software reporting units, we have determined that a 10% fluctuation in our underlying value drivers, either positive or negative, would not have indicated a possible impairment in goodwill within the respective reporting unit that would have resulted in additional transition testing.

         As a result of the possible impairment of the i-Solutions reporting unit goodwill, we took the next step in the transitional impairment test. We applied significant judgment in determining the fair value of each identified intangible asset as such an analysis includes projections of expected future cash flows related specifically to the intangible asset. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market, and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit's projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. Upon completion of the analysis, we determined that the goodwill associated with the i-Solutions Software reporting unit was impaired by $2.9 million and we recorded this charge as a cumulative effect of an accounting change in the three-month period ended September 30, 2002. We performed a sensitivity analysis and determined that a 10% decrease in the underlying estimates driving the fair value of intangible assets would have increased the impairment charge to approximately $4.2 million. An increase of 10% in the underlying estimates driving the fair value of intangible assets would have decreased the impairment charge to approximately $2.1 million.

INFLATION

         We believe the effects of inflation have not had a significant impact on our results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding management's intent, belief and expectations, such as statements concerning our future profitability, and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption Business - Business Risks in the Annual Report on Form 10-K for the year ended June 30, 2002, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report are based on information presently available to our management. We assume no obligation to update any forward-looking statements contained herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         With the acquisition of BlueGill in April 2000, we obtained operations in Canada and we maintain an office in the United Kingdom. As a result, we now have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the start up nature of each of these operations, however, we currently utilize the U.S. dollar as the functional currency for all international operations. As operations in Canada and the United Kingdom begin to generate sufficient cash flow to provide for their own cash flow requirements, we will convert to local currency as the functional currency in each related operating unit as appropriate. Because we utilize the U.S. dollar as the functional currency and due to the immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

         While our international sales represented less than two percent of our revenue for the three months ended September 30, 2002, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         Since the date of our evaluation to the filing date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                   EXHIBIT                             EXHIBIT
                   NUMBER                            DESCRIPTION
                   ------                            -----------

                    99(a)      *       Certification of CEO under Section 906
                                       of the Sarbanes-Oxley Act of 2002.

                    99(b)      *       Certification of CFO under Section 906
                                       of the Sarbanes-Oxley Act of 2002.
----------------

     *   Filed with this report.

         (b)      REPORTS ON FORM 8-K.

                  We filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002:

                  (i) A current report on Form 8-K, dated August 13, 2002, was filed with the Securities and Exchange Commission on August 14, 2002 (Item 5).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHECKFREE CORPORATION



Date:  November 14, 2002      By:     /s/ David E. Mangum
                                      -----------------------------------------
                                      David E. Mangum, Executive Vice President
                                      and Chief Financial Officer* (Principal
                                      Financial Officer)




Date:  November 14, 2002      By:     /s/ Joseph P. McDonnell
                                      -----------------------------------------
                                      Joseph P. McDonnell, Vice President,
                                      Controller, and Chief Accounting Officer
                                      (Principal Accounting Officer)


* In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

                                  CERTIFICATION

I, Peter J. Kight, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CheckFree Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                        /s/ Peter J. Kight
                                   --------------------------------------------
                                   Peter J. Kight
                                   Chairman and Chief Executive Officer

                                  CERTIFICATION

I, David E. Mangum, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CheckFree Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                 /s/ David E. Mangum
                            ---------------------------------------------------
                            David E. Mangum
                            Executive Vice President and Chief Financial Officer