Form 10-Q
period 2002-12-31
CHECKFREE CORP \GA\
filed 2003-02-12
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934
For the quarterly period ended December 31, 2002
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934
For the transition period from ______________________ to _______________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 88,883,332 shares of Common Stock, $.01 par value, were outstanding at February 7, 2003.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements.

                   Unaudited Condensed Consolidated Balance Sheets                                3
                      June 30, 2002 and December 31, 2002

                   Unaudited Condensed Consolidated Statements of Operations                      4
                      For the Three and Six Months Ended
                      December 31, 2001 and 2002

                   Unaudited Condensed Consolidated Statements of Cash Flows                      5
                      For the Six Months Ended
                      December 31, 2001 and 2002

                   Notes to Interim Condensed Consolidated Unaudited                              6
                      Financial Statements For the Three and Six Months Ended
                      December 31, 2001 and 2002

      Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                       15

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       30

      Item 4.  Controls and Procedures.                                                          30

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.                                                               N/A

      Item 2.  Changes in Securities and Use of Proceeds.                                       N/A

      Item 3.  Defaults Upon Senior Securities.                                                 N/A

      Item 4.  Submission of Matters to a Vote of Security Holders.                              31

      Item 5.  Other Information.                                                               N/A

      Item 6.  Exhibits and Reports on Form 8-K.                                                 31

      Signatures.                                                                                32

      Certifications of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.         33

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2002              2002
                                                                                 -------------      -------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
    Cash and cash equivalents................................................      $   115,009      $   148,772
    Investments..............................................................           90,958           62,030
    Restricted investments...................................................               --            3,000
    Accounts receivable, net.................................................           88,030           80,693
    Prepaid expenses and other assets........................................            8,355           10,208
    Deferred income taxes....................................................           11,816            8,203
                                                                                   -----------      -----------
        Total current assets.................................................          314,168          312,906
Property and equipment, net..................................................           95,625          105,611
Other assets:
    Capitalized software, net................................................           71,845           46,680
    Goodwill, net............................................................          530,758          529,214
    Strategic agreements, net................................................          519,275          457,304
    Other intangible assets, net.............................................           24,609           15,362
    Investments..............................................................           69,788          113,921
    Restricted investments...................................................            3,000               --
    Other noncurrent assets..................................................            8,409            7,670
                                                                                   -----------      -----------
        Total other assets...................................................        1,227,684        1,170,151
                                                                                   -----------      -----------
            Total............................................................      $ 1,637,477      $ 1,588,668
                                                                                   ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................................      $    10,049      $     7,929
    Accrued liabilities......................................................           54,914           47,769
    Current portion of long-term obligations.................................            5,054            7,747
    Deferred revenue.........................................................           42,410           41,409
                                                                                   -----------      -----------
        Total current liabilities............................................          112,427          104,854
Accrued rent and other.......................................................            3,019            3,530
Deferred income taxes........................................................           39,993           15,591
Long-term obligations - less current portion.................................            3,877            7,546
Convertible subordinated notes...............................................          172,500          172,500
Stockholders' equity:
    Preferred stock- 50,000,000 authorized shares, $.01 par value;
        no amounts issued or outstanding.....................................               --               --
    Common stock- 500,000,000 authorized shares, $.01 par value;
        issued 93,629,718 and 94,281,109 shares, respectively;
        outstanding 88,085,894 and 88,737,285 shares, respectively...........              881              887
    Additional paid-in capital...............................................        2,435,310        2,441,330
    Accumulated deficit......................................................       (1,130,405)      (1,157,788)
    Unearned compensation....................................................             (125)             (95)
    Accumulated other comprehensive income...................................               --              313
                                                                                   -----------      -----------
        Total stockholders' equity...........................................        1,305,661        1,284,647
                                                                                   -----------      -----------
            Total............................................................      $ 1,637,477      $ 1,588,668
                                                                                   ===========      ===========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 DECEMBER 31,                        DECEMBER 31,
                                                      --------------------------------     -------------------------------
                                                           2001              2002               2001              2002
                                                      --------------    --------------     --------------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Processing and servicing........................      $  103,530       $  116,008        $  204,453         $  230,499
   License fees....................................           7,744            6,735            11,805             10,944
   Maintenance fees................................           6,070            6,317            12,209             12,503
   Other...........................................           3,994            6,445             9,546             11,794
                                                         ----------       ----------        ----------         ----------
      Total revenues...............................         121,338          135,505           238,013            265,740
                                                         ----------       ----------        ----------         ----------

Expenses:
   Cost of processing, servicing and support.......          67,693           60,124           135,855            118,891
   Research and development........................          15,366           13,274            30,090             25,509
   Sales and marketing.............................          15,271           13,745            30,276             26,951
   General and administrative......................          11,358            8,701            22,984             19,001
   Depreciation and amortization...................         114,829           57,098           234,032            113,976
   Impairment of intangible assets.................         155,072               --           155,072                 --
                                                         ----------       ----------        ----------         ----------
       Total expenses..............................         379,589          152,942           608,309            304,328
                                                         ----------       ----------        ----------         ----------
Loss from operations...............................        (258,251)         (17,437)         (370,296)           (38,588)
Interest, net......................................          (1,186)          (1,250)           (1,715)            (2,466)
Loss on investments................................              --           (1,931)               --             (1,931)
                                                         ----------       ----------        ----------         ----------
Loss before income taxes and cumulative effect of
     accounting change.............................        (259,437)         (20,618)         (372,011)           (42,985)
Income tax benefit.................................         (44,304)          (9,411)          (67,931)           (18,496)
                                                         ----------       ----------        ----------         ----------
Loss before cumulative effect of accounting
     change........................................        (215,133)         (11,207)         (304,080)           (24,489)
Cumulative effect of accounting change.............              --               --                --             (2,894)
                                                         ----------       ----------        ----------         ----------
Net loss...........................................      $ (215,133)      $  (11,207)       $ (304,080)        $  (27,383)
                                                         ==========       ==========        ==========         ==========

Basic and diluted loss per share:
   Basic and diluted net loss per common share
     before cumulative effect of accounting
     change........................................      $    (2.47)      $    (0.13)       $    (3.49)        $    (0.28)
   Cumulative effect of accounting change..........              --               --                --              (0.03)
                                                         ----------       ----------        ----------         ----------
   Net loss per common share.......................      $    (2.47)      $    (0.13)       $    (3.49)        $    (0.31)
                                                         ==========       ==========        ==========         ==========
   Equivalent number of shares.....................          87,217           88,694            87,153             88,536
                                                         ==========       ==========        ==========         ==========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                        ---------------------------------
                                                                            2001                2002
                                                                        ------------       --------------
                                                                                  (IN THOUSANDS)
Operating activities:
   Net loss........................................................     $  (304,080)       $   (27,383)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
   Depreciation and amortization...................................         234,032            113,976
   Deferred income tax provision...................................         (67,931)           (18,496)
   Impairment of intangible assets.................................         155,072                 --
   Cumulative effect of accounting change..........................              --              2,894
   Impact of warrants..............................................              --               (644)
   Loss on investments.............................................              --              1,931
   Net loss on disposition of property and equipment...............              --                333
   Change in certain assets and liabilities:
      Accounts receivable..........................................           4,354              7,337
      Prepaid expenses and other...................................             776             (1,114)
      Accounts payable.............................................          (8,962)            (2,120)
      Accrued liabilities and other ...............................          (5,922)            (4,662)
      Deferred revenue.............................................            (893)            (1,001)
                                                                        -----------        -----------
          Net cash provided by operating activities................           6,446             71,051
Investing activities:
   Purchase of property and software...............................         (13,237)           (16,377)
   Proceeds from sale of property and software.....................              --                555
   Capitalization of software development costs....................          (2,587)            (1,381)
   Purchase of investments - held to maturity......................         (47,236)           (38,031)
   Proceeds from maturities of investments - held to maturity......          43,031             73,902
   Purchase of investments - available for sale....................              --            (56,099)
   Proceeds from maturities of investments - available for sale....              --              3,405
                                                                        -----------        -----------
          Net cash used in investing activities....................         (20,029)           (34,026)
Financing activities:
   Principal payments under capital lease and other long-term
    obligations....................................................          (2,408)            (6,405)
   Proceeds from stock options exercised...........................             291              1,573
   Proceeds from employee stock purchase plan......................           2,370              1,570
                                                                        -----------        -----------
          Net cash provided by (used in) financing activities......             253             (3,262)
                                                                        -----------        -----------
Net increase (decrease) in cash and cash equivalents...............         (13,330)            33,763
Cash and cash equivalents:
   Beginning of period.............................................         124,122            115,009
                                                                        -----------        -----------
   End of period...................................................     $   110,792        $   148,772
                                                                        ===========        ===========

   See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
     NOTES TO INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2002

         1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

                  UNAUDITED INTERIM FINANCIAL INFORMATION

                  The accompanying condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the six months ended December 31, 2001 and 2002, are not necessarily indicative of the results for the full year.

                  These financial statements should be read in conjunction with the financial statements, accounting policies and notes to financial statements thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair representation of financial results for the interim periods presented.

                  RECLASSIFICATIONS

                  Certain reclassifications have been made to the prior year's financial information to conform to the December 31, 2002, presentation.

                  INVESTMENTS

                  During the quarter ended September 30, 2002, the Company began classifying certain investment purchases as available-for-sale. Available-for-sale securities are carried at fair value and changes in fair value are recorded as unrealized gains or losses in accumulated other comprehensive income, a component of stockholders' equity. As of December 31, 2002, investments available-for-sale were $52,694,000 and $53,007,000 at amortized cost and fair value, respectively. Investments available-for-sale represent 29.6% of the Company's total investment portfolio.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on the Company's results of operations or financial position for the six months ended December 31, 2002.

                  On July 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on the Company's results of operations or financial position for the six months ended December 31, 2002.

                  In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for the Company's 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2002, the Company announced that its board of directors had authorized a repurchase program under which the Company may purchase up to $40 million of shares of its common stock and convertible notes. Should the Company purchase any of its convertible notes and realize a gain or loss on the transaction, SFAS 145 will require the Company to evaluate the transaction against the criteria in APB Opinion 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income before income taxes.

                  In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

                  In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." The Company is in the process of evaluating the effects of EITF 00-21.

                  In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

                  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. These disclosure requirements are effective for the Company's third quarter of fiscal 2003.

         2.       STRATEGIC AGREEMENT

                  As a result of the strategic agreement signed with Bank of America in October 2000, Bank of America owns approximately 11% of the Company as of December 31, 2002, and is considered a related party. The following amounts related to Bank of America are included in the Company's consolidated financial statements for the periods indicated (in thousands):

                                                                            JUNE 30,          DECEMBER 31,
                                                                             2002                2002
                                                                        ---------------      --------------
Current assets:
        Accounts receivable, net.................................       $        22,632      $       23,370
                                                                        ---------------      --------------
               Total current assets..............................       $        22,632      $       23,370
                                                                        ===============      ==============
Current liabilities:
        Accrued liabilities......................................       $           808      $        3,053
        Deferred revenues........................................                   824               1,792
                                                                        ---------------      --------------
               Total current liabilities.........................       $         1,632      $        4,845
                                                                        ===============      ==============

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                       --------------------------    --------------------------
                                                          2001           2002           2001            2002
                                                       -----------    -----------    -----------     ----------
Revenues from Bank of America:
     Processing and servicing....................      $    13,910    $    20,727    $    26,570     $   39,021
     License.....................................                -            192              -            192
     Maintenance fees............................              153             89            237            172
     Other.......................................               15          1,650             30          1,650
                                                       -----------    -----------    -----------     ----------
               Total revenues....................      $    14,078    $    22,658    $    26,837     $   41,035
                                                       ===========    ===========    ===========     ==========

Expenses paid to Bank of America:
     Cost of processing, servicing and support...      $     3,295    $         -    $    11,919     $        4
                                                       -----------    -----------    -----------     ----------
               Total expenses....................      $     3,295    $         -    $    11,919     $        4
                                                       ===========    ===========    ===========     ==========

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

                  The amount of goodwill impairment was then determined through an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the i-Solutions reporting unit was compared to the fair value of the reporting unit, with the residual amount being the fair value assigned to goodwill. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of the future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit's projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. The resulting impairment charge of $2,894,000 was recorded in the three months ended September 30, 2002, and is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2002.

                  The following table adjusts net loss and net loss per share for the impact of the implementation of SFAS 142 as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   DECEMBER 31,                       DECEMBER 31,
                                                          ------------------------------     ------------------------------
                                                              2001             2002              2001             2002
                                                          -------------    -------------     -------------    -------------
Loss before cumulative effect of accounting change.....   $    (215,133)   $     (11,207)    $    (304,080)   $     (24,489)
Cumulative effect of accounting change.................               -                -                 -           (2,894)
                                                          -------------    -------------     -------------    -------------
Net loss...............................................        (215,133)         (11,207)         (304,080)         (27,383)
Add back:  goodwill amortization, net of tax...........          49,809                -            99,618                -
                                                          -------------    -------------     -------------    -------------
Adjusted net loss......................................   $    (165,324)   $     (11,207)    $    (204,462)   $     (27,383)
                                                          =============    =============     =============    =============

Basic and diluted net loss per share:
     Basic and diluted net loss per common share before
         cumulative effect of accounting change........   $       (2.47)   $       (0.13)    $       (3.49)   $       (0.28)
     Cumulative effect of accounting change............               -                -                 -            (0.03)
                                                          -------------    -------------     -------------    -------------
     Net loss per common share.........................           (2.47)           (0.13)            (3.49)           (0.31)
     Goodwill amortization, net of tax.................            0.57                -              1.14                -
                                                          -------------    -------------     -------------    -------------
     Adjusted basic and diluted net loss per share.....   $       (1.90)   $       (0.13)    $       (2.35)   $       (0.31)
                                                          =============    =============     =============    =============

                  The components of the Company's various amortized intangible assets are as follows (in thousands):

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  2002                2002
                                                                             --------------      ---------------
Capitalized software:
       Product technology from acquisitions and strategic agreement......    $      166,578      $       166,578
       Internal development costs........................................            24,946               26,263
                                                                             --------------      ---------------
                Total....................................................           191,524              192,841
                Less:  accumulated amortization..........................           119,679              146,161
                                                                             --------------      ---------------
                Capitalized software, net................................    $       71,845      $        46,680
                                                                             ==============      ===============

Strategic agreements:
       Strategic agreements..............................................    $      744,424      $       744,424
       Less:  accumulated amortization...................................           225,149              287,120
                                                                             --------------      ---------------
                Strategic agreements, net................................    $      519,275      $       457,304
                                                                             ==============      ===============

Other intangible assets:
       Workforce(1)......................................................    $       11,944      $            --
       Tradenames........................................................            47,968               47,968
       Customer base.....................................................            45,358               45,358
       Covenants not to compete..........................................             1,200                1,200
                                                                             --------------      ---------------
                Total....................................................           106,470               94,526
       Less:  accumulated amortization...................................            81,861               79,164
                                                                             --------------      ---------------
                Other intangible assets, net.............................    $       24,609      $        15,362
                                                                             ==============      ===============

         (1) As of July 1, 2002, in accordance with SFAS 142, the Company reclassified its workforce intangibles, net of accumulated amortization, into goodwill.


                  Amortization of intangible assets totaled $47,881,000 and $95,744,000 for the three months and six months ended December 31, 2002, respectively. Amortization expense for the year ended June 30, 2003, and the next four fiscal years is estimated to be as follows (in thousands):

                  Fiscal Year Ending June 30,
                  2003.....................................        $  183,824
                  2004.....................................           138,683
                  2005.....................................           128,037
                  2006.....................................            42,941
                  2007.....................................            25,716

                  As of December 31, 2002, the Company's only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment for the six months ended December 31, 2002, were as follows (in thousands):

                                                    ELECTRONIC                        INVESTMENT
                                                     COMMERCE         SOFTWARE         SERVICES         TOTAL
                                                   ------------      -----------      -----------     ----------
Balance as of June 30, 2002....................    $    503,255      $    16,116      $    11,387     $  530,758
Reclassification of workforce, net of tax......             483              867               --          1,350
Impairment loss from adoption of SFAS 142......              --           (2,894)              --         (2,894)
                                                   ------------      -----------      -----------     ----------
Balance as of December 31, 2002................    $    503,738      $    14,089      $    11,387     $  529,214
                                                   ============      ===========      ===========     ==========

         4.       INVESTMENTS

                  The Company has certain investments which are accounted for under the cost method. These investments are periodically evaluated to determine if any decline in value is other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. During the quarter ended December 31, 2002, the Company determined that the decline in value of its investment in Billserv, Inc. was other than temporary. In making that determination, the Company considered the fact that the market value of this investment had been below the Company's basis for a period of time exceeding six months, as well as other financial and operating trends of Billserv, Inc. The resulting loss of $1,931,000 is reflected in loss on investments in the accompanying Condensed Consolidated Statement of Operations.

         5.       COMMON STOCK

                  In the six months ended December 31, 2002, the Company issued stock for various employee benefit programs. The Company issued 402,102 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2002, and 128,390 shares of common stock in conjunction with its associate stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

                  In November 2002, the Company's stockholders approved the 2002 Stock Incentive Plan (the "2002 Plan"). Under the provisions of the 2002 Plan, the Company may grant incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock to certain key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of the Company's Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. The 2002 Plan will replace the Company's 1995 Stock Option Plan (the "1995 Plan"), going forward, except that the 1995 Plan will continue to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. Additionally, the Company's stockholders approved an increase in the number of shares reserved and available for sale under the 1997 Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares.

         6.       STOCK-RELATED TRANSACTIONS WITH THIRD PARTIES

                  In October 1999, the Company entered into an agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock, has been issued warrants on one million shares, and has the ability to earn warrants on up to two million additional shares. All warrants contain a strike price of $39.25 and were exercisable on September 15, 2002, contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002. During the quarter ended September 30, 2002, the Company recorded a non-cash increase in revenue of $644,000, reflecting the portion of the warrants earned during the quarter and the final fair value of the one million warrants that vested on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation. Under the provisions of EITF 01-9, "Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," the non-cash charge of $2,748,000 was recorded as a reduction of revenue, and the non-cash increase of $644,000 was recorded as an increase to revenue.

         7.       EARNINGS PER SHARE

                  The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                        FOR THE THREE MONTHS ENDED
                       -------------------------------------------------------------------------------------------
                                      DECEMBER 31, 2001                               DECEMBER 31, 2002
                       -----------------------------------------------    ----------------------------------------
                                                             PER-                                           PER-
                           LOSS             SHARES          SHARE           LOSS             SHARES        SHARE
                       (NUMERATOR)       (DENOMINATOR)     AMOUNT        (NUMERATOR)      (DENOMINATOR)    AMOUNT
                       -----------       ------------     --------       ----------       ------------     -------
Basic EPS..........    $  (215,133)         87,217        $  (2.47)      $  (11,207)         88,694        $ (0.13)
                                                          ========                                         =======
Effect of dilutive
securities:
  Options and
warrants...........             --              --                               --              --
                       -----------       ---------                       ----------       ---------
Diluted EPS........    $  (215,133)         87,217        $  (2.47)      $  (11,207)         88,694        $ (0.13)
                       ===========       =========        ========       ==========       =========        =======

                                                          FOR THE SIX MONTHS ENDED
                       -------------------------------------------------------------------------------------------
                                 DECEMBER 31, 2001                                  DECEMBER 31, 2002
                       ----------------------------------------------     ----------------------------------------
                                                           PER-                                             PER-
                          LOSS              SHARES         SHARE            LOSS             SHARES        SHARE
                       (NUMERATOR)       (DENOMINATOR)    AMOUNT         (NUMERATOR)      (DENOMINATOR)    AMOUNT
                       -----------       ------------     --------       ----------       ------------     -------
Basic EPS..........    $  (304,080)         87,153        $  (3.49)      $  (27,383)          88,536       $ (0.31)
                                                          ========                                         =======
Effect of dilutive
securities:
  Options and
warrants...........             --              --                             --                 --
                       -----------       ---------                       ----------       ----------
Diluted EPS........    $  (304,080)         87,153        $  (3.49)      $  (27,383)          88,536       $ (0.31)
                       ===========       =========        ========       ==========       ==========       =======

                  Anti-dilution provisions of SFAS 128, "Earnings Per Share," require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income for the periods presented, an additional 2,954,000, 2,834,000, 1,848,000 and 1,142,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the three and six months ended December 31, 2001 and 2002, respectively. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 889,000, 1,218,000, 195,000 and 306,000 for the three and six months ended December 31, 2001 and 2002, respectively.

                  The weighted average diluted common shares outstanding for the three and six months ended December 31, 2001 and 2002, also exclude the effect of approximately 6,851,000, 6,803,000, 8,643,000 and 8,968,000 of
out-of-the-money options and warrants, respectively, and the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, the after-tax effect of interest expense on the convertible subordinated notes of approximately $1,818,000 for the three months ended December 31, 2001 and 2002, and $3,637,000 for the six months ended December 31, 2001 and 2002, has not been added back to the numerator, as its effect would be anti-dilutive.

         8.       REORGANIZATION CHARGES

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

                  As a result of these actions, during the year ended June 30, 2002, the Company recorded reorganization charges and established a reorganization reserve for certain charges related to the reorganization plan. A summary related to the reorganization reserve for the six months ended December 31, 2002, is as follows (in thousands):

                                                   REORGANIZATION                      REORGANIZATION
                                                     RESERVE AT         CASH             RESERVE AT
                                                   JUNE 30, 2002      PAYMENTS       DECEMBER 31, 2002
                                                   --------------     ---------      -----------------
Severance and other employee costs......           $        4,701     $  (4,247)     $             454
Office closure and business exit costs..                    3,028        (1,785)                 1,243
Other exit costs........................                       71           (31)                    40
                                                   --------------     ---------      -----------------
     Total..............................           $        7,800     $  (6,063)     $           1,737
                                                   ==============     =========      =================

                  In conjunction with the reorganization activities described above, the Company revised the estimated useful lives of Existing Product Technology and Customer Base intangible assets related to the product lines that are to be discontinued from its Mobius Group acquisition. This resulted in additional amortization expense of $397,000 and $793,000 for the three and six months ended December 31, 2002, respectively, which represents an after-tax impact of $238,000 and $476,000 for the same periods. There was no impact to earnings per share for the three months ended December 31, 2002, and the impact to earnings per share was $(0.01) for the six months ended December 31, 2002.

         9.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                  (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                -----------------------
                                                                                   2001           2002
                                                                                ---------      --------
Interest paid ................................................................  $   6,159      $  6,022
                                                                                =========      ========
Income taxes paid.............................................................  $      47      $  1,323
                                                                                =========      ========
Supplemental disclosure of non-cash investing and financing activities:

     Capital lease additions and purchase of other long-term assets ..........  $      --      $ 13,017
                                                                                =========      ========
     Stock funding of 401(k) match............................................  $   3,585      $  3,229
                                                                                =========      ========
     Stock funding of Associate Stock Purchase Plan...........................  $   2,357      $  1,707
                                                                                =========      ========

         10.      COMPREHENSIVE LOSS

                  The Company began investing in available-for-sale securities during the quarter ended September 30, 2002. Available-for-sale securities are recorded at fair value and changes in fair value are recorded as unrealized gains or losses and accumulated in other comprehensive income. As a result, the Company is required to report the components of comprehensive loss which are as follows (in thousands):

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              DECEMBER 31,                   DECEMBER 31,
                                                      ---------------------------      ------------------------
                                                          2001           2002             2001            2002
                                                      ----------     ----------        ----------      --------
Net loss.....................................         $ (215,133)    $  (11,207)       $ (304,080)     $(27,383)
Net unrealized gains on investment securities
    available-for-sale.......................                 --            232                --           313
                                                      ----------     ----------        ----------      --------
Comprehensive loss...........................         $ (215,133)    $  (10,975)       $ (304,080)     $(27,070)
                                                      ==========     ==========        ==========      ========

         11.      BUSINESS SEGMENTS

                  The Company operates in three business segments - Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization and certain one-time charges. There are no inter-segment sales.

                           The following sets forth certain financial
information attributable to the Company's business segments for the three months and six months ended December 31, 2001 and 2002 (in thousands):

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                         --------------------------     ---------------------------
                                                             2001          2002             2001             2002
                                                         -----------     ----------     -----------      ----------
Revenues:
     Electronic Commerce .............................   $    85,639     $   98,173     $   170,467      $  194,816
     Investment Services .............................        19,725         19,945          39,097          40,468
     Software ........................................        15,974         17,387          28,449          30,456
                                                         -----------     ----------     -----------      ----------
        Total.........................................   $   121,338     $  135,505     $   238,013      $  265,740
                                                         ===========     ==========     ===========      ==========
Segment operating income (loss):
     Electronic Commerce .............................   $     4,181     $   25,086     $     7,054      $   51,538
     Investment Services..............................         5,466          5,783          10,835          10,627
     Software.........................................         2,005          5,934             690           7,023
     Corporate .......................................        (9,973)        (8,083)        (19,375)        (16,106)
                                                         -----------     ----------     -----------      ----------
        Total ........................................         1,679         28,720            (796)         53,082
Purchase accounting amortization......................      (104,858)       (46,157)       (214,428)        (92,314)
Impairment of intangible assets.......................      (155,072)            --        (155,072)             --
Impact of warrants....................................            --             --              --             644
Loss on investments...................................                       (1,931)                         (1,931)
Interest, net.........................................        (1,186)        (1,250)         (1,715)         (2,466)
                                                         -----------     ----------     -----------      ----------
        Total loss before income taxes
             and cumulative effect of
             accounting change........................   $  (259,437)    $  (20,618)    $  (372,011)     $  (42,985)
                                                         ===========     ==========     ===========      ==========

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

         We operate our business through three independent but inter-related divisions:

         -        Electronic Commerce;

         -        Investment Services; and

         -        Software.

         Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2002, we processed approximately 316 million electronic transactions and delivered approximately 9.8 million electronic bills. For the quarter ended December 31, 2002, we processed approximately 105 million electronic payments and delivered over 6.7 million electronic bills. As of December 31, 2002, there were about eight million consumers initiating payments via CheckFree-supported technology. The number of transactions we process each year continues to grow. Growth in the number of transactions processed exceeded 36% for the year ended June 30, 2002 and 37% for the quarter ended December 31, 2002 against the same periods in the prior year. The Electronic Commerce division accounted for approximately 72% of our fiscal 2002 revenue.

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

         The majority of consumers using our services access our system through Consumer Service Providers (CSPs). CSPs are companies, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites and personal financial management software providers, that use our products to enable consumers to receive and/or pay bills electronically. We have relationships with hundreds of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using our products, are Bank of America, Bank One, Charles Schwab & Co., Merrill Lynch & Co., SunTrust, U.S. Postal Service, Wachovia, Wells Fargo and Yahoo!. This list of our CSPs is not exhaustive and may not fully represent our customer base.

         We have developed our own open infrastructure, known as Genesis, to process electronic bills and payments. The Genesis system is accessed by CSPs using various Web-based applications. In March 2001, we introduced our latest application for electronic billing and payments -- "WebPay for Consumers" (or WebPay 3.2), which added to our core product the ability for consumers to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to receive money. WebPay 3.2 helps consumers automate the complete process of viewing and paying bills -- they can receive bills online and pay those bills online, too. WebPay 3.2 also allows the consumer to "Pay Anyone" electronically -- from a child in college, to a lawn care or other service provider, to a friend, using the Genesis system. We now have 784 CSPs offering full electronic billing and payment as the number of sites where consumers can both view and pay bills continues to increase.

         Through our Investment Services division, we provide a range of outsourced portfolio management services to help more than 250 institutions deliver portfolio management, performance measurement and reporting services to their clients. As of December 31, 2002, our clients used the CheckFree APL Portfolio Accounting System to manage about 1.2 million portfolios totaling more than $500 billion in assets. The Investment Services division accounted for approximately 16% of our fiscal 2002 revenue.

         Our institutional client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of "wrap" or separately managed accounts, money management products, or traditional money managers, managing investments of institutions and high net worth individuals.

         Our portfolio management systems are marketed under the product name APL, and provide the following functions:

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

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            DECEMBER 31,                 DECEMBER 31,
                                                      -------------------------     ----------------------
                                                         2001            2002         2001          2002
                                                      --------        --------     ---------      --------
Total Revenues:.................................         100.0%          100.0%        100.0%        100.0%

Expenses:
   Cost of processing, servicing and support....          55.8%           44.4%         57.1%         44.7%
   Research and development.....................          12.7%            9.8%         12.6%          9.6%
   Sales and marketing .........................          12.6%           10.1%         12.7%         10.1%
   General and administrative...................           9.4%            6.4%          9.7%          7.2%
   Depreciation and amortization................          94.6%           42.1%         98.3%         42.9%
   Impairment of intangible assets..............         127.8%             --          65.2%           --
                                                      --------        --------     ---------      --------
          Total expenses........................         312.8%          112.9%        255.6%        114.5%
                                                      --------        --------     ---------      --------
Loss from operations............................        -212.8%          -12.9%       -155.6%        -14.5%

Interest, net...................................          -1.0%           -0.9%         -0.7%         -0.9%
Loss on investments.............................            --            -1.4%           --          -0.7%
                                                      --------        --------     ---------      --------

Loss before income taxes and cumulative
   effect of accounting change..................        -213.8%          -15.2%       -156.3%        -16.2%

Income tax benefit..............................         -36.5%           -6.9%        -28.5%         -7.0%
                                                      --------        --------     ---------      --------
Loss before cumulative effect of accounting
    change......................................        -177.3%           -8.3%       -127.8%          9.2%
Cumulative effect of accounting change..........            --              --            --          -1.1%
                                                      --------        --------     ---------      --------
Net loss........................................        -177.3%           -8.3%       -127.8%        -10.3%
                                                      ========        ========     =========      ========

         Revenues. Total revenue increased by $14.2 million, or 12%, from $121.3 million for the three months ended December 31, 2001, to $135.5 million for the three months ended December 31, 2002, and by $27.7 million, or 12%, from $238.0 million for the six months ended December 31, 2001, to $265.7 million for the six months ended December 31, 2002. Quarter over quarter revenue growth is driven by 15% growth in our Electronic Commerce business, nine percent growth in our Software business and a one percent growth in our Investment Services business. Year over year revenue growth is driven by 14% growth in our Electronic Commerce business, seven percent growth in our Software business and four percent growth in our Investment Services business. The growth in our Electronic Commerce business was driven primarily by an increase in transactions processed from 76.4 million for the three months ended December 31, 2001, to
105.0 million for the three months ended December 31, 2002, and from 145.9 million for the six months ended December 31, 2001, to 201.7 million for the six months ended December 31, 2002. Please refer to the SEGMENT INFORMATION section of this report, Electronic Commerce division, for further analysis of changes in the mix of business inherent in our transaction growth. Additionally, minimum revenue guarantees from Microsoft and First Data Corporation have increased by $2.3 million on a quarter over quarter basis, and by $4.5 million on a year over year basis. Growth in Electronic Commerce revenue has been dampened somewhat by a drop in interest rates, which has negatively impacted our interest sensitive offerings, such as our account balance transfer product, and further by one of our larger customers transferring its payment business to an in-house solution during the quarter ended December 31, 2002.

         Growth in our Investment Services and Software businesses has been hampered by poor economic conditions. Portfolios managed within Investment Services have remained relatively flat over the past six quarters, as investors reducing stock holdings have offset new portfolio growth. Our pricing in Investment Services is primarily based on portfolios managed, and as a result, we have experienced less than historical revenue growth in this business. We expect this trend to continue until investor confidence is restored in the stock market. We have also experienced modest growth in our Software business as the recession continues and customers take longer than normal to evaluate discretionary investment-spending alternatives such as third party software product offerings. Although lower than the prior year, in the quarter ended December 31, 2002, we sold more software licenses than we expected, and we began work on a large software services contract that provided a near term boost to Software revenue. Until the economy begins to rebound, we expect to continue to experience low growth in our Software business as well.

         Our processing and servicing revenue increased by $12.5 million, or 12%, from $103.5 million for the three months ended December 31, 2001, to $116.0 million for the three months ended December 31, 2002, and by $26.0 million, or 13%, from $204.5 million for the six months ended December 31, 2001, to $230.5 million for the six months ended December 31, 2002. We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services business. As previously mentioned, portfolios managed have remained basically flat over the past six quarters and as a result, we have seen only modest growth in processing and servicing revenue from our Investment Services business. Growth in processing and servicing revenue has therefore come primarily from the aforementioned growth in transactions processed within our Electronic Commerce business. Additionally, we delivered over 6.7 million electronic bills in the quarter ended December 31, 2002, as compared to 2.2 million bills delivered in the same period last year. As part of our acquisition of TransPoint, in September 2000, we entered into agreements with Microsoft and First Data Corporation, both of which include monthly minimum revenue guarantees that increase annually over the five-year term of the agreements. We are operating under the minimum levels of both agreements and, as a result of the increased minimum levels, revenue from Microsoft and First Data Corporation grew by $2.3 million from the three months ended December 31, 2001, to the three months ended December 31, 2002, and by $4.5 million from the six months ended December 31, 2001, to the six months ended December 31, 2002. Significant reductions in interest yields from this time last year have had a dampening effect on our interest sensitive products such as our account balance transfer offering, which has offset further growth in Electronic Commerce processing and servicing revenue. Furthermore, our largest customer reached a pricing milestone late in the quarter ended December 31, 2002, which will reduce our revenue per active subscriber for that customer. The pricing change had a modest impact in the December 2002 quarter, but we will see the full impact beginning in the quarter ended March 31, 2003.

         At the end of our 2002 fiscal year, we introduced a series of transaction-based metrics that are designed to help investors better understand trends in our revenue base than previously reported subscriber-based metrics. We offer two basic levels of electronic billing and payment services to our customers. Customers that utilize our Full Service offering outsource their electronic billing and payment process to us. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a combination of both. Customers that utilize our Payment Services offering receive a subset of our electronic billing and payment services. An example of a Payment Services customer may be a bank that hosts its own bill payment warehouse and builds its own user interface into that payment warehouse, and then uses CheckFree to process its payments. Additionally, within the Payment Services offering, we offer services to billers that compensate us for electronic bill delivery and hosting services, as well as other payment services like account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services.

         As we have reported previously, three of our larger customers, all of whom were original principals of a consortium known as Spectrum, have announced intentions of creating or using an in-house payment warehouse for routing electronic bill payment transactions, and each are in various stages within this transition process. For payment processing services, each of the three principal banks participating in the Spectrum consortium signed multi-year transaction processing agreements with Metavante, a payment processing division of Marshall and Ilsley Corporation (M&I) which included guaranteed minimum transactions levels during the contract period. As a result, each must divert payment transactions in order to meet the minimum requirements. J.P. Morgan Chase, which has historically maintained an in-house payment warehouse as a Payment Services customer of CheckFree, moved all of its internet-based bill payment transactions to Metavante during the December 2002 quarter. Wells Fargo has begun directing new electronic bill payment customers onto its in-house system, and we anticipate that some Wells Fargo transaction volume will be routed to Metavante during the quarter ended March 31, 2003. Wachovia-First Union recently initiated its in-house payment warehouse, and we believe it is directing new electronic bill pay customers to this system. Additionally, the bank recently started to migrate legacy Wachovia bill pay customers, on a state-by-state basis, onto the in-house system. We plan to work with both Wells Fargo and Wachovia to integrate their payment systems with CheckFree and to enable their in-house systems for e-Bills. For reference purposes, Wells

Fargo currently operates contractually as a Payment Services bank while Wachovia operates as a Full Service bank.

         We understand that a fourth bank customer, Bank One, plans internally processing "on us" payments as opposed to using CheckFree. An "on us" transaction is a type of payment whereby a bank customer makes a bill payment to a biller within its home bank. Bank One has also indicated its intention of moving to an in-house payment warehouse.

         We believe that the complexity and costs of building, supporting, and hosting an in-house payment warehouse and user interface are substantial, and execution is likely limited to a few large banks. As an example, during the quarter ended December 31, 2002, another in-house processing bank, Fifth Third, executed a Full Service outsourcing agreement with CheckFree.

         Our license fee revenue decreased by $1.0 million, or 13%, from $7.7 million for the three months ended December 31, 2001, to $6.7 million for the three months ended December 31, 2002, and decreased by $0.9 million, or seven percent, from $11.8 million for the six months ended December 31, 2001, to $10.9 million for the six months ended December 31, 2002. License revenue is derived by our Software business. The recessionary economy continues to cause potential customers to extend their evaluation time on discretionary spending for items such as software products which has resulted in slower than normal software license sales. We expect this trend to continue until the economy begins to rebound.

         Our maintenance fee revenue increased modestly by $0.2 million, or 4%, from $6.1 million for the three months ended December 31, 2001, to $6.3 million for the three months ended December 31, 2002, and by $0.3 million, or 2%, from $12.2 million for the six months ended December 31, 2001, to $12.5 million for the six months ended December 31, 2002. Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales. When combining moderate decreases in license sales, customer retention rates exceeding 80% across all software business units and moderate price increases on a year over year basis, the result is a slow growing maintenance base. Although we defer revenue recognition on maintenance billings until cash is collected, which can cause quarter-to-quarter fluctuations, until license sales regain historical growth rates we expect to continue to see modest growth in maintenance in the near term.

         Our other revenue increased by $2.4 million, or 61%, from $4.0 million for the three months ended December 31, 2001, to $6.4 million for the three months ended December 31, 2002, and by $2.3 million, or 24%, from $9.5 million for the six months ended December 31, 2001, to $11.8 million for the six months ended December 31, 2002. Other revenue consists mostly of consulting and implementation fees across all three of our business segments. The primary driver of growth in this area is a consulting services project we are engaged in with a large bank customer within our ACH software business unit. This project is expected to continue throughout the remainder of fiscal 2003.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $67.7 million, or 55.8% of total revenue, for the three months ended December 31, 2001, and was $60.1 million, or 44.4% of total revenue, for the three months ended December 31, 2002. Cost of processing, servicing and support was $135.9 million, or 57.1% of total revenue, for the six months ended December 31, 2001, and was $118.9 million, or 44.7% of total revenue, for the six months ended December 31, 2002. Cost of processing, servicing and support as a percentage of processing and servicing only revenue (total revenue less license fees) was 59.6% for the three months ended December 31, 2001, versus 46.7% for the three months ended December 31, 2002, and was 60.1% for the six months ended December 31, 2001 versus 46.7% for the six months ended December 31, 2002. The largest single factor resulting in the decline in processing and servicing costs, in light of growth in processing and servicing revenue, was platform consolidation in our Electronic Commerce business. For most of fiscal 2002, we were maintaining three redundant payment-processing platforms. Through December 2001, we were converting Bank of America subscribers from the legacy Bank of America processing platform we purchased in October 2000 and, through March 2002, we maintained the redundant system to close out remaining customer care inquiries and claims, at which time we retired the redundant processing platform. Throughout this period, we paid Bank of America to run and maintain the platform for us. Once we retired the Bank of America system, we were able to close our customer care facility in San Francisco by April 30, 2002, and our Houston customer care facility in the month ended June 30, 2002. Additionally, as we migrated all but a few CSPs off of our legacy Austin processing platform onto Genesis by the end of June 2002, we closed our Austin office as well. The combination of platform consolidation and office closings eliminated approximately $6.0 million of redundant quarterly processing and servicing costs in the Electronic Commerce business. Additionally, our electronic payment rate has increased from over 68% for the three months ended December 31, 2001, to over 73% for the three months ended December 31, 2002. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim. We continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive improvements in our total cost per transaction. During the quarter ended December 31, 2002, we modestly increased our investment in certain of these projects. We also hired additional customer care resources in advance of seasonally high call rates that typically take place right after the holiday season. These steps resulted in higher processing costs in the quarter. We expect our efforts to result in further improvements in cost per transaction in future periods.

         Research and Development. Our research and development costs were $15.4 million, or 12.7% of total revenue, for the three months ended December 31, 2001, and $13.3 million, or 9.8% of total revenue, for the three months ended December 31, 2002. Our research and development costs were $30.1 million, or 12.6% of total revenue, for the six months ended December 31, 2001, and $25.5 million, or 9.6% of total revenue, for the six months ended December 31, 2002. On March 19, 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all areas of the company, including research and development. Although our quarterly costs decreased on an absolute dollar basis, we continue to invest in product enhancement and quality improvement programs in all three of our businesses.

         Sales and Marketing. Our sales and marketing costs were $15.3 million, or 12.6% of total revenue, for the three months ended December 31, 2001, and were $13.7 million, or 10.1% of total revenue, for the three months ended December 31, 2002. Our sales and marketing costs were $30.3 million, or 12.7% of total revenue for the six months ended December 31, 2001, and were $27.0 million, or 10.1% of total revenue for the six months ended December 31, 2002. The previously mentioned reorganization impacted sales and marketing resources as well, and resulted in a year over year reduction in costs in this area. We closed our i-Solutions Ann Arbor office as part of the restructuring. While other business units were impacted by the reorganization, this was the primary factor in lower year over year sales and marketing costs.

         General and Administrative. Our general and administrative costs were $11.4 million, or 9.4% of total revenue, for the three months ended December 31, 2001, and were $8.7 million, or 6.4% of total revenue, for the three months ended December 31, 2002. Our general and administrative costs were $23.0 million, or 9.7% of total revenue, for the six months ended December 31, 2001, and were $19.0 million, or 7.2% of total revenue, for the six months ended December 31, 2002. We continue to manage our corporate expenses through attrition and discretionary cost reduction, resulting in expected leverage in overhead costs.

         Depreciation and Amortization. Depreciation and amortization costs decreased from $114.8 million for the three months ended December 31, 2001, to $57.1 million for the three months ended December 31, 2002. Depreciation and amortization costs decreased from $234.0 million for the six months ended December 31, 2001 to $114.0 million for the six months ended December 31, 2002. In July 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for possible impairment. We will continue to amortize all other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, over their respective useful lives. As a result of the change, amortization from acquisition related intangible assets has decreased from $104.8 million for the three months ended December 31, 2001, to $46.1 million for the three months ended December 31, 2002, and from $214.4 million for the six months ended December 31, 2001, to $92.3 million for the six months ended December 31, 2002. Underlying depreciation and amortization from operating fixed assets and internally developed product costs has increased from $10.0 million for the three months ended December 31, 2001, to $10.9 million for the three months ended December 31, 2002, and from $19.6 million for the six months ended December 31, 2001, to $21.7 million for the six months ended December 31, 2002. The increase in non-acquisition related depreciation and amortization is the result of continued investment in new product innovations and fixed assets necessary to support the continued growth of the company.

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

         Upon successful integration of BlueGill Technologies into the operations of our Software business, during fiscal 2001, we established a revenue budget for fiscal 2002 that anticipated continued rapid growth in software license sales. We experienced a drop in demand for electronic billing software during the quarter ended September 30, 2001; however, we did not believe this would impact our longer-term expectations for this product line and, therefore, in our estimation, there was no impairment at that time. When software sales declined again in the quarter ended December 31, 2001, we reevaluated our long-term expectations and viewed this as a triggering event that required evaluation of possible impairment per the guidelines of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Our tests relative to the total tangible and intangible assets related to the i-Solutions product line revealed that the assets were in fact impaired. This resulted in a charge of $107.4 million to write down the value of goodwill related to the acquisition of BlueGill.

         As part of the acquisition of TransPoint in September 2000, we were contractually required to maintain the TransPoint operating technology for up to three years for any customer what wished to remain on the system. When valuing the TransPoint assets, we established an intangible asset for current technology and assigned it a three-year life. By December 31, 2001, we had migrated all of the subscribers, billers and CSPs to our Genesis platform and the last of our international partners gave notice of their intention to cancel their maintenance agreement with us during the December 2001 quarter. Additionally, we had recently concluded that components of the TransPoint technology were not compatible with current or future planned initiatives. We viewed these as triggering events that required the evaluation of possible impairment per SFAS
121. Our overall testing indicated that there was no impairment of the TransPoint assets in general; however, we then evaluated SFAS 121 requirements related to the retirement of assets and identified two technologies for which we had no future use. We retired these two technologies, resulting in a charge of $47.7 million.

         Interest. Our interest income remained flat at $2.0 million for both the three months ended December 31, 2001, and the three months ended December 31, 2002. Interest income declined from $4.7 million for the six months ended December 31, 2001 to $4.1 million for the six months ended December 31, 2002. In spite of an increase in average cash and invested asset balances from December 31, 2001 to December 31, 2002, we earned flat interest income on a quarter over quarter basis and incurred a reduction in interest income on a year over year basis of $0.6 million as a result of significantly lower average yields. Economic conditions have resulted in significantly lower interest rates on a year over year basis, which has limited earnings on our invested assets.

         Our interest expense increased slightly, from $3.2 million for the three months ended December 31, 2001, to $3.3 million for the three months ended December 31, 2002, and from $6.4 million for the six months ended December 31, 2001, to $6.5 million for the six months ended December 31, 2002. We continue to carry our 6 1/2% convertible bonds at a balance of $172.5 million throughout the three and six month periods ending December 31, 2001 and 2002. As a result, our overall average interest rate has remained fairly stable. Since last year, we have financed certain fixed asset purchases through capital leases that have resulted in an increase in our average outstanding debt and capital lease obligations.

         Loss on Investments. Due to a decline in the market value of our investment in Billserv Inc., which has been below our book basis for over six months, we judged this to be an "other than temporary" decline in the investment and, accordingly, in the quarter ended December 31, 2002, we recorded a charge of $1.9 million to reflect the loss. As of December 31, 2002, the market value of this investment is approximately $0.2 million.

         Income Taxes. We recorded an income tax benefit of $44.3 million, with an effective rate of 17.1%, for the three months ended December 31, 2001, and an income tax benefit of $9.4 million, with an effective rate of 45.6% for the three months ended December 31, 2002. We recorded an income tax benefit of $67.9 million, with an effective rate of 18.3%, for the six months ended December 31, 2001, and an income tax benefit of $18.5 million, with an effective rate of 43.0%, for the six months ended December 31, 2002. Our prior year results included the impact of non-deductible goodwill amortization expense. With our adoption of SFAS 142 in July 2002, we stopped amortizing goodwill. Our resulting effective tax rate is now more in line with a blended statutory rate, with the exception of a change in the estimated research and experimental tax credit that we recorded in the quarter ended December 31, 2002.

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

         As a result of the transitional impairment test, we determined that goodwill associated with our i-Solutions reporting unit was impaired. We recorded an impairment charge of $2,894,000 and reflected it as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations during the three- month period ended September 30, 2002.

SEGMENT INFORMATION

         The following table sets forth operating revenue and operating income by industry segment for the periods noted (in thousands):

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         DECEMBER 31,                        DECEMBER 31,
                                                  ----------------------------       ----------------------------
                                                     2001            2002               2001            2002
                                                  -----------     ------------       ------------    ------------
                                                                          (IN THOUSANDS)
OPERATING REVENUE:
Electronic Commerce......................         $    85,639     $    98,173        $  170,467     $  194,816
Investment Services......................              19,725          19,945            39,097         40,468
Software.................................              15,974          17,387            28,449         30,456
                                                  -----------     -----------        ----------     ----------
       Total Operating Revenue...........         $   121,338     $   135,505        $  238,013     $  265,740
                                                  ===========     ===========        ==========     ==========

OPERATING INCOME (LOSS):
Electronic Commerce......................         $     4,181     $    25,086        $    7,054     $   51,538
Investment Services......................               5,466           5,783            10,835         10,627
Software.................................               2,005           5,934               690          7,023
Corporate................................              (9,973)         (8,083)          (19,375)       (16,106)
Purchase accounting amortization.........            (104,858)        (46,157)         (214,428)       (92,314)
Impairment of intangible assets .........            (155,072)             --          (155,072)            --
Impact of warrants.......................                   -              --                 -            644
                                                  -----------    ------------        ----------     ----------
       Total Operating Loss..............         $  (258,251)     $ ( 17,437)       $ (370,296)    $  (38,588)
                                                  ===========    ============        ==========     ==========

         ELECTRONIC COMMERCE. Revenue in our Electronic Commerce business increased by $12.6 million, or 15%, from $85.6 million for the three months ended December 31, 2001, to $98.2 million for the three months ended December 31, 2002. Revenue increased by $24.3 million, or 14%, from $170.5 million for the six months ended December 31, 2001, to $194.8 million for the six months ended December 31, 2002. The increase in revenue over both periods of time is driven primarily by an increase in transaction volume.

         At the end of our 2002 fiscal year, we introduced a series of transaction-based metrics designed to help investors better understand trends in our revenue base than previously reported subscriber-based metrics. We offer two levels of electronic billing and payment services to our customers. Customers that utilize our Full Service offering outsource their electronic billing and payment process to us, including customer care. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a combination of both. Customers that utilize our Payment Services offering receive a subset of our electronic billing and payment services. An example of a Payment Services customer may be a bank that hosts its own bill payment warehouse and builds its own user interface into that payment warehouse, and then uses CheckFree to process its payments. Additionally, within the Payment Services offering, we provide services to Biller customers that compensate us for electronic bill distribution and hosting services, as well as other payment services like account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services. The following table provides a historical trend of revenue, underlying transaction metrics, and subscriber metrics where appropriate, for the Electronic Commerce business:

                                                                               THREE MONTHS ENDED
                                                  ---------------------------------------------------------------------------
                                                  9/30/01       12/31/01      3/31/02      6/30/02       9/30/02     12/31/02
                                                  -------       --------      -------      -------       -------     --------
                                                                                (In millions)
FULL SERVICE RELATIONSHIPS
  Revenue.............................           $  65.0     $    67.2     $    71.1     $   74.1     $    71.6     $   75.1

  Active Subscribers..................               2.6           2.7           2.9          3.1           3.2          3.5

  Transactions processed..............              56.1          60.9          65.5         69.0          67.2         74.9

PAYMENT SERVICE RELATIONSHIPS

  Revenue.............................           $   9.9     $    10.2     $    10.3     $   10.7     $    14.7     $   13.9

  Transactions processed..............              13.4          15.5          16.9         18.9          29.5         30.1

OTHER ELECTRONIC COMMERCE

  Revenue.............................           $  10.0     $     8.2     $     8.3     $    9.8     $     9.7     $    9.2

  Non-cash warrant impact on revenue..                --            --            --     $   (2.7)    $     0.6           --

TOTALS

  Electronic Commerce revenue.........           $  84.9     $    85.6     $    89.7     $   91.9     $    96.6     $   98.2

  Transactions processed..............              69.5          76.4          82.4         87.9          96.7        105.0

         We experienced generally steady growth in Full Service revenue, active subscribers, and transactions processed until the September 30, 2002, quarter. During the quarter ended September 30, 2002, one of our larger customers, Wells Fargo, converted from a Full Service relationship to a Payment Service relationship. Approximately 300,000 active subscribers and their related transactions switched categories. Although Payment Service transactions generate less revenue per transaction, because we provide less service, the cost per transaction is less as well. While the shift of a customer to Payment Service from Full Service will reduce revenue, we do not expect such a shift to have a significant impact on operating margin over time. Although Bank of America accounts for approximately one third of our active Full Service subscribers, growth in active subscribers and transactions processed are the result of broad growth throughout the channel. CSP customer pricing in this category can be based on transactions processed, the number of subscribers, or a combination of both. Additionally, in order to share the benefits associated with scale efficiencies, pricing is tiered in nature, whereby a customer exceeding predetermined volumes is eligible for a lower price on a going forward basis. In addition, the mix of customers utilizing transaction versus subscriber based pricing will have an impact on revenue per transaction. In the latter half of the quarter ended December 31, 2002, Bank of America reached a pricing tier discount level. We saw part of the impact of this discount in the latest quarter, and the full impact will be seen in the quarter ended March 31, 2003. Our pricing with Bank of America is based on subscribers. In addition, as previously described in the Processing and Servicing Fee Revenue section of this report, we anticipate reductions in subscribers and/or transactions from Full Service customers Wachovia-First Union and Bank One over the course of the rest of this fiscal year, which will result in lower revenue from these customers.

         We experienced consistent growth in revenue and transactions processed in the Payment Services category until the September 30, 2002 quarter. As previously mentioned, Wells Fargo converted from a Full Service relationship to a Payment Services relationship, which caused the significant increase in revenue and transactions in this category. We had anticipated that J.P. Morgan Chase ("Chase"), another large customer already included in the Payment Services category, would begin moving transactions to a competitor in order to meet contractually guaranteed minimum transaction levels with that competitor. This shift did not take place as quickly as expected, but by December 31, 2002, all of Chase's non-PFM volume was moved off of our system. While the delay in movement provided unexpected revenue in previous quarters, the move ultimately had a dampening effect on growth in the quarter ended December 31, 2002, as nearly 3.0 million quarterly transactions and the related revenue were removed from the Payment Services category. Growth in Payment Services revenue and transactions processed are the combined result of broad underlying growth of CSPs in this category, the shift of Wells Fargo from a Full Service relationship into a Payment Services relationship, and growth in electronic bills delivered, which are accounted for in this category as well. In addition, as previously described in the Processing and Servicing Revenue section of this report, we anticipate reductions in subscribers and/or transactions from Wells Fargo over the course of the remainder of this fiscal year, which will result in lower revenue from that customer. We delivered over
6.7 million bills in the quarter ended December 31, 2002, an increase of over 200% from the quarter ended December 31, 2001, and an increase of 41% sequentially over the 4.8 million bills delivered in the quarter ended September 30, 2002. Changes in the mix of the various transactions in this category will tend to result in variability in the underlying revenue per transaction.

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

         Operating income in our Electronic Commerce business, net of purchase accounting amortization, intangible asset impairment charges and the impact of warrants, has improved from $4.2 million for the three months ended December 31, 2001, to $25.1 million for the three months ended December 31, 2002, and from $7.1 million for the six months ended December 31, 2001, to $51.5 million for the six months ended December 31, 2002. We continue to drive improved efficiency and quality within our Genesis processing platform and operations. Our ratio of electronic payments to total payments has improved from over 68% as of December 31, 2001, to over 73% as of December 31, 2002. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not explained by a change in electronic rate. Throughout fiscal 2002, we supported two additional payment-processing platforms over and above our Genesis platform. We paid Bank of America to run the legacy Bank of America platform, through March 2002, as we migrated consumers onto Genesis and cleared outstanding customer care claims. By March 2002, we eliminated this redundant payment platform and were able to close our San Francisco customer care facility by April 2002 and our Houston customer care facility by June 2002. In addition, we had been operating a legacy Austin payment processing platform. When all but a few CSPs had migrated onto Genesis by June 2002, we were able to close our Austin facility as well. Finally, in March 2002, we announced a corporate wide reorganization that resulted in a reduction in workforce, over and above the associates impacted by office closings and platform consolidation. In total, we have eliminated between $7.0 million and $8.0 million of quarterly costs starting in the quarter ended June 30, 2002. Our focus in the Electronic Commerce business in fiscal 2003 continues to be geared toward improved profitability through programs designed to:

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

         INVESTMENT SERVICES. Revenue in our Investment Services business increased by $0.2 million, or 1%, from $19.7 million for the three months ended December 31, 2001, to $19.9 million for the three months ended December 31, 2002, and increased by $1.4 million, or 4%, from $39.1 million for the six months ended December 31, 2001, to $40.5 million for the six months ended December 31, 2002. The total number of accounts managed has remained relatively flat at 1.2 million quarter over quarter and year over year. Current revenue growth has not matched historical performance as the depressed stock market has had a direct impact on our ability to grow revenue in this business. Our pricing is based on portfolios managed versus assets under management, and portfolio additions continue to be offset by investors reducing stock holdings. Additionally, we have focused on leveraging our economies of scale leadership to secure multi-year contract extensions with certain customers. As a result, we anticipate experiencing similar revenue growth into our third fiscal quarter and beyond, until stock market performance improves.

         Operating income in our Investment Services business, net of purchase accounting amortization, has increased by $0.3 million, or 6%, from $5.5 million for the three months ended December 31, 2001, to $5.8 million for the three months ended December 31, 2002, and decreased by $0.2 million, or 2%, from $10.8 million for the six months ended December 31, 2001, to $10.6 million for the six months ended December 31, 2002. With revenue improving only modestly, the increase in operating income on a quarter over quarter basis is due to the reversal of a formula based bad debt reserve that was originally established in the quarter ended September 30, 2002. On a year over year basis, the modest decline in operating income is due to investment spending on new product offerings and quality improvement initiatives.

         Throughout fiscal 2003, the key initiatives in the Investment Services division include:

         - new product offerings (e.g., Multiple Strategy Portfolios) with a shortened time to market;

         - additional web-based products with increased functionality and ease of use;

         - build out of relationship-based service offerings in our operations;

         - continued development of a relational database allowing our clients easier access to their data; and

         -        initiation of a Sigma program to improve quality.

         SOFTWARE. Revenue in our Software business has increased by $1.4 million, or 9%, from $16.0 million for the three months ended December 31, 2001, to $17.4 million for the three months ended December 31, 2002, and increased by $2.0 million, or 7%, from $28.5 million for the six months ended December 31, 2001, to $30.5 million for the six months ended December 31, 2002. The downturn in the economy throughout fiscal 2002 and continuing into 2003 has caused many businesses to curtail discretionary expenditures, which has resulted in an overall dampening of demand for licensed software solutions. While our newer i-Solutions electronic statement and billing software has been impacted most, short-term demand for our reconciliation and ACH processing licenses has been impacted as well. However, during the quarter ended December 31, 2002, we began work on a consulting services agreement with a large bank customer in our ACH business unit that provided greater than normal consulting revenue. Resulting services revenue was the driving factor behind growth in the Software segment. The services engagement will continue through the remainder of fiscal 2003, but we believe that software license sales in general will continue to be challenging until economic conditions improve.

         Operating income in our Software business, net of purchase accounting amortization, has improved from $2.0 million for the three months ended December 31, 2001, to $5.9 million for the three months ended December 31, 2002. Operating income has improved from $0.7 million for the six months ended December 31, 2001, to $7.0 million for the six months ended December 31, 2002. Improvements in operating results are primarily the result of continued efforts to manage discretionary expenses in light of the current economy. On March 19, 2002, we announced a company-wide reorganization that resulted in a net reduction in force. As part of these actions, we announced the closing of our Ann Arbor, Michigan office. The recurring savings that resulted from these actions have carried into fiscal 2003.

         CORPORATE. Our Corporate segment represents charges for legal, human resources, finance and other various unallocated overhead expenses. In Corporate, we incurred operating expenses of $10.0 million, or 8.2% of total revenue, for the three months ended December 31, 2001, and operating expenses of $8.1 million, or 6.0% of total revenue for the three months ended December 31, 2002. We incurred operating expenses of $19.4 million, or 8.1% of total revenue, for the six months ended December 31, 2001, and of $16.1 million, or 6.1% of total revenue, for the six months ended December 31, 2002. We continue to manage our corporate expenses through attrition and discretionary cost reduction, resulting in expected leverage in overhead costs.

         PURCHASE ACCOUNTING AMORTIZATION. The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $104.9 million for the three months ended December 31, 2001, to $46.2 million for the three months ended December 31, 2002, and from $214.4 million for the six month period ended December 31, 2001, to $92.3 million for the six months ended December 31, 2002. In July 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill was no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for possible impairment. All other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, will continue to be amortized over their respective useful lives. For comparative purposes, the following table breaks out the intangible asset amortization by segment:

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    DECEMBER 31,                    DECEMBER 31,
                                            ---------------------------     --------------------------
                                                 2001          2002            2001             2002
                                            -----------     -----------     -----------      ---------
                                                                  (In thousands)
Electronic Commerce...........              $    94,004     $    43,757     $   188,720      $  87,514
Investment Services...........                    1,342           1,655           2,684          3,310
Software......................                   11,512             745          23,024          1,490
                                            -----------     -----------     -----------      ---------
   Total......................              $   104,858     $    46,157     $   214,428      $  92,314
                                            ===========     ===========     ===========      =========

         IMPACT OF WARRANTS. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of warrants issued to a third party. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer."

LIQUIDITY AND CAPITAL RESOURCES

         The following chart summarizes our Consolidated Statement of Cash Flows for the three and six months ended December 31, 2002:

                                                       THREE MONTHS    SIX MONTHS
                                                          ENDED          ENDED
                                                       DECEMBER 31,   DECEMBER 31,
                                                           2002           2002
                                                       ------------   ------------
                                                            (In thousands)
      Net cash provided by (used in):
         Operating activities.....................      $   47,004    $  71,051
         Investing activities.....................         (15,694)     (34,026)
         Financing activities.....................           1,881       (3,262)
                                                        ----------     --------
      Net increase in cash and cash equivalents         $   33,191     $  33,763
                                                        ==========     =========

         As of December 31, 2002, we have $213.8 million of cash, cash equivalents and short-term investments on hand, and an additional $113.9 million in long-term investments. Our balance sheet reflects a current ratio of 3.0 and related working capital of $208.1 million. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock or repurchases of our convertible debt between now and August 2003. At this time, no such repurchases have taken place. We believe that existing cash, cash equivalents and investments will be sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         For the six months ended December 31, 2002, we generated $71.1 million of cash from operating activities. Of this amount, $47.0 million was generated in the quarter ended December 31, 2002, and the remaining $24.1 million in the quarter ended September 30, 2002. During our September quarter, we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high sales from the previous quarter. As a result of efforts to improve our operating efficiency, we have been able to generate an increasing amount of cash from operating activities over the past several quarters.

         From an investing perspective, we have used $34.0 million of cash during the six months ended December 31, 2002. Of this amount, $16.8 million was used for the net purchase of investments and another $16.4 million was used for the purchase of property and equipment. The remaining $0.8 million is the net of a $1.4 million use of cash for the capitalization of software development costs, offset by $0.6 million in proceeds from the sale of fixed assets. We expect to spend approximately $30 million on purchases of property and equipment for the fiscal year ended June 30, 2003.

         From a financing perspective, we have used $3.3 million of cash during the six months ended December 31, 2002. Of this amount, $6.4 million was used for principal payments under capital leases and other long-term obligations. We have also received $3.1 million in combined proceeds from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan.

         While the timing of cash payments and collections can cause fluctuations from quarter to quarter and capital expenditure requirements could change, we expect to generate in excess of $100.0 million of free cash flow for the fiscal year ended June 30, 2003. For purposes of this discussion, we define free cash flow as cash flow from operations less capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on our results of operations or financial position for the six months ended December 31, 2002.

         On July 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on our results of operations or financial position for the six months ended December 31, 2002.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for our 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2002, we announced that our board of directors had authorized a repurchase program under which we may purchase up to $40 million of shares of our common stock and convertible notes. Should we purchase any of our convertible notes and realize a gain or loss on the transaction, SFAS 145 will require us to evaluate the transaction against the criteria in APB Opinion 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income before income taxes. We have not purchased any of our convertible notes and therefore adoption of this statement has had no impact on our results of operations or financial position during the six months ended December 31, 2002.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002.

         In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." We are in the process of evaluating the effects of EITF 00-21.

         In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. These disclosure requirements are effective for our third quarter of fiscal 2003.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our June 30, 2002, annual report, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies. As of July 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Goodwill has always been considered an intangible asset and therefore our critical accounting policy related to intangible assets has included goodwill. However, as a result of SFAS 142, there are now unique accounting guidelines related specifically to goodwill. Goodwill is no longer subject to amortization over its estimated useful life. Rather it is now subject to at least an annual assessment for impairment by applying a fair-value-based test. Due to the complex judgments required by management in such an impairment evaluation, we have added Accounting for Goodwill as a separate and distinct critical accounting policy effective July 1, 2002. The addition of Accounting for Goodwill as a critical accounting policy was discussed with the Audit Committee of our Board of Directors by our senior financial management team.

         Accounting for Goodwill. Upon adoption of SFAS 142, we were required to perform a transitional impairment test related to our goodwill balances. We performed the test as of July 1, 2002. The impairment test required us to (1) identify our various reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If we determined the carrying value of a reporting unit exceeded its fair value, additional testing was required to see if the goodwill carried on the balance sheet was impaired. The amount of any goodwill impairment was determined through an analysis similar to that of a purchase price allocation, where the fair value of each of the tangible and intangible assets (excluding goodwill) and liabilities was compared to the fair value of the reporting unit. The fair value of goodwill was estimated using the residual method and compared to the carrying value of goodwill. The amount of the goodwill impairment was equal to the carrying amount less the fair value of goodwill. We determined two of our reporting units to correlate directly with our Electronic Commerce and our Investment Services business segments. Although our i-Solutions Software division has the same operating characteristics of our other Software divisions, because it is a fairly new product and therefore not as mature as our other Software units, we split our software segment into two reporting units, i-Solutions Software and CFACS/ACH Software.

         We applied significant judgment in determining the fair value of each of our reporting units as such an analysis includes projections of expected future cash flow related specifically to the reporting unit. Our projections included, but were not limited to, expectations of product sales and related revenues, cost of sales, and other operating expenses supporting the reporting unit five years into the future. Additionally, we estimated terminal values for the reporting units, which represented the present value of future cash flow beyond the five-year period. Finally, we assumed a discount rate that we believed fairly represented the risk-free rate and a risk premium appropriate for the reporting unit. Upon completion of this analysis, only one reporting unit, i-Solutions Software, had a carrying value exceeding its fair value. This indicated the possibility of goodwill impairment within the i-Solutions Software reporting unit. For our Electronic Commerce, Investment Services, and ACH/CFACS Software reporting units, we determined that a 10% fluctuation in our underlying value drivers, either positive or negative, would not have indicated a possible impairment in goodwill within the respective reporting unit that would have resulted in additional transition testing.

         As a result of the possible impairment of the i-Solutions reporting unit goodwill, we took the next step in the transitional impairment test and assigned fair value to each of the individual assets and liabilities of the reporting unit. We applied significant judgment in determining the fair value of each identified intangible asset as such an analysis includes projections of expected future cash flows related specifically to the intangible asset. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market, and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit's projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. Upon completion of the analysis, we determined the goodwill associated with the i-Solutions Software reporting unit to be impaired by $2.9 million and we recorded this charge as a cumulative effect of an accounting change in the three-month period ended September 30, 2002. We performed a sensitivity analysis and determined that a 10% decrease in the underlying estimates driving the fair value of intangible assets would have increased the impairment charge to approximately $4.2 million. An increase of 10% in the underlying estimates driving the fair value of intangible assets would have decreased the impairment charge to approximately $2.1 million.

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

         While our international sales represented less than two percent of our revenue for the six months ended December 31, 2002, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of the Company was held on Wednesday, November 6, 2002, for the following purposes:

         (1) To elect three Class I Directors of the Company to serve for a three-year term expiring at the 2005 Annual Meeting of Stockholders;

         (2)      To approve and adopt the Company's 2002 Stock Incentive Plan;
                  and

         (3) To consider and act upon a proposed amendment to the Company's Associate Stock Purchase Plan to increase the number of shares of the Company's common stock reserved and available for sale under the Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares.

         Management's proposals as presented in the proxy statement was approved with the following vote:

         Proposal 1:       The election of three Class I Directors of the
                           Company, to serve until the 2005 Annual Meeting of Stockholders or until his successor is elected and qualified.

                                                   NUMBER OF SHARES VOTED
                              ---------------------------------------------------------------
                                                           WITHHOLD
                                      FOR                  AUTHORITY                 TOTAL
                                  ----------               ---------               ----------
William P. Boardman               76,951,550               2,965,106               79,916,656
James D. Dixon                    76,692,682               3,223,974               79,916,656
Henry C. Duques                   77,612,825               2,303,831               79,916,656

         Proposal 2:       The approval and adoption of the Company's 2002 Stock
                           Incentive Plan.

                                               NUMBER OF SHARES VOTED
              ------------------------------------------------------------------------------------
               FOR                        AGAINST                  ABSTAIN                TOTAL
              ----------                 ----------                --------             ----------
              50,401,376                 15,746,075                286,747              66,434,198

        Proposal 3:        The approval of a proposed amendment to the
                           Company's Associate Stock Purchase Plan to increase the number of shares of the Company's common stock reserved and available for sale under the Associate
                           Stock Purchase Plan from 1,000,000 shares to
                           2,000,000 shares.

                                             NUMBER OF SHARES VOTED
              ------------------------------------------------------------------------------------
               FOR                        AGAINST                  ABSTAIN                TOTAL
              ----------                  ---------                --------             ----------
              64,928,102                  1,185,589                320,507              66,434,198

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  None.

         (b)      REPORTS ON FORM 8-K.

                  We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHECKFREE CORPORATION

Date:  February 12, 2003        By: /s/ David E. Mangum
                                    -------------------------------------------
                                    David E. Mangum, Executive Vice President
                                    and Chief Financial Officer*
                                    (Principal Financial Officer)

Date:  February 12, 2003        By: /s/ Joseph P. McDonnell
                                    -------------------------------------------
                                    Joseph P. McDonnell, Vice President,
                                    Controller, and Chief Accounting Officer
                                    (Principal Accounting Officer)

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

Date:  February 12, 2003

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

Date: February 12, 2003

                                 /s/ David E. Mangum
                               -----------------------------------------------
                               David E. Mangum
                               Executive Vice President and Chief Financial
                               Officer