Form 10-Q
period 2003-03-31
CHECKFREE CORP \GA\
filed 2003-05-15
CIK 949341

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES  X   NO
                                                      -----    -----
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X   NO
                                               -----    -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 89,232,197 shares of Common Stock, $.01 par value, were outstanding at May 12, 2003.

                                    FORM 10-Q

                              CHECKFREE CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                                                Page No.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Unaudited Condensed Consolidated Balance Sheets                                3
                           June 30, 2002 and March 31, 2003

                      Unaudited Condensed Consolidated Statements of Operations                      4
                           For the Three and Nine Months Ended
                           March 31, 2002 and 2003

                      Unaudited Condensed Consolidated Statements of Cash Flows                      5
                           For the Nine Months Ended
                           March 31, 2002 and 2003

                      Notes to Unaudited Condensed Consolidated                                      6
                           Financial Statements For the Three and Nine Months Ended
                           March 31, 2002 and 2003

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                          15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       31

         Item 4.  Controls and Procedures.                                                          32

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                N/A

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 33

         Signatures.                                                                                34

         Certifications of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.         35


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,            MARCH 31,
                                                                                            2002                 2003
                                                                                      -----------------    -----------------
                                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                       ASSETS

Current assets:
     Cash and cash equivalents................................................             $   115,009         $    177,949
     Investments..............................................................                  90,958               50,399
     Restricted investments...................................................                      --                3,000
     Accounts receivable, net.................................................                  88,030               81,506
     Prepaid expenses and other assets........................................                   8,355               12,378
     Deferred income taxes....................................................                  11,816                8,640
                                                                                      -----------------    -----------------
         Total current assets.................................................                 314,168              333,872
Property and equipment, net...................................................                  95,625              100,570
Other assets:
     Capitalized software, net................................................                  71,845               35,261
     Goodwill, net............................................................                 530,758              529,214
     Strategic agreements, net................................................                 519,275              426,318
     Other intangible assets, net.............................................                  24,609               11,854
     Investments..............................................................                  69,788              135,690
     Restricted investments...................................................                   3,000                   --
     Other noncurrent assets..................................................                   8,409                7,536
                                                                                      -----------------    -----------------
         Total other assets...................................................               1,227,684            1,145,873
                                                                                      -----------------    -----------------
              Total...........................................................             $ 1,637,477         $  1,580,315
                                                                                      =================    =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.........................................................             $    10,049         $      9,679
     Accrued liabilities......................................................                  54,914               54,500
     Current portion of long-term obligations.................................                   5,054                5,291
     Deferred revenue.........................................................                  42,410               39,439
                                                                                      -----------------    -----------------
         Total current liabilities............................................                 112,427              108,909
Accrued rent and other........................................................                   3,019                3,486
Deferred income taxes.........................................................                  39,993                6,216
Long-term obligations - less current portion..................................                   3,877                7,199
Convertible subordinated notes................................................                 172,500              172,500
Stockholders' equity:
     Preferred stock- 50,000,000 authorized shares, $.01 par value;
         no amounts issued or outstanding.....................................                      --                   --
     Common stock- 500,000,000 authorized shares, $.01 par value;
         issued 93,629,718 and 94,654,360 shares, respectively;
         outstanding 88,085,894 and 89,098,536 shares, respectively...........                     881                  891
     Additional paid-in capital...............................................               2,435,310            2,446,426
     Accumulated deficit......................................................              (1,130,405)         (1,165,618)
     Unearned compensation....................................................                    (125)                  --
     Accumulated other comprehensive income...................................                       --                 306
                                                                                      -----------------    -----------------
         Total stockholders' equity...........................................               1,305,661            1,282,005
                                                                                      -----------------    -----------------
              Total...........................................................             $ 1,637,477         $  1,580,315
                                                                                      =================    =================

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  MARCH 31,                           MARCH 31,
                                                       --------------------------------     -------------------------------
                                                           2002              2003               2002              2003
                                                       --------------    --------------     --------------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Processing and servicing.......................       $ 108,603        $  121,899         $  313,056       $  352,398
     License fees...................................           7,085             5,703             18,890           16,647
     Maintenance fees...............................           5,595             6,563             17,804           19,066
     Other..........................................           3,303             7,136             12,849           18,930
                                                       --------------    --------------     --------------    -------------
         Total revenues.............................         124,586           141,301            362,599          407,041
                                                       --------------    --------------     --------------    -------------

Expenses:
     Cost of processing, servicing and support......          66,961            59,103            202,816          177,994
     Research and development.......................          13,464            13,595             43,554           39,104
     Sales and marketing............................          13,142            13,631             43,418           40,582
     General and administrative.....................           9,654             9,656             32,638           28,657
     Depreciation and amortization..................         100,831            57,011            334,863          170,987
     Impairment of intangible assets................              --                --            155,072               --
     Reorganization charge..........................          15,871                --             15,871               --
                                                       --------------    --------------     --------------    -------------
         Total expenses.............................         219,923           152,996            828,232          457,324
                                                       --------------    --------------     --------------    -------------
Loss from operations................................         (95,337)          (11,695)          (465,633)         (50,283)
Interest, net.......................................          (1,272)           (1,589)            (2,987)          (4,055)
Loss on investments.................................              --            (1,297)                --           (3,228)
                                                       --------------    --------------     --------------    -------------
Loss before income taxes and cumulative effect of
     accounting change..............................         (96,609)          (14,581)          (468,620)         (57,566)
Income tax benefit..................................         (19,150)           (6,751)           (87,081)         (25,247)
                                                       --------------    --------------     --------------    -------------
Loss before cumulative effect of accounting
     change.........................................         (77,459)           (7,830)          (381,539)         (32,319)
Cumulative effect of accounting change..............              --                --                 --           (2,894)
                                                       --------------    --------------     --------------    -------------
Net loss............................................       $ (77,459)       $   (7,830)        $ (381,539)      $  (35,213)
                                                       ==============    ==============     ==============    =============

Basic and diluted loss per share:
     Basic and diluted net loss per common share
        before cumulative effect of accounting
        change......................................       $   (0.89)       $    (0.09)        $    (4.37)      $    (0.36)
     Cumulative effect of accounting change.........              --                --                 --            (0.03)
                                                       --------------    --------------     --------------    -------------
     Net loss per common share......................       $   (0.89)       $    (0.09)        $    (4.37)      $    (0.40)
                                                       ==============    ==============     ==============    =============
     Equivalent number of shares....................          87,446            88,949             87,250           88,672
                                                       ==============    ==============     ==============    =============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           ---------------------------------
                                                                                2002              2003
                                                                           ---------------    --------------
                                                                                    (IN THOUSANDS)

Operating activities:
     Net loss........................................................          $ (381,539)       $ (35,213)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
     Depreciation and amortization...................................             334,863          170,987
     Deferred income tax provision...................................             (87,081)         (24,274)
     Impairment of intangible assets.................................             155,072               --
     Non-cash portion of reorganization charge.......................               1,640               --
     Cumulative effect of accounting change..........................                  --            2,894
     Impact of warrants issued to customer...........................                  --             (644)
     Loss on investments.............................................                  --            3,228
     Net loss on disposition of property and equipment...............                  --              426

     Change in certain assets and liabilities:
         Accounts receivable.........................................              14,713            6,524
         Prepaid expenses and other..................................               1,755           (3,301)
         Accounts payable............................................              (2,542)            (370)
         Accrued liabilities and other ..............................               7,968           (1,370)
         Deferred revenue............................................              (4,802)          (2,971)
                                                                           ---------------    --------------
              Net cash provided by operating activities..............              40,047          115,916

Investing activities:
     Purchase of property and software...............................             (17,307)         (20,800)
     Proceeds from sale of property and software.....................                  --              580
     Capitalization of software development costs....................              (3,632)          (3,133)
     Purchase of investments - held to maturity......................             (77,615)         (38,031)
     Proceeds from maturities of investments - held to maturity......              59,169          102,047
     Increase in restricted investments..............................              (3,000)               --
     Purchase of other investments...................................                  --              (85)
     Purchase of investments - available for sale....................                  --         (102,990)
     Proceeds from maturities of investments - available for sale....                  --           10,966
                                                                           ---------------    --------------
              Net cash used in investing activities..................             (42,385)         (51,446)

Financing activities:
     Principal payments under capital lease and other long-term
      obligations....................................................              (3,268)          (9,208)
     Proceeds from sale of stock and exercise of warrants............                 688               --
     Proceeds from stock options exercised...........................               1,576            5,407
     Proceeds from employee stock purchase plan......................               3,146            2,271
                                                                           ---------------    --------------
              Net cash provided by (used in) financing activities....               2,142           (1,530)
                                                                           ---------------    --------------
Net increase (decrease) in cash and cash equivalents.................                (196)          62,940
Cash and cash equivalents:
     Beginning of period.............................................             124,122          115,009
                                                                           ---------------    --------------
     End of period...................................................          $  123,926        $ 177,949
                                                                           ===============    ==============


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                     CHECKFREE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2003

         1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

                  UNAUDITED INTERIM FINANCIAL INFORMATION

                  The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the nine months ended March 31, 2002 and 2003 are not necessarily indicative of the results for the full year.

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

                  RECLASSIFICATIONS

                  Certain reclassifications have been made to the prior year's financial information to conform to the March 31, 2003 presentation.

                  INVESTMENTS

                  During the quarter ended September 30, 2002, the Company began classifying new purchases of investment securities as available-for-sale to allow for more flexibility in cash management. Available-for-sale securities are carried at fair value and changes in fair value are recorded as unrealized gains or losses in accumulated other comprehensive income, a component of stockholders' equity. As of March 31, 2003, investments available-for-sale were $92,024,000 and $92,502,000 at amortized cost and fair value, respectively. Investments available-for-sale represent approximately 49% of the Company's total investment portfolio.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on the Company's results of operations or financial position for the nine months ended March 31, 2003.

                  On July 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on the Company's results of operations or financial position for the nine months ended March 31, 2003.

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

                  In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company had no significant guarantees it was required to disclose under FIN 45. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

                  In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The Company has provided the interim disclosure provisions for this Form 10-Q below. The Company has continued to account for stock-based compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," using the intrinsic value method. Accordingly, the adoption of SFAS 148 had no impact on the Company's results of operations or financial position for the nine months ended March 31, 2003.

                  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans and employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been as follows (in thousands, except per share data):

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 MARCH 31,                         MARCH 31,
                                                      ------------------------------    ------------------------------
                                                          2002              2003            2002              2003
                                                      -------------     ------------    -------------     ------------

    Net loss, as reported..........................       $ (77,459)        $ (7,830)      $ (381,539)       $ (35,213)
    Stock-based compensation included in net loss..              15             (205)              45             (175)
    Stock-based compensation under SFAS 123........          (9,299)          (6,044)         (26,727)         (21,398)
                                                      -------------     ------------    -------------     ------------
              Pro-forma net loss...................       $ (86,743)        $(14,079)      $ (408,221)       $ (56,786)
                                                      =============     ============    =============     ============
     Pro-forma net loss per share:
                                                      -------------     ------------    -------------     ------------
              Basic and diluted...................        $   (0.99)        $  (0.16)      $    (4.67)       $   (0.64)
                                                      =============     ============    =============     ============


                  In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company is in the process of evaluating any effects of this new statement.

2.       STRATEGIC AGREEMENT

                  As a result of the strategic agreement signed with Bank of America in October 2000, Bank of America owned approximately 11.4% and 9.5% of the Company as of June 30, 2002 and March 31, 2003, respectively, and is considered a related party. The following amounts related to Bank of America are included in the Company's consolidated financial statements for the periods indicated (in thousands):

                                                                                      JUNE 30,      MARCH 31,
                                                                                        2002          2003
                                                                                     ----------    -----------
Current assets:
        Accounts receivable, net ..................................................   $22,632        $18,619
                                                                                      -------        -------
               Total current assets ...............................................   $22,632        $18,619
                                                                                      =======        =======
Current liabilities:
        Accrued liabilities .......................................................   $   808        $ 3,594
        Deferred revenues .........................................................       824            870
                                                                                      -------        -------
               Total current liabilities ..........................................   $ 1,632        $ 4,464
                                                                                      =======        =======






                                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                       MARCH 31,          MARCH 31,
                                                                                  -----------------   -----------------
                                                                                    2002      2003      2002      2003
                                                                                  -------   -------   -------   -------
Revenues from Bank of America:
     Processing and servicing .................................................   $14,960   $23,535   $41,530   $62,556
     License ..................................................................       168       361       168       553
     Maintenance fees .........................................................       224       269       461       441
     Other ....................................................................       105     2,326       135     3,975
                                                                                  -------   -------   -------   -------
               Total revenues .................................................   $15,457   $26,491   $42,294   $67,525
                                                                                  =======   =======   =======   =======

                                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                       MARCH 31,          MARCH 31,
                                                                                  -----------------   -----------------
                                                                                    2002      2003      2002      2003
                                                                                  -------   -------   -------   -------
Expenses incurred to Bank of America:

      Cost of processing, servicing and support ...............................   $ 7,473   $  --     $19,392   $     4
                                                                                  -------   -------   -------   -------
               Total expenses .................................................   $ 7,473   $  --     $19,392   $     4
                                                                                  =======   =======   =======   =======


                  Revenues and accounts receivable relate to all segments of the Company, but primarily to electronic billing and payment services provided to Bank of America. Cost of processing expenses relate to reimbursements to Bank of America in connection with a transition services agreement in place while the Company completed the conversion of Bank of America customers to its processing platform. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for additional information regarding the Company's transactions with Bank of America.

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

                  Upon adoption of SFAS 142, the Company transferred $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill, discontinued the amortization of goodwill and was required to perform a transitional impairment test. This impairment test required the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and
(3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then additional testing was required to determine if the goodwill carried on the balance sheet was impaired. After completing step one of the transitional impairment test, the Company determined that goodwill associated with its i-Solutions reporting unit, a unit within the Company's Software segment, was potentially impaired.

                  The amount of goodwill impairment was then determined through an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the i-Solutions reporting unit was compared to the fair value of the reporting unit, with the residual amount being the fair value assigned to goodwill. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of the future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit's projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market or income approach, as appropriate, for each individual asset or liability. The resulting impairment charge of $2,894,000 was recorded in the three months ended September 30, 2002, and is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2003.

                  The following table adjusts net loss and net loss per share for the impact of the implementation of SFAS 142 as follows (in thousands, except per share data):

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      MARCH 31,                    MARCH 31,
                                                             --------------------------    ------------------------
                                                                 2002           2003           2002          2003
                                                             ------------    ----------    -----------    ---------

Loss before cumulative effect of accounting change ......... $    (77,459)   $   (7,830)   $  (381,539)   $ (32,319)
Cumulative effect of accounting change .....................         --            --             --         (2,894)
                                                             ------------    ----------    -----------    ---------
Net loss ...................................................      (77,459)       (7,830)      (381,539)     (35,213)
Add back:  goodwill amortization, net of tax ...............       41,742          --          141,360          --
                                                             ------------    ----------    -----------    ---------
Adjusted net loss .......................................... $    (35,717)   $   (7,830)   $  (240,179)   $ (35,213)
                                                             ============    ==========    ===========    =========

Basic and diluted net loss per share:
     Basic and diluted net loss per common share before
         cumulative effect of accounting
         change ............................................ $      (0.89)   $   (0.09)     $    (4.37)   $   (0.36)
     Cumulative effect of accounting change ................         --            --             --          (0.03)
                                                             ------------    ----------    -----------    ---------
     Net loss per common share .............................        (0.89)        (0.09)         (4.37)       (0.40)
     Goodwill amortization, net of tax .....................         0.48          --             1.62          --
                                                             ------------    ----------    -----------    ---------
     Adjusted basic and diluted net loss per share ......... $      (0.41)   $    (0.09)    $    (2.75)   $   (0.40)
                                                             ============    ==========    ===========    =========


         The components of the Company's various amortizing intangible assets are as follows (in thousands):

                                                                                          JUNE 30,      MARCH 31,
                                                                                            2002           2003
                                                                                          --------       --------
Capitalized software:
       Product technology from acquisitions and strategic agreement ...................   $166,578       $166,578
       Internal development costs .....................................................     24,946         28,014
                                                                                          --------       --------
                Total .................................................................    191,524        194,592
                Less:  accumulated amortization .......................................    119,679        159,331
                                                                                          --------       --------
                Capitalized software, net .............................................   $ 71,845       $ 35,261
                                                                                          ========       ========

Strategic agreements:
       Strategic agreements ...........................................................   $744,424       $744,424
       Less:  accumulated amortization ................................................    225,149        318,106
                                                                                          --------       --------
                Strategic agreements, net .............................................   $519,275       $426,318
                                                                                          ========       ========

Other intangible assets:
       Workforce(1) ...................................................................   $ 11,944       $   --
       Tradenames .....................................................................     47,968         47,968
       Customer base ..................................................................     45,358         45,358
       Covenants not to compete .......................................................      1,200          1,200
                                                                                          --------       --------
                Total .................................................................    106,470         94,526
       Less:  accumulated amortization ................................................     81,861         82,672
                                                                                          --------       --------
                Other intangible assets, net ..........................................   $ 24,609       $ 11,854
                                                                                          ========       ========

(1) As of July 1, 2002, in accordance with SFAS 142, the Company reclassified its workforce intangibles, net of accumulated amortization, into goodwill.

Amortization of intangible assets totaled $47,664,000 and $143,408,000 for the three months and nine months ended March 31, 2003, respectively. Amortization expense for the year ended June 30, 2003, and the next four fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
     2003.....................................       $190,488
     2004.....................................        143,438
     2005.....................................        130,831
     2006.....................................         43,346
     2007.....................................         25,716

                  As of March 31, 2003, the Company's only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment for the nine months ended March 31, 2003, were as follows (in thousands):

                                                   ELECTRONIC                         INVESTMENT
                                                    COMMERCE          SOFTWARE         SERVICES           TOTAL
                                                  --------------    -------------    -------------    --------------
Balance as of June 30, 2002......................      $ 503,255         $ 16,116         $ 11,387         $ 530,758
Reclassification of workforce, net of tax........            483              867               --             1,350
Impairment loss from adoption of SFAS 142........            --            (2,894)              --            (2,894)
                                                  --------------    -------------    -------------    --------------
Balance as of March 31, 2003.....................      $ 503,738         $ 14,089         $ 11,387         $ 529,214
                                                  ==============    =============    =============    ==============


         4.       INVESTMENTS

                  The Company has certain investments which are accounted for under the cost method. These investments are periodically evaluated to determine if any decline in value is other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. During the nine months ended March 31, 2003, the Company determined that the decline in value of certain of these investments was other than temporary. In making that determination, the Company considered the fact that the market value of certain investments had been below the Company's basis for a period of time exceeding six months, as well as other financial and operating trends of the respective companies. The resulting loss of $3,228,000 is reflected in loss on investments in the accompanying Unaudited Condensed Consolidated Statement of Operations.

         5.       COMMON STOCK

                  In the nine months ended March 31, 2003, the Company issued stock for various employee benefit programs. The Company issued 402,102 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2002, and 256,423 shares of common stock in conjunction with its associate stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

                  In November 2002, the Company's stockholders approved the 2002 Stock Incentive Plan (the "2002 Plan"). Under the provisions of the 2002 Plan, the Company may grant incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock to certain key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of the Company's Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. The 2002 Plan will replace the Company's 1995 Stock Option Plan (the "1995 Plan") going forward, except that the 1995 Plan will continue to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. Additionally, the Company's stockholders approved an increase in the number of shares reserved and available for sale under the 1997 Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares.

         6.       STOCK-RELATED TRANSACTIONS WITH THIRD PARTIES

                  In October 1999, the Company entered into an agreement with one of its customers whereby the customer purchased 250,000 shares of the Company's stock, has been issued warrants on 1,000,000 shares, and has the ability to earn warrants on up to 2,000,000 additional shares. All warrants contain a strike price of $39.25 and were exercisable on September 15, 2002, contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002. During the quarter ended September 30, 2002, the Company recorded a non-cash increase in revenue of $644,000, reflecting the portion of the warrants earned during the quarter and the final fair value of the one million warrants that vested on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation. Under the provisions of EITF 01-9, "Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," the non-cash charge of $2,748,000 was recorded as a reduction of revenue, and the non-cash adjustment of $644,000 was recorded as an increase to revenue.

         7.       EARNINGS PER SHARE

                  The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands except per share data):

                                                           FOR THE THREE MONTHS ENDED
                        -------------------------------------------------------------------------------------------------
                                        MARCH 31, 2002                                     MARCH 31, 2003
                        -----------------------------------------------     ---------------------------------------------
                                                                 PER-                                             PER-
                              LOSS             SHARES           SHARE           LOSS             SHARES          SHARE
                           (NUMERATOR)      (DENOMINATOR)       AMOUNT       (NUMERATOR)     (DENOMINATOR)       AMOUNT
                         ---------------    --------------     --------     -------------    ---------------    ---------
Basic EPS..........          $ (77,459)            87,446      $(0.89)        $  (7,830)             88,949     $ (0.09)
                                                               ========                                         =========
Effect of dilutive
securities:

  Options and                                                                         --                 --
    warrants.......                  --                --
                          --------------    --------------                  -------------    ---------------
Diluted EPS........          $ (77,459)            87,446      $(0.89)        $  (7,830)             88,949     $ (0.09)
                          ==============    ==============     ========     =============    ===============    =========


                                                            FOR THE NINE MONTHS ENDED
                          -------------------------------------------------------------------------------------------------
                                         MARCH 31, 2002                                     MARCH 31, 2003
                          -----------------------------------------------     ---------------------------------------------
                                                                  PER-                                             PER-
                               LOSS             SHARES           SHARE           LOSS             SHARES          SHARE
                            (NUMERATOR)      (DENOMINATOR)       AMOUNT       (NUMERATOR)     (DENOMINATOR)       AMOUNT
                          ---------------    --------------     --------     -------------    ---------------    ---------
Basic EPS..........          $ (381,539)            87,250      $(4.37)       $  (35,213)             88,672     $ (0.40)
                                                                ========                                         =========
Effect of dilutive
securities:

  Options and                                                                          --                 --
    warrants.......                   --                --
                           --------------    --------------                  -------------    ---------------
Diluted EPS........          $ (381,539)            87,250      $(4.37)       $  (35,213)             88,672     $ (0.40)
                           ==============    ==============     ========     =============    ===============    =========


                  Anti-dilution provisions of SFAS 128, "Earnings Per Share," require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income for the periods presented, an additional 2,262,000, 3,280,000, 3,973,000 and 1,923,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the three and nine months ended March 31, 2002 and 2003, respectively. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 464,000, 926,000, 1,082,000 and 342,000 for the three and nine months ended March 31, 2002 and 2003, respectively.

                  The weighted average diluted common shares outstanding for the three and nine months ended March 31, 2002 and 2003, also exclude the effect of approximately 8,508,000, 6,695,000, 6,481,000 and 8,030,000 of out-of-the-money options and warrants, respectively, and the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, the after-tax effect of interest expense on the convertible subordinated notes of approximately $1,592,000 for the three months ended March 31, 2002 and 2003, and $5,066,000 for the nine months ended March 31, 2002 and 2003, has not been added back to the numerator, as its effect would be anti-dilutive.

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

                  As a result of these actions, during the year ended June 30, 2002, the Company recorded reorganization charges and established a reorganization reserve for certain charges related to the reorganization plan. A summary related to the reorganization reserve for the nine months ended March 31, 2003, is as follows (in thousands):

                                                               REORGANIZATION               REORGANIZATION
                                                                 RESERVE AT       CASH       RESERVE AT
                                                                JUNE 30, 2002    PAYMENTS   MARCH 31, 2003
                                                                -------------    --------   --------------
Severance and other employee costs .............................   $ 4,701       $(4,665)       $    36
Office closure and business exit costs .........................     3,028        (2,143)           885
Other exit costs ...............................................        71           (61)            10
                                                                   -------       -------        -------
     Total .....................................................   $ 7,800       $(6,869)       $   931
                                                                   =======       =======        =======

                  In conjunction with the reorganization activities described above, the Company revised the estimated useful lives of Existing Product Technology and Customer Base intangible assets related to the product lines that are to be discontinued from its Mobius Group acquisition. This resulted in additional amortization expense of $242,000 and $1,035,000 for the three and nine months ended March 31, 2003, respectively, which represents an after-tax impact of $145,000 and $621,000 for the same periods. There was no impact to earnings per share for the three months ended March 31, 2003, and the impact to earnings per share was $(0.01) for the nine months ended March 31, 2003.

         9.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           --------------------
                                                                                              2002       2003
                                                                                           ---------   --------
Interest paid ..................................................................           $   6,300   $  6,192
                                                                                           =========   ========
Income taxes paid ..............................................................           $      49   $  1,951
                                                                                           =========   ========
Supplemental disclosure of non-cash investing and financing activities:

     Capital  lease additions and purchase of other long-term assets............           $      --   $ 13,017
                                                                                           =========   ========
     Stock funding of 401(k) match ............................................            $   3,621   $  3,229
                                                                                           =========   ========
     Stock funding of Associate Stock Purchase Plan ............................           $   4,434   $  3,272
                                                                                           =========   ========

         10.      COMPREHENSIVE LOSS

                  The Company began investing in available-for-sale securities during the quarter ended September 30, 2002. Available-for-sale securities are recorded at fair value and changes in fair value are recorded as unrealized gains or losses and accumulated in other comprehensive income. As a result, the Company is required to report the components of comprehensive loss which are as follows (in thousands):

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 MARCH 31,                        MARCH 31,
                                                      -----------------------------     -----------------------------
                                                          2002             2003              2002            2003
                                                      -------------    ------------     -------------    ------------

Net loss...........................................   $     (77,459)   $     (7,830)    $    (381,539)   $    (35,213)
Net unrealized gains (losses) on investment
    securities available-for-sale, net of tax......              --              (7)               --             306
                                                      -------------    ------------     -------------    ------------
Comprehensive loss.................................   $     (77,459)   $     (7,837)    $    (381,539)   $    (34,907)
                                                      =============    ============     =============    ============


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

                  The following sets forth certain financial information attributable to the Company's business segments for the three months and nine months ended March 31, 2002 and 2003 (in thousands):


                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              MARCH 31,                 MARCH 31,
                                                                       ----------------------    ----------------------
                                                                          2002         2003         2002         2003
                                                                       ---------    ---------    ---------    ---------
Revenues:
     Electronic Commerce ............................................  $  89,773    $ 104,521    $ 260,240    $ 299,337
     Investment Services ............................................     20,014       20,439       59,111       60,907
     Software .......................................................     14,799       16,341       43,248       46,797
                                                                       ---------    ---------    ---------    ---------
              Total .................................................  $ 124,586    $ 141,301    $ 362,599    $ 407,041
                                                                       =========    =========    =========    =========

Segment operating income (loss):

      Electronic Commerce ...........................................  $   9,390    $  31,881    $  16,444    $  83,419
      Investment Services ...........................................      6,882        5,642       17,717       16,269
      Software ......................................................      2,539        5,116        3,229       12,139
      Corporate .....................................................     (7,984)      (8,344)     (27,359)     (24,450)
                                                                       ---------    ---------    ---------    ---------
              Total .................................................     10,827       34,295       10,031       87,377
Purchase accounting amortization ....................................    (90,293)     (45,990)    (304,721)    (138,304)
Impairment of intangible assets .....................................         --           --     (155,072)          --
Reorganization charge ...............................................    (15,871)          --      (15,871)          --
Impact of warrants ..................................................         --           --           --          644
Loss on investments .................................................         --       (1,297)          --       (3,228)
Interest, net .......................................................     (1,272)      (1,589)      (2,987)      (4,055)
                                                                       ---------    ---------    ---------    ---------
         Total loss before income taxes and cumulative
              effect of accounting change ...........................  $ (96,609)   $ (14,581)   $(468,620)   $ (57,566)
                                                                       =========    =========    =========    =========

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

         We operate our business through three independent but inter-related divisions:

         -        Electronic Commerce;

         -        Investment Services; and

         -        Software.

         Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2002, we processed approximately 316 million electronic payments and delivered approximately 9.8 million electronic bills. For the quarter ended March 31, 2003, we processed nearly 112 million electronic payments and delivered over 8.8 million electronic bills. As of March 31, 2003, there were over nine million consumers initiating payments via CheckFree-supported technology. The number of transactions we process each year continues to grow. Growth in the number of transactions processed exceeded 36% for the year ended June 30, 2002, and 36% for the quarter ended March 31, 2003, against the same periods in the prior year. The Electronic Commerce division accounted for approximately 72% of our fiscal 2002 revenue and approximately 74% of total revenue for the nine months ended March 31, 2003.

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

         We have developed our own open infrastructure, known as Genesis, to process electronic bills and payments. The Genesis system is accessed by CSPs using various Web-based applications. In March 2001, we introduced our latest application for electronic billing and payments -- "WebPay for Consumers" (or WebPay 3.2), which added to our core product the ability for consumers to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to receive money. WebPay 3.2 helps consumers automate the complete process of viewing and paying bills -- they can receive bills online and pay those bills online, too. WebPay 3.2 also allows the consumer to "Pay Anyone" electronically -- from a child in college, to a lawn care or other service provider, to a friend, using the Genesis system. We now have 842 CSPs offering full electronic billing and payment as the number of sites where consumers can both view and pay bills continues to increase.

         Through our Investment Services division, we provide a range of outsourced portfolio management services to help more than 250 institutions deliver portfolio management, performance measurement and reporting services to their clients. As of March 31, 2003, our clients used the CheckFree APL Portfolio Accounting System to manage about 1.2 million portfolios totaling more than $500 billion in assets. The Investment Services division accounted for approximately 16% of our fiscal 2002 revenue and approximately 15% of total revenue for the nine-month period ended March 31, 2003.

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

         -        Depository Trust Corporation interfacing;

         -        billing functions; and

         -        system and data security.

         In addition to our APL and APL Wrap portfolio management products, our Investment Services division also offers investment performance and reporting products and services. Marketed under the names M-Search and M-Watch, these products are a result of the acquisition of Mobius Group, Inc. in March 1999.

         Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. The Software division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation's eight billion Automated Clearing House (ACH) payments. The CheckFree Financial and Compliance Solutions (CFACS) unit enables organizations to handle their reconciliation and compliance requirements. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounted for approximately 12% of our fiscal 2002 revenue and 11% of total revenue for the nine months ended March 31, 2003.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                                MARCH 31,          MARCH 31,
                                                                            ----------------   ----------------
                                                                             2002      2003     2002      2003
                                                                            -------   ------   ------    ------

Total Revenues: ........................................................      100.0%   100.0%   100.0%    100.0%

Expenses:
   Cost of processing, servicing and support ...........................       53.8%    41.8%    55.9%     43.7%
   Research and development ............................................       10.8%     9.6%    12.0%      9.6%
   Sales and marketing .................................................       10.6%     9.7%    12.0%     10.0%
   General and administrative ..........................................        7.7%     6.8%     9.0%      7.0%
   Depreciation and amortization .......................................       80.9%    40.3%    92.4%     42.0%
   Impairment of intangible assets .....................................       --       --       42.8%     --
   Reorganization Charge ...............................................       12.7%    --        4.4%     --
                                                                           --------   ------   ------    ------
          Total expenses ...............................................      176.5%   108.3%   228.4%    112.4%
                                                                           --------   ------   ------    ------

Loss from operations ...................................................     -76.5%    -8.3%   -128.4%   -12.4%

Interest, net ..........................................................      -1.0%    -1.1%    -0.8%     -1.0%
Loss on investments ....................................................       --      -0.9%     --       -0.8%
                                                                           --------   ------   ------    ------

Loss before income taxes and cumulative
   effect of accounting change .........................................     -77.5%   -10.3%   -129.2%   -14.1%

Income tax benefit .....................................................     -15.4%    -4.8%   -24.0%     -6.2%
                                                                           --------   ------   ------    ------
Loss before cumulative effect of accounting
    change .............................................................     -62.2%    -5.5%   -105.2%    -7.9%
Cumulative effect of accounting change .................................       --       --       --       -0.7%
                                                                           --------   ------   ------    ------
Net loss ...............................................................     -62.2%    -5.5%   -105.2%    -8.6%
                                                                           ========   ======   ======    ======


         Revenues. Total revenue increased by $16.7 million, or 13%, from $124.6 million for the three months ended March 31, 2002, to $141.3 million for the three months ended March 31, 2003, and by $44.4 million, or 12%, from $362.6 million for the nine months ended March 31, 2002, to $407.0 million for the nine months ended March 31, 2003. Quarter over quarter revenue growth is driven by 16% growth in our Electronic Commerce business, 10% growth in our Software business and 2% growth in our Investment Services business. Year over year revenue growth is driven by 15% growth in our Electronic Commerce business, 8% growth in our Software business and 3% growth in our Investment Services business.

         Growth in our Electronic Commerce business was driven primarily by an increase in transactions processed from 82.0 million for the three months ended March 31, 2002, to 111.9 million for the three months ended March 31, 2003, and from 227.8 million for the nine months ended March 31, 2002, to 313.6 million for the nine months ended March 31, 2003. Please refer to the SEGMENT INFORMATION section of this report, Electronic Commerce division, for analysis of changes in the mix of business inherent in our transaction growth. Additionally, revenue related to minimum guarantees from Microsoft and First Data Corporation have increased by $2.3 million on a quarter over quarter basis, and by $6.8 million on a year over year basis. Growth in Electronic Commerce revenue has been dampened somewhat by a decrease in interest rates, which has negatively impacted our interest sensitive offerings, such as our account balance transfer product, and further by certain of our larger customers transferring payment volume to an in-house solution over the past two quarters.

         Growth in our Investment Services and Software businesses has been dampened by poor economic conditions. Portfolios managed within Investment Services have remained relatively flat over the past several quarters, as investors reducing stock holdings have offset new portfolio growth. Our pricing in Investment Services is primarily based on portfolios managed, and as a result, we have experienced less than historical revenue growth in this business. We expect this trend to continue until stock market performance improves. We have also experienced modest growth in our Software businesses, as the recession continues and customers take longer than normal to evaluate discretionary investment-spending alternatives such as third party software product offerings. In the quarter ended December 31, 2002, we sold more software licenses than we expected and we began work on a large software services contract that extended through the March 31, 2003 quarter. The combination of these events provided a near term boost to Software revenue; however, until the economy begins to rebound, we expect to experience modest growth in our Software business as well.

         Our processing and servicing revenue increased by $13.3 million, or 12%, from $108.6 million for the three months ended March 31, 2002, to $121.9 million for the three months ended March 31, 2003, and by $39.3 million, or 13%, from $313.1 million for the nine months ended March 31, 2002, to $352.4 million for the nine months ended March 31, 2003. We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. As previously mentioned, portfolios managed have remained basically flat over the past several quarters and as a result, we have seen only modest growth in processing and servicing revenue from our Investment Services business. Growth in processing and servicing revenue has therefore come primarily from the aforementioned growth in transactions processed within our Electronic Commerce business. Additionally, we delivered over 8.8 million electronic bills in the quarter ended March 31, 2003, as compared to 3.1 million in the same period last year. As part of our acquisition of TransPoint in September 2000, we entered into agreements with Microsoft and First Data Corporation, both of which include monthly minimum revenue guarantees that increase annually over the five-year term of the agreements. We are operating below the minimum levels in both agreements and, as a result of the increased minimum levels, revenue from Microsoft and First Data Corporation grew by $2.3 million from the three months ended March 31, 2002, to the three months ended March 31, 2003, and by $6.8 million from the nine months ended March 31, 2002, to the nine months ended March 31, 2003. Reductions in interest yields from this time last year have had a dampening effect on our interest sensitive products such as our account balance transfer offering, which has offset further growth in Electronic Commerce processing and servicing revenue. Furthermore, our largest customer reached a pricing milestone late in the quarter ended December 31, 2002, which reduced our revenue per subscriber for that customer by approximately 15%, and we expect a similar reduction when the same customer reaches another pricing milestone in the quarter ended June 30, 2003. We reflected the full impact of the first pricing change in the quarter ended March 31, 2003, and will see the impact from the second change in the quarter ended June 30, 2003.

         At the end of our 2002 fiscal year, we introduced a series of transaction-based metrics that are designed to help investors better understand trends in our revenue base. We offer two basic levels of electronic billing and payment services to our customers. Customers that use our Full Service offering outsource all, or a portion of, their electronic billing and payment process to us. For instance, a Full Service customer might not use a CheckFree hosted user interface, but still use our full array of services, including payment processing, payment warehouse, claims processing, e-Bill, on-line proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer may build its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer's servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services. Additionally, within the Payment Services offering, we offer services to billers for electronic bill delivery and hosting services, as well as other payments services such as account balance transfer.

         A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services.

         As we have previously reported, three of our larger customers, all of whom were original principals of a consortium known as Spectrum, have announced intentions of creating or using an in-house payment warehouse for routing bill payment transactions, and each are in various stages of this transition process. For payment processing services, each of the three principal banks participating in the Spectrum consortium signed a multi-year transaction processing agreement in August 2000 with Metavante, a payment processing division of Marshall and Ilsley Corporation (M&I), which included guaranteed minimum transaction levels during the contract period. As a result, each of these banks is working on diverting payment transactions from CheckFree in order to meet these minimum requirements. J.P. Morgan Chase ("Chase"), which has historically maintained an in-house payment warehouse as a Payment Services customer of CheckFree, moved all of its internet-based bill payment transactions, except for those processed through personal financial management (PFM) programs such as Intuit's Quicken or Microsoft Money, to Metavante during the quarter ended December 31, 2002. Wells Fargo has begun directing new electronic bill payment customers onto its in-house system and began routing some payments from existing customers to Metavante during the quarter ended March 31, 2003. Wachovia recently initiated its in-house payment warehouse and has begun migrating legacy Wachovia bill pay customers, on a state-by-state basis, onto its in-house system. We plan to work with both Wells Fargo and Wachovia to integrate their in-house payment systems with CheckFree. Wells Fargo announced in April 2003 that, together, we have enabled their in-house system with e-Bill capability. For reference purposes, Wells Fargo currently operates as a Payment Services customer while Wachovia operates as a Full Service customer.

         We understand that a fourth bank customer, Bank One, intends to move its electronic payment processing to an in-house payment warehouse as well. Bank One has started processing its own "on us" payments at this time and we expect to see transaction volumes trail off over time as they fully enable their system and take payment processing in-house. An "on us" payment involves a bank customer that pays a same-bank credit card, mortgage loan, auto loan, or other similar payment without using a third party payment processor.

         We believe that the complexity and costs of building, supporting, and hosting an in-house payment warehouse and user interface are substantial, and execution is likely limited to a few large banks. Regardless, we expect to compete for payment transaction volume from banks that ultimately choose an in-house payment routing alternative.

         Our license fee revenue decreased by $1.4 million, or 20%, from $7.1 million for the three months ended March 31, 2002, to $5.7 million for the three months ended March 31, 2003, and by $2.3 million, or 12%, from $18.9 million for the nine months ended March 31, 2002, to $16.6 million for the nine months ended March 31, 2003. License revenue is derived by our Software business. The recessionary economy continues to cause potential customers to extend their evaluation time on discretionary spending for items such as software products which has resulted in slower than normal software license sales. We expect this trend to continue until the economy begins to rebound.

         Our maintenance fee revenue increased by $1.0 million, or 17%, from $5.6 million for the three months ended March 31, 2002, to $6.6 million for the three months ended March 31, 2003, and by $1.3 million, or 7%, from $17.8 million for the nine months ended March 31, 2002, to $19.1 million for the nine months ended March 31, 2003. Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales. When combining decreases in new license sales, customer retention rates of at least 80% across all of our Software business units and moderate price increases on a year over year basis, the result is a modestly growing maintenance base. Although we defer revenue recognition on maintenance billings until cash is collected, which can cause quarter-to-quarter fluctuations in maintenance revenue, until license sales regain historical growth rates, we expect to continue to see moderate growth in maintenance in the near term.

         Our other revenue increased by $3.8 million, or 116%, from $3.3 million for the three months ended March 31, 2002, to $7.1 million for the three months ended March 31, 2003, and by $6.1 million, or 47%, from $12.8 million for the nine months ended March 31, 2002, to $18.9 million for the nine months ended March 31, 2003. Other revenue consists primarily of consulting and implementation fees across all three of our business segments. The primary driver of growth in this area is a consulting services project we are engaged in with a large bank customer within our ACH software business unit. This project is expected to continue throughout the remainder of fiscal 2003.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $67.0 million, or 53.8% of total revenue, for the three months ended March 31, 2002, and was $59.1 million, or 41.8% of total revenue, for the three months ended March 31, 2003. Cost of processing, servicing and support was $202.8 million, or 55.9% of total revenue, for the nine months ended March 31, 2002, and was $178.0 million, or 43.7% of total revenue, for the nine months ended March 31, 2003. Cost of processing, servicing and support as a percentage of processing and servicing only revenue (total revenue less license fees) was 57.0% for the three months ended

March 31, 2002 versus 43.6% for the three months ended March 31, 2003, and was 59.0% for the nine months ended March 31, 2002 versus 45.6% for the nine months ended March 31, 2003. The largest single factor resulting in the decline in processing and servicing costs, in light of growth in processing and servicing revenue, was platform consolidation in our Electronic Commerce business. For most of fiscal 2002, we were maintaining three redundant payment-processing platforms. Through December 2001, we were converting Bank of America subscribers from the legacy Bank of America processing platform we purchased in October 2000 and, through March 2002, we maintained the redundant system to close out remaining customer care inquiries and claims, at which time we retired the redundant processing platform. Throughout this period, we paid Bank of America to run and maintain the platform for us. Once we retired the Bank of America system, we were able to close our customer care facility in San Francisco on April 30, 2002, and our Houston customer care facility in the month ended June 30, 2002. Additionally, as we migrated all but a few CSPs off of our legacy Austin processing platform onto Genesis by the end of June 2002, we closed our Austin office as well. The combination of platform consolidation and office closings eliminated approximately $6.0 million of redundant quarterly processing and servicing costs in the Electronic Commerce business. Additionally, our electronic payment rate has improved from approximately 70% for the three months ended March 31, 2002, to over 74% for the three months ended March 31, 2003. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim. We continue to invest in additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive improvements in our total cost per transaction. During the quarter ended December 31, 2002, we hired additional customer care resources in expectation of seasonally high call volumes that have historically taken place after the holiday season. This year, however, we did not experience such higher call volumes. As a result, we had a modest spike in processing costs in the December 31, 2002 quarter that we managed to a lower cost during this quarter, in spite of transaction growth. We expect our efforts toward greater efficiency and quality to continue to result in further improvement in cost per transaction in future periods.

         Research and Development. Our research and development costs were $13.5 million, or 10.8% of total revenue, for the three months ended March 31, 2002, and $13.6 million, or 9.6% of total revenue, for the three months ended March 31, 2003. Research and development costs were $43.6 million, or 12.0% of total revenue, for the nine months ended March 31, 2002, and $39.1 million, or 9.6% of total revenue, for the nine months ended March 31, 2003. On March 19, 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all areas of the company, including research and development. Although the absolute dollar value of research and development may vary somewhat from quarter to quarter, the reduction in workforce resulted in savings on a year over year basis. We continue to invest significantly in product enhancement and quality improvement programs in all three of our businesses.

         Sales and Marketing. Our sales and marketing costs were $13.1 million, or 10.6% of total revenue, for the three months ended March 31, 2002, and were $13.6 million, or 9.7% of total revenue, for the three months ended March 31, 2003. Our sales and marketing costs were $43.4 million, or 12.0% of total revenue, for the nine months ended March 31, 2002, and were $40.6 million, or 10.0% of total revenue, for the nine months ended March 31, 2003. During the current fiscal year we introduced new relationship management and account management positions in our Investment Services business, which is the primary factor in the increase in sales and marketing costs on quarter over quarter basis. The previously mentioned reorganization announced on March 19, 2002, however, impacted sales and marketing resources as well, and resulted in a year over year reduction in costs in this area. We closed our i-Solutions office in Ann Arbor as part of the restructuring. While other business units were impacted by the reorganization, this was the primary factor in lower year over year sales and marketing costs.

         General and Administrative. Our general and administrative costs were $9.7 million, or 7.7% of total revenue, for the three months ended March 31, 2002, and were $9.7 million, or 6.8% of total revenue, for the three months ended March 31, 2003. Our general and administrative costs were $32.6 million, or 9.0% of total revenue, for the nine months ended March 31, 2002, and were $28.7 million, or 7.0% of total revenue, for the nine months ended March 31, 2003. We continue to carefully manage our corporate expenses, resulting in expected leverage in overhead costs.

         Depreciation and Amortization. Depreciation and amortization costs decreased from $100.8 million for the three months ended March 31, 2002, to $57.0 million for the three months ended March 31, 2003. Depreciation and amortization costs decreased from $334.9 million for the nine months ended March 31, 2002 to $171.0 million for the nine months ended March 31, 2003. In July 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for possible impairment. We will continue to amortize all other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, over their respective useful lives. As a result of the change, amortization from acquisition related intangible assets has decreased from $90.3 million for the three months ended March 31, 2002, to $46.0 million for the three months ended March 31, 2003, and from $304.7 million for the nine months ended March 31, 2002, to $138.3 million for the nine months ended March 31, 2003. Underlying depreciation and amortization from operating fixed assets and internally developed product costs has increased from $10.5 million for the three months ended March 31, 2002, to $11.0 million for the three months ended March 31, 2003, and from $30.1 million for the nine months ended March 31, 2002, to $32.7 million for the nine months ended March 31, 2003. The increase in non-acquisition related depreciation and amortization is the result of continued investment in new product innovations and fixed assets necessary to support the continued growth of the company.

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

         As part of the acquisition of TransPoint in September 2000, we were contractually required to maintain the TransPoint operating technology for up to three years for any customer that wished to remain on the system. When valuing the TransPoint assets, we established an intangible asset for current technology and assigned it a three-year life. By December 31, 2001, we had migrated all of the subscribers, billers and CSPs to our Genesis platform and the last of our international partners gave notice of their intention to cancel their maintenance agreement with us during the December 2001 quarter. Additionally, we had recently concluded that components of the TransPoint technology were not compatible with current or future planned initiatives. We viewed these as triggering events that required the evaluation of possible impairment per SFAS
121. Our overall testing indicated that there was no impairment of the TransPoint assets in general; however, we then evaluated SFAS 121 requirements related to the retirement of assets and identified two technologies for which we had no future use. We retired these two technologies, resulting in a charge of $47.7 million in the quarter ended December 31, 2001.

         Reorganization Charge. In January 2002, we announced our plans to close our customer care facility in San Francisco, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. On March 19, 2002, we further announced the closing of our Houston and Austin, Texas offices, our Ann Arbor, Michigan office and our Singapore office, combined with a net reduction in force totaling 450 employees. As a result of those actions, we incurred a charge of $15.9 million consisting primarily of severance and related employee benefits and lease termination fees. We accounted for these actions in accordance with Emerging Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Through March 31, 2003, we have not incurred a material change in actual costs from our initial estimates.

         Interest. Net interest decreased from net interest expense of $1.3 million for the three months ended March 31, 2002, to net interest expense of $1.6 million for the three months ended March 31, 2003. Net interest decreased from net interest expense of $3.0 million for the nine months ended March 31, 2002, to net interest expense of $4.1 million for the nine months ended March 31, 2003. Net interest is composed of interest income, offset by interest expense.

         Interest income decreased from $1.9 million for the three months ended March 31, 2002, to $1.6 for the three months ended March 31, 2003, and decreased from $6.6 million for the nine months ended March 31, 2002, to $5.7 million for the nine months ended March 31, 2003. A significant increase in average invested balances has been more than offset by a 90 basis point decrease in average yields on a quarter over quarter and year over year bases.

         Interest expense increased slightly from $3.1 million for the three months ended March 31, 2002, to $3.2 million for the three months ended March 31, 2003, and from $9.6 million for the nine months ended March 31, 2002, to $9.8 million for the nine months ended March 31, 2003. The increase in interest expense is due primarily to an increase in long-term lease obligations since last year. Anchored by the fixed rate of 6.5% on our $172 million of outstanding convertible debt, average interest rates have remained stable for us over these periods.

         Loss on Investments. Due primarily to a decline in the market value of one of our investments in a private imaging company, which has been below our book value for over six months, we judged this to be an "other than temporary" decline in the market value and, accordingly, in the quarter ended March 31, 2003, we recorded a charge of $1.3 million to reflect the loss. Due to a decline in the market value of our investment in Billserv Inc., which had been below our book basis for over six months at the time, we also judged this to be an "other than temporary" decline in the investment and in the quarter ended December 31, 2002, we recorded a charge of $1.9 million to reflect the loss.

         Income Taxes. We recorded an income tax benefit of $19.2 million, with an effective rate of 19.8%, for the three months ended March 31, 2002, and an income tax benefit of $6.8 million, with an effective rate of 46.3% for the three months ended March 31, 2003. We recorded an income tax benefit of $87.1 million, with an effective rate of 18.6%, for the nine months ended March 31, 2002, and an income tax benefit of $25.2 million, with an effective rate of 43.9%, for the nine months ended March 31, 2003. Our prior year results included the impact of non-deductible goodwill amortization expense. With our adoption of SFAS 142 in July 2002, we stopped amortizing goodwill. Our resulting tax rate in fiscal 2003 is now more in line with a blended statutory rate of about 40%, with the exception of estimated research and experimental tax credits that we have recorded in the current year.

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

         As a result of the transitional impairment test, we determined that goodwill associated with our i-Solutions reporting unit was impaired. We recorded an impairment charge of $2.9 million and reflected it as a cumulative effect of a change in accounting principle in the Unaudited Condensed Consolidated Statement of Operations during the three- month period ended September 30, 2002. Refer to Note 3. "Goodwill and Other Intangible Assets" in the Notes to Unaudited Condensed Consolidated Unaudited Financial Statements For the Three and Nine Months Ended March 31, 2002 and 2003, for further discussion regarding the current year and expected future impact of this change on our depreciation and amortization expense.

SEGMENT INFORMATION

         The following table sets forth revenue and operating income (loss) by industry segment for the periods noted (in thousands):

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           MARCH 31,                          MARCH 31,
                                                  ----------------------------       ----------------------------
                                                     2002            2003               2002            2003
                                                  ------------    ------------       ------------    ------------
                                                                          (IN THOUSANDS)
REVENUE:
Electronic Commerce......................         $    89,773     $  104,521         $  260,240      $  299,337
Investment Services......................              20,014         20,439             59,111          60,907
Software.................................              14,799         16,341             43,248          46,797
                                                  ------------    ------------       ------------    ------------
       Total revenue.....................         $   124,586     $  141,301         $  362,599      $  407,041
                                                  ============    ============       ============    ============

OPERATING INCOME (LOSS):
Electronic Commerce......................         $    9,390      $   31,881         $   16,444      $   83,419
Investment Services......................              6,882           5,642             17,717          16,269
Software.................................              2,539           5,116              3,229          12,139
Corporate................................             (7,984)         (8,344)           (27,359)        (24,450)
Purchase accounting amortization.........            (90,293)        (45,990)          (304,721)       (138,304)
Impairment of intangible assets .........                --              --            (155,072)           --
Reorganization charge....................            (15,871)            --             (15,871)           --
Impact of warrants.......................                --              --                 --              644
                                                  ------------    ------------       ------------    ------------
       Total operating loss..............         $  (95,337)     $  (11,695)        $ (465,633)     $  (50,283)
                                                  ============    ============       ============    ============


     ELECTRONIC COMMERCE. Revenue in our Electronic Commerce business increased by $14.7 million, or 16%, from $89.8 million for the three months ended March 31, 2002, to $104.5 million for the three months ended March 31, 2003. Revenue increased by $39.1 million, or 15%, from $260.2 million for the nine months ended March 31, 2002, to $299.3 million for the nine months ended March 31, 2003. The increase in revenue over both periods of time is driven primarily by an increase in transaction volume.

     At the end of our 2002 fiscal year, we introduced a series of transaction-based metrics designed to help investors better understand trends in our revenue base. We offer two levels of electronic billing and payment services to our customers. Customers that utilize our Full Service offering outsource all, or a portion of, their electronic billing and payment process to us. For instance, a Full Service customer might not use a CheckFree hosted user interface, but still use our full array of services, including payment processing, payment warehouse, claims processing, e-bill, on-line proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer might build its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer's servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a combination of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services. Additionally, within the Payment Services offering, we provide services to billers for electronic bill delivery and hosting services, as well as other payment services such as account balance transfer.

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

                                                                                          THREE MONTHS ENDED
                                                                       ------------------------------------------------------
                                                                       12/31/01  3/31/02  6/30/02  9/30/02  12/31/02  3/31/03
                                                                       --------  -------  -------  -------  --------  -------
                                                                                           (In millions)
FULL SERVICE RELATIONSHIPS
  Revenue .........................................................     $ 67.2   $ 71.1    $ 74.1   $ 71.6   $ 75.1   $ 81.5
  Active subscribers...............................................        2.7      2.9       3.1      3.2      3.5      3.9
  Transactions processed...........................................       60.9     65.5      69.0     67.2     74.9     80.3

PAYMENT SERVICE RELATIONSHIPS
  Revenue .........................................................     $ 10.2   $ 10.3    $ 10.7   $ 14.7   $ 13.9   $ 12.8
  Transactions processed...........................................       15.5     16.9      18.9     29.5     30.1     31.6

OTHER ELECTRONIC COMMERCE
  Revenue .........................................................     $  8.2   $  8.3    $  9.8   $  9.7   $  9.2   $ 10.3
  Non-cash warrant impact on revenue ..............................         --       --    $ (2.7)  $  0.6       --       --

TOTALS
  Electronic Commerce revenue......................................     $ 85.6   $ 89.7    $ 91.9   $ 96.6   $ 98.2   $104.6
  Transactions processed ..........................................       76.4     82.4      87.9     96.7    105.0    111.9

     We experienced generally steady growth in Full Service revenue, active subscribers, and transactions processed until the September 30, 2002 quarter. During the quarter ended September 30, 2002, one of our larger customers, Wells Fargo, converted from a Full Service relationship to a Payment Service relationship. Approximately 300,000 active subscribers and their related transactions switched categories. Although Payment Service transactions generate less revenue per transaction, because we provide less service, the cost per transaction is less as well. While the shift of a customer to Payment Service from Full Service will reduce revenue, we do not expect such a shift to have a significant impact on our operating margin over time. Although Bank of America accounts for over one third of our active Full Service subscribers, growth in active subscribers and transactions processed are the result of broad growth throughout the channel. CSP customer pricing in this category can be based on transactions processed, the number of subscribers, or a combination of both. Additionally, in order to share the benefits associated with scale efficiencies, pricing is tiered in nature, whereby a customer exceeding predetermined volumes is eligible for a lower price on a going forward basis. In addition, the mix of customers utilizing transaction versus subscriber based pricing will have an impact on revenue per transaction. In the latter half of the quarter ended December 31, 2002, Bank of America reached a pricing tier discount level, and we expect them to reach a second pricing tier discount early in the quarter ended June 30, 2003. Our pricing with Bank of America is based on active subscribers. In addition, as previously described, we anticipate reductions in subscribers and/or transactions from Full Service customers Wachovia and Bank One over the remainder of this fiscal year and fiscal 2004, which will result in lower revenue from these customers.

     We experienced moderate growth in revenue and transactions processed in the Payment Service category until the quarter ended September 30, 2002. As previously mentioned, Wells Fargo converted from a Full Service relationship to a Payment Service relationship, which caused the significant increase in revenue and transactions in this category. We had anticipated that Chase, another large customer already included in the Payment Services category, would begin moving transactions to a competitor in order to meet contractually guaranteed minimum transaction levels with that competitor. This shift did not take place as quickly as expected, but by December 31, 2002, Chase's non-PFM volume was moved off our system. Additionally, as previously mentioned, we started to see the anticipated drop in transactions processed from Wells Fargo in the quarter ended March 31, 2003, as they also are required to meet guaranteed minimum transaction levels with a competitor. We expect further reductions from Wells Fargo over the remainder of the fiscal year and fiscal 2004, which will result in lower revenue from that customer. We also report revenue and transactions from electronic bills delivered in the Payment Services category. We delivered over 8.8 million bills in the quarter ended March 31, 2003, an increase of 184% from the quarter ended March 31, 2002, and an increase of 30% sequentially over the 6.7 million bills delivered in the quarter ended December 31, 2002. Because the average revenue we receive from a presented bill is much lower than the revenue from a bill payment transaction, changes in the mix in transactions between bills presented and bills paid will result in variability in the underlying revenue per transaction in this category. Additionally, we report miscellaneous payment-only transactions from complementary products such as our account balance transfer business in this category. Revenue in our balance transfer business is interest sensitive, whereby we share inherent float from the product with our customers. Fluctuations in prevailing interest rates will also have an impact on the average revenue per transaction we will receive and, as a result, the drop in interest rates over the past year has had a dampening effect on our revenue and revenue per transaction during fiscal 2003.

     Our Other Electronic Commerce revenue includes our Health and Fitness product, which grew modestly, and other non-transaction related services such as implementation and consulting, which increased on a quarter over quarter basis. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002.

     Operating income in our Electronic Commerce business, net of purchase accounting amortization, intangible asset impairment charges, and the impact of warrants, has improved from $9.4 million for the three months ended March 31, 2002, to $31.9 million for the three months ended March 31, 2003, and from $16.4 million for the nine months ended March 31, 2002, to $83.4 million for the nine months ended March 31, 2003. Our ratio of electronic payments to total payments continues to improve, from approximately 70% as of March 31, 2002, to over 74% as of March 31, 2003. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not fully explained by a change in electronic rate. Throughout fiscal 2002, we supported two additional payment-processing platforms over and above our Genesis platform. We paid Bank of America to run the legacy Bank of America platform through March 2002, as we migrated consumers onto our more efficient Genesis platform, and cleared outstanding customer care claims initiated on the Bank of America platform. By March 31, 2002, we eliminated this redundant payment platform and were able to close our San Francisco customer care facility in April 2002 and our Houston customer care facility by June 2002. In addition, we had been operating a legacy Austin payment processing platform. When all but a few CSPs had migrated onto Genesis by June 2002, we were able to close our Austin facility as well. In March 2002, we announced a corporate- wide reorganization that resulted in a reduction in workforce, over and above the associates impacted by office closings and platform consolidation. In total, we have eliminated between $7.0 million and $8.0 million of quarterly costs starting in the quarter ended June 30, 2002. Finally, we continue to emphasize quality improvement, which we expect to result in further reduction in cost per transaction as we leverage the fixed costs already invested in our Electronic Commerce business. Our focus in Electronic Commerce in fiscal 2003 continues to be toward improved profitability through programs designed to:

         - drive increased consumer adoption and activation among our partners;

         -        improve product design and usability;

         -        improve overall customer satisfaction; and

         -        reduce variable costs per transaction.

         While there continues to be no guarantee as to the timing or extent of accelerating adoption of electronic billing and payment services, we believe that with our continued efforts toward improved product and service quality, customer satisfaction and cost efficiency, we are better positioned to maintain our market leadership position throughout an accelerated growth cycle, should it occur.

         INVESTMENT SERVICES. Revenue in our Investment Services business increased modestly by $0.4 million, or 2%, from $20.0 million for the three months ended March 31, 2002, to $20.4 million for the three months ended March 31, 2003, and increased by $1.8 million, or 3%, from $59.1 million for the nine months ended March 31, 2002, to $60.9 million for the nine months ended March 31, 2003. The total number of portfolios managed has remained relatively flat at approximately 1.2 million quarter over quarter and year over year. Current revenue growth has not matched historical performance as the depressed stock market has had a direct impact on our ability to grow revenue in this business. Our pricing is based primarily on portfolios managed versus assets under management, and portfolio additions continue to be offset by investors reducing stock holdings. Additionally, we have focused on leveraging our economies of scale leadership to secure multi-year contract extensions with certain customers. As a result, we anticipate experiencing similar revenue growth into our fourth fiscal quarter and beyond, until stock market performance improves.

         Operating income in our Investment Services business, net of purchase accounting amortization, has decreased by $1.2 million, or 18%, from $6.9 million for the three months ended March 31, 2002, to $5.6 million for the three months ended March 31, 2003, and decreased by $1.4 million, or 8%, from $17.7 million for the nine months ended March 31, 2002, to $16.3 million for the nine months ended March 31, 2003. The decline in operating income is due to investment spending on new product offerings and quality improvement initiatives in anticipation of a positive turn in the economy. Throughout fiscal 2003, key initiatives in our Investment Services business include:

         - new product offerings (e.g., Multiple Strategy Portfolios) with a shortened time to market;

         - additional web-based products with increased functionality and ease of use;

         - build out of relationship-based service offerings in our operations; and

         -        initiation of a Sigma program designed to improve quality.

         SOFTWARE. Revenue in our Software business has increased by $1.5 million, or 10%, from $14.8 million for the three months ended March 31, 2002, to $16.3 million for the three months ended March 31, 2003, and increased by $3.5 million, or 8%, from $43.2 million for the nine months ended March 31, 2002, to $46.8 million for the nine months ended March 31, 2003. The downturn in the economy throughout fiscal 2002 and continuing into 2003 has caused many businesses to curtail discretionary expenditures, which has resulted in an overall dampening of demand for licensed software solutions. While our newer i-Solutions electronic statement and billing software has been impacted most, short-term demand for our reconciliation and ACH processing licenses has been impacted as well. However, during the quarter ended December 31, 2002, we began work on a consulting services agreement with a large bank customer in our ACH business unit that provided greater than normal consulting revenue over the past two quarters. Resulting services revenue was the driving factor behind growth in the Software segment. The services engagement will continue through the remainder of fiscal 2003, but we believe that software license sales in general will continue to be challenging until economic conditions improve.

         Operating income in our Software business, net of purchase accounting amortization, has increased from $2.5 million for the three months ended March 31, 2002, to $5.1 million for the three months ended March 31, 2003, and increased from $3.2 million for the nine months ended March 31, 2002, to $12.1 million for the nine months ended March 31, 2003. On March 19, 2002, we announced a company-wide reorganization that resulted in a net reduction in staff. As part of these actions, we announced the closing of our Ann Arbor office. In addition to the recurring savings that resulted from these actions, improvements in operating income are also the result of continued efforts to closely manage discretionary expenses in light of economic conditions.

         CORPORATE. Our Corporate segment represents expenses for legal, human resources, finance and other various unallocated overhead expenses. In Corporate, we incurred operating expenses of $8.0 million, or 6% of total revenue, for the three months ended March 31, 2002, and operating expenses of $8.3 million, or 6% of total revenue, for the three months ended March 31, 2003. We incurred operating expenses of $27.4 million, or 8% of total revenue, for the nine months ended March 31, 2002, and $24.5 million, or 6% of total revenue, for the nine months ended March 31, 2003. We continue to closely manage our corporate expenses, resulting in expected leverage in overhead costs.

         PURCHASE ACCOUNTING AMORTIZATION. The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $90.3 million for the three months ended March 31, 2002, to $46.0 million for the three months ended March 31, 2003, and from $304.7 million for the nine month period ended March 31, 2002, to $138.3 million for the nine months ended March 31, 2003. In July 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for possible impairment. All other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, will continue to be amortized over their respective useful lives. For comparative purposes, the following table breaks out the intangible asset amortization by segment:

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         MARCH 31,                              MARCH 31,
                                            ------------------------------------    ----------------------------------
                                                 2002                2003               2002                2003
                                            ----------------    ----------------    --------------     ---------------
                                                                         (In thousands)

Electronic Commerce.....................    $        85,254     $        43,757     $    273,974       $      131,271
Investment Services.....................              1,576                 578            4,260                2,068
Software................................              3,463               1,655           26,487                4,965
                                            ----------------    ----------------    --------------     ---------------
    Total...............................    $        90,293     $        45,990     $    304,721       $      138,304
                                            ================    ================    ==============     ===============

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

         REORGANIZATION CHARGE. In January 2002, we announced our plans to close our customer care facility in San Francisco, California, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. On March 19, 2002, we further announced the closing of our Houston, Austin, Ann Arbor, and Singapore offices, along with a net reduction in force totaling approximately 450 employees. As a result of these actions, we incurred a charge of $15.9 million consisting primarily of severance and related employee benefits and lease termination fees. We accounted for these actions in accordance with Emerging Issues Task Force (EITF) abstract number 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Since then, there has been no material change to the estimated total cost of these actions.

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

LIQUIDITY AND CAPITAL RESOURCES

         The following chart summarizes our Consolidated Statement of Cash Flows for the three and nine months ended March 31, 2003:

                                                                                  THREE MONTHS         NINE MONTHS
                                                                                      ENDED               ENDED
                                                                                 MARCH 31, 2003       MARCH 31, 2003
                                                                                 ----------------    -----------------
                                                                                            (In thousands)
Net cash provided by (used in):
   Operating activities.........................................................   $      44,865       $      115,916
   Investing activities.........................................................         (17,420)             (51,446)
   Financing activities.........................................................           1,732               (1,530)
                                                                                 ----------------    -----------------
Net increase in cash and cash equivalents.......................................   $      29,177       $       62,940
                                                                                 ================    =================

         As of March 31, 2003, we have $231.3 million of cash, cash equivalents and short-term investments on hand, and an additional $135.7 million in long-term investments. Our balance sheet reflects a current ratio of 3.1 and related working capital of $225.0 million. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock or repurchases of our convertible debt between now and August 2003. At this time, no such repurchases have taken place. We believe that existing cash, cash equivalents and investments will be sufficient to meet our presently anticipated requirements for the foreseeable future. To the extent that additional capital resources are required, we have access to an untapped $30.0 million line of credit.

         For the nine months ended March 31, 2003, we generated $115.9 million of cash from operating activities. Of this amount, $44.9 million was generated in the quarter ended March 31, 2003, another $47.0 million in the quarter ended December 31, 2002, and the remaining $24.0 million in the quarter ended September 30, 2002. During our September quarter, we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high sales from the previous quarter. As a result of efforts to improve our operating efficiency, we have been able to generate an increasing amount of cash from operating activities over the past several quarters.

         From an investing perspective, we have used $51.4 million of cash during the nine months ended March 31, 2003. Of this amount, $28.1 million was used for the net purchase of investments and another $20.8 million was used for the purchase of property and equipment. The remaining $2.5 million is the net of a $3.1 million use of cash for the capitalization of software development costs, offset by $0.6 million in proceeds from the sale of fixed assets. We expect to spend approximately $30 million on purchases of property and equipment for the fiscal year ended June 30, 2003.

         From a financing perspective, we have used $1.5 million of cash during the nine months ended March 31, 2003. Of this amount, $9.2 million was used for principal payments under capital leases and other long-term obligations. We have also received $7.7 million in combined proceeds from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan.

         While the timing of cash payments and collections can cause fluctuations from quarter to quarter and capital expenditure requirements could change, we expect to generate about $120.0 million of free cash flow for the fiscal year ended June 30, 2003. We define free cash flow as cash flow from operating activities less capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on our results of operations or financial position for the nine months ended March 31, 2003.

         On July 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on our results of operations or financial position for the nine months ended March 31, 2003.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for our 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2002, we announced that our board of directors had authorized a repurchase program under which we may purchase up to $40 million of shares of our common stock and convertible notes. Should we purchase any of our convertible notes and realize a gain or loss on the transaction, SFAS 145 will require us to evaluate the transaction against the criteria in APB Opinion 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income before income taxes. We have not purchased any of our convertible notes and therefore adoption of this statement has had no impact on our results of operations or financial position during the nine months ended March 31, 2003.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 were effective for reorganization activities initiated after December 31, 2002 and we have had no such activities since that time.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We had no significant guarantees we were required to disclose under FIN 45. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We have included the required disclosure, including comparisons to the same periods in the prior year, in the Notes to Unaudited Condensed Consolidated Unaudited Financial Statements elsewhere in this report.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after

June 30, 2003. We are in the process of evaluating any effects of this new statement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our June 30, 2002 annual report, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies. As of July 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Goodwill has always been considered an intangible asset and therefore our critical accounting policy related to intangible assets has included goodwill. However, as a result of SFAS 142, there are now unique accounting guidelines related specifically to goodwill. Goodwill is no longer subject to amortization over its estimated useful life. Rather it is now subject to at least an annual assessment for impairment by applying a fair-value-based test. Due to the complex judgments required by management in such an impairment evaluation, we have added Accounting for Goodwill as a separate and distinct critical accounting policy effective July 1, 2002. The addition of Accounting for Goodwill as a critical accounting policy was discussed with the audit committee of our board of directors by our senior financial management team.

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

         We plan on performing our annual evaluation of possible impairment of goodwill balances during the quarter ending June 30, 2003.

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

         While our international sales represented less than 2% of our revenue for the nine months ended March 31, 2003, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

                   EXHIBIT                           EXHIBIT
                   NUMBER                          DESCRIPTION

                    99.1       *       Certification of CEO under Section 906 of
                                       the Sarbanes-Oxley Act of 2002.

                    99.2       *       Certification of CFO under Section 906 of
                                       the Sarbanes-Oxley Act of 2002.

         (B)      REPORTS ON FORM 8-K.

         We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHECKFREE CORPORATION

Date:  May 15, 2003       By:     /s/ David E. Mangum
                                  ---------------------------------------------
                                  David E. Mangum, Executive Vice President
                                  and Chief Financial Officer* (Principal
                                  Financial Officer)




Date:  May 15, 2003       By:     /s/ Joseph P. McDonnell
                                  ---------------------------------------------
                                  Joseph P. McDonnell, Vice President,
                                  Controller, and Chief Accounting Officer
                                  (Principal Accounting Officer)


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

Date:  May 15, 2003

                     /s/ Peter J. Kight
                     -----------------------------------------------------
                     Peter J. Kight
                     Chairman and Chief Executive Officer

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

Date:  May 15, 2003

                    /s/ David E. Mangum
                   -----------------------------------------------------
                   David E. Mangum
                   Executive Vice President and Chief Financial Officer