Form 10-K
period 2003-06-30
CHECKFREE CORP \GA\
filed 2003-09-15
CIK 949341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For The Year Ended June 30, 2003

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of our Common Stock held by our non-affiliates was approximately $1,318,566,032 on December 31, 2002.

         There were 89,540,390 shares of our Common Stock outstanding on September 8, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

                       THIS PAGE INTENTIONALLY LEFT BLANK.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                     PART I

Item 1.    Business..................................................................................          4

Item 2.    Properties................................................................................         22

Item 3.    Legal Proceedings.........................................................................         22

Item 4.    Submission of Matters to a Vote of Security Holders.......................................         22

                                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.................         23

Item 6.    Selected Financial Data...................................................................         24

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....         25

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................         51

Item 8.    Financial Statements and Supplementary Data...............................................         52

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......         89

Item 9A.   Controls and Procedures...................................................................         89

                                                    PART III

Item 10.   Directors and Executive Officers of the Registrant........................................         90

Item 11.   Executive Compensation....................................................................         90

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters...............................................................         90

Item 13.   Certain Relationships and Related Transactions............................................         90

Item 14.   Principal Accountant Fees and Services....................................................         90

                                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         91

Signatures...........................................................................................         96

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

         Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2003, we processed approximately 434 million transactions, and delivered approximately 32 million electronic bills. For the quarter ended June 30, 2003, we processed approximately 120 million transactions and delivered approximately 11.5 million electronic bills. During the quarter ended June 30, 2003, over 10 million consumers initiated a payment through CheckFree-managed services. The number of transactions we process each year continues to grow. For the year ended June 30, 2003, growth in the number of transactions exceeded 37%. The Electronic Commerce Division accounts for approximately 73% of our annual revenue.

         Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2003, our clients used the CheckFree APL portfolio accounting system to manage over 1.2 million portfolios, totaling more than $700 billion in assets. The Investment Services Division accounts for approximately 15% of our annual revenue.

         Through our Software Division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software Division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation's nine billion Automated Clearing House ("ACH") payments. The CheckFree Financial and Compliance Solutions ("CFACS") unit enables organizations to manage their reconciliation and compliance requirements. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software Division accounts for approximately 12% of our annual revenue.

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

         The majority of consumers using our services access the CheckFree system through Consumer Service Providers ("CSPs"). These are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites and personal financial management software providers, that use our products to enable consumers to receive and/or pay bills electronically. We have relationships with hundreds of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using CheckFree's products, are Bank of America, U.S. Bank, Charles Schwab & Co., Navy Federal Credit Union, SunTrust, U.S.

Postal Service, Wachovia, Wells Fargo and Yahoo!. This list of our CSPs is not exhaustive and may not fully represent our customer base.

         Industry Background. On average more than 17 billion paper bills are produced each year, with the cost to a biller of submitting a paper bill, including printing, postage and billing inserts, averaging anywhere from $0.50 - $2.00 per bill (Gartner Group 2002). In addition, it is estimated that 42.5 billion checks are written in the United States every year. The use of checks for bill payment imposes significant costs on financial services organizations, businesses and their customers. These costs include the writing, mailing, recording and manual processing of checks. The majority of today's consumer bill payments are completed using traditional paper-based methods. According to a March 2002 TowerGroup study of the estimated 17 billion consumer bills produced each year, 74% are paid by paper check, 11% are paid by electronic means and the remainder are paid by other means (cash, payroll deduction, money order, etc.). This compares to PSI Global statistics for 1990 which indicated that 90% of consumer bills were paid by check and 2% to 3% were paid electronically. Today, many traditional financial transactions can be completed electronically due to the emergence of new communications, computing and security technologies. Many financial services organizations and businesses have invested in these technologies and are creating the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet, the relatively high cost of producing, printing and mailing a paper bill and the cost to financial services organizations, businesses and customers of processing paper checks will continue the trend toward increased usage of electronic methods to execute financial transactions.

         Products and Services. We have developed an open infrastructure, known as Genesis, to process electronic bills and payments. The Genesis system is accessed by CSPs using various web-based applications. In March 2001, we introduced our latest application for electronic billing and payments - "WebPay for Consumers" (or WebPay), which added to our core product the ability for consumers to receive and pay e-bills over e-mail and to exchange money with each other using e-mail "invitations" to receive money. WebPay helps consumers automate the complete process of viewing and paying bills - they can receive bills online as well as pay those bills online. WebPay also allows the consumer to "Pay Anyone" - from a child in college, to a lawn care or other service provider, to a friend - electronically, using the Genesis system.

         - ELECTRONIC BILLING OR e-BILL SERVICES. As of June 30, 2003, consumers could view 279 different e-bills through CSP websites or directly at our website. The following billers are some of our largest e-billing customers, as determined by the number of consumers viewing and paying their e-bills: Bank of America Credit Card, JC Penney Card Services, Sam's Club Credit, Macy's, Home Depot Consumer Accounts, Lowe's Consumer Credit Card, Sprint PCS, Verizon Corporation and Texaco. Actual e-bills delivered in the fourth quarter ended June 30, 2003, exceeded 11.5 million, which is an increase of 24% over the 8.8 million e-bills distributed in the third quarter ended March 31, 2003, and an increase of more than 200% over the 3.8 million e-bills delivered in the fourth quarter ended June 30, 2002. For the year, we delivered about 32 million e-bills. The number of CSPs where consumers can both view and pay bills grew by approximately 63% in 2003, with 949 CSPs now offering full electronic billing and payment.

         - ELECTRONIC PAYMENT OR THE CHECKFREE PAYANYONE(SM) SERVICE. Our PayAnyone(SM) service allows consumers to literally pay anyone electronically using a variety of devices such as personal computers. Once a consumer has accessed the system, he or she can either elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve's Automated Clearing House, or in some instances other electronic methods such as Visa e-pay, or by issuing a paper check or draft.

                      - Automated Clearing House. The Federal Reserve's Automated Clearing House (ACH) is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. We access the ACH through an agreement with SunTrust Bank. Additional information on the ACH can be found at the Federal Reserve Commission's website at www.federalreserve.gov. Like other users of the ACH, we bear credit risk resulting from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud.

                      - Paper Checks or Drafts. When we are unable to move the funds electronically, we will issue a paper check, drawn on our bank account, or a paper draft, drawn on the consumer's bank account. When we issue a check, we bear the risk of insufficient funds, stop payment orders, closed accounts or frozen accounts.

                      - Payment Method Selection. Our Genesis system contains patented technology that determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We have been able to manage our risk of loss by using this technology to adjust the mix of electronic and paper transactions in individual cases such that, overall, we have not incurred losses in excess of 0.41% of our revenues in any of the past five years. We also maintained a reserve for these risks of $600,000 at June 30, 2003.

         Usage Metrics. We report usage metrics in several ways. First we report global numbers showing the total number of transactions and the total number of consumers who initiate a payment in any quarter. For the year ended June 30, 2003, we processed more than 434 million transactions and delivered about 32 million e-bills. For the fourth quarter ended June 30, 2003, more than 10 million consumers initiated a payment through CheckFree-managed services. We also report usage based on the relationship we have with the CSP, either a "Full Service" relationship or a "Payment Services" relationship. A Full Service relationship is one with a CSP that outsources the complete electronic billing and payment process to us. A Payment Services relationship is one with a CSP that utilizes only a subset of our electronic billing and payment services or uses one of our other Electronic Commerce Division products. Using these metrics, for the year ended June 30, 2003, we processed approximately 309.8 million transactions related to Full Service consumers and recorded revenues of approximately $310.8 million for these services. We also processed approximately
124.0 million transactions in the Payment Services category and recorded revenue of approximately $53.7 million for these services. Growth in transactions in the Electronic Commerce Division exceeded 37% for the year and growth in revenue exceeded 15% for the year.

         The CheckFree Advantage. We have developed numerous systems and programs to enhance our electronic billing and payment products.

         - SCALABLE GENESIS PLATFORM. The Genesis platform is an open infrastructure created to process electronic bills and payments. Genesis has the built-in scale to handle transactions from more than 30 million consumers. Between 1999 and 2002, we successfully migrated all transaction processing for all consumers using CheckFree services to the Genesis platform, enabling us to improve our economies of scale.

         - SIGMA QUALITY. In fiscal year 2000, we began an internal program called the "Sigma Challenge," which ties employee performance evaluations and compensation to the achievement of process and system improvements. Sigma is a measure of quality typically used by manufacturing firms to minimize defects. The Sigma Challenge applies Sigma measurements as a barometer of our performance on our key metrics of system availability and payment timeliness, and focuses our attention on critical tasks and peak performance. The Sigma Challenge was designed to take our quality performance to 99.9%, or 4.6 Sigma. A 4.6 Sigma is the quality standard set by the telecommunications industry for delivering their services to businesses and consumers, and signifies "dial-tone" quality. Meeting the Sigma Challenge has allowed us to provide a higher level of quality service to our clients. As a result of our Sigma Challenge program, in 2003, we voluntarily raised our service level agreements across our entire base of CSPs.

         - ELECTRONIC PAYMENT RATE. Electronic payments are more efficient than paper payments, which are made by check or draft. Electronic payments are less expensive to process initially, result in fewer errors and result in fewer customer inquiries. As of June 30, 2003, we completed over 75% of our payments electronically. This compares to 71% as of June 30, 2002. In addition to sending a large majority of our payments electronically, we also have developed a process by which we include with the payment additional information the receiving merchant has given us about how its payment should be transmitted. We have established connectivity with over 6,000 merchants to provide this additional information. This additional information allows merchants to quickly and more accurately process the electronic payments they receive from us and reduces the number of customer inquiries we receive on these payments.

         - EXPERIENCED CUSTOMER CARE. We have approximately 780 trained, experienced customer care and merchant services staff located in facilities in Dublin, Ohio; Aurora, Illinois; and Phoenix, Arizona. The level and types of customer care services we provide vary depending upon the customer's or CSP's requirements. We provide both first- and second-tier support. When we provide first-tier customer care, we handle all inbound customer calls, in some cases under the CSP's name. When we provide second-tier customer support, we provide payment research and support, and the CSP handles its own inbound customer calls. To maintain our customer care standards, we employ extensive internal monitoring systems, conduct ongoing customer surveys and provide comprehensive training programs. We use the feedback from these sources to identify areas of strength and opportunities for improvement in customer care, and to help us adjust resources to respond efficiently.

         Our Business Strategy. Our business strategy is to provide an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial services organizations, Internet-based information sites, businesses that generate recurring bills and statements, and their customers. We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:

         - DRIVE INCREASED ADOPTION OF ELECTRONIC COMMERCE SERVICES BY CONSUMERS. We believe that consumers will move their financial transactions from traditional paper-based to electronic methods if they have an easy-to-access, easy-to-use, secure, and cost-effective method for receiving and paying their bills electronically. To drive this transition, we make our e-bill and payment services available directly, through CSPs and through biller sites so that e-bills are available wherever consumers feel most comfortable viewing and paying them. We also price our services to our customers in such a way as to facilitate their offering electronic billing and payment to a broad array of consumers. CSPs and billers pay us based on the number of their consumers enabled to use our system, the number of transactions we process, or some combination of both. The price charged for each consumer or each transaction is negotiated individually with each CSP and may vary depending on:

                      -     the services provided to the consumers;

                      -     the nature of the transactions processed; and

                      -     the volume of consumers, transactions, or both.

               We believe this flexibility equips our CSPs and billers to provide their consumers with services that will meet their needs, and that this flexibility makes it more attractive for CSPs and billers to more heavily promote the CheckFree electronic billing and payment service.

         - CONTINUE TO IMPROVE OPERATIONAL EFFICIENCY AND EFFECTIVENESS. We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Our Sigma Challenge program, our high electronic rate, our consolidation of platforms, the scalability of the Genesis system and our high quality customer care centers all help us achieve greater efficiencies.

         - DRIVE NEW FORMS OF ELECTRONIC COMMERCE SERVICES. Our electronic commerce services are currently applied to banking, billing and payment transactions. We believe that new applications will be developed as a result of the growth in electronic commerce generally, and Internet-based commerce specifically. We intend to leverage our infrastructure and distribution to address the requirements of consumers and businesses in these new applications. For example, our core payment and processing network can manage person-to-person and small business payments, as well as payments made at Internet merchant sites. In 2003, we updated our website, www.checkfree.com, to provide an education site where consumers can go to learn about and experience electronic billing.

         Technology, Research and Development. Our core technology capabilities were developed to handle settlement services, merchant database services and online inquiry services on a traditional mainframe system with direct communications to businesses. We have implemented a logical, nationwide "n-tier" internetworking infrastructure. In other words, our infrastructure networks together any number of other networks, passing transaction data among them. For example, we internetwork together networks of billers, consumers, CSPs and financial institutions to complete electronic billing and payment transactions. Consumers, businesses and financial services organizations access this internetworking infrastructure through the Internet, dial-up telephone lines, privately leased lines or various types of communications networks. Our computing complex in Norcross, Georgia, houses a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Tandems or Unix servers. We have developed databases and information files that allow accurate editing and initiation of payments to billers. These databases have been constructed over the past 22 years as a result of our transaction processing experience.

         In 2003, we implemented a project to enhance our disaster recovery systems. As part of this new project, we utilize IBM Business Recovery Services and EMC's remote disk mirroring technology. We replicate and transmit our data twice a day to our disaster recovery site so that we have a restartable system in the event of a disaster. Using this system, we are able to recover technical infrastructure, client communications, in-flight payments and tier-one customer care within 24 hours.

         We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce, financial application software and investment services markets. As of June 30, 2003, our research and development group consisted of approximately 180 employees. Additionally, we use independent third party software development contractors as needed.

         Sales, Marketing and Distribution. Our marketing and distribution strategy has been to create and maintain distribution alliances that maximize access to potential customers for our services. We do not, for the most part, market to, or have a direct relationship with, consumers or end-users of our products and services. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. These alliances include our relationship with CSPs; with billers; with Biller Service Providers (or BSPs) such as Kubra Data Transfer, Ltd., CSG Systems, Inc. and DST Output; and with value-added resellers such as Fiserv, Certegy, Digital Insight, PSCU Financial Services and S1 Corporation. This list of BSPs and resellers is not exhaustive and may not fully represent our customer base.

         In order to foster a better understanding of the needs of our CSPs, billers, BSPs and resellers, we employ a number of relationship managers assigned to each of these specific customers. We also employ marketing personnel to facilitate joint consumer acquisition programs with each of these customer groups, and to share our industry knowledge and previously developed campaigns with their marketing departments. Our alliance partners market our services in numerous ways, including television, radio and print advertising, in some cases offering bill payment services for free.

         Competition. We face significant competition for all of our electronic commerce products. Our primary competition is the continuance of traditional paper-based methods for receiving and paying bills, both on the part of consumers and billers. In addition, the possibility of billers and CSPs using internal development and management resources to create in-house systems to handle electronic billing and payment remains a competitive threat.

         Metavante, a division of Marshall and Ilsley Corporation, competes with us most directly from the perspective of providing pay anyone solutions to financial services organizations. In 2000, Metavante announced that it had signed an agreement to provide processing to Spectrum, a joint venture formed by J.P. Morgan Chase, First Union (now Wachovia Corporation) and Wells Fargo & Co. to allow individuals and businesses to receive and pay bills electronically. According to Metavante, this agreement contained guaranteed minimum transactions from each of the three joint venture banks. Since 2001, Metavante has either purchased or announced the purchase of four companies associated with some aspect of electronic billing or payment: Cyberbills, Derivion, Paytrust and Spectrum.

         A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service. For example, MasterCard International provides a service which allows electronic payment to certain merchants.

         Other Products and Services. In addition to the electronic billing and payment service products, the Electronic Commerce Division also offers a credit card account balance transfer product, a credit card refund balance product, an automated recurring payments and software service, which is primarily installed at health clubs throughout the United States, and other forms of wholesale and retail payment solutions.

         Acquisitions. Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions related to the Electronic Commerce Division include Servantis Systems Holdings, Inc. in February 1996, Intuit Services Corporation in January 1997, and MSFDC, L.L.C. (TransPoint) in September 2000. In October 2000, we completed the strategic agreement we entered into with Bank of America in April 2000, under which we acquired certain of Bank of America's electronic billing and payment assets.

INVESTMENT SERVICES DIVISION

         Introduction. The Investment Services Division provides a range of outsourced portfolio management services to help more than 270 institutions deliver portfolio management, performance measurement and reporting services to their clients, primarily for processing separately managed accounts ("SMAs").

         Our institutional client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of "wrap," or separately managed accounts, money management products, or traditional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing quick-to-market turnkey solutions.

         Investment Services' primary product is a real-time portfolio management system called CheckFree APL, which is used by 39 of the top 50 brokers in the United States and 36 of the top 40 money managers. Our clients use the APL system to manage over 1.2 million portfolios representing more than $700 billion in assets.

         Industry Background. Industry analysts (including Forrester Research and Financial Research Corporation 2001) predict a compound annual growth in the separately managed account business to exceed 20% over the next several years. This projected growth is due primarily to the marketing of fee-based services, like SMAs by brokerage companies, and consumers' desire to more efficiently manage the tax implications of their holdings by investing in SMAs.

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

         -     Depository Trust Corporation interfacing;

         -     billing functions; and

         -     system and data security.

         In fiscal 2003, we enhanced our CheckFree APL Wrap product by creating a Multiple Strategy Portfolio solution. This solution allows our clients to track, on a combined basis, the portfolios of their customers, even when multiple portfolios are managed by different asset managers. We currently have 14 clients using this solution and another 17 clients in pre-production.

         In addition, our Investment Services team provides data conversion services, trains personnel on system use, and provides technical network support and computer system interface set-up. Our APL System currently maintains 1,100 interfaces across 89 vendors. Our M-Search product manages data for 1,300 managers and 5,600 investment products.

         Revenues in our portfolio management services are generated per portfolio under management through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our information services and software is typically generated through annual agreements.

         Technology. Our Investment Services Division utilizes IBM RS/6000s to run the portfolio management software. Services are provided primarily as a service bureau offering with the data center residing in Chicago, Illinois. Clients obtain access either through a dedicated circuit or through dial-up applications. The Chicago data center is the communication center for more than 160 dedicated links together with four concentration hub sites located in New Jersey, New York, Boston and San Diego. Each of these hub sites supports the concentration of local dedicated links plus dial-up access. In addition to the dedicated private network, clients use frame relay services from several companies to access services. Our integrated outsourced solution utilizes a Unix platform.

         Sales, Marketing and Distribution. We market CheckFree APL through our direct sales force. We generate new customers through direct solicitation, user groups and advertisements. We also participate in trade shows and sponsor industry seminars for distribution alliances.

         Competition. One source of competition Investment Services faces is from potential customers building their own internal portfolio accounting systems. We also compete with providers of portfolio accounting software and services like Advent Software, DST and IDS, and service bureau providers like SunGard Portfolio Solutions and Financial Models Company.

         Other Products and Services. In addition to our APL and APL Wrap portfolio management products, the Investment Services Division also offers investment performance measurement and reporting products and services. Marketed under M-Search and M-Watch, these products are a result of the acquisition of Mobius Group, Inc. in March 1999. In 2003, we launched a new product, M-Pact, which is a proposal generation system that provides product analysis and client proposals.

         Acquisitions. Our current business was developed through the acquisition of Security APL, Inc. in May 1996, and Mobius Group, Inc. in March 1999.

SOFTWARE DIVISION

         The Software Division operates three units, each of which delivers software, maintenance, support and professional services. These units are ACH Solutions, Financial and Compliance Solutions, and i-Solutions.

         - ACH SOLUTIONS. Our ACH Solutions unit provides Automated Clearing House (ACH) software and services. ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. More than 80 percent of the nation's top 50 ACH originators use our solutions for ACH processing, and more than two-thirds of the nation's nine billion ACH payments are processed each year through institutions using our software systems. In addition to the United States, we have provided electronic payment technology in Australia, Barbados, Chile, Colombia, Dominican Republic, Guatemala, Jamaica, Malaysia and Panama.

               ACH Solutions markets software under the product name PEP+ (Paperless Entry Processing System). PEP+ is an online, real-time system that enables the originating and receiving of payments through the ACH system. These electronic transactions are substitutes for paper checks, and are typically used for recurring payments such as direct deposit payroll payments; corporate payments to contractors and vendors; debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills; and business-to-business payments. In fiscal 2003, we launched a new product, marketed as reACH, that can be used with our PEP+ software. This product allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments.

               CHECKFREE FINANCIAL AND COMPLIANCE SOLUTIONS (CFACS). CFACS provides software and professional services that enable organizations to perform automated reconciliation and maintain compliance with federal and state regulations. Banks, bank holding companies, securities and insurance firms, corporations, and government agencies use our reconciliation and compliance products and services. Our reconciliation solutions are marketed under the CheckFree RECON-Plus(TM) and CheckFree RECON Securities(TM) brand. These systems reconcile high volumes of complex transactions that are spread across multiple internal and external systems and include securities transaction processing, automated deposit verification, consolidated bank account reconciliation and cash mobilization, and improved cash control. In fiscal 2002, we released RECON-Plus Frontier(TM), a multi-tier reconciliation system that operates over the Internet. The CFACS compliance products support:

                      -     unclaimed property management;

                      -     1099 reporting;

                      -     fraud detection;

                      -     the Bank Secrecy Act;

                      -     corporate accountability; and

                      -     retirement reporting.

         - i-SOLUTIONS. i-Solutions provides end-to-end business-to-consumer and business-to-business software and services for e-billing and e-statement creation, delivery and payment.

               CheckFree i-Solutions software enables billers to create online bills and statements and distribute them to their customers for viewing and payment. Online bills can be delivered to the biller's customers through any or all of the following options: through CheckFree's network of CSPs; directly at the biller's website; through e-mail; and through CheckFree's website, www.checkfree.com, all of which are serviced through our Electronic Commerce Division. Our software and outsourced application hosting services deliver: e-bill and e-statement creation; e-bill and e-statement delivery; e-bill payment transaction management and security; e-bill payment tracking and history; online marketing from the biller to its customers; and customer care.

               i-Solutions markets the CheckFree i-Series product line, which is a set of e-billing and e-statement software solutions. Each product in the i-Series includes a template for creating e-bills and e-statements unique to a specific industry segment, reducing development and deployment time. These solutions are offered in both licensed and outsourced application service provider (ASP) agreements. These products are marketable in international markets as well. i-Solutions software has been sold in 23 countries.

         Licenses. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software at a single site. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types and levels of services we provide. Multiple site licenses are available for an additional fee. In our license agreements, we generally warrant that our products will function in accordance with the specifications set forth in our product documentation. License fees are generally due upon product documentation and software delivery to the customer.

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

         In the electronic statement creation and financial applications software markets, we compete directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. CheckFree i-Solutions' electronic statement and billing creation software products compete primarily with edocs, Inc., Avolent Software and with billers building their own solutions rather than buying software or outsourcing the service. The RECON-Plus products compete with Chesapeake, Accurate and SmartStream. Our PEP+ products compete with Transaction Systems Architects, Inc.

         Acquisitions. Our current business was developed through the acquisition of Servantis Systems Holdings, Inc. in February 1996 and BlueGill Technologies, Inc. in April 2000.

GOVERNMENT REGULATION

         We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Federal Financial Institutions Examination Council ("FFIEC"), however, periodically audits us, because we are a supplier of products and services to financial services organizations. The FFIEC is made up of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. In addition, because we use the ACH to process many of our transactions, we are subject to the rules of the Federal Reserve Board, which currently allow us to use the ACH by using a routing number assigned to a bank.

         In conducting our business, however, we are subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act to expand the definition of money services businesses so that it may include businesses such as CheckFree. Several states have also passed legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. In addition, as are all U.S. citizens, we are subject to the regulations of the Office of Foreign Assets Control targeted at money laundering. Further, we are a "financial institution" within the meaning of the Gramm-Leach-Bliley Act, which governs notice to consumers about the financial institution's policies with respect to use of customer data and restricts certain use and disclosure of customer data. Finally, we are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial services organizations that offer these services.

INTELLECTUAL PROPERTY RIGHTS

         We regard our financial transaction services and related products as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We have been issued 22 patents in the United States and abroad. The majority of these patents cover various facets of electronic billing and/or payment. We also have a large number of pending patent applications. We own over 30 domestic and foreign trade and service mark registrations related to products or services and have additional registrations pending.

EMPLOYEES

         As of June 30, 2003, we employed approximately 2,700 full-time employees, including approximately 475 in research and development, including software development, approximately 750 in customer care, approximately 285 in sales and marketing and approximately 1,190 in administration, financial control, corporate services, human resources and other processing and service personnel. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified management, technical, marketing, business development and sales personnel.

BUSINESS RISKS

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending June 30, 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

RISKS RELATED TO OUR BUSINESS

THE MARKET FOR OUR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR US TO OBTAIN PROFITABILITY.

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

WE HAVE NOT OPERATED PROFITABLY IN THE PAST AND EXPECT TO EXPERIENCE NET LOSSES IN THE FUTURE.

         We have not consistently operated profitably to date. Since our inception, our accumulated losses have totaled approximately $1.18 billion. We incurred:

         - a loss from operations of $464.7 million and a net loss of $363.1 million for the fiscal year ended June 30, 2001;

         - a loss from operations of $535.5 million and net loss of $440.9 million for the fiscal year ended June 30, 2002; and

         - a loss from operations of $73.5 million and net loss of $52.1 million for the fiscal year ended June 30, 2003.

         We anticipate approaching break-even from operations in fiscal 2004 but may continue to experience additional net losses or may not be able to sustain profitability in the future. For the fiscal year ended June 30, 2003, we invested about $53 million in research and development and $57 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact an investment in our business and limit our ability to pay dividends in the future to our stockholders.

OUR FUTURE PROFITABILITY DEPENDS UPON OUR ABILITY TO IMPLEMENT OUR STRATEGY SUCCESSFULLY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

         Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2004 in programs designed to:

         -     drive consumer awareness of electronic billing and payment;

         - encourage consumers to sign up for and use our electronic billing and payment services offered by our distribution partners;

         - continue to refine our infrastructure to handle seamless processing of transactions;

         -     continue to develop state-of-the-art, easy-to-use technology; and

         - increase the number of bills we can present and pay electronically.

         If we do not successfully implement our strategy, revenue growth may be minimal, and expenditures for these programs will not be justified.

         Our investment in these programs will have a negative impact on our short-term profitability. Additionally, our failure to implement these programs successfully or to substantially increase adoption of electronic commerce billing and payment methods by consumers who pay for the services could have a material adverse effect on our business, financial condition and results of operations.

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

         In Electronic Commerce, our primary competition remains the traditional paper-based methods of paying and receiving bills. In addition, a number of banks have developed or have announced their intent to develop their own internal solutions for all or portions of the electronic bill presentment and payment process. Wells Fargo & Co., J.P. Morgan Chase and Wachovia currently have in-house solutions for all or a portion of the integrated services we provide, and Bank One is working on a similar solution. We do not know whether other banks that currently outsource the bill presentment and payment process to us will decide to construct in-house solutions in the future. Although we believe that most of the banks who decide to use an in-house solution will continue to use our services for some portion of their electronic bill presentment and payment product, we may not provide the same range of services as we currently do and, therefore, we may not receive the same amount of revenue from these banks.

         We also compete directly with Metavante, a division of Marshall and Ilsley Corporation, which currently offers a pay anyone solution to financial service organizations. In 2000, Metavante announced that it had executed a long-term contract with Spectrum, a joint venture formed by J.P. Morgan Chase, First Union (now Wachovia) and Wells Fargo & Co., to provide electronic payment processing. According to Metavante, this contract contained guaranteed minimum transaction amounts from each of the three joint venture banks. Over the past several years, Metavante has completed or announced several acquisitions in the electronic bill presentment and payment area, including the purchase of CyberBills, Derivion, Paytrust and Spectrum. We also face potential competition from MasterCard International, which has announced a product to offer online bill presentment to enable people to receive and pay bills over the Internet. We cannot assure you that we will be able to compete effectively against Metavante and MasterCard, or against the action of financial services organizations and billers building their own electronic billing and payment solutions internally, or against other current and future electronic commerce competitors.

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

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE AND INVESTMENT SERVICES PRODUCTS, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

         In Electronic Commerce, we rely on our contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. Similarly, in Investment Services, we rely upon investment advisors, brokerage firms, banks and insurance companies to market investment accounts to consumers and thereby increase portfolios on our APL system. These contracts are an important source of the growth in demand for our electronic commerce and investment service products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

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

ONE CUSTOMER ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE.

         We have one customer, Bank of America, that accounts for 17% of our total revenue, which reflects their use of products in all three of our business segments. The loss or renegotiation of our contract with Bank of America or a significant decline in the number of transactions we process for them could have a material adverse effect on our business, financial condition and results of operations.

IF WE DO NOT SUCCESSFULLY RENEW OR RENEGOTIATE OUR AGREEMENTS WITH OUR CUSTOMERS, OUR BUSINESS MAY SUFFER.

         Our agreements for electronic commerce services with financial services organizations generally provide for terms of two to five years. Similarly, our agreements with our portfolio management customers are generally long term. If we are not able to renew or renegotiate these agreements on favorable terms as they expire, it could have a material adverse effect on our business, financial condition and results of operations.

         The profitability of our Software Division depends, to a substantial degree, upon our software customers electing to annually renew their maintenance agreements. If a substantial number of our software customers declined to renew these agreements, our revenues and profits in this business segment would be materially adversely affected.

OUR FUTURE PROFITABILITY DEPENDS ON A DECREASE IN THE COST OF PROCESSING TRANSACTIONS.

         If we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Many factors contribute to our ability to decrease the cost of processing transactions, including our Sigma Challenge program, our customer care efficiency program, our processing technology optimization program, and our focus on continually increasing the number of transactions we process electronically. Our electronic rate, or percentage of transactions processed electronically, was 64% at the end of the fiscal year 2001, more than 71% at the end of fiscal year 2002 and 75% at the end of fiscal year 2003. As a result of the combined effects of programs focused on quality and process improvements, maximizing efficiency, and improving electronic processing rates, our total Electronic Commerce cost per transaction processed decreased more than 20% as of June 30, 2003, as compared to June 30, 2002. Our future profitability will depend, in part, on our ability to continue to decrease this cost.

THE TRANSACTIONS WE PROCESS EXPOSE US TO FRAUD AND CREDIT RISKS.

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

WE MAY EXPERIENCE BREAKDOWNS IN OUR PROCESSING SYSTEMS THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

         We depend heavily on the reliability of our processing systems in both the Electronic Commerce and Investment Services Divisions. A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss but we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. In addition, in our Electronic Commerce Division, we guarantee the delivery of payments and any failure on our part to perform may result in late payments or penalties to third parties on behalf of our subscribers. In our Investment Services Division, a failure of our system could result in incorrect or mistimed stock trades that may result in third party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption by events that are beyond our control. For example, our system may be subject to loss of service interruptions caused by hostile third parties or other instances of deliberate system sabotage. Other events that could cause system interruptions include:

         -     fire;

         -     natural disaster;

         -     unauthorized entry;

         -     power loss;

         -     telecommunications failure;

         -     computer viruses; and

         -     terrorist acts.

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

WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR NET SALES CAUSING OUR OPERATING RESULTS TO FLUCTUATE.

         We have historically experienced seasonal fluctuations in our electronic commerce and software sales, and we expect to experience similar fluctuations in the future, which could cause our stock price to decrease unexpectedly. Our growth in electronic commerce transactions is affected by seasonal factors, such as holiday-based resolutions consumers make to manage finances better, and the fact that most financial institutions traditionally conduct their largest consumer marketing campaigns in the fall months. These seasonal factors may impact our operating results by concentrating consumer acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, online interactive service consumers generally tend to be less active users during the summer months, resulting in lower revenue during this period. Our software sales have historically been affected by calendar year end, buying patterns of financial services organizations and our sales compensation structure which measures sales performance at our June 30 fiscal year end.

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

OUR BUSINESS COULD BECOME SUBJECT TO INCREASED GOVERNMENT REGULATION, WHICH COULD MAKE OUR BUSINESS MORE EXPENSIVE TO OPERATE.

         Although our business is currently subject to numerous rules and regulations of governmental entities, it is possible that this regulation may increase or change in the future and such increase or change might make our business more expensive to operate and our products less desirable to use. In particular, due to increased focus by the government on terrorist activities, we may see additional regulation targeted at money laundering or making payments to certain prohibited individuals. In recent years, various governmental entities have become even more interested in further regulating the use and sharing of data and protection of the privacy of this data. It is also possible that new laws and regulations may be enacted with respect to the Internet, including taxation of electronic commerce activities. Because electronic commerce in general, and most of our products and services in particular, are so new, the effect of an increase in regulation or amendment to existing regulation is uncertain and difficult to predict. Any such changes, however, could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is also possible that new laws and regulations involving the Internet might decrease the growth of consumers using the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.

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

A CONTINUED WEAK ECONOMY COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS.

         A continued weak United States economy could have a material adverse impact on our business. In a weak economy, companies may postpone or cancel new software purchases or limit the amount of money they spend on technology and marketing. In the Investment Services Division, growth depends upon individuals and companies continuing to invest in the United States equity markets. To the extent the United States stock markets see a decrease in investment, we may see a decrease in portfolio accounts.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND MAY NOT ACCURATELY PREDICT OUR FUTURE PERFORMANCE.

         Our quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control. These factors include:

         -     changes in our pricing policies or those of our competitors;

         -     loss of customers due to competitors or in-house solutions;

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

THE MARKETING AGREEMENT WITH FIRST DATA AND THE COMMERCIAL ALLIANCE AGREEMENT WITH MICROSOFT MAY LIMIT THE FLEXIBILITY OF MANAGEMENT.

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

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK HAS BEEN VOLATILE SINCE DECEMBER 31, 2000.

         Since December 31, 2000, our stock price has been volatile, trading at a high of $58.25 per share and a low of $7.45 per share. The volatility in our stock price has been caused by:

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

AVAILABILITY OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK FOR SALE IN THE FUTURE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         The availability for future sale of a substantial number of shares of our common stock in the public market, or issuance of common stock upon the exercise of stock options, warrants or conversion of the notes or otherwise could adversely affect the market price for our common stock. As of September 8, 2003, we had outstanding 89,540,390 shares of our common stock, of which 83,223,036 shares of our issued and outstanding common stock were held by non-affiliates. The holders of the remaining 6,317,354 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of September 8, 2003, we had an additional 27,275,910 shares of our common stock available for future sale, including:

         - up to 10,313,367 shares available for issuance under our stock option and stock incentive plans, under which there are outstanding options to purchase 5,780,524 shares of our common stock, of which options for 3,038,052 shares were fully vested and exercisable at an average weighted exercise price of approximately $28.84 per share;

         - issued warrants to purchase 12,500,000 shares of our common stock, of which warrants for 2,500,000 shares were fully vested and exercisable at a weighted exercise price of approximately $28.26 per share;

         - up to 1,032,033 shares available for issuance under our Associate Stock Purchase Plan;

         - up to 1,073,953 shares available for issuance under our 401(k) Plan; and

         - up to 2,356,557 shares of our common stock issuable upon conversion of our convertible notes.

         As of September 8, 2003, the following entities hold shares or warrants to purchase shares of our common stock in the following amounts:

         -     Microsoft Corporation, which holds 8,567,250 shares;

         - The former members of Integrion Financial Network, L.L.C. collectively hold warrants to purchase up to 1,500,000 shares which are fully vested and exercisable;

         - Bank One, which holds warrants to purchase 1,000,000 shares, which are fully vested and exercisable; and

         - Bank of America, which holds 6,271,184 shares of record and warrants to purchase up to 10,000,000 shares, which warrants are not currently vested.

         Each of Bank One, Bank of America and the former members of Integrion may be entitled to registration rights. If the former members of Integrion, Bank One or Bank of America, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.

         In connection with the TransPoint acquisition, we filed a shelf registration statement on behalf of Microsoft, First Data and Citibank that allows continuous resales of the shares that each received as a result of the TransPoint acquisition. Citibank was not restricted in its ability to transfer its shares of our common stock, and we believe it has sold all of the shares that it acquired as a result of this acquisition. Microsoft and First Data were limited in their ability to transfer their shares of our common stock through September 1, 2002, pursuant to stockholder agreements with us. Since September 1, 2002, First Data has sold a significant number of its shares and no longer holds in excess of 5% of our common stock. Microsoft continues to hold its shares of our common stock but as of September 1, 2003, could sell up to the greater of 1% of our average weekly trading volume or 1% of our outstanding common stock in reliance on registration exemptions. In addition, Microsoft and First Data are permitted to a limited extent to engage in hedging transactions with respect to our common stock.

         As of September 28, 2001, Bank of America could sell up to the greater of 1% of our average weekly trading volume or 1% of our outstanding common stock in reliance on registration exemptions.

         Sales of substantial amounts of our common stock by any of the parties described above, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

WE ARE SUBJECT TO SIGNIFICANT INFLUENCE BY SOME STOCKHOLDERS THAT MAY HAVE THE EFFECT OF DELAYING OR PREVENTING A CHANGE IN CONTROL.

         At September 8, 2003, our directors, executive officers, Bank of America and Microsoft collectively owned approximately 24% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

AVAILABLE INFORMATION

         We make available free of charge on our Internet website, www.checkfreecorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

        We lease the following office facilities:

        -     approximately 229,000 square feet in Norcross, Georgia;

        -     approximately 150,000 square feet in Dublin, Ohio;

        -     approximately 100,000 square feet in Phoenix, Arizona;

        -     approximately 78,000 square feet in Aurora, Illinois;

        -     approximately 35,000 square feet in Raleigh, North Carolina;

        -     approximately 33,000 square feet in Jersey City, New Jersey;

        -     approximately 29,000 square feet in Waterloo, Ontario, Canada;

        -     approximately 26,000 square feet in Owings Mills, Maryland;

        -     approximately 22,000 square feet in Worthington, Ohio;

        -     approximately 21,000 square feet in Newark, New Jersey;

        -     approximately 15,000 square feet in Chicago, Illinois;

        -     approximately 5,000 square feet in San Diego, California;

        -     approximately 2,000 square feet in Slough, Berkshire, United
              Kingdom;

        -     approximately 2,000 square feet in Boston, Massachusetts; and

        -     approximately 2,000 square feet in Henderson, Nevada.

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

                                                       COMMON STOCK
                                                          PRICE
                                                          -----
FISCAL PERIOD                                         HIGH     LOW
-------------                                        ------   ------
FISCAL 2002
First Quarter ....................................   $35.40   $14.55
Second Quarter ...................................   $22.69   $12.20
Third Quarter ....................................   $20.20   $10.93
Fourth Quarter ...................................   $25.40   $13.28

FISCAL 2003
First Quarter ....................................   $15.83   $ 7.45
Second Quarter ...................................   $20.35   $ 8.96
Third Quarter ....................................   $23.65   $16.12
Fourth Quarter ...................................   $30.13   $20.60

FISCAL 2004
First Quarter (through September 8, 2003) ........   $30.10   $19.75

         On September 8, 2003, the last reported bid price for our common stock on the Nasdaq National Market was $23.75 per share. As of September 8, 2003, there were approximately 925 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

                                                                                 YEAR ENDED JUNE 30,
                                                     ----------------------------------------------------------------------------
                                                         2003            2002            2001            2000            1999
                                                     ----------------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Revenues:
  Processing and servicing .......................   $    476,416    $    422,237    $    362,051    $    261,621    $    201,059
  License fees ...................................         24,163          25,020          30,180          16,818          15,975
  Maintenance fees ...............................         25,733          24,298          21,332          18,752          17,746
  Other ..........................................         25,334          18,922          19,757          13,004          15,351
                                                     ------------    ------------    ------------    ------------    ------------
            Total revenues .......................        551,646         490,477         433,320         310,195         250,131
Expenses:
  Cost of processing, servicing and support ......        237,978         262,105         255,528         182,540         146,704
  Research and development .......................         52,717          55,172          55,621          35,631          21,085
  Sales and marketing ............................         57,170          58,030          90,283          44,782          32,354
  General and administrative .....................         39,030          43,687          50,474          40,931          31,466
  Depreciation and amortization ..................        226,638         435,565         427,495          42,830          24,630
  In-process research and development ............              -               -          18,600           6,900           2,201
  Impairment of intangible assets ................         10,228         155,072               -               -               -
  Reorganization charge ..........................          1,405          16,365               -               -               -
                                                     ------------    ------------    ------------    ------------    ------------
            Total expenses .......................        625,166       1,025,996         898,001         353,614         258,440
  Net gain on dispositions of assets .............              -               -               -               -           4,576
                                                     ------------    ------------    ------------    ------------    ------------
  Loss from operations ...........................        (73,520)       (535,519)       (464,681)        (43,419)         (3,733)
  Interest:
    Income .......................................          7,327           8,486          15,415           7,689           2,799
    Expense ......................................        (12,975)        (12,788)        (13,154)         (8,027)           (618)
  Loss on investments ............................         (3,228)              -         (16,077)              -               -
                                                     ------------    ------------    ------------    ------------    ------------
  Loss before income taxes and cumulative
   effect of accounting change ...................        (82,396)       (539,821)       (478,497)        (43,757)         (1,552)
  Income tax benefit .............................        (33,106)        (98,871)       (115,362)        (11,437)        (12,009)
                                                     ------------    ------------    ------------    ------------    ------------
  Income (loss) before cumulative effect of
   accounting change .............................        (49,290)       (440,950)       (363,135)        (32,320)         10,457
  Cumulative effect of accounting change .........         (2,894)              -               -               -               -
                                                     ------------    ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $    (52,184)   $   (440,950)   $   (363,135)   $    (32,320)   $     10,457
                                                     ============    ============    ============    ============    ============
Diluted net income (loss) per common share .......   $      (0.59)   $      (5.04)   $      (4.49)   $      (0.61)   $       0.18
Equivalent number of shares outstanding ..........         88,807          87,452          80,863          53,367          56,529

BALANCE SHEET DATA:
  Working capital ................................   $    304,286    $    201,741    $    142,661    $    178,761    $     24,245
  Total assets ...................................      1,587,270       1,637,477       2,183,953         713,114         252,761
  Long-term obligations, less current portion ....        176,692         176,377         176,541         173,236           3,882
  Total stockholders' equity .....................      1,268,149       1,305,661       1,732,186         445,894         186,903

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

         We operate our business through three independent but inter-related divisions:

         -        Electronic Commerce;

         -        Investment Services; and

         -        Software.

         Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2003, we processed approximately 434 million electronic payment transactions and delivered approximately 32 million electronic bills. For the quarter ended June 30, 2003, we processed nearly 120 million transactions and delivered approximately 11.5 million electronic bills. During the quarter ended June 30, 2003, over ten million consumers initiated a payment through CheckFree managed services. The number of transactions we process each year continues to grow. For the year ended June 30, 2003, growth in the number of transactions processed exceeded 37%. The Electronic Commerce Division accounted for approximately 73% of our annual revenue.

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

         Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2003, our clients used the CheckFree APL portfolio accounting system to manage over 1.2 million portfolios, totaling more than $700 billion in assets. The Investment Services Division accounts for approximately 15% of our annual revenue.

         Our institutional client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of "wrap" or separately managed accounts, money management products, or traditional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing quick-to-market turnkey solutions.

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

         -        Depository Trust Corporation interfacing;

         -        billing functions; and

         -        system and data security.

         In addition to our APL portfolio management products, our Investment Services Division also offers proposal generation, investment performance, and reporting products and services. Marketed under M-Pact, M-Search and M-Watch, these products are a result of the acquisition of Mobius Group, Inc. in March 1999.

         Through our Software Division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software Division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation's nine billion ACH payments. The CFACS unit enables organizations to manage their reconciliation and compliance requirements. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounted for approximately 12% of our fiscal 2003 revenue.

RESULTS OF OPERATIONS

         The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

                                                                         YEAR ENDED JUNE 30,
                                                                      -------------------------
                                                                      2003      2002      2001
                                                                      -----     -----     -----
Total revenues ....................................................   100.0%    100.0%    100.0%
Expenses:
    Cost of processing, servicing and support .....................    43.1      53.4      59.0
    Research and development ......................................     9.6      11.3      12.8
    Sales and marketing ...........................................    10.4      11.8      20.8
    General and administrative ....................................     7.1       8.9      11.7
    Depreciation and amortization .................................    41.1      88.8      98.7
    In-process research and development ...........................       -         -       4.3
    Impairment of intangible assets ...............................     1.8      31.6         -
    Reorganization charge .........................................     0.2       3.3         -
                                                                      -----    ------    ------
        Total expenses ............................................   113.3     209.2     207.2
                                                                      -----    ------    ------
Loss from operations ..............................................   (13.3)   (109.2)   (107.2)
Interest:
    Interest income ...............................................     1.3       1.7       3.6
    Interest expense ..............................................    (2.3)     (2.6)     (3.1)
Loss on investments ...............................................    (0.6)        -      (3.7)
                                                                      -----    ------    ------
Loss before income taxes and cumulative effect of accounting change   (14.9)   (110.1)   (110.4)
Income tax benefit ................................................    (6.0)    (20.2)    (26.6)
                                                                      -----    ------    ------
Loss before cumulative effect of accounting change ................    (8.9)    (89.9)    (83.8)
Cumulative effect of accounting change ............................    (0.5)        -         -
                                                                      -----    ------    ------
Net loss ..........................................................    (9.4)%   (89.9)%   (83.8)%
                                                                      =====    ======    ======

YEARS ENDED JUNE 30, 2003 AND 2002

         Revenue. Total revenue increased by 12%, from $490.5 million for the year ended June 30, 2002, to $551.6 million for the year ended June 30, 2003. Total company revenue growth was driven by 15% growth in our Electronic Commerce business, 10% growth in our Software business and 2% growth in our Investment Services business.

         Growth in our Electronic Commerce business is driven primarily by growth in total transactions processed from approximately 316 million for the year ended June 30, 2002, to over 434 million for the year ended June 30, 2003. Please refer to the SEGMENT INFORMATION section of this report, Electronic Commerce Division, for an analysis of changes in the mix of business inherent in our transaction growth. Additionally, revenue related to minimum guarantees from Microsoft and First Data Corporation have increased in total by $9.0 million on a year over year basis. Growth in Electronic Commerce revenue has been dampened somewhat by a decrease in interest rates, which has negatively impacted our interest-sensitive offerings, such as our account balance transfer product, by certain of our larger customers transferring payment volume to in-house solutions during the most recent fiscal year, and by a large customer reaching pricing tier discounts during the year due to significant volume growth.

         Our Software business has continued to grow in spite of customers taking longer than normal to evaluate discretionary investment-spending alternatives, such as third party software product offerings. We experienced relatively strong software license sales in our seasonally high June and December quarters and we were engaged in a significant software services agreement during the year, which combined to provide a near term boost to Software revenue; however, until the economy rebounds, we expect to experience modest growth in our Software business.

         Growth in our Investment Services business has been dampened by poor stock market conditions. Portfolios managed have remained relatively flat over the past year or so, as investors reducing stock holdings have offset new portfolio growth. Pricing in Investment Services is primarily based on portfolios managed, and as a result, we have experienced less than historical revenue growth in this business. We expect this trend to continue until stock market performance improves.

         Across all segments of our business, for the year ended June 30, 2003, Bank of America generated total revenue of $94.3 million, which exceeds 10% of our total revenue, and remains the only customer that exceeds 10% of our total revenue. The agreement with Bank of America has a ten-year term, includes annual minimum guarantees of $50 million and includes tiered pricing which is competitive with pricing we offer our other customers, based on volumes of activity provided by Bank of America.

         Our processing and servicing revenue increased by $54.2 million, or 13%, from $422.2 million for the year ended June 30, 2002, to $476.4 million for the year ended June 30, 2003. Processing and servicing revenue occurs in both our Electronic Commerce and Investment Services businesses. As previously mentioned, portfolios managed have remained fairly flat year over year, and as a result, we have seen only modest growth in processing and servicing revenue from our Investment Services business. Growth in processing and servicing revenue has therefore come primarily from growth in transactions processed within our Electronic Commerce business. Additionally, we delivered almost 32 million electronic bills in the year ended June 30, 2003, as compared to approximately 11 million bills in the previous year. In conjunction with our acquisition of TransPoint in September 2000, we entered into agreements with Microsoft and First Data Corporation, both of which include monthly minimum revenue guarantees that increase annually over the five-year term of the agreements.

         The following table represents the total annual minimum revenue guarantees throughout the five-year contract period with Microsoft and First Data Corporation (in thousands):

            FISCAL YEAR ENDED JUNE 30,               MICROSOFT    FIRST DATA     TOTAL
            --------------------------               ----------   ----------   ----------
2001 .............................................   $    6,000   $    5,000   $   11,000
2002 .............................................       15,000        8,500       23,500
2003 .............................................       21,000       11,500       32,500
2004 .............................................       27,000       14,500       41,500
2005 .............................................       33,000       17,500       50,500
2006 .............................................       18,000        3,000       21,000
                                                     ----------   ----------   ----------
     Total .......................................   $  120,000   $   60,000   $  180,000
                                                     ==========   ==========   ==========

         We are operating below the minimum levels in both agreements and, as a result of increased minimum levels, revenue from Microsoft and First Data grew by $9.0 million from the year ended June 30, 2002, to the year ended June 30, 2003. Reductions in interest yields from this time last year have had a dampening effect on our interest-sensitive products such as our account balance transfer offering, which has offset further growth in Electronic Commerce processing and servicing revenue. Furthermore, our largest customer reached cliff-based pricing milestones in the quarters ended December 31, 2002, and June 30, 2003, which reduced our revenue per subscriber for that customer by between 10% and 15%. While much less in magnitude, we expect the same customer to reach an additional pricing milestone around the end of the 2003 calendar year.

         At the end of our 2002 fiscal year, we introduced transaction-based metrics designed to help investors better understand trends in our business. We offer two basic levels of electronic billing and payment services to our customers. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. For instance, a Full Service customer might not use a CheckFree-hosted user interface, but still use our full array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer may build its own payment warehouse, we may maintain a customer record and payment history within our payment warehouse to support the Full Service customer's servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services. Additionally, within Payment Services, we provide services to billers for electronic bill delivery and hosting, as well as other payment services, such as account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services.

         As we have previously reported, three of our larger customers, all of whom were original principals of a consortium known as Spectrum, have created and begun using in-house payment warehouses for routing electronic bill payment transactions, and each is in various stages of this transition process. For payment processing services, each of the three principal banks signed a multi-year transaction processing agreement with Metavante, a payment processing division of Marshall and Ilsley Corporation ("M&I"), which included guaranteed minimum transaction levels during the contract period. As a result, each of these banks is routing payment transactions to Metavante in order to meet these minimum requirements. J.P. Morgan Chase, which has historically maintained an in-house payment warehouse as a Payment Services customer of CheckFree, moved all of its Internet-based bill payment transactions, except for those processed through personal financial management ("PFM") programs such as Intuit's Quicken or Microsoft Money, to Metavante during the quarter ended December 31, 2002. Wells Fargo has begun directing new electronic bill payment customers onto its in-house system and has been routing some payments from existing customers to Metavante over the second half of fiscal 2003. We expect to see a significant volume of Wells Fargo transactions diverted during the quarter ending September 30, 2003. Wachovia initiated its in-house payment warehouse at the end of the quarter ended December 31, 2002, and has been migrating legacy Wachovia bill pay customers, on a state-by-state basis, onto its in-house system. Their migration was effectively completed by June 30, 2003. We are not aware of any plans in place at this time to migrate legacy First Union customers to the Wachovia in-house system. We are working with Wells Fargo to integrate their payment systems with CheckFree in order to continue to process transactions for them. Wells Fargo announced in April 2003 that, together, we have enabled their in-house system with e-bill capability. For reference purposes, Wells Fargo currently operates as a Payment Services customer while Wachovia operates as a Full Service customer.

         A fourth bank customer, Bank One, has announced intentions to move its electronic payment processing to an in-house payment solution as well. Bank One started processing payments late in fiscal 2003, and we expect the remainder of its electronic payment transaction volumes to decrease significantly beginning in the quarter ended September 30, 2003, as it fully enables its system and takes payment processing in-house.

         We believe that the complexity and costs of building, supporting, and hosting an in-house payment warehouse and user interface are substantial, and execution is likely limited to a few large banks. Regardless, we expect to compete for payment transaction volume from banks that ultimately choose an in-house payment routing alternative.

         Our license fee revenue decreased $0.8 million, or 3%, from $25.0 million for the year ended June 30, 2002 to $24.2 million for the year ended June 30, 2003. License revenue is derived from our Software business. The economy continues to cause potential customers to extend their evaluation time on discretionary spending for such things as software products, which has resulted in slower than normal software license sales. We expect this trend to continue until the economy begins to rebound.

         Our maintenance fee revenue increased by $1.4 million, or 6%, from $24.3 million for the year ended June 30, 2002, to $25.7 million for the year ended June 30, 2003. Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business. A combination of a decrease in new license sales, customer retention rates of at least 80% across all of our Software business units, and moderate price increases on a year over year basis, resulted in a moderately increasing maintenance base. We defer revenue recognition on maintenance billings until cash is collected, which can cause quarter-to-quarter fluctuations in maintenance revenue. Until license sales regain historical growth rates, we expect to see moderate growth in maintenance.

         Our other revenue increased by $6.4 million, or 34%, from $18.9 million for the year ended June 30, 2002 to $25.3 million for the year ended June 30, 2003. Other revenue consists of consulting and implementation fees across all three of our business segments. The primary driver of growth in this area is a consulting services project we were engaged in with a large bank customer within our ACH software business unit in fiscal 2003.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $262.1 million, or 53.4% of total revenue, for the year ended June 30, 2002, and was $238.0 million, or 43.1% of total revenue, for the year ended June 30, 2003. Cost of processing, servicing and support as a percentage of processing and servicing only revenue (total revenue less license fees) was 56.3% for the year ended June 30, 2002, versus 45.1% for the year ended June 30, 2003. The largest single factor resulting in the decline in processing and servicing costs, in light of growth in processing and servicing revenue, was platform consolidation in our Electronic Commerce business late in fiscal 2002. For most of fiscal 2002, we maintained three redundant payment-processing platforms. Through December 2001, we were converting Bank of America subscribers from the legacy Bank of America processing platform we purchased in October 2000 and, through March 2002, we maintained the redundant system to close out remaining customer care inquiries and claims, at which time we retired the redundant processing platform. Through this period, we paid Bank of America to run and maintain the platform for us. Once we retired the Bank of America system, we were able to close our customer care facility in San Francisco on April 30, 2002, and our Houston customer care facility in the month ended June 30, 2002. Additionally, as we migrated all but a few CSPs off of our legacy Austin processing platform onto Genesis by the end of June 2002, we closed our Austin office as well. The combination of platform consolidation and office closings eliminated approximately $6.0 million of redundant quarterly processing and servicing costs in the Electronic Commerce business. Additionally, our electronic payment rate has improved from approximately 71% for the year ended June 30, 2002, to over 75% for the year ended June 30, 2003. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim. We continue to invest in additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive improvements in our total cost per transaction. We expect these efforts to result in further improvement in cost per transaction in future periods.

         Research and Development. Our research and development costs were $55.2 million, or 11.3% of total revenue, for the year ended June 30, 2002, and were $52.7 million, or 9.6% of total revenue, for the year ended June 30, 2003. Last fiscal year, on March 19, 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all areas of the company, including research and development. The reduction resulted in savings on a year over year basis. However, we continue to invest significantly in product enhancement and quality improvement programs in all three of our businesses.

         Sales and Marketing. Our sales and marketing costs were $58.0 million, or 11.8% of total revenue, for the year ended June 30, 2002, and were $57.2 million, or 10.4% of total revenue, for the year ended June 30, 2003. During the current fiscal year, we introduced new relationship management and account management positions in our Investment Services business, however, the previously mentioned reorganization, announced on March 19, 2002, also impacted sales and marketing expenses resulting in a year over year reduction of costs.

         General and Administrative. Our general and administrative costs were $43.7 million, or 8.9% of total revenue, for the year ended June 30, 2002, and were $39.0 million, or 7.1% for the year ended June 30, 2003. In addition to reduced rental and related overhead expense from facilities closed late in fiscal 2002 and improved collection experience resulting in favorable bad debt expenses year over year, we continue to carefully manage our corporate expenses, resulting in expected leverage in our overhead costs.

         Depreciation and Amortization. Depreciation and amortization costs decreased from $435.6 million for the year ended June 30, 2002, to $226.6 million for the year ended June 30, 2003. In July 2002, we adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for possible impairment. We will continue to amortize all other intangible assets, such as acquired technology, strategic agreements, tradenames, and the like, over their respective useful lives. As a result of the change, amortization from acquisition related intangible assets has decreased from $394.0 million for the year ended June 30, 2002, to $183.3 million for the year ended June 30, 2003. Underlying depreciation and amortization from operating fixed assets and internally developed product costs has increased from $41.6 million for the year ended June 30, 2002, to $43.3 million for the year ended June 30, 2003. The increase in non-acquisition related depreciation and amortization is the result of continued investment in new product innovations and fixed assets necessary to support the continued growth of the company.

         Impairment of Intangible Assets. Charges for the impairment of intangible assets have decreased from $155.1 million for the year ended June 30, 2002, to $10.2 million for the year ended June 30, 2003. In the quarter ended December 31, 2001, we recorded intangible asset impairment charges totaling $155.1 million. This was the combined result of a charge of $107.4 million for the impairment of goodwill associated with our acquisition of BlueGill Technologies in April 2000 (currently known as CheckFree i-Solutions), and of $47.7 million for the retirement of certain technology assets we acquired from TransPoint in September 2000. In the quarter ended June 30, 2003, we recorded intangible asset impairment charges totaling approximately $10.2 million associated with our annual assessment of the recoverability of goodwill and other intangible asset balances, particularly in our i-Solutions business unit. Upon adoption of SFAS 142 in the quarter ended September 30, 2002, we incurred an additional $2.9 million impairment of intangible assets that is described in the coming paragraph labeled Cumulative Effect of Accounting Change, which is reflected separately in our Consolidated Statement of Operations.

         Upon successful integration of BlueGill Technologies into the operations of our Software business, during fiscal 2001, we established a revenue outlook for fiscal 2002 that anticipated continued rapid growth in software license sales. We experienced a drop in demand for electronic billing software during the quarter ended September 30, 2001; however, we did not believe this would impact our longer-term expectations for this product line and, therefore, in our estimation, there was no impairment at that time. When software sales declined again in the quarter ended December 31, 2001, we reevaluated our long-term expectations and viewed this as a triggering event that required evaluation of possible impairment per the guidelines of SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Our tests relative to the total tangible and intangible assets related to the i-Solutions product line revealed that the assets were in fact impaired. This resulted in a charge of $107.4 million to write down the value of goodwill related to the acquisition of BlueGill.

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

         Throughout fiscal 2003, there were no triggering events that caused us to evaluate the recoverability of our intangible asset balance. In April 2003, we performed our annual evaluation of intangible asset recoverability. Our initial tests indicated a potential impairment of goodwill in our i-Solutions reporting unit. Our follow up tests included an SFAS 86 recoverability test of our technology assets, which indicated no issues, and a SFAS 144 test, which resulted in an impairment of $4.2 million in one of our non-goodwill intangible assets. The final SFAS 142 test resulted in a further impairment of $6.0 million in our i-Solutions goodwill balance for a total charge of $10.2 million.

         Reorganization charge. Our reorganization charges decreased from $16.4 million for the year ended June 30, 2002, to $1.4 million for the year ended June 30, 2003. In January 2002, we announced plans to close our customer care facility in San Francisco, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. On March 19, 2002, we further announced the closing of our Houston and Austin, Texas offices, our Ann Arbor, Michigan office and our Singapore office, combined with a net reduction in force totaling 450 employees. As a result of those actions, we incurred charges totaling $16.4 million consisting primarily of severance and related employee benefits and lease termination fees. We accounted for these actions in accordance with Emerging Task Force (EITF) abstract number 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Due primarily to our inability to sublease abandoned office space as originally expected, in the quarter ended June 30, 2003, we recorded $1.4 million of additional reorganization charges to true-up our estimates from the actions we initiated in fiscal 2002.

         Interest. Interest income declined from $8.5 million for the year ended June 30, 2002, to $7.3 million for the year ended June 30, 2003. An increase in invested balances of cash, short-term and long-term investments from 2002 to 2003 was offset by reduced yields from lower interest rates during fiscal 2003.

         Interest expense has increased from $12.8 million for the year ended June 30, 2002, to $13.0 million for the year ended June 30, 2003. The increase is due primarily to an increase in long-term lease obligations during fiscal 2003. Anchored by the fixed rate on our $172.5 million of outstanding convertible debt, average interest rates have remained stable for us over these periods.

         Loss on Investments. In the year ended June 30, 2003, we incurred a charge of $3.2 million for losses in investments. Due primarily to a decline in the market value of one of our investments in a private imaging company, which had been below our book value for over six months, we judged this to be an "other than temporary" decline in the market value and, accordingly, in the quarter ended March 31, 2003, we recorded a charge of $1.3 million to reflect the loss. Due to a decline in the market value of our investment in Payment Data Systems, Inc. (formerly Billserv, Inc.), which had been below our book basis for over six months at the time, we also judged this to be an "other than temporary" decline in the investment and in the quarter ended December 31, 2002, we recorded a charge of $1.9 million to reflect the loss.

         Income Taxes. We recorded an income tax benefit of $98.9 million, with an effective rate of 18.3%, for the year ended June 30, 2002, and an income tax benefit of $33.1 million, with an effective rate of 40.2%, for the year ended June 30, 2003. Our June 30, 2002, pre-tax income included the impact of non-deductible goodwill amortization expense. With our adoption of SFAS 142 in July 2002, we stopped amortizing goodwill. Our resulting effective tax rate in fiscal 2003 is now more in line with a blended statutory rate of about 40%, with the exception of federal and state tax credits that have more than offset other non-deductible expense.

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

         As a result of the transitional impairment test, we determined that goodwill associated with our i-Solutions reporting unit was impaired. We recorded an impairment charge of $2.9 million, which is reflected as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended June 30, 2003. Refer to Note 7. "Goodwill and Other Intangible Assets" in the accompanying Notes to Consolidated Financial Statements, for further discussion regarding the current year and expected future impact of this change on our depreciation and amortization expense.

YEARS ENDED JUNE 30, 2002 AND 2001

         Revenues. Our total revenue increased by 13%, from $433.3 million for the year ended June 30, 2001 to $490.5 million for the year ended June 30, 2002. Total company revenue growth was driven by 17% growth in our Electronic Commerce business and 14% growth in our Investment Services business, offset by a 5% decline in our Software business. Growth in Electronic Commerce revenue was driven primarily by growth in total transactions processed from 231 million for the year ended June 30, 2001, to over 316 million for the year ended June 30, 2002. The impact of growth in transactions processed was offset by a decline in revenue from interest rate sensitive products, such as our account balance transfer product, caused by significant decreases in interest rates from fiscal 2001. In October 1999, we entered into an agreement with a third party in which we issued warrants on one million shares of our stock, exercisable on September 15, 2002, contingent upon maintaining the existence of our agreement through that date. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of those warrants to the third party.

         Growth in Investment Services was driven primarily by an increase in portfolios managed from over 1.1 million at June 30, 2001, to about 1.2 million at June 30, 2002, offset by industry consolidations which resulted in the loss of over 0.1 million portfolios in fiscal 2002. The majority of these portfolios processed at a lower price point than average, based on the service level provided, resulting in a reduced negative impact. Also, in the quarter ended March 31, 2002, we announced the elimination of certain of our financial planning software products within Investment Services, resulting in a modest decrease in revenue as the product line was in existence the full year in fiscal 2001 and less than three quarters of the year in fiscal 2002. As a result of the difficult stock market conditions that worsened since late September 2001, portfolio growth slowed significantly, and we remained short of historic growth rates in this part of our business. Due also to poor economic conditions in fiscal 2002, we experienced a decline in revenue in our Software business on a year over year basis. Although revenue from our more mature ACH processing and Reconciliation products had remained relatively stable, sales of our i-Solutions electronic billing and statement software were lower than expected as the recession continued.

         Across all segments of our business, for the year ended June 30, 2002, Bank of America generated total revenue of $60.0 million, which represented in excess of 10% of our total revenue in fiscal 2002, and they were the only customer to exceed 10% of our total revenue. Because they owned approximately 10 million shares of our stock at the time, Bank of America was considered a related party.

         Our processing and servicing revenue increased by $60.2 million, or 17%, from $362.1 million for the year ended June 30, 2001, to $422.2 million for the year ended June 30, 2002. Within Electronic Commerce, growth in underlying processing and servicing revenue was driven by the previously mentioned growth in subscribers and transactions. Our acquisition of TransPoint in September 2000 included a five-year strategic agreement with Microsoft and a five-year marketing agreement with First Data Corporation, each of which includes minimum quarterly revenue guarantees, as does our ten-year strategic agreement with Bank of America. Through June 30, 2002, the agreements with Microsoft and First Data were operating below the minimum guarantee level. The Bank of America contract operated under minimums until the December 31, 2001 quarter. As a result of these minimum guarantees, overall subscriber-based revenue correlated less directly with subscriber growth. Additionally, we processed over 1.3 million electronic bills in the month ended June 30, 2002, which was a significant increase from the 1.1 million electronic bills processed in the month ended March 31, 2002, and the 500,000 electronic bills processed in the month ended June 30, 2001. This growth was offset by a decline in revenue from interest rate sensitive products and the previously mentioned $2.7 million non-cash charge we recorded against revenue related to warrants we issued to a third party in 1999. In the quarter ended June 30, 2002, J.P. Morgan Chase announced plans to utilize in-house technologies to build and manage their own electronic billing and payment user interface and payment warehouse.

         Our license fee revenue decreased by $5.2 million, or 17%, from $30.2 million for the year ended June 30, 2001 to $25.0 million for the year ended June 30, 2002. License sales had dropped off during the recessionary period that began toward the end of fiscal 2001 and continued throughout fiscal 2002. While sales in our more mature ACH processing and Reconciliation software products had remained fairly stable, sales of our i-Solutions electronic billing and statement software have continued to fall short of our expectations. The reduction in expected license sales in our i-Solutions business unit resulted in our recording an impairment charge relative to the intangible assets we recorded as part of our acquisition of BlueGill. The charge is explained in the paragraph labeled Impairment of Intangible Assets later in this analysis.

         Our maintenance fee revenue increased by $3.0 million, or 14%, from $21.3 million for the year ended June 30, 2001 to $24.3 million for the year ended June 30, 2002. Maintenance tends to grow with incremental software license sales from the last four quarters, combined with annual retention rates of existing customers that exceed 80% across all product lines. Although software sales have declined on a year over year basis, because of the annuity effect of a renewing customer base, we have continued to experience growth in maintenance revenue. Pricing did not have a material impact on maintenance revenue growth.

         Our other revenue decreased by $0.8 million, or 4%, from $19.8 million for the year ended June 30, 2001, to $18.9 million for the year ended June 30, 2002. The decline in other revenue was the combined result of lower biller implementation fees in our Electronic Commerce business, lower software implementation engagements from lower software sales in our Software business and lower implementation and custom reporting fees in our Investment Services business.

         Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $255.5 million, or 59.0% of total revenue, for the year ended June 30, 2001, and was $262.1 million, or 53.4% of total revenue, for the year ended June 30, 2002. Cost of processing, servicing and support, as a percentage of processing only revenue, was 63.4% for the year ended June 30, 2001, versus 56.3% for the year ended June 30, 2002. We achieved improved efficiency and processing quality within our Genesis processing platform in our Electronic Commerce business. Our ratio of electronic payments to total payments improved from 64% at June 30, 2001, to over 71% at June 30, 2002. Electronic payments carry a significantly lower variable cost per unit than paper based payments and are far less likely to result in a costly customer inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not fully explained in these results. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment platforms for much of the year ended June 30, 2001, and one additional platform through March 31, 2002, as we worked to migrate subscribers and billers over to Genesis. The acquired platforms were less efficient than our Genesis processing platform, and therefore much more expensive to operate. As an example, during fiscal 2002 alone, we incurred approximately $18.0 million in costs paid to Bank of America for their support of the Bank of America West processing platform during the conversion process. We completed the conversion of the TransPoint subscribers and billers onto our Genesis platform in the quarter ended June 30, 2001. We completed the conversion of a portion of the Bank of America East operations in the quarter ended March 31, 2001, and the remainder of the Bank of America subscribers, referred to as Bank of America West, to Genesis in the quarter ended December 31, 2001. After resolving the backlog of open customer care inquiry and claims during the quarter ended March 31, 2002, we retired the Bank of America processing platform and were no longer required to reimburse Bank of America for running the platform on our behalf. Additionally, we migrated all but a few CSPs off of our Austin processing platform and relocated the remaining technologies to our Norcross, Georgia facility. As a result of these retirements, we closed our San Francisco customer care facility effective April 30, 2002, our Houston customer care facility effective June 30, 2002, and closed our Austin office effective September 30, 2002. The retirement of the Bank of America platform and the resulting closing of the San Francisco, Houston and Austin offices resulted in a recurring reduction in our quarterly processing cost of almost $5.0 million beginning in the quarter ended June 30, 2002, and increasing to approximately $6.0 million in the quarter ended September 30, 2002. The net impact of the above programs and actions resulted in a decrease of over 20% in our direct cost per transaction processed in the year ended June 30, 2002. Refer to the Reorganization Charge paragraph below and Note 17 in the Notes to Consolidated Financial Statements within this report for further information regarding the one-time charge we recorded as a result of the reorganization actions.

         Research and Development. Our research and development costs were $55.6 million, or 12.8% of total revenue, for the year ended June 30, 2001, and $55.2 million, or 11.3% of total revenue, for the year ended June 30, 2002. Adjusted for capitalized development costs, our gross research and development costs were $60.5 million, or 14% of total revenue, for the year ended June 30, 2001, and $59.6 million, or 12.2% of total revenue, for the year ended June 30, 2002. During fiscal years 2000 and 2001, we invested heavily in research and development activities to enhance our product offerings and further distance ourselves from our competition. We continued to invest consistently in research and development activities on a gross dollar basis in all of our business segments during fiscal 2002 in anticipation and support of revenue growth, quality enhancement and efficiency improvement opportunities. On March 19, 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all areas of the company, including research and development.

         Sales and Marketing. Our sales and marketing costs were $90.3 million, or 20.8% of total revenue, for the year ended June 30, 2001, and were $58.0 million, or 11.8% of total revenue, for the year ended June 30, 2002. The terms of our strategic agreement with Bank of America in October 2000 called for us to provide $25.0 million toward a two year, $45.0 million marketing campaign to be administered by Bank of America. Because we had no direct influence or control over the specific nature, timing or extent of the use of funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Net of this one-time charge, sales and marketing costs were $65.3 million, or 15.1% of total revenue, for the year ended June 30, 2001. Fiscal year 2002 commission expenses were lower than prior year due to lower overall software sales and lower biller signings than in the prior year. We reduced the number of i-Solutions sales and marketing staff in the quarter ended June 30, 2001 and sales and marketing staff across the company were also impacted by the reduction in force announced on March 19, 2002. Because our electronic billing and payment services are offered as a private labeled service through our bank customers, we do not incur the cost of direct advertising and promotion campaigns. However, our existing marketing staff provided assistance to our consumer service provider customers in identifying best practice programs that were successful in driving increased subscriber adoption and activation.

         General and administrative. Our general and administrative costs were $50.5 million, or 11.7% of total revenue, for the year ended June 30, 2001, and were $43.7 million, or 8.9% of total revenue, for the year ended June 30, 2002. Our general and administrative costs as a percentage of revenue continued to decline due to leverage inherent in our business model and efforts to curtail discretionary spending in a recessionary economy throughout fiscal 2002.

         Depreciation and Amortization. Depreciation and amortization costs increased from $427.5 million for the year ended June 30, 2001, to $435.6 million for the year ended June 30, 2002. The significant depreciation and amortization costs relative to the other costs of our business are composed primarily of amortization expenses related to the intangible assets we recorded as a result of the acquisition of BlueGill Technologies in April 2000, the acquisition of TransPoint in September 2000, and our purchase of the electronic billing and payment assets of Bank of America in October 2000. Net of intangible amortization from acquisitions, our depreciation costs related primarily to fixed assets used in ongoing operations, increased from $34.1 million for the year ended June 30, 2001 to $41.6 million for the year ended June 30, 2002. The increase in fixed asset depreciation was the result of continued capital spending for data processing equipment, related software, and facility improvements in support of the continued growth of the business. As a result of our decision to close our San Francisco, Houston and Austin offices, we had certain fixed assets that had no future use to us, and we accelerated the remaining depreciation on those assets to reduce their book value to zero to reflect the timing of the office closings and their resulting shorter useful life.

         In-Process Research and Development. In the three months ended September 30, 2000, we incurred $18.6 million of in-process research and development costs in relation to our acquisition of TransPoint. For a detailed discussion of this charge, please refer to the Notes to Consolidated Financial Statements included in our June 30, 2001 Annual Report.

         Impairment of Intangible Assets. In the quarter ended December 31, 2001, we recorded charges totaling $155.1 million for the impairment of intangible assets. As previously explained, this was the combined result of a charge of $107.4 million for the impairment of goodwill associated with our acquisition of BlueGill Technologies in April 2000 (currently referred to as CheckFree i-Solutions), and of $47.7 million for the retirement of certain technology assets we acquired from TransPoint in September 2000.

         Reorganization Charge. We previously discussed our fiscal 2002 reorganization charge of $16.4 million in the years ended June 30, 2003 and 2002 section of this report. Please refer back to the Reorganization Charge caption for a full discussion of the charges.

         Interest. Interest income decreased from $15.4 million for the year ended June 30, 2001, to $8.5 million for the year ended June 30, 2002. The decrease is a result of the combined effect of a decrease in our average annual yield, offset by an increase in our average invested assets of $34.1 million.

         Interest expense declined from $13.2 million for the year ended June 30, 2001, to $12.8 million for the year ended June 30, 2002. The decrease is due to a modest drop in average interest rates combined with a reduction in our average outstanding debt and other long-term obligations of approximately $0.3 million. Note that the interest rate on our $172.5 million convertible debt balance is fixed at 6.5% and this debt has remained in place throughout fiscal 2001 and fiscal 2002.

         Loss on Investments. Due to overall market conditions, certain of our investments incurred an "other than temporary" decline in market value. As a result, in the year ended June 30, 2001, we recorded charges of $16.1 million to appropriately reflect the decline in value of these investments. No additional charge was required in the year ended June 30, 2002.

         Income Taxes. We recorded an income tax benefit of $115.4 million, at an effective rate of 24.1%, for the year ended June 30, 2001, and an income tax benefit of $98.9 million, at an effective rate of 18.3%, for the year ended June 30, 2002. The reported effective rates differ from the blended statutory rate of 40% in all periods due to certain non-deductible goodwill amortization, impairment charges related to goodwill, non-deductible in-process research and development expenses and other non-deductible expenses, offset somewhat by eligible tax credits.

SEGMENT INFORMATION

         The following table sets forth our operating revenue and operating income by industry segment for the periods noted. Items identified as purchase accounting amortization, impairment of intangible assets, a one time marketing charge, reorganization charge, in-process research and development, and charge associated with warrants issued to third parties, were separated from operating income for a better understanding of each segment. Explanations for these charges can be found in the discussion above.

                                                                    YEAR ENDED JUNE 30,
                                                          --------------------------------------
                                                             2003          2002          2001
                                                          ----------    ----------    ----------
                                                                      (In thousands)
Operating revenue:
       Electronic Commerce - underlying ...............   $  404,729    $  354,802    $  301,532
       Impact of warrants issued to third party .......          644        (2,748)            -
                                                          ----------    ----------    ----------
    Electronic Commerce ...............................      405,373       352,054       301,532
    Investment Services ...............................       81,562        79,574        69,613
    Software ..........................................       64,711        58,849        62,175
                                                          ----------    ----------    ----------
        Total operating revenue .......................   $  551,646    $  490,477    $  433,320
                                                          ==========    ==========    ==========

Operating income (loss):
    Electronic Commerce ...............................   $  115,539    $   39,010    $  (13,083)
    Investment Services ...............................       21,062        24,376        20,347
    Software ..........................................       18,008         5,789           837
    Corporate .........................................      (33,798)      (36,500)      (35,746)
Specific items:
    Purchase accounting amortization ..................     (183,342)     (394,009)     (393,436)
    Impairment of intangible assets ...................      (10,228)     (155,072)            -
    Reorganization charge .............................       (1,405)      (16,365)            -
    Impact of warrants issued to third party ..........          644        (2,748)            -
    One-time marketing charge .........................            -             -       (25,000)
    In-process research and development ...............            -             -       (18,600)
                                                          ----------    ----------    ----------
        Total operating loss ..........................   $  (73,520)   $ (535,519)   $ (464,681)
                                                          ==========    ==========    ==========

YEARS ENDED JUNE 30, 2003 AND 2002

         Electronic Commerce. Revenue in our Electronic Commerce business increased by $53.3 million, or 15%, from $352.1 million for the year ended June 30, 2002, to $405.4 million for the year ended June 30, 2003. In the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. The warrants vested in the quarter ended September 30, 2002, and at that time, we recorded a true-up of $0.6 million which reduced the original charge. Net of this one-time charge and its subsequent true-up, underlying revenue in Electronic Commerce increased by $49.9 million, or 14%, from $354.8 million for the year ended June 30, 2002, to $404.7 million for the year ended June 30, 2003. The increase in revenue is driven primarily by an increase in year over year transaction volume.

         At the end of our 2002 fiscal year, we introduced transaction-based metrics designed to help investors better understand trends in our business. We offer two levels of electronic billing and payment services to our customers. Customers that utilize our Full Service offering generally outsource their electronic billing and payment process to us. For instance, a Full Service customer might not use a CheckFree hosted user interface, but still use our full array of services, including payment processing, claims processing, e-bill, on-line proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer might build its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer's servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a combination of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services. An example of a Payment Services customer may be a bank that uses CheckFree primarily to process its payments. While we maintain payment records necessary to answer payment inquiries, in this situation we would not maintain full subscriber or payment initiation data in our payment warehouse. Additionally, within Payment Services, we provide services to billers who compensate us for electronic bill delivery and hosting services, as well as other payment services such as account balance transfer.

         A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services. The following tables provide a historical trend of revenue, underlying transaction metrics, and subscriber metrics where appropriate, for the Electronic Commerce business:

                                                            QUARTER ENDED
                                                -------------------------------------
                                                9/30/02  12/31/02   3/31/03   6/30/03
                                                -------  --------   -------   -------
                                                           (In thousands)
FISCAL 2003:

FULL SERVICE
   Revenue ..................................   $71,596  $ 75,089   $81,467   $82,602
   Active subscribers .......................     3,224     3,514     3,905     4,222
   Transactions processed ...................    67,164    74,900    80,267    87,454

PAYMENT SERVICES
   Revenue ..................................   $14,677  $ 13,923   $12,808   $12,263
   Transactions processed ...................    29,519    30,131    31,591    32,738

OTHER ELECTRONIC COMMERCE
   Revenue ..................................   $ 9,737  $  9,160   $10,260   $11,147
   Non-cash revenue impact of warrants ......   $   644         -         -         -

                                                              QUARTER ENDED
                                                -----------------------------------------
                                                9/30/01    12/31/01   3/31/02    6/30/02
                                                --------   --------   --------   --------
                                                             (In thousands)
FISCAL 2002:

FULL SERVICE
   Revenue ..................................   $ 64,968   $ 67,161   $ 71,155   $ 74,132
   Active subscribers .......................      2,620      2,749      2,930      3,122
   Transactions processed ...................     56,055     60,947     65,531     69,045

PAYMENT SERVICES
   Revenue ..................................   $  9,878   $ 10,243   $ 10,285   $ 10,669
   Transactions processed ...................     13,385     15,509     16,866     18,942

OTHER ELECTRONIC COMMERCE
   Revenue ..................................   $  9,981   $  8,236   $  8,332   $  9,762
   Non-cash revenue impact of warrants ......          -          -          -   $ (2,748)

         We experienced generally steady growth in Full Service revenue, active subscribers, and transactions processed until the September 30, 2002, quarter. During the quarter ended September 30, 2002, one of our larger customers, Wells Fargo, converted from Full Service to Payment Services, and, accordingly, approximately 300,000 active subscribers and their related transactions switched categories. Although Payment Services transactions generate less revenue per transaction, because we provide less service, our cost per transaction is less as well. While the shift of a customer to Payment Services from Full Service will reduce revenue, we do not expect such a shift to have a significant impact on our operating margin over time. Although Bank of America accounts for over one third of our active Full Service subscribers, growth in active subscribers and transactions processed are the result of broad growth throughout the channel. CSP customer pricing in this category can be based on transactions processed, the number of subscribers, or a combination of both, and additionally, in order to share the benefits associated with scale efficiencies, pricing is tiered in nature, whereby a customer exceeding predetermined volumes is eligible for a lower price on a going forward basis. In addition, the mix of customers utilizing transaction-based versus subscriber-based pricing will have an impact on revenue per transaction. In the latter half of the quarter ended December 31, 2002, and again in the early part of the quarter ended June 30, 2003, Bank of America reached pricing tier discount levels, and we expect it to reach a third pricing tier discount sometime late in the 2003 calendar year, or early in the quarter ending March 31, 2004. Because of the significance of our relationship with Bank of America, when it reaches a pricing tier discount, the implied revenue per transaction in this category will decline accordingly. Additionally, we saw reductions in subscribers and/or transactions from Full Service customers Wachovia and Bank One throughout the second half of fiscal 2003, and we expect Bank One to take a significant volume of its transactions in-house in the quarter ended September 30, 2003.

         We experienced moderate quarterly growth in revenue and transactions processed in the Payment Services category throughout fiscal 2002, a significant increase in the quarter ended September 30, 2002, followed by a declining revenue trend beginning in the quarter ended December 31, 2002. As previously mentioned, Wells Fargo converted from a Full Service relationship to a Payment Services relationship, which caused the significant increase in revenue and transactions in this category. We had anticipated that J.P. Morgan Chase, another large customer already included in the Payment Services category, would begin moving transactions to a competitor in order to meet contractually guaranteed minimum transaction levels with that competitor. This shift did not take place as quickly as expected, but by December 31, 2002, all of J.P. Morgan Chase's non-PFM volume was moved off our system. We started to see signs of the anticipated drop in transactions processed from Wells Fargo in the quarters ended March 31, 2003 and June 30, 2003, as they also are required to meet guaranteed minimum transaction levels with a competitor. We expect to experience a significant reduction in transactions from Wells Fargo in the quarter ended September 30, 2003. Wells Fargo, however, is e-bill enabled and their in-house system is integrated with our processing system. All electronic bills that we present to Wells Fargo customers, at a minimum, will be routed back to us for payment purposes. We delivered 31.9 million bills in the year ended June 30, 2003; almost three times the 10.8 million bills delivered in the year ended June 30, 2002. We also report miscellaneous payment only transactions from complementary products such as our account balance transfer business in this category. Pricing in our account balance transfer business is interest sensitive, whereby we share inherent float from the product with our customers. Fluctuations in prevailing interest rates will therefore have an impact on the average revenue per transaction we will receive and, as a result, the drop in interest rates over the past year has had a dampening effect on our revenue and revenue per transaction during fiscal 2003.

         Our Other Electronic Commerce revenue includes our Health and Fitness product, which grew modestly, and other non-transaction related services such implementation and consulting, which increased on a quarter over quarter basis. We expect one of our largest Health and Fitness customers to migrate to an internally developed health club management system beginning in the quarter ending September 30, 2003. We expect this to result in an immediate decline in quarterly revenue in this category of about $1.0 million. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002.

         Operating income in our Electronic Commerce business, net of purchase accounting amortization, intangible asset impairment charges, reorganization charges, and the impact of warrants, has improved from $39.0 million for the year ended June 30, 2002, to $115.5 million for the year ended June 30, 2003. Our ratio of electronic payments to total payments continues to improve, from approximately 71% as of June 30, 2002, to over 75% as of June 30, 2003. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not fully explained by a change in electronic rate. Throughout fiscal 2002, we supported two additional payment-processing platforms over and above our Genesis platform. We paid Bank of America to run the legacy Bank of America platform through March 2002, as we migrated consumers onto our more efficient Genesis platform, and cleared outstanding customer care claims initiated on the Bank of America platform. By March 31, 2002, we eliminated this redundant payment platform and were able to close our San Francisco customer care facility in April 2002 and our Houston customer care facility by June 2002. In addition, we had been operating a legacy Austin payment processing platform. When all but a few CSPs had migrated onto Genesis by June 2002, we were able to close our Austin facility as well. In March 2002, we announced a corporate wide reorganization that resulted in a reduction in workforce, over and above the employees impacted by office closings and platform consolidation. In total, we eliminated between $7.0 million and $8.0 million of quarterly costs starting in the quarter ended June 30, 2002. Finally, we continue to emphasize quality improvement, which we expect to result in further reduction in cost per transaction as we leverage the fixed costs already invested in our Electronic Commerce business. Our focus in Electronic Commerce in fiscal 2003 and into 2004 has been toward improved profitability through programs designed to:

         - drive increased consumer adoption and activation among our partners;

         -        improve product design and usability;

         -        improve overall customer satisfaction; and

         -        reduce variable costs per transaction.

         Investment Services. Revenue in our Investment Services business increased by $2.0 million, or 2%, from $79.6 million for the year ended June 30, 2002, to $81.6 million for the year ended June 30, 2003. The total number of portfolios managed has remained relatively flat at approximately 1.2 million on a year over year basis. Current revenue growth has not matched historical performance as the depressed stock market has had a direct impact on our ability to grow revenue in the business. Our pricing is based primarily on portfolios managed and portfolio additions continue to be offset by investors reducing stock holdings. We have focused attention on leveraging our economies of scale leadership position to secure multi-year contract extensions with certain customers. As a result, although we are starting to see signs of portfolio growth, we anticipate experiencing similar growth into fiscal 2004 until the stock market improves.

         Operating income in Investment Services, net of purchase accounting amortization, has decreased by $3.3 million, or 14%, from $24.4 million for the year ended June 30, 2002, to $21.1 million for the year ended June 30, 2003. The decline in operating income is due to investment spending on new product offerings and quality improvement initiatives in anticipation of a positive turn in the economy. Throughout fiscal 2003, key initiatives in our Investment Services business have included:

         - new product offerings (e.g., Multiple Strategy Portfolios / M-Pact) with a shortened time to market;

         - additional web-based products with increased functionality and ease of use;

         - build out of relationship-based service offerings in our operations; and

         -        investments to improve quality.

         Software. Revenue in our Software business increased by $5.9 million, or 10%, from $58.8 million for the year ended June 30, 2002, to $64.7 million for the year ended June 30, 2003. The downturn in the economy throughout fiscal 2002 and 2003 has caused many businesses to curtail discretionary expenditures, which has resulted in an overall dampening of demand for licensed software solutions. While our newer i-Solutions electronic statement and billing software has been impacted most, short-term demand for our reconciliation and ACH processing licenses has been impacted as well. However, during the quarter ended December 31, 2002, we began work on a consulting services agreement with a large bank customer in our ACH business unit that provided greater than normal consulting revenue over the past two quarters. Resulting services revenue was the driving factor behind growth in the Software segment. We believe software license sales in general will continue to be somewhat challenging until economic conditions improve.

         Operating income in our Software business, net of purchase accounting amortization, intangible asset impairment charges and reorganization charges, has increased from $5.8 million for the year ended June 30, 2002, to $18.0 million for the year ended June 30, 2003. In March 2002, we announced a company wide reorganization that resulted in a net reduction in staff. As part of these actions, we announced the closing of our Ann Arbor, Michigan office. In addition to the recurring savings that resulted from these actions, improvements in operating income are also the result of continued efforts to closely manage discretionary expenses in light of economic conditions.

         Corporate. Our Corporate segment represents expenses for legal, human resources, finance and other various unallocated overhead expenses. In Corporate, we incurred operating expenses of $36.5 million, or 7% of total revenue, for the year ended June 30, 2002, and operating expenses of $33.8 million, or 6% of total revenue, for the year ended June 30, 2003. We continue to closely manage our expenses, resulting in expected leverage in overhead costs.

         Purchase Accounting Amortization. The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $394.0 million for the year ended June 30, 2002, to $183.3 million for the year ended June 30, 2003. In July 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets." Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for possible impairment. All other intangible assets, such as acquired technology, strategic agreements, trade names, and the like, will continue to be amortized over their respective useful lives. For comparative purposes, the following table breaks out the intangible asset amortization by segment:

                                                 YEAR ENDED JUNE 30,
                                           ------------------------------
                                             2003       2002       2001
                                           --------   --------   --------
                                                   (In thousands)
Electronic Commerce ....................   $175,028   $358,476   $328,072
Investment Services ....................      2,300      5,665      5,369
Software ...............................      6,014     29,868     59,995
                                           --------   --------   --------
    Total ..............................   $183,342   $394,009   $393,436
                                           ========   ========   ========

         Impairment of Intangible Assets. In the quarter ended June 30, 2003, we recorded charges totaling $10.2 million for the impairment of intangible assets. Our annual review for possible impairment of goodwill as required by SFAS 142 resulted in a charge of $4.2 million for the impairment of our customer base intangible asset and another $6.0 million for the impairment of goodwill, both from intangible assets we established upon the acquisition of BlueGill Technologies in April 2000 (currently referred to as CheckFree i-Solutions). In the quarter ended December 31, 2001, we recorded charges totaling $155.1 million for the impairment of intangible assets. This was the combined result of a charge of $107.4 million for the impairment of goodwill associated with our acquisition of BlueGill Technologies and of $47.7 million for the retirement of certain technology assets we acquired from TransPoint in September 2000. Please refer to Impairment of Intangible Assets in the years ended 2003 and 2002 Results of Operations section of this report for a detailed explanation of these charges.

         Reorganization Charge. In January 2002, we announced our plans to close our customer care facility in San Francisco, California, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. In March 2002, we further announced the closing of our Houston, Austin, Ann Arbor and Singapore offices, along with a net reduction in force totaling approximately 450 employees. As a result of these actions, we incurred a charge of $15.9 million in the quarter ended March 31, 2002, a true-up charge of $0.5 million in the quarter ended June 30, 2002, and a second true-up charge of $1.4 million in the quarter ended June 30, 2003. The first true-up consisted primarily of severance and related employee benefits and lease termination fees. The second true-up of $1.4 million was due primarily to our inability to sub-lease vacated property as originally anticipated. We accounted for these actions in accordance with Emerging Issues Task Force (EITF) abstract number 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The following table provides a breakdown of our reorganization charges by segment:

                                            YEAR ENDED JUNE 30,
                                           --------------------
                                             2003        2002
                                           --------    --------
                                              (In thousands)
Electronic Commerce ....................   $    307    $ 11,041
Investment Services ....................        (68)      2,309
Software ...............................      1,183       2,812
Corporate ..............................        (17)        203
                                           --------    --------
    Total ..............................   $  1,405    $ 16,365
                                           ========    ========

         Impact of Warrants. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of warrants issued to a third party. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer."

YEARS ENDED JUNE 30, 2002 AND 2001

         Electronic Commerce. Revenue in our Electronic Commerce business increased by $50.5 million, or 17%, from $301.5 million for the year ended June 30, 2001, to $352.1 million for the year ended June 30, 2002. In the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. Net of this one-time non-cash charge, underlying revenue was $354.8 million for the year ended June 30, 2002, for an increase of 18%. Underlying growth in this business is driven primarily by an increase in subscribers from just over 5.2 million at June 30, 2001, to over 6.6 million as of June 30, 2002, an increase of 27%. While significant, this growth rate was lower than we had seen in recent years due to a difficult economic environment.

         With our acquisition of TransPoint in September 2000, we became the preferred provider of electronic billing and payment services to customers through Microsoft's MSN and Money Central product offerings. The agreement with Microsoft provides guaranteed revenue of $120 million over a five-year period that commenced in January 2001. Additionally, as part of the TransPoint acquisition, we received $60 million of guaranteed revenue and/or cost savings opportunities through First Data Corporation over a five-year period that began in September 2000. Effective October 21, 2000, we completed a strategic agreement with Bank of America, the largest bank in the United States, to offer electronic billing and payment services to its customer base. This ten-year agreement provides annual revenue guarantees of $50 million, or $12.5 million on a quarterly basis. We had been processing certain transactions for Bank of America prior to the strategic agreement and, therefore, the $50 million guarantee was not entirely incremental to our underlying revenue. However, we did add approximately 300,000 incremental subscribers to our subscriber base upon completion of the strategic agreement. Underlying revenue for each of these agreements had been below our guaranteed minimum level, until the quarter ended December 30, 2001, when Bank of America exceeded their minimums.

         When combining subscriber growth with guaranteed minimums, an increasing number of businesses opting for a transaction based pricing structure versus a traditional subscriber based pricing structure, other payment transactions which we effect, a couple of large banks that have built their own in-house user interface and payment warehouse, an emerging electronic billing revenue stream, and volatile interest based revenue sources that fluctuate with interest rate changes, it became too difficult to correlate revenue solely to the number of subscribers, with transactions processed becoming a more meaningful indicator. For the year ended June 30, 2002, we processed in excess of 316 million transactions, compared to 231 million processed for the year ended June 30, 2001. Historically, we provided the total number of subscribers and total number of transactions processed on a quarterly basis.

         Underlying operating results in our Electronic Commerce business, excluding a non-cash charge to revenue related to warrants, purchase accounting amortization, intangible asset impairment charges, in-process research and development, a one-time marketing charge and reorganization charges, have improved from an operating loss of $13.1 million for the year ended June 30, 2001, to operating income of $39.0 million for the year ended June 30, 2002. We continued to drive improved efficiency and processing quality within our Genesis processing platform. Our ratio of electronic payments to total payments improved from 64% as of June 30, 2001, to over 71% as of June 30, 2002. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer inquiry or claim. We acquired TransPoint in September 2000 and the electronic billing and payment assets of Bank of America in October 2000. As a result of these transactions, we supported two additional billing and payment processing platforms for much of the year ended June 30, 2001, and one additional platform through March 2002. The acquired platforms were less efficient than our Genesis processing platform and, therefore, much more expensive to operate. During the year ended June 30, 2002, we incurred approximately $18.0 million of expense to Bank of America for their support of the Bank of America processing platform. We completed the conversion of the TransPoint subscribers and billers onto Genesis in the quarter ended June 30, 2001. We completed the conversion of the Bank of America subscribers onto Genesis in the quarter ended December 31, 2001. After processing the remaining pre-conversion customer inquiries and claims during the quarter ended March 31, 2002, we retired the Bank of America platform. As a result of the successful conversion of Bank of America subscribers to Genesis and our ability to retire the Bank of America platform, we announced the closing of our San Francisco customer care facility effective April 30, 2002, and our Houston customer care facility effective June 30, 2002. In March 2002, we also announced an overall company reorganization that resulted in a net reduction in force of approximately 450 employees across the company, including the closing of offices mentioned. Additionally, upon retirement of our legacy Austin processing platform, we closed our Austin, Texas office during the quarter ended September 30, 2002. The combined impact of these various actions reduced our quarterly costs by approximately $7.0 million to $8.0 million starting in the quarter ended June 30, 2002.

         Investment Services. Revenue in our Investment Services business increased by $10.0 million, or 14%, from $69.6 million for the year ended June 30, 2001, to $79.6 million for the year ended June 30, 2002. Growth in this business was due primarily to an increase in portfolios managed from more than
1.1 million at June 30, 2001, to about 1.2 million at June 30, 2002. Much of the revenue growth occurred in fee-based versus institutional accounts, mirroring the movement of the investment industry towards fee-based products and away from the transactional commission-based model. The lower annual growth in both revenue and portfolios compared to prior periods is due primarily to the decline in economic conditions, particularly in the financial services sector, as well as industry consolidations, which have resulted in the loss of over 100,000 portfolios. However, the majority of these portfolios possessed a much lower price point than average, based on the services provided, resulting in a reduced negative impact. We completed a rationalization of our Raleigh, North Carolina office and discontinued our financial planning products during the year ended June 30, 2002, which had a modestly negative impact on revenue going forward.

         During the quarter ended March 31, 2002, the division released two product offerings: a new trading and reporting tool for multiple strategy portfolios, which was released to complement CheckFree APL and the APL Browser, which offers clients access via the Internet to the division's portfolio accounting and reporting product, creating a highly visible new distribution channel for money managers and brokers.

         Operating income in our Investment Services segment, net of purchase accounting amortization and reorganization charges, increased by $4.0 million, or 20%, from $20.3 million for the year ended June 30, 2001, to $24.4 million for the year ended June 30, 2002. As previously indicated, much of our revenue growth has occurred in fee-based versus institutional accounts that may carry a lower unit price, which in turn places downward pressure on margins as the cost to process this business is not proportionally lower. We initiated a quality program that focuses attention on improved system reliability, particularly trading availability, which is critical to the business unit, and we enhanced our disaster recovery capabilities.

         Software. Revenue in our Software business declined by $3.4 million, or 5%, from $62.2 million for the year ended June 30, 2001, to $58.8 million for the year ended June 30, 2002. The downturn in economic conditions in calendar 2001 that continued throughout fiscal 2002 caused many businesses to curtail discretionary expenditures, which resulted in an overall dampening of demand for software solutions. To help address the economic concerns within our i-Solutions business unit, we released two new product offerings in fiscal 2002:

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

         Operating results in our Software business, net of purchase accounting amortization, impairment of intangible assets and reorganization charges, improved from operating income of $0.8 million for the year ended

June 30, 2001, to operating income of $5.8 million for the year ended June 30, 2002. Improvement in operating results is primarily the result of continued efforts to manage discretionary costs in light of current economic conditions. In March 2002, we announced a company-wide reorganization that resulted in a net reduction in force of approximately 450 employees. As part of these actions, we announced the closing of our Ann Arbor, Michigan office. As a result of this reorganization, we experienced a recurring savings in underlying costs in the quarter ended June 30, 2002.

         Corporate. Our Corporate segment incurred operating expenses of $35.7 million, or 8% of total revenue, for the year ended June 30, 2001, and of $36.5 million, or over 7% of total revenue, for the year ended June 30, 2002. Although our total overhead expenses increased slightly, as a percentage of revenue they continue to improve, reflecting the leverage inherent in our business model. In March 2002, we announced a company-wide reorganization. However, we had been reducing corporate costs through attrition and discretionary cost management throughout the year and, therefore, we did not incur significant additional reductions in staff in this segment.

         Purchase Accounting Amortization. The purchase accounting amortization line represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has increased from $393.4 million for the year ended June 30, 2001, to $394.0 million for the year ended June 30, 2002. The increase is the result of intangible assets established by the acquisitions of TransPoint in September 2000 and the purchase of the electronic billing and payment assets of Bank of America in October 2000, offset by shorter-term intangible assets that fully amortized in the quarter ended December 31, 2001, and the decline in amortization expense resulting from the intangible asset impairment charge we recorded in the quarter ended December 31, 2001.

         One-Time Marketing Charge. The one-time marketing charge took place in the three-month period ended December 31, 2000. Our strategic agreement with Bank of America called for us to provide $25.0 million of cash at closing to help support an agreed upon two year $45.0 million marketing campaign by Bank of America. Because we had no direct influence or impact on the specific nature, timing or extent of the use of the funds, we expensed the $25.0 million as a period cost in the quarter ended December 31, 2000. Because we do not typically market directly to subscribers, we segregated this charge from ongoing operations as a one-time event.

         In-Process Research and Development. In the three month period ended September 30, 2000, we incurred $18.6 million of in-process research and development costs in relation to our acquisition of TransPoint. For a detailed discussion of this charge, please refer to the Notes to Consolidated Financial Statements included in our June 30, 2001, Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

         The following chart provides a summary of our Consolidated Statements of Cash Flows for the appropriate periods:

                                                                             YEAR ENDED JUNE 30,
                                                                    ------------------------------------
                                                                       2003         2002         2001
                                                                    ----------   ----------   ----------
                                                                               (In thousands)
Cash flow provided by (used in) operating activities ............   $  157,793   $   45,869   $     (234)
Cash flow used in investing activities ..........................      (61,172)     (58,189)     (26,888)
Cash flow provided by (used in) financing activities ............       (2,272)       3,207       23,170
                                                                    ----------   ----------   ----------
    Net increase (decrease) in cash and cash equivalents ........   $   94,349   $   (9,113)  $   (3,952)
                                                                    ==========   ==========   ==========

         As of June 30, 2003, we had $282.0 million of cash, cash equivalents and short-term investments on hand, and an additional $121.6 million in long-term investments. Our balance sheet reflects a current ratio of 3.8 and working capital of $304.3 million. Due to process efficiency improvement initiatives, the retirement of redundant processing platforms and the restructuring actions we initiated during fiscal 2002, we have seen a significant increase in operating cash flow. Due to state and federal operating loss and credit carryforwards, we do not expect to incur other than alternative minimum taxes for up to two more years. As a result, when combined with existing balances, we believe we have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock or repurchases of our convertible debt between now and August 2004. At this time, no such repurchases have taken place. As of June 30, 2003, we had a $30.0 million line of credit facility, which we later cancelled in anticipation of obtaining a new line of credit facility. There were no outstanding balances on the original line of credit as of June 30, 2003 or 2002.

         For the year ended June 30, 2003, we generated $157.8 million of cash from operating activities. We typically have a seasonally low September quarter due to the payout of annual incentive bonuses and commissions related to seasonally high sales from the previous quarter, and as a result, we expect operating cash flow to be relatively low in the quarter ended September 30, 2003, but as a result of efforts to improve efficiency, we have been able to generate an increasing amount of cash from operating activities and we believe this trend will continue into fiscal 2004.

         From an investing perspective, we used $61.2 million of cash for the year ended June 30, 2003. Of this amount, $33.1 million was used for the net purchase of investments and another $24.3 million was used for the purchase of property and equipment. The remaining $3.8 million is the net of a $4.3 million use of cash for the capitalization of software development costs, offset by $0.5 million in proceeds from the sale of fixed assets. None of these items are significantly different from what we incurred in fiscal 2002, when we used $58.2 million of cash in investing activities. We expect to spend approximately $30 million on purchases of property and equipment for the coming fiscal year.

         From a financing perspective, we used $2.3 million of cash for the year ended June 30, 2003. We used $12.2 million for principal payments under capital leases and other long-term obligations. We received $9.9 million in combined proceeds from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan.

         While the timing of cash payments and collections can cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate as much as $160 million of free cash flow for the fiscal year ending June 30, 2004. We define free cash flow as cash flow from operating activities less capital expenditures.

         The following table represents a summary of our contractual obligations and commercial commitments over the next several years which provides added information in understanding expected cash commitments from various obligations we have entered into over time:

                                                                     PAYMENTS DUE
                                                                  YEAR ENDED JUNE 30,
                                                -----------------------------------------------------
                                                                      2005 TO    2007 TO
          CONTRACTUAL OBLIGATIONS                TOTAL       2004       2006       2008    THEREAFTER
          -----------------------               --------   --------   --------   --------  ----------
                                                                   (In thousands)
Long-term debt ..............................   $172,500   $      -   $      -   $172,500  $        -
Capital lease obligations ...................      3,151      1,610      1,541          -           -
Operating leases ............................    109,763     18,998     23,292     19,594      47,879
Other long-term obligations .................      7,040      3,863      3,177          -           -
                                                --------   --------   --------   --------  ----------
Total contractual cash obligations ..........   $292,454   $ 24,471   $ 28,010   $192,094  $   47,879
                                                ========   ========   ========   ========  ==========

RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the our intent to do so. Other intangibles will be amortized over their useful lives.

SFAS 142 became effective for us on July 1, 2002 and had the following impacts:

   - We reclassified approximately $1,350,000 million of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill.

   - After the reclassification above, goodwill was no longer amortized.

   - We performed a transitional impairment test as of July 1, 2002. This impairment test requires us to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

         We recorded a charge of $2,894,000 for impairment of goodwill associated with our i-Solutions reporting unit upon the adoption of SFAS 142. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended June 30, 2003. Following the transitional impairment test, our goodwill balances are subject to annual impairment tests using the same process described above. We will perform our annual evaluation under the requirements of SFAS 142 as of April 30 of each year. Refer to Footnote 7 where the results of our annual impairment test are discussed.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on our results of operations or financial position for the year ended June 30, 2003.

         On July 1, 2002, we adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The initial adoption of SFAS 144 did not result in an impairment of any kind. However, in conjunction with our annual test for impairment of goodwill as of April 30, 2003, follow-up testing under SFAS 144 indicated a required impairment charge of $4.2 million related to our customer base intangible asset that resulted from our acquisition of BlueGill Technologies, Inc. in April 2000. We recorded this impairment charge in the quarter ended June 30, 2003.

         In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for our 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2003, we announced that our board of directors renewed its 2002 authorization of a repurchase program under which we may purchase up to $40 million of shares of our common stock and convertible notes before August 2004. Should we purchase any of our convertible notes and realize a gain or loss on the transaction, SFAS 145 will require us to evaluate the transaction against the criteria in APB Opinion 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income before income taxes. We have not purchased any of our convertible notes and, therefore, adoption of this statement has had no impact on our results of operations or financial position during our 2003 fiscal year.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 were effective for reorganization activities initiated after December 31, 2002, and we have had no such material activities since that time.

         In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." We believe that our current practices are consistent with the provisions of EITF 00-21 and, therefore, expect no impact on our results of operations or financial position.

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

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We included the required disclosure, including comparisons to the same periods in the prior year, in the Notes to Interim Condensed Consolidated Unaudited Financial Statements beginning with our quarter ended March 31, 2003.

          FIN 46 "Consolidation of Variable Interest Entities" ("VIE") was issued in January 2003 to address the consolidation issues around certain types of entities, including special purpose entities ("SPE"). FIN 46 requires a variable interest entity to be consolidated if the company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and must be applied beginning July 1, 2003 to any such entity created before February 1, 2003. We do not expect the implementation of FIN 46 to have a material effect on our financial position or results of operations.

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

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We do not expect that the adoption of this statement will have an impact on our results of operations and financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the policies and estimates described below relating to intangible assets, equity instruments issued to customers, and deferred income taxes are our critical accounting policies.

         Discussion with the Audit Committee of the Board of Directors. In determining which of our accounting policies warranted disclosure as critical in nature, our senior financial management team prepared an analysis of our accounting policies and reviewed the policies in detail with our Audit Committee. After discussing the level of management judgment required to comply with our accounting policies, we agreed with the Audit Committee that the following accounting policies are deemed to be critical in nature and should be disclosed as such.

         Accounting for Goodwill. Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant goodwill balances. As of June 30, 2003, the balance of goodwill on our balance sheet totaled $523.2 million and is spread across our three business segments as follows:

         -        Electronic Commerce of $503.7 million;

         -        Software of $8.1 million; and

         -        Investment Services of $11.4 million.

         Upon adoption of SFAS 142, we were required to perform a transitional impairment test related to our goodwill balances. We performed the test as of July 1, 2002. The impairment test requires us to (1) identify our various reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If we determine that the carrying value of a reporting unit exceeds its fair value, additional testing is required to see if the goodwill carried on the balance sheet is impaired. Depending on the nature of the non-goodwill intangible asset in question, we will prepare a SFAS 86 analysis to test the recoverability of capitalized software, or a SFAS 144 analysis to test the recoverability of other non-goodwill intangible assets. Any resulting impairments from the non-goodwill intangible tests would be applied to the fair value balance sheet. Then, the amount of any goodwill impairment is determined through an analysis similar to that of a purchase price allocation, where the fair value of each of the tangible and intangible assets (excluding goodwill) and liabilities is compared to the fair value of the reporting unit. The fair value of goodwill is estimated using the residual method and compared to the carrying value of goodwill. The amount of the goodwill impairment was equal to the carrying amount less the fair value of goodwill.

         We determined two of our reporting units to correlate directly with our Electronic Commerce and our Investment Services business segments. Although our i-Solutions Software reporting unit has the same operating characteristics of our other Software reporting unit, because it is a fairly new product and therefore not as mature as our other Software units, we split our software segment into two reporting units, i-Solutions Software and CFACS/ACH Software.

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

         We completed our annual test for impairment of goodwill effective April 30, 2003. We used the same methodology in the annual test as we did in the prior transition review. Our initial testing again resulted in our Electronic Commerce, Investment Services, ACH/CFACS reporting units passing the original tests, but we noted another indicator of possible impairment with our remaining i-Solutions goodwill balance. Upon completion of our analysis, we determined our i-Solutions goodwill balance to be impaired by $6.0 million, which we recorded in the quarter ended June 30, 2003. A 10% positive or negative change in our estimated revenues would have had a $750,000 impact on the amount of the ultimate impairment charge.

         Intangible Assets Exclusive of Goodwill. Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant non-goodwill related intangible assets. As of June 30, 2003, the balance of such intangible assets on our balance sheet totaled $411.6 million and is spread across our three business segments as follows:

         -        Electronic Commerce of $404.1 million;

         -        Software of $4.6 million; and

         -        Investment Services of $2.9 million.

         We adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on July 1, 2002, which replaced SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" among other authoritative standards.

         During the year ended June 30, 2003, there were no events that provided a reason to believe any of our non-goodwill related intangible assets were impaired. However, our annual test for the impairment of goodwill caused us to perform additional procedures to test the recoverability of intangible assets within our i-Solutions reporting unit. We first tested for the recoverability of our capitalized software. Per the terms of SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," we compared the undiscounted net realizable value for projected i-Solutions sales for the period representing the remaining useful life of the capitalized software intangible asset. Because the undiscounted net realizable value exceeded the carrying value of the asset, no impairment was indicated. We then tested for impairment of all intangible assets other than goodwill and capitalized software under the terms of SFAS 144. The undiscounted cash flows from our i-Solutions projections was lower than the carrying value of our intangible assets and, as a result, we recorded a charge of $4.2 million to write down to fair value our customer base asset, which was the only remaining intangible asset. A 10% swing in our cash flow projections, either up or down, would not have materially impacted the amount of the charge that we recorded.

         Through June 30, 2002, we evaluated our intangible assets for impairment whenever indicators of impairment existed. SFAS 121 required that if the sum of the future cash flows expected to result from a company's asset, undiscounted and without interest charges, is less than the reported value of the asset, impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset.

         In our Software segment, we reviewed our i-Solutions intangible assets for impairment during the quarter ended December 31, 2001, due to a trend in lower than expected license sales during the extended recessionary economy. We determined that the book value of intangible assets within i-Solutions exceeded the undiscounted sum of the expected future cash flows from the assets related to the i-Solutions business unit, which indicated that the intangible assets were impaired. The actual amount of impairment was then determined by subtracting the fair value of the expected cash flows from the i-Solutions business unit from the related long-lived assets. As a result, in accordance with GAAP, we recorded an impairment charge of $107.4 million against the balance of i-Solutions goodwill in the quarter ended December 31, 2001. We applied judgment in developing projections of future cash flows from our i-Solutions business. Our projections included, but were not limited to, expectations of product sales and related future product maintenance revenues, cost of sales, and other operating expenses supporting this business five years into the future. Additionally, we estimated a terminal value, which represented the present value of future cash flow beyond the five-year period. Finally, we assumed a discount rate that we believed fairly represented the risk-free rate and a risk premium appropriate for this business. Variances from our projected cash flows, and the related terminal value, could have had a significant impact on the amount of the impairment charge we recorded. If we had assumed a 10% increase in our estimated annual cash flows from the i-Solutions business unit, we would have passed the SFAS 121 undiscounted cash flow test and not recorded an impairment charge at all. If, however, we reduced our estimated annual cash flows for the i-Solutions business unit by 10%, our impairment charge would have increased by approximately $3.6 million.

         In our Electronic Commerce segment, we reviewed our TransPoint related technology assets for impairment during the quarter ended December 31, 2001, due to the termination of a maintenance agreement for this technology from the last of our international partners and an evaluation of the service potential of the related technology assets against our current and future initiatives. We determined that there was no alternative future use for two of the technology assets, and in accordance with GAAP, we recorded a charge of $47.7 million to retire these assets. The retirement of the TransPoint technology assets was an indicator of potential impairment for other intangible assets associated with this acquisition. SFAS 121 required us to test for impairment at the lowest level of separately identifiable cash flows, which we determined in this case, was our Electronic Commerce Division. We performed the initial impairment test by comparing the sum of expected future cash flows from the assets related to our Electronic Commerce Division, on an undiscounted basis, to the book value of the Electronic Commerce Division long-lived assets. Because the sum of the undiscounted future cash flows exceeded the long-lived assets' book value, there was no impairment. There were several areas of management judgment used in performing this analysis. Initially, our projections of future cash flow from the Electronic Commerce Division required management's judgment regarding our expectations of future revenues, costs, and other operating expenses supporting this business five years into the future. Additionally, we estimated a terminal value, which represented the present value of future cash flow beyond the five-year period. Finally, we assumed a discount rate that we believed fairly represented the risk-free rate and a risk premium appropriate for this business. Variances, both positive and negative, from our projected cash flows, and the related terminal value, would not have had a significant impact on our analysis. If we had assumed a 10% increase in our estimated annual cash flows from the Electronic Commerce Division, we would have simply passed the SFAS 121 undiscounted cash flow test by a greater margin. If we had assumed a 10% reduction in our estimated annual cash flows we still would have passed the undiscounted cash flow test, and therefore, still not incurred an impairment charge.

         In January 2002, we announced the intent to eliminate certain of our financial planning products within our Investment Services Division. The elimination of those products was an indicator of potential impairment for our long-lived assets associated with that M-Solutions business unit within our Investment Services segment. We determined that the lowest level of separately identifiable cash flows at which to test for impairment was our M-Solutions business unit. We performed the initial impairment test by comparing the sum of expected future cash flows from the assets related to M-Solutions, on an undiscounted basis, to the book value of the M-Solutions division's long-lived assets. Because the sum of the undiscounted future cash flows exceeded the long-lived assets book value, there was no impairment. As with our other analyses, there were several areas of management judgment used in performing this analysis such as our projections of future cash flows from this business, the estimated terminal value and the discount rate we used. Variances from our projected cash flows, and the related terminal value, would not have had a significant impact on our analysis. If we had assumed a 10% increase on our estimated annual cash flows from the M-Solutions business, we would have simply passed the SFAS 121 undiscounted cash flow test by a greater margin. Had we had assumed a 10% reduction in our estimated annual cash flows, we still would have passed the undiscounted cash flow test and, therefore, still not incurred an impairment charge.

         Equity Instruments Issued to Customers. Within our Electronic Commerce segment, from time to time, we have determined it appropriate to issue warrants to certain of our customers to provide an incentive for them to achieve mutually beneficial long-term objectives. These objectives can take the form of performance against long-term growth targets, such as the number of the third-party's customers that become active bill paying subscribers of our service or the number of bills distributed electronically to the third party's customers, or more relationship oriented, such as simply remaining a customer at a specified future date. Accounting standards for these types of warrants require us to record a charge when it becomes probable that the warrants will vest. For milestone based warrants the amount of the charge would be the fair value of the portion of the warrants earned by the customer based on their progress towards achieving the milestone(s) required to vest in the warrants. At each reporting date, we would determine the current fair value of the portion of the warrants previously earned and true-up the charges previously recorded. In addition, we would record a charge for the fair value of the additional portion of the warrants earned during that period, again based on the customer's progress towards the vesting milestones. This would continue until the warrants vest, at which time a final fair value is determined and the charge is adjusted accordingly. At the time we issued these warrants, accounting standards in place indicated that the charge for these type warrants be recorded as an expense. Since then, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 01-09, "Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." This guidance became effective for financial statements issued after December 15, 2001, and is retroactively applied to existing equity instruments previously issued. It requires that the charge for the fair value of these types of warrants be recorded against revenue up to the cumulative amount of revenue recognized for a customer instead of to expense as was previously the case. Management must use judgment in determining when the vesting of a warrant becomes probable. As of June 30, 2003, we had 12 million unvested warrants outstanding that could potentially result in significant charges against our revenue, two million of which expire in June 2009 and ten million of which expire in October 2010.

         Deferred Income Taxes. As of June 30, 2003, we have $91.1 million of deferred income tax assets recorded on our balance sheet, $41.2 million of which are recorded in the current asset section of our balance sheet, and $49.9 million of which are netted against long-term deferred tax liabilities, in accordance with GAAP. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income, and consist primarily of net operating loss benefits carried forward to future periods. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, "Accounting for Income Taxes" requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. If we were to record a deferred tax benefit valuation allowance, it would have the effect of increasing our tax expense thereby decreasing our net income and decreasing our deferred tax asset balance on our balance sheet. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding the expected future revenues and expenses in each of our business segments. In addition, we must assume that tax laws will not change sufficiently enough to materially impact the expected tax liability associated with our expected taxable income. While our current projections indicate we will be able to fully utilize our deferred income tax benefits, should the economic recession continue for an extended period of time, or competitive pressures or other business risks result in a significant variance to our projected taxable income, we could be required to record a valuation allowance up to the full value of our deferred tax asset balances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         With the acquisition of BlueGill in April 2000, we obtained operations in Canada and have opened an office in the United Kingdom. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Due to the early stage of each of these operations, however, we currently utilize the U.S. dollar as the functional currency for all international operations. As these operations begin to generate sufficient cash flow to satisfy for their own cash flow requirements, we will convert to local currency as the functional currency in each related operating unit as appropriate. Because we utilize the U.S. dollar as the functional currency and due to the immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

         While our international sales represented less than 2% of our revenue for the year ended June 30, 2003, we now market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Independent Auditors' Report of Deloitte & Touche LLP and the Consolidated Financial Statements of the Company as of June 30, 2003 and 2002, and for each of the years in the three year period ended June 30, 2003, follow:

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CheckFree Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CheckFree Corporation and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the consolidated financial schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2002.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 5, 2003

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 JUNE 30,
                                                                                     ---------------------------------
                                                                                          2003              2002
                                                                                     ---------------   ---------------
                                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................................   $       209,358   $       115,009
     Investments .................................................................            69,674            90,958
     Restricted investments ......................................................             3,000                 -
     Accounts receivable, net ....................................................            81,626            88,030
     Prepaid expenses and other assets ...........................................             9,708             8,355
     Deferred income taxes .......................................................            41,202            11,816
                                                                                     ---------------   ---------------
               Total current assets ..............................................           414,568           314,168
PROPERTY AND EQUIPMENT, Net.......................................................            94,853            95,625
OTHER ASSETS:
     Capitalized software, net ...................................................            23,612            71,845
     Goodwill, net ...............................................................           523,231           530,758
     Strategic agreements, net ...................................................           395,332           519,275
     Other intangible assets, net ................................................             4,801            24,609
     Investments .................................................................           121,615            69,788
     Restricted investments ......................................................                 -             3,000
     Other noncurrent assets .....................................................             9,258             8,409
                                                                                     ---------------   ---------------
               Total other assets ................................................         1,077,849         1,227,684
                                                                                     ---------------   ---------------
                         Total assets ............................................   $     1,587,270   $     1,637,477
                                                                                     ===============   ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ............................................................   $         9,705   $        10,049
     Accrued liabilities .........................................................            59,140            54,914
     Current portion of long-term obligations ....................................             4,894             5,054
     Deferred revenue ............................................................            36,543            42,410
                                                                                     ---------------   ---------------
               Total current liabilities .........................................           110,282           112,427
ACCRUED RENT AND OTHER ...........................................................             3,419             3,019
DEFERRED INCOME TAXES ............................................................            28,728            39,993
LONG-TERM OBLIGATIONS- Less current portion ......................................             4,192             3,877
CONVERTIBLE SUBORDINATED NOTES ...................................................           172,500           172,500
COMMITMENTS (Note 12)
STOCKHOLDERS' EQUITY:
     Preferred stock- 50,000,000 authorized shares, $0.01 par value;
        no amounts issued or outstanding .........................................                 -                 -
     Common stock- 500,000,000 authorized shares, $0.01 par value;
        issued and outstanding 89,266,370 and 88,085,894 shares, respectively ....               893               881
     Additional paid-in-capital ..................................................         2,449,374         2,435,310
     Accumulated other comprehensive income ......................................               471                 -
     Accumulated deficit .........................................................        (1,182,589)       (1,130,405)
     Unearned compensation .......................................................                 -              (125)
                                                                                     ---------------   ---------------
               Total stockholders' equity ........................................         1,268,149         1,305,661
                                                                                     ---------------   ---------------
                         Total liabilities and stockholders' equity ..............   $     1,587,270   $     1,637,477
                                                                                     ===============   ===============

                 See notes to consolidated financial statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED JUNE 30,
                                                                         --------------------------------------------
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
                                                                              (IN THOUSANDS, EXCEPT  SHARE DATA)
REVENUES:
     Processing and servicing ........................................   $    476,416    $    422,237    $    362,051
     License fees ....................................................         24,163          25,020          30,180
     Maintenance fees ................................................         25,733          24,298          21,332
     Other ...........................................................         25,334          18,922          19,757
                                                                         ------------    ------------    ------------
                    Total revenues ...................................        551,646         490,477         433,320
EXPENSES:
     Cost of processing, servicing and support .......................        237,978         262,105         255,528
     Research and development ........................................         52,717          55,172          55,621
     Sales and marketing .............................................         57,170          58,030          90,283
     General and administrative ......................................         39,030          43,687          50,474
     Depreciation and amortization ...................................        226,638         435,565         427,495
     In-process research and development .............................              -               -          18,600
     Impairment of intangible assets .................................         10,228         155,072               -
     Reorganization charge ...........................................          1,405          16,365               -
                                                                         ------------    ------------    ------------
                    Total expenses ...................................        625,166       1,025,996         898,001
                                                                         ------------    ------------    ------------
LOSS FROM OPERATIONS .................................................        (73,520)       (535,519)       (464,681)
OTHER:
     Interest income .................................................          7,327           8,486          15,415
     Interest expense ................................................        (12,975)        (12,788)        (13,154)
     Loss on investments .............................................         (3,228)              -         (16,077)
                                                                         ------------    ------------    ------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE ....................................        (82,396)       (539,821)       (478,497)
INCOME TAX BENEFIT ...................................................        (33,106)        (98,871)       (115,362)
                                                                         ------------    ------------    ------------
LOSS BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE ..............................................        (49,290)       (440,950)       (363,135)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...............................         (2,894)              -               -
                                                                         ------------    ------------    ------------
NET LOSS .............................................................   $    (52,184)   $   (440,950)   $   (363,135)
                                                                         ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE:
     Loss per share before cumulative effect of accounting
          change .....................................................   $      (0.56)   $      (5.04)   $      (4.49)
     Cumulative effect of accounting change ..........................          (0.03)              -               -
                                                                         ------------    ------------    ------------
     Net loss per common share .......................................   $      (0.59)   $      (5.04)   $      (4.49)
                                                                         ============    ============    ============
     Equivalent number of shares .....................................     88,807,069      87,452,339      80,863,100
                                                                         ============    ============    ============

                 See notes to consolidated financial statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  NUMBER OF                                      ACCUMULATED
                                                  SHARES OF        COMMON        ADDITIONAL         OTHER
                                                   COMMON         STOCK AT        PAID-IN       COMPREHENSIVE
                                                   STOCK            PAR           CAPITAL           INCOME
                                                -------------   -------------   -------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE- JUNE 30, 2000 ......................      58,414,035   $         584   $     771,892   $           -
 Net loss ...................................               -               -               -               -
 Stock options and warrants exercised .......       1,369,885              14          22,609               -
 Tax benefit associated with exercise
       of stock options and warrants ........               -               -          18,623               -
 Employee stock purchases ...................          92,721               1           3,623               -
 401(k) match ...............................          51,834               -           2,487               -
 Issuance of common stock pursuant
       to acquisition .......................      27,000,000             270       1,601,723               -
 Amortization of unearned
       compensation .........................               -               -               -               -
                                                   ----------   -------------   -------------   -------------
BALANCE- JUNE 30, 2001 ......................      86,928,475             869       2,420,957               -
 Net loss ...................................               -               -               -               -
 Stock options and warrants exercised .......         808,163               9           2,964               -
 Tax benefit associated with exercise
       of stock options and warrants ........               -               -             568               -
 Employee stock purchases ...................         216,369               2           4,453               -
 401(k) match ...............................         132,887               1           3,620               -
 Impact of warrants .........................               -               -           2,748               -
 Amortization of unearned
       compensation .........................               -               -               -               -
                                                   ----------   -------------   -------------   -------------
BALANCE- JUNE 30, 2002 ......................      88,085,894             881       2,435,310               -
 Net loss ...................................               -               -               -               -
 Unrealized gain on available-for-sale
       securities, net of tax ...............               -               -               -             471
           Total comprehensive loss
 Stock options and warrants exercised .......         532,841               5           6,942               -
 Tax benefit associated with exercise
      of stock options and warrants .........               -               -           1,550               -
 Employee stock purchases ...................         257,533               3           3,291               -
 401(k) match ...............................         402,102               4           3,225               -
 Return of restricted stock .................         (12,000)              -            (300)              -
 Impact of warrants .........................               -               -            (644)              -
                                                   ----------   -------------   -------------   -------------
BALANCE- JUNE 30, 2003 ......................      89,266,370   $         893   $   2,449,374   $         471
                                                   ==========   =============   =============   =============

                 See notes to consolidated financial statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 TOTAL
                                                  UNEARNED     ACCUMULATED    STOCKHOLDERS'
                                                COMPENSATION     DEFICIT         EQUITY
                                                ------------   ------------   ------------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE- JUNE 30, 2000 ......................   $       (262)  $   (326,320)  $    445,894
 Net loss ...................................              -       (363,135)      (363,135)
 Stock options and warrants exercised .......              -              -         22,623
 Tax benefit associated with exercise
       of stock options and warrants ........              -              -         18,623
 Employee stock purchases ...................              -              -          3,624
 401(k) match ...............................              -              -          2,487
 Issuance of common stock pursuant
       to acquisition .......................              -              -      1,601,993
 Amortization of unearned
       compensation .........................             77              -             77
                                                ------------   ------------   ------------
BALANCE- JUNE 30, 2001 ......................           (185)      (689,455)     1,732,186
 Net loss ...................................              -       (440,950)      (440,950)
 Stock options and warrants exercised .......              -              -          2,973
 Tax benefit associated with exercise
       of stock options and warrants ........              -              -            568
 Employee stock purchases ...................              -              -          4,455
 401(k) match ...............................              -              -          3,621
 Impact of warrants .........................              -              -          2,748
 Amortization of unearned
       compensation .........................             60              -             60
                                                ------------   ------------   ------------
BALANCE- JUNE 30, 2002 ......................           (125)    (1,130,405)     1,305,661
 Net loss ...................................              -        (52,184)       (52,184)
 Unrealized gain on available-for-sale
       securities, net of tax ...............              -              -            471
                                                                              ------------
           Total comprehensive loss .........                                      (51,713)
 Stock options and warrants exercised .......              -              -          6,947
 Tax benefit associated with exercise
      of stock options and warrants .........              -              -          1,550
 Employee stock purchases ...................              -              -          3,294
 401(k) match ...............................              -              -          3,229
 Return of restricted stock .................            125              -           (175)
 Impact of warrants .........................              -              -           (644)
                                                ------------   ------------   ------------
BALANCE- JUNE 30, 2003 ......................    $         -   $ (1,182,589)  $  1,268,149
                                                ============   ============   ============

                 See notes to consolidated financial statements

                     CHECKFREE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED JUNE 30,
                                                                                   ------------------------------------------
                                                                                       2003           2002           2001
                                                                                   ------------   ------------   ------------
                                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
     Net loss ..................................................................   $    (52,184)  $   (440,950)  $   (363,135)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
     Depreciation and amortization .............................................        226,638        435,565        427,495
     Deferred income tax benefit ...............................................        (35,147)       (99,152)      (115,362)
     Impairment of intangible assets ...........................................         10,228        155,072              -
     Impact of warrants ........................................................           (644)         2,748              -
     Loss on investments .......................................................          3,228              -         16,077
     Cumulative effect of accounting change ....................................          2,894              -              -
     Net loss on disposition of property and equipment .........................            471             55             56
     Non-cash portion of reorganization charge .................................              -          1,640              -
     Write off of in-process research and development ..........................              -              -         18,600
     Purchases of investments - Trading ........................................              -              -        (12,369)
     Proceeds from maturities and sales of investments, net - Trading ..........              -              -         19,029
     Change in certain assets and liabilities (net of acquisitions and dispositions):
          Accounts receivable ..................................................          6,404            788        (30,510)
          Prepaid expenses and other ...........................................         (2,604)         2,676          1,688
          Accounts payable .....................................................           (344)        (9,035)         8,926
          Accrued liabilities and other ........................................          4,720         (1,035)        18,573
          Deferred revenue .....................................................         (5,867)        (2,503)        10,698
                                                                                   ------------   ------------   ------------
                    Net cash provided by (used in) operating activities ........        157,793         45,869           (234)
INVESTING ACTIVITIES:
    Purchase of property and software ..........................................        (24,324)       (21,980)       (41,701)
    Proceeds from sale of assets ...............................................            580              -          2,257
    Capitalization of software development costs ...............................         (4,296)        (4,435)        (4,927)
    Purchases of investments - Held-to-maturity ................................        (38,522)      (100,715)      (145,997)
    Proceeds from maturities of investments - Held-to-maturity .................        118,527         72,329         79,041
    Purchases of investments - Available-for-sale ..............................       (137,921)             -              -
    Proceeds from maturities of investments - Available-for-sale ...............         24,936              -              -
    Purchase of other investments ..............................................           (152)          (388)        (1,881)
    Increase in restricted investments .........................................              -         (3,000)             -
    Purchase of business, net of cash acquired .................................              -              -         96,599
    Capitalization of strategic agreement costs ................................              -              -        (10,279)
                                                                                   ------------   ------------   ------------
                    Net cash used in investing activities ......................        (61,172)       (58,189)       (26,888)
FINANCING ACTIVITIES:
    Principal payments under capital lease and other
         long-term obligations .................................................        (12,212)        (3,553)        (3,847)
     Proceeds from stock options exercised .....................................          6,947          2,285          6,940
     Proceeds from employee stock purchase plan ................................          2,993          3,787          4,374
     Proceeds from sale of stock and exercise of warrants ......................              -            688         15,703
                                                                                   ------------   ------------   ------------
                    Net cash provided by (used in) financing activities ........         (2,272)         3,207         23,170
                                                                                   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................         94,349         (9,113)        (3,952)
CASH AND CASH EQUIVALENTS:
     Beginning of period .......................................................        115,009        124,122        128,074
                                                                                   ------------   ------------   ------------
     End of period .............................................................   $    209,358   $    115,009   $    124,122
                                                                                   ============   ============   ============

                 See notes to consolidated financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - CheckFree Corporation (the "Company") is the parent company of CheckFree Services Corporation ("CheckFree Services"), the principal operating company of the business. In April 2000, CheckFree Services changed its name from CheckFree Corporation to CheckFree Services Corporation. Following that change, in August 2000, CheckFree Holdings Corporation changed its name to CheckFree Corporation. CheckFree Services was organized in 1981 and is a leading provider of financial electronic commerce products and services. See Note 20 for a description of the Company's business segments.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the results of operations of the Company, its wholly owned subsidiaries, and CheckFree Management Corporation, of which the Company is the majority owner. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS COMBINATIONS - For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill.

Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations," eliminated the pooling-of-interest method of accounting for business combinations and requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. There have been no acquisitions completed since June 30, 2001. All previous acquisitions have been accounted for using the purchase method.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

INVESTMENTS - The Company has certain investments in marketable debt securities that are classified as either available-for-sale, trading or held-to-maturity in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company began investing in available-for-sale securities during the quarter ended September 30, 2002. All new non-collateral securities purchased after September 1, 2002, have been classified as available-for-sale. At June 30, 2002, all investments were classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost and are adjusted only for other than temporary declines in fair value. Available-for-sale investments are recorded at fair value and changes in fair value are recorded as unrealized gains and losses in accumulated other comprehensive income, a component of stockholders' equity. Restricted investments represent amounts that are restricted as to their use in accordance with leasing arrangements.

The Company has certain other investments in equity and debt securities that are accounted for under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

The Company periodically evaluates whether any declines in fair value of its investments are other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios.

The Company has received equity instruments in connection with agreements with certain partners. In such cases, the Company's initial cost is determined based on the estimated fair value of the equity instruments received. Subsequent changes in the fair value of these equity instruments are accounted for in accordance with the investment policies described above.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash, investments and trade accounts receivable. Excess cash is invested through banks, mutual funds and brokerage houses primarily in highly liquid securities. The Company has investment policies and procedures that limit any concentration of credit risk with single issuers. With respect to accounts receivable, the Company does not generally require collateral and believes that any credit risk is substantially mitigated by the nature of our customers and reasonably short collection terms. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.

DERIVATIVE FINANCIAL INSTRUMENTS - On July 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

The Company's Investment Policy currently prohibits the use of derivatives for trading or hedging purposes. Additionally, the Company performs reviews of its contracts and has determined that they contain no "embedded derivatives" that require separate reporting and disclosure under SFAS 133, as amended. As such, the adoption of SFAS 133, as amended, did not have a material impact on the Company's financial position or results of operations.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives as follows: land improvements, building and building improvements, 15 to 30 years; computer equipment, software and furniture, 18 months to 7 years. Equipment under capital leases is amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the leases. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease periods.

CAPITALIZED SOFTWARE - Capitalized software includes purchased technology intangible assets associated with acquisitions and capitalized internal development costs. Purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition. Internal development costs are capitalized in accordance with the provisions of either SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," or Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company determines whether software costs fall under the provisions of SFAS 86 or SOP 98-1 and accounts for them as follows:

- SFAS 86 - Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86. Capitalized software costs are amortized on a product-by-product basis using either the estimated economic life of the product on a straight-line basis over three to five years, or the current year gross product revenue to the current and anticipated future gross product revenue, whichever is greater. Unamortized software development costs in excess of estimated future net realizable value from a particular product are written down to estimated net realizable value.

- SOP 98-1 - Software costs incurred in the preliminary project stage are expensed as incurred. Software costs incurred after the preliminary project stage is complete, management has committed to the project, and it is probable the software will be used to perform the function intended are capitalized in accordance with SOP 98-1. Capitalized software costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis, generally three to five years. Capitalized software costs not expected to be completed and placed in service are written down to estimated net realizable value.

GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill was amortized on a straight-line basis over 5 to 10 years prior to July 1, 2002. Effective July 1, 2002, goodwill was no longer amortized.

Other intangibles represent identifiable intangible assets purchased by the Company in connection with business combinations. The costs of identified intangible assets are generally amortized on a straight-line basis over periods from 8 months to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), effective July 1, 2002, and its predecessor SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121") prior thereto, long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. During the year ended June 30, 2003, the Company performed a review of certain of its long-lived assets, determined that certain assets were impaired and recorded a charge of $4,245,000 related to the impairment of other intangible assets. The charge is included in the accompanying Consolidated Statement of Operations. See Note 7 for a description of this review.

TRANSACTION PROCESSING - In connection with the timing of the Company's financial transaction processing, the Company is exposed to credit risk in the event of nonperformance by other parties, such as returns and charge backs. The Company utilizes credit analysis and other controls to manage its credit risk exposure. The Company also maintains a reserve for future returns and charge backs. This reserve is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

COMPREHENSIVE INCOME - The Company reports comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income." The Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of other comprehensive income applicable to the Company are unrealized holding gains or losses on the Company's available-for-sale securities. There were no available-for-sale securities held during the years ended June 30, 2002 and 2001. As a result, there were no components of other comprehensive income applicable to the Company during the years ending June 30, 2002 and 2001. The Company began investing in available-for-sale securities during the quarter ended September 30, 2002. The gross unrealized gains of $767,000 and gross unrealized losses of $129,000 have been recorded net of deferred taxes of $167,000, in the accompanying Consolidated Statement of Stockholders' Equity as a component of accumulated other comprehensive income.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option is granted, and in connection with our Associate Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offer period. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company's third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB Opinion 25, using the intrinsic value method.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except per share data):

                                                                YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Net loss, as reported ............................   $    (52,184)  $   (440,950)  $   (363,135)
Stock-based compensation included in net loss ....           (175)            60             77
Stock-based compensation under SFAS 123 ..........        (27,764)       (35,182)       (30,826)
                                                     ------------   ------------   ------------
     Pro forma net loss ..........................   $    (80,123)  $   (476,072)  $   (393,884)
                                                     ============   ============   ============
Pro forma net loss per share:
     Basic and diluted ...........................   $      (0.90)  $      (5.44)  $      (4.87)
                                                     ============   ============   ============

STOCK-RELATED TRANSACTIONS WITH THIRD PARTIES - The Company accounts for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." Under the provisions of EITF 96-18, because none of the Company's agreements have a disincentive for non-performance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants become probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9, which became effective during the quarter ended March 31, 2002, requires that the fair value charge for certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - The Company reports Basic and Diluted Earnings (Loss) Per Share in accordance with the provisions of SFAS 128 "Earnings Per Share." Basic earnings (loss) per common share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted per-common-share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding.

FOREIGN CURRENCY TRANSLATION - Effective with the acquisition of BlueGill Technologies, Inc. on April 28, 2000, certain wholly owned subsidiaries of the Company have foreign operations. The financial statements of these foreign subsidiaries are measured using the U.S. dollar as the functional currency. Assets, liabilities, revenues and expenses are remeasured using current and historical exchange rates in accordance with SFAS No. 52, "Foreign Currency Translation." Translation gains and losses resulting from the remeasurement process are included in the determination of net income. The net translation losses for the years ended June 30, 2003, 2002 and 2001, were not significant.

REVENUE RECOGNITION - In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Although SAB No. 101 does not change any of the existing accounting standards on revenue recognition, it draws upon existing rules and explains how the SEC staff applies these rules, by analogy, to other transactions that existing rules do not specifically address. SAB No. 101, as amended by SAB No. 101B, became effective for the fourth quarter of the Company's 2001 fiscal year. The adoption of SAB No. 101 did not have an impact on the Company's results of operations or financial position.

- Processing and servicing - Processing and servicing revenues include revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. The Company recognizes revenue when the services are performed.

         As part of processing certain types of transactions, the Company earns interest from the time money is collected from its customers until the time payment is made to the applicable merchants. These revenues, which are generated from trust account balances not included on the Company's consolidated balance sheets, are included in processing and servicing revenue and totaled $20,258,000, $25,090,000 and $30,186,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

- License fees - The Company recognizes revenue on software transactions in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." In accordance with the provisions of SOP 97-2, the Company recognizes revenue from software license agreements when there is persuasive evidence that an arrangement exists, the fee is fixed and determinable, collectibility is probable and the software has been shipped, provided that no significant obligation remains under the contract.

- Maintenance fees - Upon receipt of payment, maintenance fee revenue is recognized ratably over the term of the related contractual support period, generally 12 months.

- Other - Other revenue consists primarily of consulting and training services. Consulting revenue is recognized as services are performed and training revenue is recognized upon delivery of the related service.

Customers are billed in accordance with contract terms. Maintenance revenue is generally billed on an annual basis. The Company records any unrecognizable portion of billed fees as deferred revenue until such time as revenue recognition is appropriate.

Estimated losses, if any, on contracts are provided for when probable. Estimated loss provisions are based on excess costs over the revenues earned from the contract. Credit losses, if any, are contemplated in the establishment of the allowance for doubtful accounts.

EXPENSE CLASSIFICATION

- Processing, servicing and support - Processing, servicing and support costs consist primarily of data processing costs, customer care and technical support and third party transaction fees, which consist primarily of ACH transaction fees.

- Research and development - Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and product development personnel, and are reported net of applicable capitalized development costs.

- Sales and marketing - Sales and marketing expenses consist primarily of salaries and commissions of sales employees, public relations and advertising costs, customer acquisition fees and royalties paid to distribution partners.

- General and administrative - General and administrative expenses consist primarily of salaries for administrative, executive, finance and human resource employees.

- Depreciation and amortization - Depreciation and amortization on capitalized assets is recorded on a straight-line basis over the appropriate useful lives.

- In-process research and development - In-process research and development consists of charges resulting from acquisitions whereby the purchase price allocated to in-process software development was based on the determination that in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software or other internal use.

- Impairment of intangible assets - Impairment of intangible assets consists of charges resulting from the review of certain of the Company's long-lived assets as described in Note 7.

- Reorganization charge - Reorganization charge resulted from the Company's decision in 2002 to streamline certain of its operations as more fully described in Note 17. Employee and other related exit costs were accounted for in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 requires recognition of a liability for employee termination benefits and other costs directly associated with exiting an activity at the point in time management has committed to the exit plan, informed employees of termination benefits to be received and where the plan can be carried out without the likelihood of significant change.

ADVERTISING COSTS - The Company expenses advertising costs as incurred in accordance with SOP 93-7, "Reporting on Advertising Costs." Advertising expense for the years ended June 30, 2003, 2002 and 2001 were $3,227,000, $2,744,000 and
$29,925,000, respectively, including $25,000,000 provided to Bank of America during the year ended June 30, 2001 in connection with the Strategic Agreement described in Note 3. Advertising expenses are included in sales and marketing costs in the accompanying Consolidated Statements of Operations.

INCOME TAXES - The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

BUSINESS SEGMENTS - The Company reports information about its business segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. See Note 20 for the Company's segment information.

RECENT ACCOUNTING PRONOUNCEMENTS - On July 20, 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the Company's intent to do so. Other intangibles will be amortized over their useful lives.

SFAS 142 became effective for the Company on July 1, 2002 and had the following impacts:

         - The Company reclassified approximately $1,350,000 million of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill.

         - After the reclassification above, goodwill was no longer amortized.

         - The Company performed a transitional impairment test as of July 1, 2002. This impairment test requires the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

The Company recorded a charge of $2,894,000 for impairment of goodwill associated with its i-Solutions reporting unit upon the adoption of SFAS 142. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended June 30, 2003. Following the transitional impairment test, the Company's goodwill balances are subject to annual impairment tests using the same process described above. The Company will perform its annual evaluation under the requirements of SFAS 142 as of April 30th of each year. Refer to Footnote 7 where the results of the Company's annual impairment test are discussed.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted SFAS 143 as of July 1, 2002. The adoption of this statement had no impact on the Company's results of operations or financial position for the year ended June 30, 2003.

On July 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 superseded SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on the Company's results of operations or financial position for the year ended June 30, 2003.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on extinguishment of debt must be classified as extraordinary items in the income statement. Instead, the statement requires that gains and losses on extinguishment of debt be evaluated against the criteria in APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to determine whether or not it should be classified as an extraordinary item. In addition, the statement contains other corrections to authoritative accounting literature in SFAS 4, 44 and 64. The changes in SFAS 145 related to debt extinguishment are effective for the Company's 2003 fiscal year and the other changes were effective beginning with transactions after May 15, 2002. In August 2002, the Company announced that its board of directors had authorized a repurchase program under which the Company may purchase up to $40 million of shares of its common stock and convertible notes. Should the Company purchase any of its convertible notes and realize a gain or loss on the transaction, SFAS 145 will require the Company to evaluate the transaction against the criteria in APB Opinion 30 to determine if the gain or loss should be classified as an extraordinary item. If classification as an extraordinary item is not appropriate, the gain or loss would be included as part of income before income taxes.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for reorganization and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-03, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002. The Company has not initiated any reorganization activities since the January 1, 2003, adoption of SFAS 146.

In November 2002, the EITF reached a consensus on Issue 00-21, "Multiple Deliverable Revenue Arrangements." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28)." The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and, therefore, expects no impact on its results of operations or financial position.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company's third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees," using the intrinsic value method. Accordingly, the adoption of SFAS 148 had no impact on the Company's results of operations or financial position for the year ended June 30, 2003.

FIN 46 "Consolidation of Variable Interest Entities" ("VIE") was issued in January 2003 to address the consolidation issues around certain types of entities, including special purpose entities ("SPE"). FIN 46 requires a variable interest entity to be consolidated if the Company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN 46 is applicable immediately to any VIE formed after January 31, 2003 and must be applied beginning July 1, 2003 to any such entity created before February 1, 2003. The Company does not expect the implementation of FIN 46 to have a material effect on the Company's financial position or results of operations.

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect that the adoption of this statement will have an impact on its results of operations and financial position.

RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2. ACQUISITIONS

TRANSPOINT - On September 1, 2000, the Company acquired MSFDC, L.L.C. ("TransPoint") for a total of $1.4 billion, consisting of 17,000,000 shares of common stock valued at $1.4 billion and $2 million of acquisition costs. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The values ascribed to acquired intangible assets and their respective future lives are as follows (in thousands):

                                           INTANGIBLE     USEFUL
                                              ASSET        LIFE
                                           ----------   ----------
Goodwill ...............................   $  780,545     5.0 yrs
Strategic agreements ...................      495,000     5.0 yrs
Existing product technology ............      209,300     3.0 yrs
Customer list ..........................       29,000     3.0 yrs
Tradename ..............................       28,300     1.0 yr

Amortization of intangible assets is on a straight-line basis over the assets' respective useful life. TransPoint's operations are included in the Consolidated Statements of Operations from the date of acquisition.

In connection with the acquisition of TransPoint, the Company recorded a charge of $18.6 million for purchased in-process research and development ("IPR&D"). This charge related to four technologies under development that had not demonstrated technological feasibility as of the transaction date. These technologies were Biller Integration System and Communications, Service Center, Delivery Applications and Payment Systems Interface. As of the acquisition date, the Company estimated that these projects were 80% complete, that an aggregate of $717,000 would be required to complete these four projects, and that revenues would begin in late 2000. An after-tax rate of 24% was used in this analysis. As of June 30, 2002, these projects were complete.

BLUEGILL - On April 28, 2000, the Company acquired BlueGill Technologies, Inc. ("BlueGill") for a total of $239.9 million, consisting of 4,713,736 shares of common stock valued at $221.5 million, the issuance of 637,746 employee stock options valued at $18.5 million and $0.6 million of acquisition costs less $0.7 million of cash received for the release of shares placed in escrow per the merger agreement. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair market values at the date of the acquisition. The values ascribed to acquired intangible assets and their respective useful lives are as follows (in thousands):

                                           INTANGIBLE    USEFUL
                                             ASSET        LIFE
                                           ----------   ---------
Goodwill................................   $  191,072     5.0 yrs
Tradename...............................       15,100     1.0 yr
Existing product technology.............       13,700     3.7 yrs
Customer list...........................       10,600     5.0 yrs
Workforce in place......................        2,600     3.0 yrs
Covenants not to compete................        1,200     1.0 yr

Amortization of intangible assets is on a straight-line basis over the assets' respective useful life. BlueGill's operations are included in the Consolidated Statements of Operations from the date of acquisition.

In connection with the acquisition of BlueGill, the Company recorded a charge of $6.9 million for purchased IPR&D. This charge related to five technologies, which had not demonstrated technological or commercial feasibility as of the transaction date. They were print and extraction technology, data management engine technology, API technology, web application technologies and payment/OFX technology. As of the acquisition date, the Company estimated that these projects ranged from 10% to 50% complete, that an aggregate of $2.1 million would be required to complete these five projects, and that, depending upon the project, product revenues would begin in mid-to-late 2000. An after-tax discount rate of 25% was used in this analysis. As of June 30, 2002, these projects were complete.

PRO FORMA INFORMATION - The unaudited pro forma results of operations of the Company for the year ended June 30, 2001, assuming the acquisitions occurred at the beginning of the period are as follows (in thousands):

                                                                YEAR ENDED
                                                               JUNE 30, 2001
                                                              ---------------
Total revenues........................................         $     433,329
Net income (loss).....................................         $    (402,193)
Basic and diluted earnings per share:
     Net income (loss) per common share...............         $       (4.80)
     Equivalent number of shares......................                83,797

This information is presented to facilitate meaningful comparisons to on-going operations and to other companies. The unaudited pro forma amounts above do not include a charge for in-process research and development of $18.6 million arising from the TransPoint acquisition in 2001. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transactions occurred at the beginning of the periods presented, nor should it be used to project the Company's results of operations for any future periods.

NOTE 3. STRATEGIC AGREEMENT

Effective October 1, 2000, the Company completed a ten-year strategic agreement with Bank of America, whereby the Company acquired the electronic billing and payment assets of Bank of America and will provide electronic billing and payment services to Bank of America's customer base in exchange for ten million shares of the Company's common stock, valued at approximately $253 million, and $35 million of cash. Of the cash portion of the purchase price, $25 million was provided to help support an agreed upon two year $45 million marketing campaign by Bank of America. Because the Company could not directly impact the specific nature, timing or extent of the use of the marketing funds, the entire $25 million was expensed upon completion of the agreement. This amount is included in sales and marketing expense in the accompanying Consolidated Statement of Operations for the year ended June 30, 2001.

The values ascribed to intangible assets acquired as a result of the agreement and their respective useful lives are as follows (in thousands):

                                                                        INTANGIBLE         USEFUL
                                                                          ASSET             LIFE
                                                                        ----------        --------
Strategic agreement.............................................        $  249,424        10.0 yrs
Existing product technology.....................................             7,659         1.5 yrs
Workforce.......................................................             3,173         3.0 yrs

The agreement provides for a revenue guarantee of $500 million to the Company over the next 10 years. Bank of America also has the ability to earn warrants on up to 10 million additional shares upon achievement of certain milestones more fully described in Note 14.

As a result of the agreement, as of June 30, 2003 and 2002, Bank of America owned 8.4% and 11.4% of the Company, respectively. The following amounts related to Bank of America are included in the Company's consolidated financial statements for the periods indicated (in thousands):

                                                                                           JUNE 30,
                                                                                -----------------------------
                                                                                    2003             2002
                                                                                ------------     ------------
Current assets:
        Accounts receivable, net...........................................     $     19,341     $     22,632
                                                                                ------------     ------------
               Total current assets........................................     $     19,341     $     22,632
                                                                                ============     ============
Current liabilities:
        Accrued liabilities................................................     $      3,595     $        808
        Deferred revenues..................................................              499              824
                                                                                ------------     ------------
               Total current liabilities...................................     $      4,094     $      1,632
                                                                                ============     ============

                                                              YEAR ENDED JUNE 30,
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
Revenues from Bank of America:
     Processing and servicing ..........             $   86,842   $   59,313   $   42,503
     License fees ......................                    904           40        1,187
     Maintenance fees ..................                    641          521          460
     Other .............................                  5,878          148          337
                                                     ----------   ----------   ----------
               Total revenues ..........             $   94,265   $   60,022   $   44,487
                                                     ==========   ==========   ==========

                                                              YEAR ENDED JUNE 30,
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
Expenses paid to Bank of America:
      Cost of processing, servicing and support ..   $        4   $   20,020   $   23,154
      Sales and marketing ........................            -            -       25,000
                                                     ----------   ----------   ----------
               Total expenses ....................   $        4   $   20,020   $   48,154
                                                     ==========   ==========   ==========

Revenues and accounts receivable relate to all segments of the Company but primarily to electronic billing and payment services provided to Bank of America. Accrued liabilities for the year ended June 30, 2003, relate to payments to be made to Bank of America under contractual obligations. Accrued liabilities and cost of processing expenses for the year ended June 30, 2002, relate to reimbursements to Bank of America in connection with a transition services agreement in place while the Company completed the conversion of Bank of America customers to its processing platform. That conversion was completed during the year ended June 30, 2002. The Company subleased office space from Bank of America for two customer care facilities. Amounts paid under the sublease agreements are included in cost of processing, servicing and support in the table above.

NOTE 4.  INVESTMENTS

Investments consist of the following (in thousands):

                                                             JUNE 30,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
Available-for-sale ...............................   $  113,624   $        -
Held-to-maturity .................................      251,851      254,074
Other investments ................................          660        3,683
Less: amounts classified as cash equivalents .....      171,846       94,011
                                                     ----------   ----------
        Total investments ........................   $  194,289   $  163,746
                                                     ==========   ==========

AVAILABLE-FOR-SALE - The following is a summary of available-for-sale investment securities (in thousands):

                                                                      GROSS UNREALIZED
                                                      AMORTIZED   -----------------------      FAIR
                                                        COST         GAINS       LOSSES        VALUE
                                                     ----------   ----------   ----------   ----------
JUNE 30, 2003:
   Corporate bonds ...............................   $   29,718   $      228   $       (6)  $   29,940
   Asset-backed securities .......................       25,480          183           (6)      25,657
   Collateralized mortgage obligations ...........        1,447           18            -        1,465
   Commercial paper ..............................        5,350            -            -        5,350
   U.S. Government and federal agency
      obligations ................................       50,115          338         (116)      50,337
   Mortgage pass-through securities ..............          876            -           (1)         875
                                                     ----------   ----------   ----------   ----------
   Available-for-sale investments ................      112,986          767         (129)     113,624
   Less:  amounts classified as cash
      equivalents ................................            -            -            -            -
                                                     ----------   ----------   ----------   ----------
        Total available-for-sale investments .....   $  112,986   $      767   $     (129)  $  113,624
                                                     ==========   ==========   ==========   ==========

There were no available-for-sale investment securities held as of June 30, 2002. No sales of available-for-sale securities occurred during 2003.

The fair value of available-for-sale securities is based on quoted market values.

The amortized cost and fair value of available-for-sale securities at June 30, 2003, by contractual maturity or repricing date are as follows (in thousands):

                                                     AMORTIZED
                                                        COST      FAIR VALUE
                                                     ----------   ----------
Due in one year or less ..........................   $   41,069   $   41,216
Due after one year through five years ............       71,917       72,408
                                                     ----------   ----------
       Total .....................................   $  112,986   $  113,624
                                                     ==========   ==========

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HELD-TO-MATURITY - The following is a summary of Held-to-Maturity investment securities (in thousands):

                                                                      GROSS UNREALIZED
                                                     AMORTIZED    -----------------------      FAIR
                                                        COST        GAINS        LOSSES        VALUE
                                                     ----------   ----------   ----------   ----------
JUNE 30, 2003:
   Corporate bonds ...............................   $   28,466   $      606   $     (425)  $   28,647
   Asset-backed securities .......................       21,648          238         (414)      21,472
   Commercial paper ..............................        3,550            -            -        3,550
   Certificates of deposit .......................        3,000            -            -        3,000
   U.S. Government and federal agency
      obligations ................................       22,079          287            -       22,366
   Mortgage pass-through securities ..............        8,082           73            -        8,155
   Money market funds ............................      165,026            -            -      165,026
                                                     ----------   ----------   ----------   ----------
   Held-to-maturity investments ..................      251,851        1,204         (839)     252,216
   Less:  amounts classified as cash
      equivalents ................................      171,846            -            -      171,846
                                                     ----------   ----------   ----------   ----------
        Total held-to-maturity investments .......   $   80,005   $    1,204   $     (839)  $   80,370
                                                     ==========   ==========   ==========   ==========

                                                                      GROSS UNREALIZED
                                                     AMORTIZED    -----------------------      FAIR
                                                        COST        GAINS        LOSSES        VALUE
                                                     ----------   ----------   ----------   ----------
JUNE 30, 2002:
   Corporate bonds ...............................   $   96,951   $      490   $     (523)  $   96,918
   Asset-backed securities .......................       39,142          428          (10)      39,560
   Commercial paper ..............................       15,939            -            -       15,939
   Certificates of deposit .......................        3,000            -            -        3,000
   U.S. Government and federal agency
      obligations ................................       23,460          148            -       23,608
   Money market funds ............................       75,582            -            -       75,582
                                                     ----------   ----------   ----------   ----------
   Held-to-maturity investments ..................      254,074        1,066         (533)     254,607
   Less:  amounts classified as cash
      equivalents ................................       94,011            -            -       94,011
                                                     ----------   ----------   ----------   ----------
        Total held-to-maturity investments .......   $  160,063   $    1,066   $     (533)  $  160,596
                                                     ==========   ==========   ==========   ==========

The fair value of Held-to-Maturity securities is based on quoted market values.

The amortized cost and fair value of held-to-maturity investment securities at June 30, 2003 by contractual maturity or repricing date are as follows (in thousands):

                                                      AMORTIZED
                                                        COST      FAIR VALUE
                                                     ----------   ----------
Due in one year or less ..........................   $   31,458   $   31,744
Due after one year through five years ............       48,547       48,626
                                                     ----------   ----------
        Total ....................................   $   80,005   $   80,370
                                                     ==========   ==========

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OTHER INVESTMENTS - Other investments are accounted for under the cost method and include the following (in thousands):

                                                             JUNE 30,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
Common stock and warrants ........................   $      111   $    2,239
Convertible debenture ............................            -        1,000
Preferred stock ..................................            -           98
Venture capital partnership ......................          549          346
                                                     ----------   ----------
        Total other investments ..................   $      660   $    3,683
                                                     ==========   ==========

Common stock and warrants at June 30, 2003, consists of preferred stock warrants in a non-publicly traded e-billing related company. Common stock and warrants at June 30, 2002, consists primarily of the Company's strategic investment in Payment Data Systems, Inc. (formerly Billserv, Inc.) common stock, which was written off in 2003 due to an other than temporary decline in fair market value. The remainder of common stock and warrants, convertible debenture and preferred stock investments are in non-publicly traded e-billing related companies. The convertible debenture was converted into shares of common stock of a non-publicly traded company during the year ended June 30, 2003, due to that company's inability to pay in accordance with terms. Based on the available information, the investment in common stock was determined to have no value, and the Company reduced its carrying value accordingly. The venture capital partnership invests in early to mid-stage financial solutions and technology companies. The Company has made a commitment to invest $1 million in the partnership. Actual contributions are made at the point in time the partnership identifies a specific company in which to invest. The fair value of other investments was approximately $660,000 and $3,064,000 as of June 30, 2003 and 2002, respectively.

During the years ended June 30, 2003 and 2001, the Company recorded losses on certain of its other investments. No losses were recorded during the year ended June 30, 2002. The losses were the result of the Company's evaluation of any other-than-temporary decline in the value of these investments. In performing this evaluation, the Company considered various factors including any decline in market price, where available, the investee's financial condition, results of operations, operating trends and other financial ratios. Based on these factors, the Company recorded a loss of $3,228,000 and $16,077,000 for the years ended June 30, 2003 and 2001, respectively.

PLEDGED INVESTMENTS - The Company has pledged certain held-to-maturity investments as collateral for payments due under operating leases and for a standby letter of credit related to an operating lease. The total amount of securities pledged as collateral at June 30, 2003 and 2002 was approximately $5,438,000 and $5,828,000, respectively, of which $3,000,000 is classified as a restricted investment. The operating leases expire at various dates through December 31, 2004. The standby letter of credit expires on September 30, 2003, but is automatically renewable through the underlying lease expiration date of September 30, 2004.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

                                                                       JUNE 30,
                                                               -----------------------
                                                                  2003         2002
                                                               ----------   ----------
Trade accounts receivable ..................................   $   71,352   $   80,292
Unbilled trade accounts receivable .........................        7,246        4,746
Other receivables ..........................................        4,698        4,992
                                                               ----------   ----------
            Total ..........................................       83,296       90,030
            Less: allowance for doubtful accounts ..........        1,670        2,000
                                                               ----------   ----------
            Accounts receivable, net .......................   $   81,626   $   88,030
                                                               ==========   ==========

Trade accounts receivable represents amounts billed to customers. Revenue is recognized and customers are billed under service agreements as the services are performed. Unbilled trade accounts receivable result primarily from extended payment terms not in excess of one year on software license agreements. For software contracts, revenue is recognized under the provisions of SOP 97-2 as described in Note 1, and unbilled amounts under those software contracts are billed on specific dates according to contractual terms. Other receivables are comprised primarily of interest receivable. The allowance for doubtful accounts represents management's estimate of uncollectible accounts receivable.

NOTE 6. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                                                 JUNE 30,
                                                                         -----------------------
                                                                            2003         2002
                                                                         ----------   ----------
Land and land improvements ...........................................   $    4,944   $    4,944
Building and building improvements ...................................       50,736       51,162
Computer equipment and software licenses .............................      181,872      148,962
Furniture and equipment ..............................................       19,838       19,830
                                                                         ----------   ----------
               Total .................................................      257,390      224,898
               Less:  accumulated depreciation and amortization ......      162,537      129,273
                                                                         ----------   ----------
               Property and equipment, net ...........................   $   94,853   $   95,625
                                                                         ==========   ==========

Depreciation expense totaled $36,631,000, $36,430,000 and $30,442,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

IMPAIRMENT OF INTANGIBLE ASSETS

CHECKFREE i-SOLUTIONS

During the year ended June 30, 2002, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions). The main indicators of impairment were recent economic conditions, accompanied by internet-based software industry trends that negatively impacted both i-Solutions current operations, as well as its expected future growth rates. The Company first evaluated recoverability under the provisions of SFAS 121 by comparing the projected undiscounted cash flows of the i-Solutions business, including an estimated terminal value, to the related carrying value of its long-lived assets. As a result of this comparison, the Company determined that the i-Solutions assets were impaired. The amount of the impairment was then determined by comparing the estimated fair value of the i-Solutions assets to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the i-Solutions business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflect management's best estimates at the time. As a result of the fair value test, the Company recorded a charge reducing the carrying value of CheckFree i-Solutions goodwill by $107,405,000. This amount is included in impairment of intangible assets in the Company's Consolidated Statement of Operations. CheckFree i-Solutions is included in the Company's Software business segment.

Upon adoption of SFAS 142, the Company performed a transitional impairment test and recorded a charge of $2,894,000 for impairment of goodwill associated with i-Solutions. The transitional impairment charge is reflected as a cumulative effect of a change in accounting principles in the accompanying Consolidated Statement of Operations for the year ended June 30, 2003.

During the fourth quarter of the fiscal year ended June 30, 2003, the Company performed its annual impairment review for goodwill and other intangible assets. The conditions which gave rise to indications of impairment during the year ended June 30, 2002, continued to be present during the year ended June 30, 2003. As a result of its assessment, the Company recorded an additional charge of $10,228,000, which represents a SFAS 142 goodwill impairment of $5,983,000 and a SFAS 144 impairment of other intangible assets of $4,245,000 both related to the Company's i-Solutions reporting unit. This amount is included in impairment of intangible assets in the Company's Consolidated Statement of Operations.

TRANSPOINT

During the year ended June 30, 2002, the Company performed a review of the carrying value of technology assets it acquired as part of the TransPoint acquisition in September 2000. The review was prompted by the termination of the maintenance agreement for this technology from the last of our international partners, and the conclusions reached by the Company in evaluating the service potential of the technology against our present and future initiatives. As a result of the review, the Company identified two technologies for which there is no future use and recorded a SFAS 121 charge of $47,667,000 to retire these assets. The charge is included in impairment of intangible assets in the Company's Consolidated Statement of Operations.

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

As of June 30, 2003, the Company's only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment for the year ended June 30, 2003, were as follows (in thousands):

                                                     ELECTRONIC                  INVESTMENT
                                                      COMMERCE      SOFTWARE      SERVICES       TOTAL
                                                     ----------    ----------    ----------    ----------
Balance as of June 30, 2001 ......................   $  661,308    $   45,307    $   13,554    $  820,169
Amortization .....................................     (158,053)      (21,786)       (2,167)     (182,006)
SFAS 121 impairment loss .........................            -      (107,405)            -      (107,405)
                                                     ----------    ----------    ----------    ----------
Balance as of June 30, 2002 ......................      503,255        16,116        11,387       530,758
Reclassification of workforce, net of tax ........          483           867             -         1,350
Impairment loss from adoption of SFAS 142 ........            -        (2,894)            -        (2,894)
Fourth quarter impairment loss ...................            -        (5,983)            -        (5,983)
                                                     ----------    ----------    ----------    ----------
Balance as of June 30, 2003 ......................   $  503,738    $    8,106    $   11,387    $  523,231
                                                     ==========    ==========    ==========    ==========

The components of the Company's various amortized intangible assets are as follows (in thousands):

                                                                                      JUNE 30,
                                                                              -----------------------
                                                                                 2003         2002
                                                                              ----------   ----------
Capitalized software:
       Product technology from acquisitions and strategic agreement .......   $  166,578   $  166,578
       Internal development costs .........................................       29,170       24,946
                                                                              ----------   ----------
                Total .....................................................      195,748      191,524
                Less: accumulated amortization ............................      172,136      119,679
                                                                              ----------   ----------
                Capitalized software, net .................................   $   23,612   $   71,845
                                                                              ==========   ==========
Strategic agreements:
       Strategic agreements ...............................................   $  744,424   $  744,424
       Less:  accumulated amortization ....................................      349,092      225,149
                                                                              ----------   ----------
                Strategic agreements, net .................................   $  395,332   $  519,275
                                                                              ==========   ==========
Other intangible assets:
       Workforce(1) .......................................................   $        -   $   11,944
       Tradenames .........................................................       47,968       47,968
       Customer base ......................................................       34,758       45,358
       Covenants not to compete ...........................................        1,200        1,200
                                                                              ----------   ----------
                Total .....................................................       83,926      106,470
       Less:  accumulated amortization ....................................       79,125       81,861
                                                                              ----------   ----------
                Other intangible assets, net ..............................   $    4,801   $   24,609
                                                                              ==========   ==========

(1) As of July 1, 2002, in accordance with SFAS 142, the Company reclassified its workforce intangibles, net of accumulated amortization, into goodwill.

Amortization of intangible assets totaled $190,007,000, $399,135,000 and $397,053,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

FISCAL YEAR ENDING JUNE 30,
2004.............................     $  136,112
2005.............................        125,850
2006.............................         42,526
2007.............................         25,435
2008.............................         25,309

The Company's results of operations for the years ended June 30, 2002 and 2001 do not reflect the provisions of SFAS 142. The following table adjusts net loss and net loss per share for the impact of the implementation of SFAS 142 as follows (in thousands, except per share data):

                                                                          YEAR ENDED JUNE 30,
                                                               ------------------------------------------
                                                                   2003           2002           2001
                                                               ------------   ------------   ------------
Loss before cumulative effect of accounting change .........   $    (49,290)  $   (440,950)  $   (363,135)
Cumulative effect of accounting change .....................         (2,894)             -              -
                                                               ------------   ------------   ------------
Net loss ...................................................        (52,184)      (440,950)      (363,135)
Add back:  goodwill amortization ...........................              -        184,464        174,027
                                                               ------------   ------------   ------------
Adjusted net loss ..........................................   $    (52,184)  $   (256,486)  $   (189,108)
                                                               ============   ============   ============

Basic and diluted net loss per share:
   Basic and diluted net loss per common share before
        cumulative effect of accounting change .............   $      (0.56)  $      (5.04)  $      (4.49)
   Cumulative effect of accounting change ..................          (0.03)             -              -
                                                               ------------   ------------   ------------
   Net loss per common share ...............................          (0.59)         (5.04)         (4.49)
   Goodwill amortization ...................................              -           2.11           2.15
                                                               ------------   ------------   ------------
   Adjusted basic and diluted net loss per share ...........   $      (0.59)  $      (2.93)  $      (2.34)
                                                               ============   ============   ============

NOTE 8. ACCRUED LIABILITIES

The components of accrued liabilities are as follows (in thousands):

                                                            JUNE 30,
                                                     -----------------------
                                                        2003         2002
                                                     ----------   ----------
Compensation and benefits ........................   $   34,933   $   28,147
Reorganization reserve ...........................        1,537        7,800
Other ............................................       22,670       18,967
                                                     ----------   ----------
                Total ............................   $   59,140   $   54,914
                                                     ==========   ==========

NOTE 9. FINANCING AGREEMENTS

The Company had a line-of credit agreement, which was terminated by the Company in August 2003 in anticipation of obtaining a new line of credit facility. The agreement, which carried an interest rate of LIBOR plus 200 basis points or Prime, enabled the Company to borrow up to $30 million and contained certain financial and operating covenants. No amounts were outstanding under the line at June 30, 2003 and 2002.

In August 2003, CheckFree Corporation's wholly owned subsidiaries, CheckFree Services and Bastogne, Inc., a bankruptcy-remote, special purpose entity ("Bastogne"), entered into a Master Agreement with SunTrust Bank, Atlanta, Georgia with respect to the activities of CheckFree Services' Electronic Commerce Division. Under this Master Agreement, SunTrust provides ACH and other electronics funds transfer services, on behalf of Bastogne in connection with the receipt, investment, custody and transmission of subscriber funds. In addition, SunTrust Bank and its affiliates provide various deposit accounts and investment accounts and services to Bastogne. CheckFree Services provides processing and administrative services to Bastogne to facilitate transactions under the Master Agreement. SunTrust has agreed to provide a facility to Bastogne to cover overdrafts occurring from time to time due to timing differences between transmission of subscriber funds and movement of funds from Bastogne's investment accounts to the zero balance demand deposit account maintained by Bastogne with SunTrust. In addition, SunTrust provides automated clearinghouse services, and maintains and permits Bastogne to use SunTrust's MasterCard ICA transit number and VISA bank identification numbers to facilitate transactions in the MasterCard and VISA systems. The obligations of Bastogne under the Master Agreement to SunTrust are guaranteed by CheckFree Services, which has pledged substantially all the assets of its Electronic Commerce Division to secure such guarantee.

NOTE 10. CONVERTIBLE SUBORDINATED NOTES

On November 29, 1999, the Company issued $172,500,000 of 6.5% convertible subordinated notes that are due on December 1, 2006. Interest on the notes is payable on June 1 and December 1 of each year, commencing on June 1, 2000. The notes may be converted, at the holder's option, into 13.6612 shares of common stock per $1,000 of note value, and the Company may redeem the notes at any time on or after December 1, 2002. At June 30, 2003, none of the notes had been converted to common stock. Interest expense on the notes for the years ended June 30, 2003, 2002 and 2001, was $12,023,000, $12,023,000, and $12,119,000,
respectively. The fair value of the notes was approximately $175,400,000 and $148,500,000 as of June 30, 2003 and 2002, respectively.

NOTE 11. CAPITAL LEASE AND OTHER LONG-TERM OBLIGATIONS

The Company leases certain equipment under capital leases and purchases certain software licenses under long-term agreements. The Company is required to pay certain taxes, insurance and other expenses related to the leased property.

The following is a summary of property under capital leases included in the accompanying consolidated balance sheets (in thousands):

                                                                 JUNE 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
Equipment and software licenses ......................   $   17,599   $    8,122
Less: accumulated depreciation and amortization ......        7,425        5,059
                                                         ----------   ----------
                Property under capital leases, net ...   $   10,174   $    3,063
                                                         ==========   ==========

Future minimum lease payments required by the capital leases and the net future minimum lease payments are as follows (in thousands):

FISCAL YEAR ENDING JUNE 30,
2004 ..................................................   $    1,610
2005 ..................................................        1,364
2006 ..................................................          177
                                                          ----------
               Total future minimum lease payments ....        3,151
               Less: amount representing interest .....          335
                                                          ----------
               Net future minimum lease payments ......   $    2,816
                                                          ==========

Additionally, the Company has purchased software licenses under agreements with extended payment terms. Total amounts due under these agreements are as follows (in thousands):

FISCAL YEAR ENDING JUNE 30,
2004 .......................................................  $    3,863
2005 .......................................................       3,177
                                                              ----------
               Total future minimum lease payments .........       7,040
               Less:  amount representing interest .........         770
                                                              ----------
               Net future minimum payments .................  $    6,270
                                                              ==========

NOTE 12. COMMITMENTS

OPERATING LEASES - The Company leases office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the lease. Total expense under all operating lease agreements for the years ended June 30, 2003, 2002 and 2001 was $23,917,000, $27,997,000 and $26,519,000, respectively.

Future minimum rental payments under these leases are as follows (in thousands):

FISCAL YEAR ENDING JUNE 30,
2004 .............................................   $   18,998
2005 .............................................       12,749
2006 .............................................       10,543
2007 .............................................        9,770
2008 .............................................        9,824
Thereafter .......................................       47,879
                                                     ----------
             Net future minimum lease payments ...   $  109,763
                                                     ==========

The Company has pledged certain held-to-maturity investments as collateral for payments due under operating leases and for a standby letter of credit related to an operating lease. The total amount of securities pledged at June 30, 2003 and 2002 was approximately $5,438,000 and $5,828,000, respectively, of which $3,000,000 is classified as a restricted investment. The operating leases expire at various dates through December 31, 2004. The standby letter of credit expires on September 30, 2003, but is automatically renewable through the underlying lease expiration date of September 30, 2004.

NOTE 13. CAPITAL STOCK

On November 1, 2000, the Company's stockholders approved an increase in the number of authorized shares of the Company from 165,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, $.01 par value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. The preferred stock may be issued in one or more series and may be established with such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as the Board of Directors may determine without further stockholder approval. No preferred shares have been issued through June 30, 2003.

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

NOTE 14. TRANSACTIONS INVOLVING EQUITY INSTRUMENTS

EMPLOYEE PLANS

During 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). The options granted under the 1995 Plan may be either incentive stock options or non-statutory stock options. The terms of the options granted under the 1995 Plan are at the sole discretion of a committee of members of the Company's Board of Directors, not to exceed ten years. Generally, options vest at either 33% or 20% per year from the date of grant. The 1995 Plan originally provided that the Company may grant options for not more than 5,000,000 shares of common stock to certain key employees, officers and directors. In November of 1998 and again in November of 2000, the 1995 Plan was amended by a vote of the Company's shareholders to extend the maximum option grants to not more than 8,000,000 shares and not more than 12,000,000 shares, respectively. Options granted under the 1995 Plan are exercisable according to the terms of each option, however, in the event of a change in control or merger as defined, the options shall become immediately exercisable.

In November 2002, the Company's stockholders approved the 2002 Stock Incentive Plan (the "2002 Plan"). Under the provisions of the 2002 Plan, the Company may grant incentive or non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock to certain key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of the Company's Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. The 2002 Plan will replace the Company's 1995 Stock Option Plan (the "1995 Plan"), going forward, except that the 1995 Plan will continue to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At June 30, 2003, 5,091,864 additional shares are available for grant under the 2002 Plan.

All options granted under the 2002 Plan and the 1995 Plan were granted at exercise prices not less than the fair market value of the underlying common stock at the date of grant. In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, the Company is entitled to a tax deduction. The tax benefit of the deduction is not reflected in the consolidated statements of operations but is reflected as an increase in additional paid-in capital.

The following table summarizes stock option activity from July 1, 2000 to June 30, 2003:

                                                                                      YEAR ENDED
                                                     ------------------------------------------------------------------------------
                                                          JUNE 30, 2003              JUNE 30, 2002             JUNE 30, 2001
                                                     ------------------------   ------------------------   ------------------------
                                                                    WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                    AVERAGE                    AVERAGE                    AVERAGE
                                                      NUMBER OF     EXERCISE    NUMBER OF      EXERCISE     NUMBER OF     EXERCISE
                                                       SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                                     ----------    ----------   ----------    ----------   ----------    ----------
Outstanding - Beginning of period ................    8,084,673    $    34.25    7,128,141    $    36.96    6,161,785    $    30.86
Granted ..........................................    1,195,168         15.89    2,818,928         22.10    2,049,049         46.71
Exercised ........................................     (533,263)        13.01     (761,750)         3.09     (635,205)        10.92
Cancelled ........................................   (1,510,362)        39.37   (1,100,646)        41.35     (447,488)        34.24
                                                      ---------                 ----------                  ---------
Outstanding - End of period ......................    7,236,216    $    31.72    8,084,673    $    34.25    7,128,141    $    36.96
                                                      =========    ==========   ==========    ==========    =========    ==========

Options exercisable at end of period .............    3,972,477    $    37.79    3,122,949    $    38.84    2,588,418    $    26.40
                                                      =========    ==========   ==========    ==========    =========    ==========

Weighted average per-share fair value of
  options granted during the year ................                 $    12.25                 $    14.81                 $    32.06
                                                                   ==========                 ==========                 ==========

The following table summarizes information about options outstanding at June 30, 2003:

                                                         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                               -----------------------------------------     ---------------------
                                                                 WEIGHTED AVERAGE                        WEIGHTED
                                                           -----------------------------                  AVERAGE
                                                               REMAINING       EXERCISE                  EXERCISE
RANGE OF EXERCISE PRICE                         NUMBER     CONTRACTUAL LIFE      PRICE        NUMBER       PRICE
-----------------------                        ---------   ----------------   ----------    ---------   ----------
$ 0.01 - $  15.00 .........................    2,027,724         6.7          $    12.92      969,425   $    11.70
$15.01 - $  30.00 .........................    1,847,185         8.1               18.03      645,843        19.14
$30.01 - $  60.00 .........................    2,921,417         6.5               43.48    1,963,819        44.26
$60.01 - $  90.00 .........................      107,540         6.6               77.08       61,040        77.87
$90.01 - $ 120.00 .........................      332,350         5.7              104.50      332,350       104.50
                                               ---------                                    ---------
                                               7,236,216         6.9          $    31.72    3,972,477   $    37.79
                                               =========                      ==========    =========   ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 2003, 2002 and 2001, respectively: dividend yield of 0% in all periods; expected volatility of 95%, 98% and 98%; risk-free interest rates of 3.47%, 4.00%, and 5.62%; and expected lives of two to seven years.

The Company agreed to assume responsibility for the 1997 and 1998 Employee Incentive Stock Option Plans of BlueGill Technologies, Inc. in conjunction with the acquisition of BlueGill in April 2000. All outstanding options were converted to equivalent CheckFree options as specifically prescribed in the asset purchase agreement. The fair value of the options assumed of $18.5 million was estimated on the acquisition date using the Black-Scholes option pricing model with the following weighted-average assumptions used: dividend yield of 0%, expected volatility of 83%; risk-free interest rate of 6.60% and expected lives of one half to seven years. The estimated fair value of the assumed option plans was added to the fair value of Company stock issued in determining the purchase price of BlueGill.

In June 2003, the Company made an offer (the "Tender Offer") to certain employees to exchange options with exercise prices greater than or equal to $44.00 per share currently outstanding under the Company's 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of the Company's Common Stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer will vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. The Company made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer and will issue approximately 253,000 shares of restricted stock under the 2002 Stock Incentive Plan over the next three years. There was no financial impact to the Company related to the Tender Offer for the year ended June 30, 2003. The Company will record an expense for cash payments as incurred and will record an expense for restricted shares, subject to cancellation, ratably over the vesting period.

Under the 1997 Associate Stock Purchase Plan, effective for the six-month period beginning January 1, 1997, the Company is authorized to issue up to 1,000,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. In November 2002, the Company's stockholders approved an increase in the number of shares reserved and available for sale under the 1997 Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares. Under the terms of the Plan, employees can choose, every six months, to have up to 15% of their salary withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Participation in the plan by eligible employees has ranged from 30% to 50% in any given six-month period. Under the Plan, 98,741 shares were issued in July 2003, 128,033 in January 2003, 128,443 in July 2002, 135,721 in January 2002, 79,055 in July 2001 and 56,901 in January 2001 from employees' salary withholdings from the respective previous six-month period. As of June 30, 2003 there were 1,130,774 shares available for future issuance to the Associate Stock Purchase Plan. Following is a summary of the weighted average fair market value of this look-back option estimated on the grant date using the Black-Scholes option pricing model, and the related assumptions used:

                                  JUNE 30,    DECEMBER 31,    JUNE 30,    DECEMBER 31,    JUNE 30,    DECEMBER 31,
                                    2003         2002           2002          2001          2001          2000
                                 ----------   ------------   ----------   ------------   ----------   ------------
Fair value of options ........   $     7.73    $     5.08    $     4.17    $     4.95    $     9.28    $    11.63
Assumptions:
   Risk-free interest rate ...          1.2%          1.8%          4.0%          4.0%          4.4%          4.4%
   Expected life .............     3 months      3 months      3 months      3 months      3 months      3 months
   Volatility ................        107.9%         71.8%         98.0%         98.0%         98.2%         98.2%
   Dividend yield ............          0.0%          0.0%          0.0%          0.0%          0.0%          0.0%

In the year ended June 30, 2000, the Company issued 13,000 shares of restricted stock to certain of its key employees. Under the terms of the grants, full vesting of the shares was dependent upon the continued employment of the employee for the duration of the vesting period. Shares issued were recorded at fair market value on the date of the grant with a corresponding charge to stockholders' equity. The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period. In the year ended June 30, 2003, 12,000 shares of restricted stock were forfeited and returned when a key employee left the Company.

In January 1997, the Board of Directors approved an amendment to the Company's 401(k) plan, which authorized up to 1,000,000 shares of Common Stock for the Company's matching contribution. The Board of Directors authorized an additional 1,000,000 shares of Common Stock for the Company's matching contribution in November 2002. The Company issued 402,102 shares in August 2002, 132,887 shares in August 2001 and 51,834 shares in August 2000 to fund its 401(k) match that had accrued during the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2003, there were 1,223,797 shares available for future contributions to the 401(k) plan.

STOCK RELATED TRANSACTIONS WITH THIRD PARTIES - In October 2000, the Company completed an agreement to acquire various electronic billing and payment assets from Bank of America in exchange for ten million shares of the Company's Common Stock. Bank of America has the ability to earn warrants on up to ten million additional shares, eight million of which vest upon achievement of specific levels of active subscriber adoption of electronic billing and payment services and separately, two million upon achievement of specific levels of electronic bills presented to those subscribers. The warrants have a strike price of $32.50. At the time that vesting of a portion of these warrants becomes probable, the Company will record a charge for the fair value of the portion of the warrants earned to date based on Bank of America's progress towards achieving the milestones set forth in the agreement. The Company will continue to record a charge each period for any additional portion of the warrants earned, plus any change in fair value of the cumulative amount of warrants earned to date, up to the point in time that the milestones are achieved and actual vesting occurs. Under the provisions of EITF 01-9, any charge associated with these warrants will be recorded as a reduction of revenue up to the aggregate amount of revenue received from Bank of America.

In October 1999, the Company entered into an agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company's stock, has been issued warrants on one million shares, and has the ability to earn warrants on up to two million additional shares. All warrants reflect a strike price of $39.25 and became exercisable on September 15, 2002, contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002 based on a Black-Scholes option pricing model valuation. At September 15, 2002, upon actual vesting, the Company determined the final fair value of the one million warrants taking into consideration the market value of our stock at that date. During the quarter ended September 30, 2002, the Company recorded a non-cash increase in revenue of $644,000, reflecting the portion of the warrants earned during the quarter and the final fair value of the one million warrants that vested on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation. Under the provisions of EITF 01-9, "Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," the non-cash charge of $2,748,000 was recorded as a reduction of revenue, and the non-cash increase of $644,000 was recorded as an increase to revenue.

In January 1998, the Company entered into a ten-year processing agreement with a strategic partner. Under the terms of the agreement, the partner acquired ten-year warrants exercisable at $20 15/16 for ten million shares of the Company's Common Stock. Three million warrants vested upon the execution of a related processing outsourcing agreement on March 9, 1998. During the year ended June 30, 2001, the strategic partner's business was dissolved, and therefore, it does not have the ability to earn any of the remaining seven million warrants. During each of the fiscal years ended June 30, 2000 and 2001, the strategic partner exercised 750,000 of the vested options and 1,500,000 remain outstanding at June 30, 2003.

In March 1997, the Company entered into a consulting agreement with a third party. Under the terms of the agreement, the consultant acquired 5-year options exercisable at $13.00 for up to 50,000 shares of the Company's Common Stock. In June 1998, upon the execution of a processing agreement with a key customer, 25,000 of the options vested. The remaining 25,000 options vested in March 2002. In March 2002, the consultant exercised all 50,000 options. Any shares acquired by the consultant under the terms of the agreement are subject to certain transfer restrictions.

CONVERTIBLE SUBORDINATED NOTES - In November 1999, the Company issued $172,500,000 million of convertible subordinated notes. Each $1,000 note may be converted, at the holder's option, into 13.6612 shares of common stock at a conversion rate of $73.20 per share. The fair market value of the Company's stock on June 30, 2003 was $28.00 per share. Please refer to Note 10 for further information regarding the convertible subordinated notes.

NOTE 15. EARNINGS PER SHARE

The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

                                         YEAR ENDED JUNE 30, 2003              YEAR ENDED JUNE 30, 2002
                                   ------------------------------------  -------------------------------------
                                     INCOME       SHARES      PER-SHARE     INCOME        SHARES     PER-SHARE
                                   (NUMERATOR) (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                   ----------- -------------  ---------  -----------  -------------  ---------
Basic EPS ....................      $ (52,184)    88,807      $   (0.59)  $(440,950)     87,452      $   (5.04)
                                                              =========                              =========
Effective of dilutive
securities:
    Options and warrants .....              -          -                          -           -
    Convertible notes ........              -          -                          -           -
                                    ---------     ------                  ---------      ------
Diluted EPS ..................      $ (52,184)    88,807      $   (0.59)  $(440,950)     87,452      $   (5.04)
                                    =========     ======      =========   =========      ======      =========

                                         YEAR ENDED JUNE 30, 2001
                                   -------------------------------------
                                     INCOME        SHARES     PER-SHARE
                                   (NUMERATOR) (DENOMINATOR)    AMOUNT
                                   ----------- -------------  ---------
Basic EPS ....................      $(363,135)     80,863     $   (4.49)
                                                              =========
Effective of dilutive
securities:
    Options and warrants .....              -           -
    Convertible notes ........              -           -
                                    ---------      ------
Diluted EPS ..................      $(363,135)     80,863     $   (4.49)
                                    =========      ======     =========


Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income for the periods presented, an additional 3,567,000, 3,333,000 and 6,769,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the years ended June 30, 2003, 2002 and 2001, respectively. Using the treasury stock method prescribed by SFAS 128, this would have increased diluted shares outstanding by 747,000, 899,000 and 3,205,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

The weighted average diluted common shares outstanding for the years ended June 30, 2003, 2002 and 2001, also exclude the effect of approximately 6,411,000, 6,565,000 and 2,051,000 of out-of-the-money options and warrants, respectively, and the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, the after-tax effect of interest expense on the convertible subordinated notes of approximately $7,541,000, $9,498,000 and $9,198,000 for the years ended June 30, 2003, 2002 and 2001, respectively, has not been added back to the numerator, as its effect would be anti-dilutive.

NOTE 16. EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN - The Company has a defined contribution 401(k) retirement plan covering substantially all of its U.S.-based employees. Under the plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee's contribution. In January 2002, the Company added a similar plan covering substantially all its non U.S.-based employees. Total expense under both plans amounted to $3,476,000, $3,035,000, and $3,528,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

DEFERRED COMPENSATION PLAN - In January 1999, the Company established a deferred compensation plan (the "DCP") covering highly compensated employees as defined by the DCP. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan, therefore the associated liabilities are included in the Company's June 30, 2003 and 2002 Consolidated Balance Sheets. In addition, the Company has established a rabbi trust to finance obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in the Company's June 30, 2003 and 2002 Consolidated Balance Sheets. Total expense under the DCP for the years ended June 30, 2003, 2002 and 2001 amounted to $131,000, $176,000 and $77,000, respectively.

GROUP MEDICAL PLANS - Effective January 1, 2000, the Company converted all of its U.S.-based employees to a group medical self-insurance plan. The Company has employed an administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $250,000. Prior to January 1, 2000, the Company had a group medical self-insurance plan covering certain of its employees, and medical insurance coverage under managed care health plans covering the remaining employees. The Company provides supplemental medical insurance coverage to its non U.S.-based employees. Total expense for medical insurance coverage amounted to $11,454,000, $11,588,000 and $11,116,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Under the self-insurance plan, the Company expenses amounts as claims are incurred and recognizes a liability for incurred but not reported claims. At June 30, 2003 and 2002, the Company accrued $3,425,000 and $4,153,000, respectively, as a liability for costs incurred but not paid under this plan.

In December 1998, a subsidiary, CheckFree Management Corporation, was created to administer the Company's employee medical benefits program. The Company owns a controlling interest in the subsidiary and, therefore, the accompanying consolidated financial statements include the subsidiary's results of operations.

NOTE 17. REORGANIZATION CHARGE

During the year ended June 30, 2002, the Company announced it would streamline operations in its Electronic Commerce Division, refine its strategy for the i-Solutions business unit of its Software Division, and discontinue certain product lines associated with its Investment Services Division. As a result of these actions, the Company closed or consolidated operations in several locations and eliminated certain other positions in the Company. The streamlining of its Electronic Commerce Division operations results from efficiencies gained from the consolidation of three legacy transaction processing platforms to its Genesis platform and resulted in the closing of its San Francisco, California location on April 30, 2002; its Houston, Texas location on June 30, 2002; and its Austin, Texas location on September 30, 2002. The refinement in strategy for the i-Solutions business resulted in the closing of its Ann Arbor, Michigan and Singapore locations on March 19, 2002. Revenues and operating income related to the discontinued product lines in the Investment Services Division are immaterial to the Company.

As a result of these actions, the Company recorded $16,365,000 of reorganization charges for the year ended June 30, 2002, which included $1,640,000 of non-cash asset impairment charges, $10,962,000 of severance and related benefits costs for the termination of 707 employees, and $3,763,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. For the year ended June 30, 2003, the Company reviewed its estimated remaining liabilities under this reorganization plan and recorded an additional charge of $1,405,000, which includes $165,000 of severance and related benefits and $1,240,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. These amounts are included in reorganization charge in the Company's Consolidated Statement of Operations. The Company's reorganization plan was substantially complete at June 30, 2003.

A summary of activity related to the reorganization reserve is as follows (in thousands):

                                                                                 OFFICE
                                                                  SEVERANCE     CLOSURE
                                                                  AND OTHER       AND
                                                                   EMPLOYEE     BUSINESS    OTHER EXIT
                                                                    COSTS      EXIT COSTS     COSTS         TOTAL
                                                                  ----------   ----------   ----------   -----------
Initial reorganization charge..................................   $   10,962   $    3,677    $     86     $    14,725
Cash payments, year ended June 30, 2002........................       (6,261)        (649)        (15)         (6,925)
                                                                  ----------   ----------    --------     -----------
Reorganization reserve at June 30, 2002........................        4,701        3,028          71           7,800
Additional reorganization charge...............................          165        1,248          (8)          1,405
Cash payments, year ended June 30, 2003........................       (4,866)      (2,739)        (63)         (7,668)
                                                                  ----------   ----------    --------     -----------
Balance as of June 30, 2003....................................   $        -   $    1,537    $      -     $     1,537
                                                                  ==========   ==========    ========     ===========

In conjunction with the reorganization activities described above, the Company revised the estimated useful lives of the Existing Product Technology and Customer Base intangible assets related to the product lines that were to be discontinued from its Mobius Group acquisition, the Workforce intangible asset from its strategic agreement with Bank of America, and certain property and equipment assets associated with office locations that were to be closed. This resulted in additional amortization expense of $1,035,000 for the year ended June 30, 2003, which represents an after-tax impact of $621,000 and an impact to earnings per share of $(0.01) for the year ended June 30, 2003, and additional depreciation and amortization expense of $3,318,000 for the year ended June 30, 2002, which represents an after-tax impact of $2,710,000 and an impact to earnings per share of $(0.03) for the year ended June 30, 2002.

NOTE 18. INCOME TAXES

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

The Company's income tax benefit consists of the following (in thousands):

                                                              YEAR ENDED JUNE 30,
                                                     --------------------------------------
                                                        2003          2002          2001
                                                     ----------    ----------    ----------
Current:
     Federal .....................................   $    1,700    $        -    $        -
     State and local .............................            -             -             -
     Foreign .....................................          341           281             -
                                                     ----------    ----------    ----------
               Total current .....................        2,041           281             -
Deferred federal and state .......................      (35,147)      (99,152)     (115,362)
                                                     ----------    ----------    ----------
               Total income tax benefit ..........   $  (33,106)   $  (98,871)   $ (115,362)
                                                     ==========    ==========    ==========

Income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following (in thousands):

                                                                  YEAR ENDED JUNE 30,
                                                          ------------------------------------
                                                             2003         2002         2001
                                                          ----------   ----------   ----------
Computed "expected" tax benefit .......................   $  (28,838)  $ (188,937)  $ (167,243)
Nondeductible in-process research and
   development of acquired businesses .................            -            -        6,510
Nondeductible intangible charges ......................        2,094      101,294       60,346
State and local taxes, net of federal and foreign
   income tax benefits ................................       (4,715)     (10,321)     (14,793)
Federal and state tax credits .........................       (2,080)      (1,364)        (687)
Other, net ............................................          433          457          505
                                                          ----------   ----------   ----------
              Total income tax benefit ................   $  (33,106)  $  (98,871)  $ (115,362)
                                                          ==========   ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2003 and 2002 are as follows (in thousands):

                                                                            JUNE 30,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------
Deferred tax assets:
     Federal and state net operating loss carryforwards .........   $   48,008    $   80,692
     Federal and state tax credit carryforwards .................       12,289         5,311
     Allowance for bad debts and returns ........................          845           951
     Accrued compensation and related items .....................        1,369         1,227
     Stock warrants .............................................       17,433        18,298
     Property and equipment .....................................          518           451
     Other investments ..........................................        3,964         3,143
     Deferred revenue ...........................................        1,786         2,254
     Reserve accruals ...........................................        4,891         7,188
                                                                    ----------    ----------
                    Total deferred tax assets ...................       91,103       119,515

Deferred tax liabilities:
     Capitalized software .......................................       (5,246)      (24,063)
     Intangible assets ..........................................      (73,383)     (123,629)
                                                                    ----------    ----------
                    Total deferred tax liabilities ..............      (78,629)     (147,692)
                                                                    ----------    ----------
                    Net deferred tax assets/(liabilities) .......   $   12,474    $  (28,177)
                                                                    ==========    ==========

At June 30, 2003, the Company has approximately $141,400,000 of state and $118,600,000 of federal net operating loss carryforwards available, expiring in 2009 to 2023 and 2019 to 2023, respectively. Additionally, at June 30, 2003, the Company has approximately $1,000,000 of state and $11,600,000 of federal tax credit carryforwards available, expiring in 2007 to 2013 and 2007 to 2023, respectively.

The realization of the Company's deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

NOTE 19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        YEAR ENDED JUNE 30,
                                                               ------------------------------------
                                                                  2003         2002         2001
                                                               ----------   ----------   ----------
                                                                          (In thousands)
Interest paid ..............................................   $   12,028   $   12,041   $   12,119
                                                               ==========   ==========   ==========
Income taxes paid (received), net ..........................   $    2,770   $       49   $   (1,442)
                                                               ==========   ==========   ==========
Supplemental disclosure of non-cash investing and
     financing activities:

     Capital lease additions and acquisitions of other
          long-term assets .................................   $   13,105   $    1,539   $    5,716
                                                               ==========   ==========   ==========

     Stock funding of 401(k) match .........................   $    3,229   $    3,621   $    2,487
                                                               ==========   ==========   ==========

     Stock funding of Associate Stock Purchase Plan ........   $    3,274   $    4,433   $    3,587
                                                               ==========   ==========   ==========

     Purchase price of business acquisitions ...............   $        -   $        -   $1,351,649

          Issuance of common stock and stock
            options pursuant to acquisitions ...............            -            -   (1,350,083)

          Cash acquired in acquisitions ....................            -            -      (97,200)

          Acquisition costs paid in prior period ...........            -            -         (965)
                                                               ----------   ----------   ----------
               Net cash received ...........................   $        -   $        -   $  (96,599)
                                                               ==========   ==========   ==========

NOTE 20. BUSINESS SEGMENTS

The Company operates in three business segments - Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. A further description of each business segment along with the Corporate services area follows:

     - Electronic Commerce - Electronic Commerce provides services that allow consumers to receive electronic bills through the Internet, pay bills received electronically or in paper form to anyone and perform ordinary banking transactions including balance inquiries, transfers between accounts and on-line statement reconciliation. These services are primarily directed to financial institutions, internet financial sites, personal financial management software providers and the customers of these businesses.

     - Software - Software includes software products and related services for electronic billing, ACH processing and account reconciliation. These products and services are primarily directed to large corporations and financial institutions.

     - Investment Services - Investment Services includes investment portfolio management services and investment trading and reporting services. These products and services are primarily directed to fee-based money managers and financial planners who manage investments of institutions and high net worth individuals.

     - Corporate - Corporate services include human resources, legal, finance and various other of the Company's unallocated overhead charges.

The accounting policies of the segments are the same as those described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes intangible asset amortization, in-process research and development costs and significant one-time charges related to various business and asset acquisitions. There are no intersegment sales.

The following sets forth certain financial information attributable to the Company's business segments for the years ended June 30, 2003, 2002 and 2001:

                                                   YEAR ENDED JUNE 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------
                                                      (In thousands)
Revenues:
     Electronic Commerce ...............   $  405,373   $  352,054   $  301,532
     Software ..........................       64,711       58,849       62,175
     Investment Services ...............       81,562       79,574       69,613
                                           ----------   ----------   ----------
              Total ....................   $  551,646   $  490,477   $  433,320
                                           ==========   ==========   ==========

                                                                                YEAR ENDED JUNE 30,
                                                                --------------------------------------------------
                                                                     2003              2002              2001
                                                                --------------    --------------    --------------
                                                                                  (In thousands)
Segment operating income (loss):
   Electronic Commerce .....................................    $      115,539    $       39,010    $      (13,083)
   Software ................................................            18,008             5,789               837
   Investment Services .....................................            21,062            24,376            20,347
   Corporate ...............................................           (33,798)          (36,500)          (35,746)
                                                                --------------    --------------    --------------
          Total ............................................           120,811            32,675           (27,645)
Purchase accounting amortization ...........................          (183,342)         (394,009)         (393,436)
Impairment of intangible assets ............................           (10,228)         (155,072)                -
Reorganization charge ......................................            (1,405)          (16,365)                -
Impact of warrants .........................................               644            (2,748)                -
One-time marketing charge ..................................                 -                 -           (25,000)
In-process research and development ........................                 -                 -           (18,600)
Loss on investments ........................................            (3,228)                -           (16,077)
Interest, net ..............................................            (5,648)           (4,302)            2,261
                                                                --------------    --------------    --------------
          Total loss before income taxes and cumulative
            effect of accounting change ....................    $      (82,396)   $     (539,821)   $     (478,497)
                                                                ==============    ==============    ==============

Identifiable assets:
   Electronic Commerce .....................................    $    1,046,063    $    1,218,340    $    1,603,069
   Software ................................................            39,782            63,792           206,746
   Investment Services .....................................            37,696            41,347            50,113
   Corporate ...............................................           463,729           313,998           324,025
                                                                --------------    --------------    --------------
          Total ............................................    $    1,587,270    $    1,637,477    $    2,183,953
                                                                ==============    ==============    ==============

Capital expenditures:
   Electronic Commerce .....................................    $       31,963    $       15,654    $       28,355
   Software ................................................               381             2,074             2,938
   Investment Services .....................................             4,857             2,643             6,771
   Corporate ...............................................               228             3,148             9,317
                                                                --------------    --------------    --------------
          Total ............................................    $       37,429    $       23,519    $       47,381
                                                                ==============    ==============    ==============

Depreciation and amortization:
   Electronic Commerce .....................................    $      202,313    $      385,729    $      350,277
   Software ................................................            10,665            32,887            62,485
   Investment Services .....................................             8,126            10,706             9,421
   Corporate ...............................................             5,534             6,243             5,312
                                                                --------------    --------------    --------------
          Total ............................................    $      226,638    $      435,565    $      427,495
                                                                ==============    ==============    ==============

For the years ended June 30, 2003, 2002, and 2001, one customer accounted for $94,265,000, $60,022,000 and $44,500,000 of consolidated revenues, respectively. Revenues for that customer were generated through the Electronic Commerce, Software and Investment Services segments for the years ended June 30, 2003 and 2002 and through the Electronic Commerce and Software segments for the year ended June 30, 2001. Foreign sales based on the location of the customer, for the years ended June 30, 2003, 2002 and 2001 were $9,491,000, $10,772,000 and
$7,636,000, respectively.

Long-lived assets by geographic area are as follows (in thousands):

                                       YEAR ENDED JUNE 30,
                                  ----------------------------
                                      2003            2002
                                  ------------    ------------
United States ................    $  1,037,213    $  1,238,961
Other ........................           4,616           3,151
                                  ------------    ------------
        Total ................    $  1,041,829    $  1,242,112
                                  ============    ============

NOTE 21. GUARANTOR FINANCIAL INFORMATION

CheckFree Management Corporation is a guarantor of the Company's $172,500,000 convertible subordinated notes that were issued November 29, 1999. CheckFree Management Corporation was formed as a medical claims management subsidiary in order to appropriately minimize, control, and manage the medical claims liabilities of the Company and its subsidiaries. As of June 30, 2003 and 2002, the Company and its subsidiaries own approximately 89% of CheckFree Management Corporation. As of June 30, 2003 and 2002, the assets of CheckFree Management Corporation represent less than 2% of the total consolidated assets of the Company and, therefore, separate financial statements and financial disclosures are not deemed significant.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended June 30, 2003 and 2002 includes all adjustments necessary for a fair presentation of quarterly results of operations (in thousands, except per share data):

                                                                          QUARTER ENDED
                                                 ---------------------------------------------------------------
                                                 SEPTEMBER 30      DECEMBER 31       MARCH 31         JUNE 30
                                                 ------------      -----------     ------------     ------------
FISCAL 2003
Total revenue ...............................    $    130,235     $    135,505     $    141,301     $    144,605
Loss from operations ........................         (21,151)         (17,437)         (11,695)         (23,237)
Net loss ....................................         (16,176)         (11,207)          (7,830)         (16,971)
Basic earnings per share:
     Net loss per common share ..............    $      (0.18)    $      (0.13)    $      (0.09)    $      (0.19)
                                                 ============     ============     ============     ============
     Equivalent number of shares ............          88,378           88,694           88,949           89,215
                                                 ============     ============     ============     ============
Diluted earnings per share:
     Net loss per common share ..............    $      (0.18)    $      (0.13)    $      (0.09)    $      (0.19)
                                                 ============     ============     ============     ============
     Equivalent number of shares ............          88,378           88,694           88,949           89,215
                                                 ============     ============     ============     ============

                                                                          QUARTER ENDED
                                                 ---------------------------------------------------------------
                                                 SEPTEMBER 30      DECEMBER 31       MARCH 31         JUNE 30
                                                 ------------      -----------     ------------     ------------
FISCAL 2002
Total revenue ...............................    $    116,675     $    121,338     $    124,586     $    127,878
Loss from operations ........................        (112,045)        (258,251)         (95,337)         (69,886)
Net loss ....................................         (88,947)        (215,133)         (77,459)         (59,411)
Basic earnings per share:
     Net loss per common share ..............    $      (1.02)    $      (2.47)    $      (0.89)    $      (0.67)
                                                 ============     ============     ============     ============
     Equivalent number of shares ............          87,090           87,217           87,446           88,063
                                                 ============     ============     ============     ============
Diluted earnings per share:
     Net loss per common share ..............    $      (1.02)    $      (2.47)    $      (0.89)    $      (0.67)
                                                 ============     ============     ============     ============
     Equivalent number of shares ............          87,090           87,217           87,446           88,063
                                                 ============     ============     ============     ============

The sum of the quarterly loss per share does not equal the year-to-date loss per share for the respective fiscal periods, due to changes in the number of shares outstanding at each quarter-end.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                  BALANCE AS
                                                      OF           CHARGES TO                        BALANCE AS
                                                  BEGINNING        COSTS AND                         OF END OF
                                                  OF PERIOD         EXPENSES        DEDUCTIONS         PERIOD
                                                 ------------     ------------     ------------     ------------
                                                                         (In thousands)
Allowance for Doubtful Accounts
           2003 .............................    $      2,000     $       (232)    $         98     $      1,670
           2002 .............................    $      2,963     $        689     $      1,652     $      2,000
           2001 .............................    $      4,003     $         50     $      1,090     $      2,963
Reserve for Returns and Chargebacks
           2003 .............................    $      1,706     $      1,235     $      1,679     $      1,262
           2002 .............................    $      4,663     $       (514)    $      2,443     $      1,706
           2001 .............................    $      2,405     $      3,847     $      1,589     $      4,663

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) during our fiscal quarter ended June 30, 2003, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is included under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders to be held on October 29, 2003, and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item is included under the caption "FEES OF THE INDEPENDENT PUBLIC ACCOUNTANTS FOR FISCAL 2003" in our Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) The following financial statements are included herein in Item 8:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of June 30, 2003 and 2002.

                  Consolidated Statements of Operations for each of the three years in the period ended June 30, 2003.

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2003.

                  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2003.

                  Notes to the Consolidated Financial Statements.

                  (2) The following financial statement schedule is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in Item 8:

                  Schedule II -- Valuation and Qualifying Accounts.

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

                  (3)      Exhibits:

EXHIBIT                                              EXHIBIT
NUMBER                                             DESCRIPTION
------                                             -----------
2(a)                  Agreement and Plan Merger and Contribution Agreement, dated as of February 15,
                      2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS
                      II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International
                      Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc.,
                      CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree
                      Corporation. (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and
                      Exchange Commission on March 16, 2000, and incorporated herein by reference.)

2(b)                  Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data
                      Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner,
                      Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint
                      Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition
                      Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II,
                      LLC and First Data, L.L.C. (Reference is made to Appendix A of the
                      Registration Statement on Form S-4 (Registration No. 333-41098) filed with the
                      Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)

2(c)                  Amended and Restated Strategic Alliance Master Agreement, dated as of April
                      26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation
                      and Bank of America, N.A. (Reference is made to Appendix A to the Company's
                      Proxy Statement for the Special Meeting of Stockholders held on September 28,
                      2000, and incorporated herein by reference.)

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

4(a)                  Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company's
                      Amended and Restated Certificate of Incorporation (contained in the Company's
                      Amended and Restated Certificate of Incorporation filed as Exhibit 3(a)
                      hereto) and Articles II, III, IV, VI and VIII of the Company's By-Laws
                      (contained in the Company's By-Laws filed as Exhibit 3(b) hereto.)

4(b)                  Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to Registration Statement on Form 8-A, filed with the Securities and Exchange
                      Commission on December 19, 1997, and incorporated herein by reference.)

4(c)                  Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between
                      CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is
                      made to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A
                      (File No. 0-26802), filed with the Securities and Exchange Commission on May
                      12, 1999, and incorporated herein by reference.)

4(d)                  Amendment No. 2 to the Rights Agreement, dated as of August 3, 2000, between
                      CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is
                      made to Exhibit 4.3 to Amendment No. 2 to Registration Statement on Form 8-A
                      (File No. 0-26802), filed with the Securities and Exchange Commission on
                      October 3, 2000, and incorporated herein by reference.)

4(e)                  Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between
                      CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as
                      Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to
                      Registration Statement on Form 8-A (File No. 0-26802), filed with the
                      Securities and Exchange Commission on January 28, 2002, and incorporated herein by reference.)

10(a)                 CheckFree Corporation Second Amended and Restated Associate Stock Purchase
                      Plan. (Reference is made to Exhibit 4(a) to the Registration Statement on Form
                      S-8 (Registration No. 333-101284), filed with the Securities and Exchange
                      Commission on November 18, 2002, and incorporated herein by reference.)

10(b)                 CheckFree Corporation 401(k) Plan. (Reference is made to Exhibit 10.1 to the
                      Registration Statement on Form S-8 (Registration No. 333-91490), filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.)

10(c)                 CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to
                      Appendix B to the Company's Definitive Proxy Statement for the 2002 Annual
                      Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporate herein by reference.)

10(d)                 CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan.
                      (Reference is made to Exhibit 4(d) to Registration Statement on Form S-8, as
                      amended (Registration No. 333-50322), filed with the Securities and Exchange
                      Commission on November 20, 2000, and incorporated herein by reference.)

10(e)                 CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference
                      is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as
                      amended (Registration No. 33-98442), filed with the Securities and Exchange
                      Commission on January 9, 1998, and incorporated herein by reference.)

10(f)                 CheckFree Corporation Amended and Restated 1983 Non-Statutory Stock Option
                      Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to
                      Form S-8, as amended (Registration No. 33-98440), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(g)                 CheckFree Corporation Second Amended and Restated 1983 Incentive Stock Option
                      Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to
                      Form S-8, as amended (Registration No. 33-98444), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(h)                 Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to
                      Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and
                      incorporated herein by reference.)

10(i)         *       Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(h).

10(j)         *       Confidentiality and Noncompetition Agreement, dated May 7, 1999, between
                      Peter J. Kight and the Company.

10(k)         *       Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company.

10(l)         *       Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company.

10(m)                 Executive Employment Agreement between the Company and Peter J. Kight.
                      (Reference is made to Exhibit 10(z) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on
                      September 26, 1997, and incorporated herein by reference.)

10(n)                 Loan and Security Agreement, dated as of May 13, 1997, among KeyBank National
                      Association, the Company, CheckFree Software Solutions, Inc., CheckFree
                      Services Corporation, Security APL, Inc., Servantis Systems, Inc., and
                      Servantis Services, Inc. (Reference is made to Exhibit 10(ee) to the Company's
                      Form 10-K for the year ended June 30, 1997, filed with the Securities and
                      Exchange Commission on September 26, 1997, and incorporated herein by reference.)

10(o)                 First Amendment to Loan and Security Agreement by and between KeyBank National
                      Association, as Lender, and CheckFree Corporation, as Borrower, dated as of
                      December 9, 1998. (Reference is made to Exhibit 10.1 to the Company's Form
                      10-Q for the quarter ended March 31, 1999, filed with the Securities and
                      Exchange Commission on May 17, 1999, and incorporated herein by reference.)

10(p)                 CheckFree Corporation Incentive Compensation Plan. (Reference is made to
                      Exhibit 10(ff) to the Company's Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and
                      incorporated herein by reference.)

10(q)                 Form of Stockholder Agreement entered into between the Company and each of
                      Microsoft Corporation and First Data Corporation. (Reference is made to
                      Exhibit 10(ff) of the Company's Registration Statement on Form S-4
                      (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(r)                 Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company's Registration Statement on Form S-4
                      (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(s)                 Form of Registration Rights Agreement entered into between the Company and
                      Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company's
                      Registration Statement on Form S-4 (Registration No. 333-41098) filed with the
                      Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(t)                 Form of Commercial Alliance Agreement entered into between the Company and
                      Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company's
                      Amendment No. 1 to the Registration Statement on Form S-4 (Registration No.
                      333-32644) filed with the Securities and Exchange Commission on April 18, 2000
                      and incorporated herein by reference.)**

10(u)                 Form of Marketing Agreement entered into between the Company and First Data
                      Corporation. (Reference is made to Exhibit 10(gg) of the Company's Amendment
                      No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644)
                      filed with the Securities and Exchange Commission on April 18, 2000 and
                      incorporated herein by reference.)**

10(v)         *       Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree
                      Services Corporation and SunTrust Bank.***

21                    Subsidiaries of the Company. (Reference is made to Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the
                      Securities and Exchange Commission on September 26, 2002, and incorporated herein by reference.)

23            *       Consent of Deloitte & Touche LLP.

24            *       Power of Attorney.

31(a)         *       Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley
                      Act of 2002.

31(b)         *       Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley
                      Act of 2002.

32(a)         *       Certification of Chief Executive Officer under Section 906 of the Sarbanes
                      Oxley Act of 2002.

32(b)         *       Certification of Chief Financial Officer under Section 906 of the Sarbanes
                      Oxley Act of 2002.

---------------------

  *      Filed with this report.

 ** Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

*** We have requested that the Securities and Exchange Commission give confidential treatment to portions of this exhibit.

         (b)      REPORTS ON FORM 8-K.

                  We filed the following Current Reports on Form 8-K since March 31, 2003:

                  (1) Form 8-K dated June 17, 2003, pursuant to Items 5 and 7 in connection with our June 17, 2003 press release announcing our stock option exchange offer program for our employees.

                  (2) Form 8-K dated April 22, 2003, pursuant to Items 7 and 12 (furnished under Item 9) in connection with our April 22, 2003 press release announcing our financial results for the third quarter ended March 31, 2003.

         (c)      EXHIBITS.

                  The exhibits to this report follow the Signature Page.

         (d)      FINANCIAL STATEMENT SCHEDULES.

                  The financial statement schedule is included in Item 8 to this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHECKFREE CORPORATION

Date: September 15, 2003         By: /s/ David E. Mangum
                                    --------------------------------------------
                                         David E. Mangum, Executive Vice
                                         President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 15th day of September, 2003.

               Signature                                   Title

         *Peter J. Kight                      Chairman of the Board and Chief
---------------------------------------       Executive Officer
         Peter J. Kight                       (Principal Executive Officer)

         *David E. Mangum                     Executive Vice President and
---------------------------------------       Chief Financial Officer
         David E. Mangum                      (Principal Financial Officer)

         *John J. Browne, Jr.                 Vice President, Controller, and
---------------------------------------       Chief Accounting Officer
         John J. Browne, Jr.                  (Principal Accounting Officer)

         *William P. Boardman                 Director
---------------------------------------
         William P. Boardman

         *James D. Dixon                      Director
---------------------------------------
         James D. Dixon

         *Henry C. Duques                     Director
---------------------------------------
         Henry C. Duques

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