Form 10-Q
period 2003-09-30
CHECKFREE CORP \GA\
filed 2003-11-13
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 0-26802

CHECKFREE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-2360335 (I.R.S. Employer Identification No.)

4411 East Jones Bridge Road, Norcross, Georgia 30092
(Address of Principal Executive Offices, Including Zip Code)

(678) 375-3000
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES  X   NO ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  X   NO  ___

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 89,624,324 shares of Common Stock, $.01 par value, were outstanding at November 7, 2003.

FORM 10-Q

CHECKFREE CORPORATION

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Unaudited Consolidated Balance Sheets September 30, 2003 and June 30, 2003	3
Unaudited Condensed Consolidated Statements of Operations For the Three Months Ended September 30, 2003 and 2002	4
Unaudited Consolidated Statements of Cash Flows For the Three Months Ended September 30, 2003 and 2002	5
Notes to Interim Unaudited Condensed Consolidated Financial Statements For the Three Months Ended September 30, 2003 and 2002	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4. Controls and Procedures.	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	N/A
Item 2. Changes in Securities and Use of Proceeds.	N/A
Item 3. Defaults Upon Senior Securities.	N/A
Item 4. Submission of Matters to a Vote of Security Holders.	N/A
Item 5. Other Information.	N/A
Item 6. Exhibits and Reports on Form 8-K.	24
Signatures.	25

Part I.  Financial Information

Item 1.  Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	September 30,	June 30,
	2003	2003

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,536	$209,358
Investments	121,855	69,674
Restricted investments	3,000	3,000
Accounts receivable, net	86,592	81,626
Prepaid expenses and other assets	9,995	9,708
Deferred income taxes	41,657	41,202

Total current assets	450,635	414,568
PROPERTY AND EQUIPMENT, NET	91,569	94,853
OTHER ASSETS:
Capitalized software, net	15,473	23,612
Goodwill	523,231	523,231
Strategic agreements, net	364,347	395,332
Other intangible assets, net	2,975	4,801
Investments	112,036	121,615
Other noncurrent assets	8,721	9,258

Total other assets	1,026,783	1,077,849

Total assets	$1,568,987	$1,587,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,465	$9,705
Accrued liabilities	49,461	59,140
Current portion of long-term obligations	4,063	4,894
Deferred revenue	37,744	36,543

Total current liabilities	101,733	110,282
ACCRUED RENT AND OTHER	3,354	3,419
DEFERRED INCOME TAXES	21,011	28,728
LONG-TERM OBLIGATIONS — LESS CURRENT PORTION	3,774	4,192
CONVERTIBLE SUBORDINATED NOTES	172,500	172,500
COMMITMENTS	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock — 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock — 500,000,000 authorized shares, $0.01 par value; issued and outstanding 89,569,940 and 89,266,370 shares, respectively	896	893
Additional paid-in-capital	2,454,733	2,449,374
Accumulated other comprehensive income	244	471
Accumulated deficit	(1,189,258)	(1,182,589)

Total stockholders’ equity	1,266,615	1,268,149

Total liabilities and stockholders’ equity	$1,568,987	$1,587,270

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,

	2003	2002

	(In thousands, except per share data)
REVENUES:
Processing and servicing	$124,245	$114,491
License fees	4,962	4,209
Maintenance fees	6,701	6,186
Other	5,356	5,349

Total revenues	141,264	130,235

EXPENSES:
Cost of processing, servicing and support	59,288	58,767
Research and development	14,903	12,235
Sales and marketing	12,325	13,206
General and administrative	11,523	10,300
Depreciation and amortization	50,613	56,878

Total expenses	148,652	151,386

LOSS FROM OPERATIONS	(7,388)	(21,151)
INTEREST, NET	(1,624)	(1,216)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(9,012)	(22,367)
INCOME TAX BENEFIT	(2,343)	(9,085)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(6,669)	(13,282)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(2,894)

NET LOSS	$(6,669)	$(16,176)

BASIC AND DILUTED LOSS PER SHARE:
Loss per share before cumulative effect of accounting change	$(0.07)	$(0.15)
Cumulative effect of accounting change	—	(0.03)

Net loss per common share	$(0.07)	$(0.18)

Equivalent number of shares	89,463	88,378

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,

	2003	2002

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(6,669)	$(16,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,613	56,878
Deferred income tax benefit	(7,985)	(9,085)
Impact of warrants	—	(644)
Cumulative effect of accounting change	—	2,894
Change in certain assets and liabilities:
Accounts receivable	(4,966)	4,476
Prepaid expenses and other	278	(2,546)
Accounts payable	760	(1,676)
Accrued liabilities and other	(6,230)	(8,063)
Deferred revenue	1,201	(2,011)

Net cash provided by operating activities	27,002	24,047
INVESTING ACTIVITIES:
Purchase of property and software	(5,426)	(9,695)
Capitalization of software development costs	(922)	(523)
Purchases of investments — Held-to-maturity	—	(35,506)
Proceeds from maturities of investments — Held-to-maturity	12,783	38,690
Purchases of investments — Available-for-sale	(91,204)	(11,389)
Proceeds from sales and maturities of investments — Available-for-sale	35,542	91
Purchase of other investments	(10)	—

Net cash used in investing activities	(49,237)	(18,332)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(1,308)	(6,102)
Proceeds from stock options exercised	644	17
Proceeds from employee stock purchase plan	1,077	942

Net cash provided by (used in) financing activities	413	(5,143)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,822)	572
CASH AND CASH EQUIVALENTS:
Beginning of period	209,358	115,009

End of period	$187,536	$115,581

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended September 30, 2003 and 2002

      1.  Basis of Presentation and Summary of Significant Accounting Policies

      Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three months ended September 30, 2003 and 2002, are not necessarily indicative of the results for the full year.

     These financial statements should be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 15, 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of financial results for the interim periods presented.

      Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option is granted, and in connection with our Associate Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offer period. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company’s third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	September 30,

	2003	2002

Net loss, as reported	$(6,669)	$(16,176)
Stock-based compensation included in net loss	1,143	15
Stock-based compensation under SFAS 123	(5,589)	(7,689)

Pro forma net loss	$(11,115)	$(23,850)

Pro forma net loss per share:
Basic and diluted	$(0.12)	$(0.27)

      2.  Strategic Agreement

     As a result of the strategic agreement signed with Bank of America in October 2000, Bank of America owned less than 10% of the Company as of September 30, 2003, and owned 11% as of September 30, 2002. Bank of America was considered a related party until January 2003. At that time, Bank of America sold a portion of its holdings in the Company’s common stock, and the total amount of common stock held by Bank of America fell below 10% of the Company’s total common stock outstanding. The following amounts related to Bank of America are included in the Company’s consolidated financial statements for the periods indicated (in thousands):

	September 30,	June 30,
	2003	2003

Current assets:
Accounts receivable, net	$22,312	$19,341

Total current assets	$22,312	$19,341

Current liabilities:
Accrued liabilities	$1,370	$3,595
Deferred revenues	381	499

Total current liabilities	$1,751	$4,094

	Three Months Ended
	September 30,

	2003	2002

Revenues from Bank of America:
Processing and servicing	$27,553	$18,294
License fees	87	—
Maintenance fees	197	83
Other	789	—

Total revenues	$28,626	$18,377

Expenses paid to Bank of America:
Cost of processing, servicing and support	$17	$4

Total expenses	$17	$4

     Revenues and accounts receivable relate to all segments of the Company, but primarily to electronic billing and payment services provided to Bank of America. Accrued liabilities relate to payments to be made to Bank of America under contractual obligations. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q for additional information regarding our transactions with Bank of America.

      3.  Goodwill and Other Intangible Assets

     On July 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

     Upon adoption of SFAS 142, the Company transferred $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill, discontinued the amortization of goodwill and was required to perform a transitional impairment test. This impairment test required the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then additional testing was required to see if the goodwill carried on the balance sheet was impaired. After completing step one of the transitional impairment test, the Company determined that goodwill associated with its i-Solutions reporting unit, a unit within the Company’s Software segment, was potentially impaired.

     The amount of goodwill impairment was then determined through an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the i-Solutions reporting unit was compared to the fair value of the reporting unit, with the residual amount being the fair value assigned to goodwill. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market, and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of the future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit’s projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market, or income approach, as appropriate, for each individual asset or liability. The resulting impairment charge of $2,894,000 was recorded and is reflected as a cumulative effect of a change in accounting principle in the unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2002.

     As of September 30, 2003, the Company’s only non-amortizing intangible asset is goodwill of $523,231,000. There were no changes in the carrying value of goodwill for the three months ended September 30, 2003.

     The components of the Company’s various amortized intangible assets are as follows (in thousands):

	September 30,	June 30,
	2003	2003

Capitalized software:
Product technology from acquisitions and strategic agreement	$166,578	$166,578
Internal development costs	30,092	29,170

Total	196,670	195,748
Less: accumulated amortization	181,197	172,136

Capitalized software, net	$15,473	$23,612

Strategic agreements:
Strategic agreements	$744,424	$744,424
Less: accumulated amortization	380,077	349,092

Strategic agreements, net	$364,347	$395,332

Other intangible assets:
Tradenames	$47,968	$47,968
Customer base	34,758	34,758
Covenants not to compete	1,200	1,200

Total	83,926	83,926
Less: accumulated amortization	80,951	79,125

Other intangible assets, net	$2,975	$4,801

     Amortization of intangible assets totaled $41,872,000 and $47,863,000 for the three months ended September 30, 2003 and 2002, respectively. Amortization expense for the year ended June 30, 2004 and the next four fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2004	$136,112
2005	125,850
2006	42,526
2007	25,435
2008	25,309

      4. Common Stock

     In the three months ended September 30, 2003, the Company issued stock for various employee benefit programs. The Company issued 149,844 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2003, and 98,741 shares of common stock in conjunction with its employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

     In June 2003, the Company made an offer (the “Tender Offer”) to certain employees to exchange options with exercise prices greater than or equal to $44.00 per share currently outstanding under the Company’s 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of the Company’s common stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer will vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,163,668 options participated in the Tender Offer. The Company made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer and will issue approximately 252,000 shares of restricted stock under the 2002 Stock Incentive Plan over the next three years. The Company recorded an expense of $1,143,000 for the three months ended September 30, 2003, for cash payments incurred and restricted shares to be issued.

      5.  Stock-Related Transactions with Third Parties

     In October 1999, the Company entered into an agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company’s stock, was issued warrants for up to one million shares, and had the ability to earn warrants for up to an additional two million shares. All warrants contain a strike price of $39.25 and were exercisable beginning on September 15, 2002, contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our common stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true up of the value of the warrants resulted in an addition to revenue of $644,000 in the quarter ended September 30, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation. Under the provisions of Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the non-cash charge of $2,748,000 was recorded as a reduction of revenue, and the non-cash increase of $644,000 was recorded as an increase to revenue.

      6.  Earnings Per Share

     The following table reconciles the differences in income and shares outstanding between basic and diluted for the periods indicated (in thousands except per share data):

For the Three Months Ended

	September 30, 2003			September 30, 2002

			Per-			Per-
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$(6,669)	89,463	$(0.07)	$(16,176)	88,378	$(0.18)

Effect of dilutive securities:
Options and warrants	—	—		—	—

Diluted EPS	$(6,669)	89,463	$(0.07)	$(16,176)	88,378	$(0.18)

     Anti-dilution provisions of SFAS 128, “Earnings Per Share,” require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income for the periods presented, an additional 5,272,000 and 906,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the three months ended September 30, 2003 and 2002, respectively. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 1,895,000 and 196,000 for the three months ended September 30, 2003 and 2002, respectively.

     The weighted average diluted common shares outstanding for the three months ended September 30, 2003 and 2002, also exclude the effect of approximately 3,505,000 and 8,814,000 of out-of-the-money options and warrants, respectively, and the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, the after-tax effect of interest expense on the convertible subordinated notes of approximately $1,818,000 for the three months ended September 30, 2003 and 2002, has not been added back to the numerator, as its effect would be anti-dilutive.

      7.  Reorganization Charges

     During the year ended June 30, 2002, the Company announced it would streamline operations in its Electronic Commerce division, refine its strategy for the i-Solutions business unit of its Software division, and discontinue certain product lines associated with its Investment Services division. As a result of these actions, the Company closed or consolidated operations in several locations and eliminated certain other positions in the Company. The consolidation of three legacy transaction processing platforms into the Genesis platform in the Electronic Commerce division resulted in the closing of its San Francisco, California location on April 30, 2002; its Houston, Texas location on June 30, 2002; and its Austin, Texas location on September 30, 2002. The refinement in strategy for the i-Solutions business resulted in the closing of its Ann Arbor, Michigan and Singapore locations on March 19, 2002.

     As a result of these actions, during the year ended June 30, 2002, the Company recorded $16,365,000 of reorganization charges for the year ended June 30, 2002, which included $1,640,000 of non-cash impairment charges, $10,962,000 of severance and related benefits costs for the termination of 707 employees, and $3,763,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. For the year ended June 30, 2003, the Company reviewed its estimated remaining liabilities under this reorganization plan and recorded an additional charge of $1,405,000, which included $165,000 of severance and related benefits and $1,240,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. The reorganization is expected to be completed by October, 2005 and no additional charges are anticipated. A summary of activity related to the reorganization reserve is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business	Other Exit
	Costs	Exit Costs	Costs	Total

Initial reorganization charge	$10,962	$3,677	$86	$14,725
Cash payments, year ended June 30, 2002	(6,261)	(649)	(15)	(6,925)

Reorganization reserve at June 30, 2002	4,701	3,028	71	7,800
Additional reorganization charge	165	1,248	(8)	1,405
Cash payments, year ended June 30, 2003	(4,866)	(2,739)	(63)	(7,668)

Balance as of June 30, 2003	—	1,537	—	1,537
Cash payments, three months ended September 30, 2003	—	(263)	—	(263)

Balance as of September 30, 2003	$—	$1,274	$—	$1,274

      8.  Supplemental Disclosure of Cash Flow Information (in thousands)

	Three Months Ended
	September 30,

	2003	2002

Interest paid	$157	$267

Income taxes paid (received)	$2,270	$(2)

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$65	$10,653

Stock funding of 401(k) match	$3,144	$3,229

Stock funding of Associate Stock Purchase Plan	$1,447	$1,707

      9.  Comprehensive Loss

     Available-for-sale securities are recorded at fair value and changes in fair value are recorded as unrealized gains or losses and accumulated in other comprehensive income. As a result, the Company is required to report the components of comprehensive loss, which are as follows (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Net loss	$(6,669)	$(16,176)
Unrealized holding gains (losses) on investments, net of tax	(226)	81

Comprehensive loss	$(6,895)	$(16,095)

      10.  Business Segments

     The Company operates in three business segments — Electronic Commerce, Software and Investment Services along with a Corporate services segment. These reportable segments are strategic business units that offer different products and services. The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. There are no inter-segment sales.

     The following sets forth certain financial information attributable to the Company’s business segments for the three months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Revenues:
Electronic Commerce	$106,555	$96,643
Investment Services	20,293	20,523
Software	14,416	13,069

Total	$141,264	$130,235

Segment operating income (loss):
Electronic Commerce	$33,922	$27,096
Investment Services	4,918	4,844
Software	2,228	1,089
Corporate	(7,962)	(8,023)

Total	33,106	25,006
Purchase accounting amortization	(40,494)	(46,157)
Interest, net	(1,624)	(1,216)

Total loss before income taxes and cumulative effect of accounting change	$(9,012)	$(22,367)

      11.  Subsequent Events

     On November 3, 2003, the Company announced that it completed the acquisition of privately held HelioGraph Ltd., a company that specializes in Straight Through Processing (STP) and Financial Messaging, for approximately $18.3 million in cash. HelioGraph will become a part of CheckFree Financial and Compliance Solutions (CFACS), a business unit within CheckFree’s Software Division. This acquisition is not material to CheckFree.

     On November 12, 2003, the Company provided notice to the holders of CheckFree Corporation’s 6 1/2% Convertible Subordinated Notes due 2006 (the “Notes”) that the Company has called for redemption on December 12, 2003, the entire outstanding aggregate principal amount of $172,500,000 of the Notes. Pursuant to the terms of the Indenture governing the Notes, the Company is optionally redeeming the Notes at a redemption price of 102.79% of the principal amount thereof plus accrued but unpaid interest to, but not including, the date of redemption of the Notes. Prior to December 12, 2003, holders may convert their Notes into shares of the Company’s common stock at a price of $73.20 per share, or 13.6612 shares of the Company’s common stock per $1,000 principal amount of the Notes. Cash will be paid in lieu of fractional shares. We expect to incur a charge of approximately $7.2 million for the early redemption of the Notes and we will fund the redemption out of existing resources, including cash, cash equivalents, and investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     CheckFree was founded in 1981 as an electronic payment processing company and has become a leading provider of financial electronic commerce products and services. Our current business was developed through the expansion of our core electronic payments business and the acquisition of companies operating in similar or complementary businesses.

     We operate our business through three independent but inter-related divisions:

•	Electronic Commerce;

•	Investment Services; and

•	Software.

     Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2003, we processed approximately 434 million electronic transactions and delivered approximately 32 million electronic bills. For the quarter ended September 30, 2003, we processed nearly 127 million electronic payments and delivered approximately 14.7 million electronic bills. In the quarter ended September 30, 2003, there were about 11 million consumers initiating payments via CheckFree supported technology. The number of transactions we process each year continues to grow. Growth in the number of transactions processed exceeded 37% for the year ended June 30, 2003 and 31% for the quarter ended September 30, 2003 against the same periods in the prior year. The Electronic Commerce division accounted for approximately 75% of our revenue in the quarter ended September 30, 2003.

     Our Electronic Commerce division’s products allow consumers to:

•	receive electronic bills through the Internet;

•	pay any bill — whether it arrives over the Internet or through traditional mail — to anyone;

•	make payments not related to bills — to anyone; and

•	perform customary banking transactions, including balance inquiries, transfers between accounts and on-line statement reconciliations.

     Through our Investment Services division, we provide a range of outsourced portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of September 30, 2003, our clients used the CheckFree APL Portfolio Accounting System to manage about 1.3 million portfolios totaling more than $700 billion in assets. The Investment Services division accounted for approximately 14% of our revenue in the quarter ended September 30, 2003.

     Our institutional client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of “wrap” or separately managed accounts, money management products, or traditional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing quick-to-market turnkey solutions.

     Our portfolio management systems are marketed under the product name CheckFree APL and provide the following functions:

•	account open and trading capabilities;

•	graphical client reporting;

•	performance measurement;

•	decision support tools;

•	account analytics;

•	tax lot accounting;

•	multiple strategy portfolios;

•	straight through processing;

•	Depository Trust Corporation interfacing;

•	billing functions; and

•	system and data security.

     In addition to our APL portfolio management products, our Investment Services division also offers proposal generation, investment performance, and reporting products and services. Marketed under M-Pact, M-Search and M-Watch, these products are a result of the acquisition of Mobius Group, Inc. in March 1999.

     Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. The Software division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation’s nine billion annual Automated Clearing House (ACH) payments. The CheckFree Financial and Compliance Solutions (CFACS) unit enables organizations to handle their reconciliation and compliance requirements. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounted for approximately 11% of revenue in the quarter ended September 30, 2003.

Results of Operations

     The following table sets forth as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended
	September 30,

	2003	2002

Total revenues:	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	42.0%	45.1%
Research and development	10.6%	9.4%
Sales and marketing	8.7%	10.1%
General and administrative	8.2%	7.9%
Depreciation and amortization	35.8%	43.7%

Total expenses	105.2%	116.2%

Loss from operations	(5.2)%	(16.2)%
Interest, net	(1.2)%	(0.9)%

Loss before income taxes and cumulative effect of accounting change	(6.4)%	(17.2)%
Income tax benefit	1.7%	7.0%

Loss before cumulative effect of accounting change	(4.7)%	(10.2)%
Cumulative effect of accounting change	0.0%	(2.2)%

Net loss	(4.7)%	(12.4)%

     Revenues. Reported revenue increased by $11.1 million, or 9%, from $130.2 million for the three months ended September 30, 2002 to $141.3 million for the three months ended September 30, 2003. Total company revenue growth resulted from 10% growth in our Electronic Commerce business and 10% growth in our Software business, offset by a 1% decline in Investment Services revenue. The growth in our Electronic Commerce business was driven primarily by an increase in transactions processed from approximately 96.7 million for the three months ended September 30, 2002 to approximately 126.7 million for the three months ended September 30, 2003 and incremental revenue increases of approximately $2.3 million from combined minimum revenue guarantees from Microsoft and First Data Corporation. In October 1999, we entered into an agreement with a third party in which we issued warrants for the purchase of one million shares of our common stock, exercisable beginning on September 15, 2002, contingent upon maintaining the existence of our agreement through that date. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of the warrants. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our common stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true up of the value of the warrants resulted in an addition to revenue of $0.6 million in the quarter ended September 30, 2002. Although the addition was non-cash in nature, it added to our revenue for the quarter.

     Growth continues to be impacted by economic conditions in both our Investment Services and Software businesses. Portfolios managed within Investment Services have increased modestly over the past few quarters as investors have begun to increase equity holdings. However, in some cases, new portfolios are being added to the APL system at a lower price point as a result of price concessions we offered in the past fiscal year. We view these concessions as a trade off between near term revenue reduction and long-term strategic advantage. As investors continue to move into equity investments, we expect growth rates of portfolios and revenue to improve. In our Software business, we recently took steps in our CFACS unit to enter the European market with our enterprise reconciliation solution, which will provide added opportunities for new sales.

     Our processing and servicing revenue increased by $9.7 million, or 8%, from $114.5 million for the three months ended September 30, 2002, to $124.2 million for the three months ended September 30, 2003. Processing and servicing revenue occurs in both our Electronic Commerce and Investment Services businesses. Within Electronic Commerce, growth in processing and servicing revenue is driven by the previously mentioned growth in transactions. As expected, during the fiscal year ended June 30, 2003, and into fiscal 2004, we have seen four large bank customers implement in-house bill payment solutions. While transaction volume diverted to these in-house solutions from CheckFree has dampened our growth during the transition, growth in the remainder of our Electronic Commerce business has outpaced diverted transactions. We delivered approximately 14.7 million electronic bills in the three months ended September 30, 2003, which had a price point of approximately $0.20 to $0.25, representing an increase in excess of 300% over the 4.8 million bills delivered in the three months ended September 30, 2002. Our commercial agreements with Microsoft and First Data Corporation, resulting from our acquisition of TransPoint in September 2000, include monthly minimum revenue guarantees that increase annually over the five-year term of the agreements. We continue to operate under the minimum revenue levels with both, and as a result of the increased minimum levels, revenue from Microsoft and First Data Corporation grew by approximately $2.3 million from the three months ended September 30, 2002 to the three months ended September 30, 2003. As interest rates stabilized, the demand for our account balance transfer product declined as opportunities to move credit card account balances to lower rate offerings have subsided. As previously mentioned, we recorded a $0.6 million non-cash credit to revenue related to the true-up of the charge we recorded against revenue in the quarter ended June 30, 2002 resulting from warrants for shares of our common stock issued to a third party that vested in the quarter ended September 30, 2002. Processing and servicing revenue in our Investment Services business has remained relatively flat.

     We offer two basic levels of electronic billing and payment services to our Electronic Commerce customers — a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. For instance, a Full Service customer might not use a CheckFree-hosted user interface, but still use a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer may build its own payment warehouse, we may maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services. Additionally, within Payment Services, we provide services to billers for electronic bill delivery and hosting, as well as other payment services, such as account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business. We have included a table of comparative transaction statistics in the Segment Information section of this report.

     Our license fee revenue increased by $0.8 million, or 18%, from $4.2 million for the three months ended September 30, 2002, to $5.0 million for the three months ended September 30, 2003. License revenue is derived from our Software business. Our September quarter, which is the first quarter of our fiscal year, continues to be seasonally low for license sales, and relatively small increases in license revenue result in relatively high growth rates. Our efforts in Europe with an enterprise reconciliation solution as well as new ACH software designed to take advantage of the recent “Check 21” check conversion rules and regulations, provide additional products for future sales opportunities.

     Our maintenance fee revenue increased by $0.5 million, or 8%, from $6.2 million for the three months ended September 30, 2002, to $6.7 million for the three months ended September 30, 2003. Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales. When combining growth in license sales, customer retention rates exceeding 80% across all business units, and moderate price increases on a year over year basis, the result is a moderately growing maintenance base. Although we defer revenue recognition on maintenance billings until cash is collected which can cause quarter-to-quarter fluctuations, until license sales regain historical growth rates, we would expect modest growth in maintenance to continue in the near term.

     Our other revenue remained flat at $5.3 million for the three months ended September 30, 2002, and for the three months ended September 30, 2003. Other revenue consists mostly of consulting and implementation fees across all three of our businesses. With a slow down in revenue within Investment Services and Software, we have seen a flattening of other related revenue as well.

     Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $58.8 million, or 45.1% of total revenue for the three months ended September 30, 2002, and was $59.3 million, or 42.0% of total revenue for the three months ended September 30, 2003. Cost of processing, servicing and support as a percentage of processing only revenue (total revenue less license fees) was 46.6% for the three months ended September 30, 2002, versus 43.5% for the three months ended September 30, 2003. Our electronic payment rate has increased from 73% for the three months ended September 30, 2002, to 76% for the three months ended September 30, 2003. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive improvements in our cost per transaction.

     Research and Development. Our research and development costs were $12.2 million, or 9.4% of total revenue, for the three months ended September 30, 2002, and $14.9 million, or 10.6% of total revenue, for the three months ended September 30, 2003. Including our capitalized development costs of $0.5 million for the three months ended September 30, 2002, and $0.9 million for the three months ended September 30, 2003, our gross expenditures for research and development were $12.7 million, or 9.8% of total revenue for the three months ended September 30, 2002, and were $15.8 million, or 11.1% of total revenue for the three months ended September 30, 2003. We continue to invest heavily in product enhancement and productivity improvement initiatives in all of our business segments. While we have seen growth both in absolute dollars and as a percentage of revenue, quarter over quarter, we expect the level of quarterly spending to remain about the same in absolute dollars for the remainder of the year.

     Sales and Marketing. Our sales and marketing costs were $13.2 million, or 10.1% of total revenue for the three months ended September 30, 2002, and $12.3 million, or 8.7% of total revenue, for the three months ended September 30, 2003. The decrease in sales and marketing costs, as a percentage of revenue, is due primarily to the fact that the predominance of our revenue growth has taken place in our Electronic Commerce business, which has less associated variable sales commission than our other businesses. On an absolute dollar basis, we have incurred less general awareness marketing program expense in the first quarter of fiscal 2003 than we had in the previous year. However, these expenses have historically fluctuated due to the nature and timing of various programs. As license revenues are expected to pick up from their seasonally low first quarter and we resume general awareness marketing programs, we expect the level of spending in sales and marketing to return to historical levels.

     General and Administrative. Our general and administrative expenses were $10.3 million, or 7.9% of total revenue for the three months ended September 30, 2002, and were $11.5 million, or 8.2% of total revenue for the three months ended September 30, 2003. Although we experienced an increase in our bad debt expense in the quarter ended September 30, 2003, we continue to manage our corporate expenses through attrition and discretionary cost reduction, resulting in expected underlying leverage in overhead costs. We may see a positive impact to general and administrative costs over the next quarter or two as collection efforts against aged accounts receivable balances are successful.

     Depreciation and Amortization. Our depreciation and amortization costs decreased from $56.9 million for the three months ended September 30, 2002, to $50.6 million for the three months ended September 30, 2003. Depreciation and amortization expense from operating fixed assets and internally capitalized product costs has decreased from $10.7 million for the three months ended September 30, 2002, to $10.1 million for the three months ended September 30, 2003. The remainder of our depreciation and amortization costs represents acquisition related amortization. The decrease in non-acquisition related depreciation and amortization is the result of investments in replacement assets that carry lower costs than the assets they are replacing. The remaining reduction in depreciation and amortization is the result of lower acquisition related intangible amortization from intangible assets that have fully depreciated since last year or lower non-goodwill intangible assets balances resulting from impairment charges in the prior year.

     Interest. Our interest income decreased from $2.1 million for the three months ended September 30, 2002, to $1.5 million for the three months ended September 30, 2003. Despite an increase in average cash and invested asset balances between the three months ended September 30, 2002, and the three months ended September 30, 2003, interest income for the three months ended September 30, 2003 was $0.6 million less than for the three months ended September 30, 2002, as a result of significantly lower average yields.

     Our interest expense declined slightly, from $3.3 million for the three months ended September 30, 2002, to $3.2 million for the three months ended September 30, 2003. We continued to carry our 6 1/2% Convertible Subordinated Notes at a balance of $172.5 million throughout both three-month periods ending September 30, 2002 and 2003. As a result, our overall average interest rate has remained fairly stable. The slight drop in expense, therefore, is the result of new leases at lower interest rates than we have incurred in the past.

     Income Taxes. We recorded an income tax benefit of $9.1 million with an effective rate of 40.6% for the three months ended September 30, 2002 and an income tax benefit of $2.3 million with an effective rate of 26.0% for the three months ended September 30, 2003. Although we incurred a pre-tax loss for the quarter ended September 30, 2003, we expect to achieve positive pre-tax earnings on a full year basis for the fiscal year ending June 30, 2004, and we expect the effective tax rate for the full year to be about 26.0%. The absolute dollar value of research and experimental tax credits we expect to earn in the fiscal year will cause our effective rate to be lower for the current fiscal year.

     Cumulative Effect of Accounting Change. On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

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

     As a result of the transitional impairment test, we determined that goodwill associated with our i-Solutions reporting unit was impaired. An impairment charge of $2.9 million was recorded and is reflected as a cumulative effect of a change in accounting principle in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2002.

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. The following table sets forth revenue and operating income by segment, for the periods noted (in thousands):

	Three Months Ended
	September 30,

	2003	2002

Revenue:
Electronic Commerce	$106,555	$96,643
Investment Services	20,293	20,523
Software	14,416	13,069

Total revenue	$141,264	$130,235

Operating income (loss):
Electronic Commerce	$33,922	$27,096
Investment Services	4,918	4,844
Software	2,228	1,089
Corporate	(7,962)	(8,023)

Sub-total	33,106	25,006
Purchase accounting amortization:
Electronic Commerce	(39,521)	(43,757)
Investment Services	(232)	(745)
Software	(741)	(1,655)

Total operating loss	$(7,388)	$(21,151)

     Electronic Commerce. Revenue in our Electronic Commerce business increased by $10.0 million, or 10%, from $96.6 million for the three months ended September 30, 2002, to $106.6 million for the three months ended September 30, 2003. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our common stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in an addition to revenue of $0.6 million in the quarter ended September 30, 2002, and is included in the $96.6 million of revenue for the Electronic Commerce division. Revenue growth is primarily the result of an increase in transactions processed, electronic bills distributed, and tiered TransPoint related revenue minimums, offset by four bank customers transferring transaction volume to in-house systems, dampened demand in our account balance transfer offering and the loss of a large customer in our Health and Fitness business.

     We offer two basic levels of electronic billing and payment services to our customers. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. For instance, a Full Service customer might not use a CheckFree-hosted user interface, but still use a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer may build its own payment warehouse, we may maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services. Additionally, within Payment Services, we provide services to billers for electronic bill delivery and hosting, as well as other payment services, such as account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce. Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services.

The following table identifies our core electronic billing and payment metrics:

	Three Months Ended
	September 30,

	2003	2002

	(In thousands)
Full Service Relationships
Revenue	$85,466	$71,596
Active subscribers	4,595	3,224
Transactions processed	94,259	67,164
Payment Services Relationships
Revenue	$11,924	$14,667
Transactions processed	32,422	29,519
Other Electronic Commerce
Revenue	$9,165	$9,736
Non-cash credit to revenue related to warrants	—	$644
Total Electronic Commerce Revenue	$106,555	$96,643

     In the Full Service portion of our Electronic Commerce business, revenue has increased by $13.9 million, or 19%, on a quarter over quarter basis. The primary drivers of the increased revenue were growth in Full Service transactions processed of 40% and an increase in TransPoint revenue minimums totaling $2.3 million. Since the quarter ended September 30, 2002, we have seen two large customers move Full Service transaction volume to in-house systems; Wachovia and Bank One. Wachovia started moving volume late in the quarter ended December 31, 2002, and gradually completed that move, on a state-by-state basis, by the quarter ended September 30, 2003. Bank One completed their move between March 31, 2003, and September 30, 2003. In spite of lost transaction volume, and related revenue, we experienced significant transaction growth across our entire Full Service customer base. Due in part to two pricing tier discounts earned by Bank of America during the last twelve months, we have seen revenue per transaction decline in this category from $1.07 for the quarter ended September 30, 2002, to $0.91 for the quarter ended September 30, 2003. We expect Bank of America to reach another less significant pricing tier discount by December 31, 2003 and, therefore, we would expect a further decline in revenue per transaction in the coming quarter.

     In the Payment Services area, revenue has decreased by $2.7 million, or 19%, on a quarter over quarter basis. The primary driver of the revenue decline has been the movement of transactions to in-house solutions by J.P. Morgan Chase and Wells Fargo since the quarter ended September 30, 2002. J.P. Morgan Chase began moving volume off of our processing system early last fiscal year and completed their move by December 31, 2002. Wells Fargo started slowly moving volume in the quarters ended March 31, 2003 and June 30, 2003, but accelerated their migration in the recent quarter ended September 30, 2003. Wells Fargo still has a large volume of transactions left to migrate and we expect them to substantially complete the remaining migration by December 31, 2003. We continued to see transaction growth in the ancillary payment products, such as Account Balance Transfer on a year over year basis; however, with interest rates leveling off, we expect less demand for balance transfers in the near future. Revenue from electronic bill distribution continues to increase with the growth in the number of bills presented, but are not completely accounted for in payment transactions in this category. We expect revenue per transaction to continue to fluctuate in this area until all remaining in-house volume has moved out, at which time we expect revenue per transaction to be a bit more predictable.

     Our Other Electronic Commerce revenue has declined by $0.6 million on a quarter over quarter basis. This is due to the loss of a large Health and Fitness customer and less implementation revenue since this time last year. The non-cash credit to revenue related to warrants is the result of the previously mentioned true-up to impact of a warrant that vested in the quarter ended September 30, 2002.

     Operating income in our Electronic Commerce business has improved from $27.1 million for the three months ended September 30, 2002, to $33.9 million for the three months ended September 30, 2003. Our ratio of electronic payments to total payments has improved from 73% as of September 30, 2002, to 76% as of September 30, 2003. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. When combined with continued efforts toward improved quality and efficiency throughout Electronic Commerce and the leverage we are experiencing in the fixed cost base that is already in place, we are driving a significant reduction in cost per transaction in the face of continued pressure on our revenue per transaction. This has resulted in a near term increase in operating income. Our focus in the Electronic Commerce business into fiscal 2004 continues to be geared toward improved profitability through programs designed to:

•	drive increased consumer adoption and activation among our partners;

•	improve product design and usability;

•	improve overall customer satisfaction; and

•	reduce variable costs per transaction.

     Investment Services. Revenue in our Investment Services business decreased slightly by $0.2 million, or 1%, from $20.5 million for the three months ended September 30, 2002, to $20.3 million for the three months ended September 30, 2003. Revenue derived from the volume of portfolios managed has remained essentially flat. We have provided incentives for new customers to sign multi-year contracts with discounted implementation fees. The total amount of accounts managed has increased marginally from 1.2 million at September 30, 2002 to 1.3 million at September 30, 2003. Current revenue growth has not matched historical performance because the lack of growth in the stock market has had a direct impact on the ability to grow our Investment Services’ revenue stream. Additionally, the division has focused on securing new multi-year contracts at lower prices. As a result, we anticipate experiencing similar modest revenue growth in the second quarter.

     Operating income in our Investment Services business increased slightly from $4.8 million for the three months ended September 30, 2002 to $4.9 million for the three months ended September 30, 2003, despite increases in investment spending on new product offerings and quality improvement initiatives. Throughout fiscal 2004, the key initiatives in the Investment Services division include:

•	new product offerings (e.g., next generation Multiple Strategy Portfolios and New Account Workflow) with a shortened time to market;

•	additional web-based products with increased functionality and ease of use;

•	continued improvement and strategic alignment of our technology platform; and

•	initiation of a Sigma program to improve quality.

     Software. Revenue in our Software business increased by $1.3 million, or 10%, from $13.1 million for the three months ended September 30, 2002, to $14.4 million for the three months ended September 30, 2003. Our efforts in Europe with an enterprise reconciliation solution as well as new ACH software designed to take advantage of the recent “Check 21” check conversion rules and regulations provide additional products for new sales opportunities.

     Operating results in our Software business has improved from $1.1 million for the three months ended September 30, 2002, to $2.2 million for the three months ended September 30, 2003. Improvements in operating income are primarily the result of modest increases in license and related maintenance revenue on a year over year basis as underlying expenses have remained flat, with the exception of variable expenses associated with license revenue growth.

     Corporate. Our Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. Our Corporate segment incurred operating expenses of $8.0 million, or 6% of total revenue, for the three months ended September 30, 2002, and $8.0 million, or 6% of total revenue, for the three months ended September 30, 2003. We continue to experience expected leverage in overhead costs.

     Purchase Accounting Amortization. The purchase accounting amortization line in our chart on segment revenue and operating income above represents amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. The total amount of purchase accounting amortization has decreased from $46.2 million for the three months ended September 30, 2002, to $40.5 million for the three months ended September 30,

2003. The reduction in depreciation and amortization is the result of intangible assets that have fully depreciated since last year and lower non-goodwill intangible assets balances resulting from impairment charges in the prior year.

Liquidity and Capital Resources

     The following chart summarizes our Consolidated Statement of Cash Flows for the three months ended September 30, 2003 (in thousands):

Three Months
Ended
September 30,
2003

Net cash provided by (used in):
Operating activities	$27,002
Investing activities	(49,237)
Financing activities	413

Net increase (decrease) in cash and cash equivalents	$(21,822)

     As of September 30, 2003, we have $312.4 million of cash, cash equivalents and short-term investments on hand and an additional $112.0 million in long-term investments. Our balance sheet reflects a current ratio of 4.4 and related working capital of $348.9 million. Due primarily to processing efficiency improvement initiatives we have experienced a significant increase in operating cash flow. Due to state and federal operating loss and credit carryforwards, we do not expect to pay other than alternative minimum taxes for up to two more years. As a result, when combined with existing balances, we believe we have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock or repurchase of our convertible debt through August 2004. As of September 30, 2003, no such purchases have taken place. However, refer to Recent Developments in this report regarding our recent issuance of a notice to redeem our convertible debt.

     For the three months ended September 30, 2003, we generated $27.0 million of cash from operating activities. During our September quarter, we typically use a significant amount of cash for such things as payment of annual incentive compensation and commissions related to seasonally high sales from the previous quarter. As a result of efforts to improve our operating efficiency, we have been able to generate an increasing amount of cash from operating activities over the past several quarters. While timing of cash payments and collections can cause fluctuations from quarter to quarter, we expect to generate positive cash from operations for the full year ended June 30, 2004.

     From an investing perspective, we used $49.2 million of cash for the three months ended September 30, 2003. This is comprised of $5.4 million of cash used for the purchase of property and software, $0.9 million of capitalized software development costs and $42.9 million of cash used in the net purchases and maturities of held to maturity and available for sale securities.

     From a financing perspective, for the three months ended September 30, 2003, we generated $0.4 million of cash flow. We received $1.1 million from option exercises and $0.6 million from payroll deductions set aside for our employee stock purchase plan, and we used $1.3 million of cash for principal payments under capital lease obligations.

Recent Accounting Pronouncements

     There have been no recent accounting pronouncements that will affect us beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 15, 2003.

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 15, 2003, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Inflation

     We believe the effects of inflation have not had a significant impact on our results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding management’s intent, belief and expectations, such as statements concerning our future profitability, and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption Business — Business Risks in the Annual Report on Form 10-K for the year ended June 30, 2003, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report are based on information presently available to our management. We assume no obligation to update any forward-looking statements contained herein.

Recent Developments

     Acquisition of HelioGraph Ltd. On November 3, 2003, we acquired all of the capital stock of HelioGraph Ltd. for approximately $18.3 million in cash. HelioGraph will become a part of the CheckFree Financial and Compliance Solutions (CFACS) business unit within CheckFree’s Software Division. This acquisition is not material to CheckFree.

     Call to Redeem 6 1/2% Convertible Subordinated Notes. On November 12, 2003, we provided notice to the holders of our 6 1/2% Convertible Subordinated Notes due 2006 (the “Notes”) that we have called for redemption on December 12, 2003 the entire outstanding aggregate principal amount of $172,500,000 of the Notes. Pursuant to the terms of the Indenture governing the Notes, we are optionally redeeming the Notes at a redemption price of 102.79% of the principal amount thereof plus accrued but unpaid interest to, but not including, the date of redemption of the Notes. Prior December 12, 2003, holders may convert their Notes into shares of our common stock at a price of $73.20 per share, or 13.6612 shares of our common stock per $1,000 principal amount of the Notes. Cash will be paid in lieu of fractional shares. We expect to incur a charge of approximately $7.2 million for the early redemption of the Notes and we will fund the redemption out of existing resources, including cash, cash equivalents, and investments.

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

     While our international sales represented less than two percent of our revenue for the three months ended September 30, 2003, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk is limited to the yield we earn on invested cash, cash equivalents and investments and interest based revenue earned on products such as our account balance transfer business. Our convertible debt carries a fixed rate, as do any outstanding capital lease obligations. Our Investment Policy was changed effective October 30, 2003, to allow for the use of derivatives for trading or hedging purposes in the future.

Item 4.  Controls and Procedures

     Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

     As of end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

Exhibit
Number	Exhibit Description

10*	CheckFree Corporation 2003 Incentive Compensation Plan, effective as of July 1, 2003 (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, which was filed with the Securities and Exchange Commission on September 29, 2003, and is hereby incorporated herein by reference)
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.
31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.
+	Furnished with this report.

     (b) Reports on Form 8-K.

          We filed with or furnished to the Securities and Exchange Commission the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

          (i) a Current Report on Form 8-K, dated and filed June 17, 2003, under Item 5, announcing our stock option exchange program for employees; and

          (ii) a Current Report on Form 8-K, dated and furnished August 5, 2003, under Item 12, announcing our fourth quarter 2003 and fiscal 2003 financial results.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: November 13, 2003	By:	/s/ David E. Mangum
David E. Mangum, Executive Vice President and Chief Financial Officer*
(Principal Financial Officer)

Date: November 13, 2003	By:	/s/ John J. Browne, Jr.
John J. Browne, Jr., Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10*	CheckFree Corporation 2003 Incentive Compensation Plan, effective as of July 1, 2003 (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, which was filed with the Securities and Exchange Commission on September 29, 2003, and is hereby incorporated herein by reference)
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.
31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.
32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.
+	Furnished with this report.