Form 10-Q
period 2003-12-31
CHECKFREE CORP \GA\
filed 2004-02-12
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 89,959,388 shares of Common Stock, $.01 par value, were outstanding at February 9, 2004.

FORM 10-Q

CHECKFREE CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	December 31,	June 30,
	2003	2003

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,630	$209,358
Investments	81,264	69,674
Restricted investments	—	3,000
Accounts receivable, net	81,202	75,253
Accounts receivable, related parties	8,080	6,373
Prepaid expenses and other assets	9,555	9,708
Deferred income taxes	63,504	41,202

Total current assets	350,235	414,568
PROPERTY AND EQUIPMENT, NET	87,075	94,853
OTHER ASSETS:
Capitalized software, net	14,836	23,612
Goodwill	536,791	523,231
Strategic agreements, net	333,361	395,332
Other intangible assets, net	3,755	4,801
Investments	86,489	121,615
Other noncurrent assets	5,799	9,258

Total other assets	981,031	1,077,849

Total assets	$1,418,341	$1,587,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,469	$9,705
Accrued liabilities	51,419	59,140
Current portion of long-term obligations	5,251	4,894
Deferred revenue	39,748	36,543

Total current liabilities	106,887	110,282
ACCRUED RENT AND OTHER	3,361	3,419
DEFERRED INCOME TAXES	39,113	28,728
LONG-TERM OBLIGATIONS – LESS CURRENT PORTION	2,660	4,192
CONVERTIBLE SUBORDINATED NOTES	—	172,500
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 89,673,321 and 89,266,370 shares, respectively	897	893
Additional paid-in-capital	2,456,476	2,449,374
Accumulated other comprehensive income	101	471
Accumulated deficit	(1,191,154)	(1,182,589)

Total stockholders’ equity	1,266,320	1,268,149

Total liabilities and stockholders’ equity	$1,418,341	$1,587,270

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

		(In thousands, except per share data)
Revenues:
Processing and servicing:
Third parties	$121,897	$108,508	$237,142	$216,251
Related parties	9,750	7,500	18,750	14,248

Total processing and servicing	131,647	116,008	255,892	230,499

License fees	4,716	6,735	9,678	10,944
Maintenance fees	7,412	6,317	14,113	12,503
Other	6,161	6,445	11,517	11,794

Total revenues	149,936	135,505	291,200	265,740

Expenses:
Cost of processing, servicing and support	60,798	60,124	120,086	118,891
Research and development	16,102	13,274	31,005	25,509
Sales and marketing	13,206	13,745	25,531	26,951
General and administrative	11,672	8,701	23,195	19,001
Depreciation and amortization	42,384	57,098	92,997	113,976
In-process research and development	324	—	324	—

Total expenses	144,486	152,942	293,138	304,328

Income (loss) from operations	5,450	(17,437)	(1,938)	(38,588)
Interest, net	(7,964)	(1,250)	(9,588)	(2,466)
Loss on investments	—	(1,931)	—	(1,931)

Loss before income taxes and cumulative effect of accounting change	(2,514)	(20,618)	(11,526)	(42,985)
Income tax benefit	(618)	(9,411)	(2,961)	(18,496)

Loss before cumulative effect of accounting change	(1,896)	(11,207)	(8,565)	(24,489)
Cumulative effect of accounting change	—	—	—	(2,894)

Net loss	$(1,896)	$(11,207)	$(8,565)	$(27,383)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(0.02)	$(0.13)	$(0.10)	$(0.28)
Cumulative effect of accounting change	—	—	—	(0.03)

Net loss	$(0.02)	$(0.13)	$(0.10)	$(0.31)

Weighted average number of shares	89,624	88,694	89,543	88,536

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,

	2003	2002

	(In thousands)
Operating activities:
Net loss	$(8,565)	$(27,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,997	113,976
Deferred income tax benefit	(11,083)	(18,496)
Write off of convertible notes issuance costs	2,407	—
Write off of in-process research and development	324	—
Cumulative effect of accounting change	—	2,894
Impact of warrants	—	(644)
Loss on investments	—	1,931
Net loss on disposition of property and equipment	9	333
Change in certain assets and liabilities:
Accounts receivable	(5,624)	7,337
Prepaid expenses and other	1,486	(1,114)
Accounts payable	601	(2,120)
Accrued liabilities and other	(6,092)	(4,662)
Deferred revenue	1,916	(1,001)

Net cash provided by operating activities	68,376	71,051
Investing activities:
Purchase of property and software	(9,079)	(16,377)
Proceeds from sale of assets	—	555
Capitalization of software development costs	(1,625)	(1,381)
Purchase of investments – held to maturity	(511)	(38,031)
Proceeds from maturities of investments – held to maturity	27,512	73,902
Purchase of investments – available for sale	(125,415)	(56,099)
Proceeds from investments – available for sale	124,453	3,405
Purchase of other investments	(45)	—
Purchase of business, net of cash acquired	(15,737)	—

Net cash used in investing activities	(447)	(34,026)
Financing activities:
Principal payments under capital lease and other long-term obligations	(1,769)	(6,405)
Redemption of convertible notes	(172,500)	—
Proceeds from stock options exercised	1,845	1,573
Proceeds from employee stock purchase plan	1,767	1,570

Net cash used in financing activities	(170,657)	(3,262)

Net increase (decrease) in cash and cash equivalents	(102,728)	33,763
Cash and cash equivalents:
Beginning of period	209,358	115,009

End of period	$106,630	$148,772

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

CHECKFREE CORPORATION AND SUBSIDIARIES
Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended December 31, 2003 and 2002

1.     Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim financial reporting. The results of operations for the three and six months ended December 31, 2003 and 2002, are not necessarily indicative of the results for the full year.

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

     Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option is granted, and in connection with our Associate Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offer period. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company’s third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(1,896)	$(11,207)	$(8,565)	$(27,383)
Stock-based compensation included in net loss	553	15	1,696	30
Stock-based compensation under SFAS 123	(4,808)	(7,635)	(10,397)	(15,324)

Pro forma net loss	$(6,151)	$(18,827)	$(17,266)	$(42,677)

Pro forma net loss per share:
Basic and diluted	$(0.07)	$(0.21)	$(0.19)	$(0.48)

2.     Goodwill and Other Intangible Assets

     On July 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company performs its annual impairment test as of April 30.

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

     The amount of goodwill impairment was then determined through an analysis similar to that of a purchase price allocation, where the fair value of the individual tangible and intangible assets (excluding goodwill) and liabilities of the i-Solutions reporting unit was compared to the fair value of the reporting unit, with the residual amount being the fair value assigned to goodwill. The fair value of the i-Solutions reporting unit was estimated using a combination of the cost, market, and income approaches. Specifically, the discounted cash flow and market multiples methodologies were utilized to determine the fair value of the reporting unit by estimating the present value of the future cash flows of the reporting unit along with reviewing revenue and earnings multiples for comparable publicly traded companies and applying these to the reporting unit’s projected cash flows. Fair value of each of the assigned assets and liabilities was determined using either a cost, market, or income approach, as appropriate, for each individual asset or liability. The resulting impairment charge of $2,894,000 was recorded and is reflected as a cumulative effect of a change in accounting principle in the unaudited Condensed Consolidated Statement of Operations for the six months ended December 31, 2002.

     In November 2003, the Company completed its acquisition of HelioGraph, Ltd. for approximately $18,320,000 in cash. HelioGraph is a part of CheckFree Financial and Compliance Solutions, a business unit within the Company’s Software Division. In connection with the acquisition of HelioGraph, the Company recorded a charge of $324,000 for purchased in-process research and development. The HelioGraph acquisition is not material to the Company.

     In December 2003, the Company announced an agreement to acquire American Payment Systems, Inc., from its parent corporation UIL Holdings, for approximately $110,000,000 in cash. The transaction is expected to close before June 30, 2004, subject to the receipt of regulatory approvals and satisfaction of customary closing conditions.

     As of December 31, 2003, the Company’s only non-amortizing intangible asset is goodwill of $536,791,000. The changes in the carrying value of goodwill by segment from June 30, 2002, to December 31, 2003, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total

Balance as of June 30, 2002	$503,255	$16,116	$11,387	$530,758
Reclassification of workforce, net of tax	483	867	—	1,350
Impairment loss from adoption of SFAS 142	—	(2,894)	—	(2,894)
Fourth quarter impairment loss	—	(5,983)	—	(5,983)

Balance as of June 30, 2003	503,738	8,106	11,387	523,231
Goodwill acquired	—	13,560	—	13,560

Balance as of December 31, 2003	$503,738	$21,666	$11,387	$536,791

     The components of the Company’s various amortized intangible assets are as follows (in thousands):

	December 31,	June 30,
	2003	2003

Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$166,578
Internal development costs	30,795	29,170

Total	198,253	195,748
Less: accumulated amortization	183,417	172,136

Capitalized software, net	$14,836	$23,612

Strategic agreements:
Strategic agreements (1)	$744,424	$744,424
Less: accumulated amortization	411,063	349,092

Strategic agreements, net	$333,361	$395,332

Other intangible assets:
Tradenames	$48,078	$47,968
Customer base	35,278	34,758
Covenants not to compete	1,610	1,200

Total	84,966	83,926
Less: accumulated amortization	81,211	79,125

Other intangible assets, net	$3,755	$4,801

(1) Strategic agreements primarily include certain entity-level covenants not to compete.

     Amortization of intangible assets totaled $33,466,000, $47,881,000, $75,338,000 and $95,744,000 for the three and six months ended December 31, 2003 and 2002, respectively. Amortization expense for the year ended June 30, 2004 and the next four fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2004	$136,421
2005	126,313
2006	42,989
2007	25,783
2008	25,565

3.     Convertible Subordinated Notes

     In December 2003, the Company redeemed its 6.5% Convertible Subordinated Notes that were due on December 1, 2006. The $172,500,000 principal amount, along with a call premium of $4,813,000, was paid in cash. In addition, the Company incurred a non-cash charge of $2,407,000 due to the write off of the remaining unamortized bond issuance costs. These amounts are included in interest expense.

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

     In June 2003, the Company made an offer (the “Tender Offer”) to certain employees to exchange options with exercise prices greater than or equal to $44.00 per share currently outstanding under the Company’s 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and

Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of the Company’s common stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer will vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,163,668 options participated in the Tender Offer. The Company made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer and will issue up to 252,000 shares of stock under the 2002 Stock Incentive Plan over the next three years as the restricted stock units vest. The Company recorded an expense of $553,000 and $1,696,000 for the three and six months ended December 31, 2003, respectively, for cash payments incurred and restricted stock units.

5.     Stock-Related Transactions with Third Parties

     In October 1999, the Company entered into an agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company’s stock, was issued warrants for up to one million shares, and had the ability to earn warrants for up to an additional two million shares. All warrants contain a strike price of $39.25 and were exercisable beginning on September 15, 2002, contingent upon achievement of various annual revenue targets and maintaining the continued existence of the agreement through that date. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our common stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in an addition to revenue of $644,000 in the quarter ended September 30, 2002. Fair value was determined based on a Black-Scholes option pricing model. Under the provisions of Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the non-cash charge of $2,748,000 was recorded as a reduction of revenue, and the non-cash increase of $644,000 was recorded as an increase to revenue.

6.     Earnings Per Share

     The following table reconciles the differences in income and shares outstanding between basic and diluted for the periods indicated (in thousands except per share data):

For the Three Months Ended

	December 31, 2003			December 31, 2002

			Per-			Per-
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$(1,896)	89,624	$(0.02)	$(11,207)	88,694	$(0.13)

Effect of dilutive securities:
Options and warrants	—	—		—	—

Diluted EPS	$(1,896)	89,624	$(0.02)	$(11,207)	88,694	$(0.13)

For the Six Months Ended

	December 31, 2003			December 31, 2002

			Per-			Per-
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$(8,565)	89,543	$(0.10)	$(27,383)	88,536	$(0.31)

Effect of dilutive securities:
Options and warrants	—	—		—	—

Diluted EPS	$(8,565)	89,543	$(0.10)	$(27,383)	88,536	$(0.31)

     Anti-dilution provisions of SFAS 128, “Earnings Per Share,” require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income for the periods presented, an additional 5,410,000, 5,275,000, 1,848,000 and 1,142,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the three and six months ended December 31, 2003 and 2002, respectively. Using the treasury stock purchase method prescribed by

SFAS 128, this would have increased diluted shares outstanding by 2,001,000, 1,962,000, 195,000 and 306,000 for the three and six months ended December 31, 2003 and 2002, respectively.

     The weighted average diluted common shares outstanding for the three and six months ended December 31, 2003 and 2002, also exclude the effect of approximately 3,187,000, 3,417,000, 8,643,000 and 8,968,000 of out-of-the-money options and warrants, respectively. In addition, the weighted average diluted common shares outstanding for all periods exclude the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. The after-tax effect of interest expense on the convertible subordinated notes for all periods has not been added back to the numerator, as its effect would be anti-dilutive. The convertible subordinated notes were redeemed in December 2003.

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

     As a result of these actions, during the year ended June 30, 2002, the Company recorded $16,365,000 of reorganization charges for the year ended June 30, 2002, which included $1,640,000 of non-cash impairment charges, $10,962,000 of severance and related benefits costs for the termination of 707 employees, and $3,763,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. For the year ended June 30, 2003, the Company reviewed its estimated remaining liabilities under this reorganization plan and recorded an additional charge of $1,405,000, which included $165,000 of severance and related benefits and $1,240,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. The Company expects the reorganization to be completed by October 2005 and anticipates no additional charges. A summary of activity related to the reorganization reserve is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business	Other Exit
	Costs	Exit Costs	Costs	Total

Initial reorganization charge	$10,962	$3,677	$86	$14,725
Cash payments, year ended June 30, 2002	(6,261)	(649)	(15)	(6,925)

Reorganization reserve at June 30, 2002	4,701	3,028	71	7,800
Additional reorganization charge	165	1,248	(8)	1,405
Cash payments, year ended June 30, 2003	(4,866)	(2,739)	(63)	(7,668)

Balance as of June 30, 2003	—	1,537	—	1,537
Cash payments, six months ended December 31, 2003	—	(402)	—	(402)

Balance as of December 31, 2003	$—	$1,135	$—	$1,135

8.     Supplemental Disclosure of Cash Flow Information (in thousands)

	Six Months Ended
	December 31,

	2003	2002

Interest paid	$5,837	$6,022

Call premium paid for redemption of convertible notes	$4,813	$—

Income taxes paid	$5,651	$1,323

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$600	$13,017

Stock funding of 401(k) match	$3,144	$3,229

Stock funding of Associate Stock Purchase Plan	$1,447	$1,707

9.     Related Parties

     On September 1, 2000, the Company acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17 million shares of common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of common stock and Microsoft continues to own those shares as of December 31, 2003. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to the Company’s board for such time as they own at least 6,425,438 shares of common stock. Therefore, Microsoft is considered a related party.

     In addition, the Company entered into a commercial alliance agreement with Microsoft as part of the TransPoint acquisition. Under the terms of the commercial alliance agreement, Microsoft, among other things, agreed to use the Company for pay anyone and bill presentment services offered by Microsoft. The commercial alliance agreement also provided for a minimum fee and revenue guarantee to the Company of $120 million over the five year term of the agreement.

     Pursuant to the terms of the TransPoint acquisition, First Data is entitled to nominate one director to the Company’s board for such time as they own at least 4,925,438 shares of common stock. Although First Data owned less than 4,925,438 shares of common stock as of December 31, 2003, First Data owned in excess of 4,925,438 shares of common stock at the time of the director’s most recent re-election to the Board. The director’s term expires at the 2005 Annual Meeting of Stockholders, and First Data is considered a related party until such time.

     In addition, the Company entered into a marketing agreement with First Data as part of the TransPoint acquisition. Under the terms of the marketing agreement, the Company agreed to use certain First Data payment processing services if, in each case using reasonable judgment, substantially similar services are not then obtainable from a third party at an overall economic cost to the Company that is less than the overall economic cost of First Data’s services. The marketing agreement also provided for a minimum fee and revenue guarantee to the Company of $60 million over the five-year term of the agreement. On January 10, 2002, the Company entered into an agreement for check processing services with Integrated Payment Systems Inc., a subsidiary of First Data.

     Microsoft and First Data operate substantially below their minimum monthly commitments, and the Company does not expect these customers to increase their activity such that they would operate above the minimum commitments in the next twelve months.

10.     Comprehensive Loss

     Available-for-sale securities are recorded at fair value and changes in fair value are recorded as unrealized gains or losses and accumulated in other comprehensive income. As a result, the Company is required to report the components of comprehensive loss, which are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(1,896)	$(11,207)	$(8,565)	$(27,383)
Unrealized holding gains (losses) on investments, net of tax	(236)	232	(463)	313
Less: reclassification adjustments for gains (losses) realized in net income	93	—	93	—

Net unrealized gains (losses)	(143)	232	(370)	313

Comprehensive loss	$(2,039)	$(10,975)	$(8,935)	$(27,070)

11.     Business Segments

     The Company operates in three business segments - Electronic Commerce, Software and Investment Services along with a Corporate services segment. These reportable segments are strategic business units that offer different products and services. The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. There are no inter-segment sales.

     The following sets forth certain financial information attributable to the Company’s business segments for the three and six months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues:
Electronic Commerce	$112,488	$98,173	$219,043	$194,816
Investment Services	21,465	19,945	41,758	40,468
Software	15,983	17,387	30,399	30,456

Total	$149,936	$135,505	$291,200	$265,740

Segment operating income (loss):
Electronic Commerce	$38,961	$25,086	$72,883	$51,538
Investment Services	4,608	5,783	9,526	10,627
Software	3,565	5,934	5,793	7,023
Corporate	(9,261)	(8,083)	(17,223)	(16,106)

Total	37,873	28,720	70,979	53,082
Amortization of acquired intangible assets	(32,099)	(46,157)	(72,593)	(92,314)
Write off of in-process research and development costs	(324)	—	(324)	—
Impact of warrants	—	—	—	644
Loss on investments	—	(1,931)	—	(1,931)
Interest, net	(7,964)	(1,250)	(9,588)	(2,466)

Total loss before income taxes and cumulative effect of accounting change	$(2,514)	$(20,618)	$(11,526)	$(42,985)

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

     Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2003, we processed approximately 434 million electronic transactions and delivered approximately 32 million electronic bills. For the quarter ended December 31, 2003, we processed over 139 million electronic payments and delivered approximately 18.5 million electronic bills. In the quarter ended December 31, 2003, there were about 12 million consumers initiating payments via CheckFree supported technology. The number of transactions we process each year continues to grow. Growth in the number of transactions processed exceeded 37% for the year ended June 30, 2003 and 33% for the quarter ended December 31, 2003 against the same periods in the prior year. The Electronic Commerce division accounted for approximately 75% of our revenue in the quarter ended December 31, 2003.

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

     Through our Investment Services division, we provide a range of outsourced portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of December 31, 2003, our clients used the CheckFree APL Portfolio Accounting System to manage approximately 1.4 million portfolios totaling more than $900 billion in assets. The Investment Services division accounted for approximately 14% of our revenue in the quarter ended December 31, 2003.

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

     In addition to our APL portfolio management products, our Investment Services division also offers proposal generation, investment performance, and reporting products and services. Marketed under M-Pact, M-Search and M-Watch, these products are a result of our acquisition of Mobius Group, Inc. in March 1999.

     Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. The Software division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation’s nine billion annual Automated Clearing House (ACH) payments. The CheckFree Financial and Compliance Solutions (CFACS) unit enables organizations to handle their reconciliation and compliance requirements. On November 1, 2003, we acquired HelioGraph, Ltd., a UK based company that brings a financial transactions management solution with straight through processing expertise to our CFACS suite of products, in addition to international presence. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounted for approximately 11% of our revenue in the quarter ended December 31, 2003.

Results of Operations

     The following table sets forth comparative revenues, by type, for the three- and six-month periods ended December 31, 2003 and 2002, respectively.

	Thee Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

		(in thousands)
Revenues:
Processing and servicing	$131,647	$116,008	$255,892	$230,499
License	4,716	6,735	9,678	10,944
Maintenance	7,412	6,317	14,113	12,503
Other	6,161	6,445	11,517	11,794

Total revenues	$149,936	$135,505	$291,200	$265,740

     Total revenues increased by $14.4 million, or 11%, from $135.5 million for the three months ended December 31, 2002, to $149.9 million for the three months ended December 31, 2003, and by $25.5 million, or 10%, from $265.7 million for the six months ended December 31, 2002, to $291.2 million for the six months ended December 31, 2003. Quarter over quarter revenue growth was driven by 15% growth in our Electronic Commerce business, eight percent growth in our Investment Services business, and a decrease of eight percent in our Software business. Year over year revenue growth was driven by 12% growth in our Electronic Commerce business, three percent growth in our Investment Services business, with our Software business essentially unchanged. The growth in our Electronic Commerce revenue was driven primarily by an increase in transactions processed from 105.0 million for the three months ended December 31, 2002, to 139.2 million for the three months ended December 31, 2003, and from 201.7 million for the six months ended December 31, 2002, to 265.9 million for the six months ended December 31, 2003. Additionally, minimum revenue guarantees from Microsoft and First Data Corporation have increased by $2.3 million on a quarter over quarter basis, and by $4.5 million on a year over year basis. Late in the quarter ended December 31, 2003, we announced that we amended the contractual terms with our largest customer, Bank of America. Bank of America also reduced its rights from 10 million performance based warrants for our common stock that were granted as part of the original alliance agreement in April 2000 to five million warrants. Three million of these warrants vest in one million share increments upon achievement by Bank of America of five million, 7.5 million and 10 million active subscribers, respectively. The remaining two million vest in one million share increments each when the levels of electronic bills to such subscribers on a monthly basis reach five million and 10 million, respectively. Primarily as a result of the amended pricing terms, we expect flat to modest growth in Electronic Commerce revenue in the quarter ending March 31, 2004, and then expect revenue growth to return beginning in the quarter ending June 30, 2004.

     Growth in our Investment Services revenue was driven primarily by growth in the number of portfolios managed, from approximately 1.2 million as of December 31, 2002, to approximately 1.4 million as of December 31, 2003. Economic conditions throughout our fiscal year ending June 30, 2003 resulted in portfolios managed remaining essentially flat at about 1.2 million. As the stock market rebound progressed into our 2004 fiscal year, our portfolios managed increased to approximately 1.3 million by September 30, 2003, and to approximately 1.4 million as of December 31, 2003. In some cases, new portfolios are being added to our APL system at a lower price point as a result of price concessions we offered in the past fiscal year. We view these concessions as a trade off of near term revenue for long-term strategic advantage. As investors continue to move back into equity investments, we expect growth rates of portfolios and revenue to improve.

     Economic conditions continue to impact our Software business. A substantial percentage of our software revenue is represented by license sales. Although software revenues are flat year over year, our quarter over quarter performance declined. While our sales pipelines remain strong, customers continue to take longer to evaluate discretionary software purchases. We believe that the quarter over quarter decline is not part of a negative trend, but more timing in nature. We believe we will generate sequential quarterly software revenue growth in the coming quarters based on current sales activity and our acquisition of HelioGraph in the quarter ended December 31, 2003.

     Our processing and servicing revenue increased by $15.6 million, or 13%, from $116.0 million for the three months ended December 31, 2002, to $131.6 million for the three months ended December 31, 2003, and by $25.4 million, or 11%, from $230.5 million for the six months ended December 31, 2002, to $255.9 million for the six months ended December 31, 2003. We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. As previously mentioned, portfolios managed in our Investment Services business have grown from approximately 1.2 million as of December 31, 2002 to approximately 1.4 million as of December 31, 2003. However, growth in processing and servicing revenue has come primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. As expected, during the fiscal year ended June 30, 2003, and into fiscal 2004, we have seen four large bank customers implement in-house bill payment solutions. While transaction volume diverted to these in-house solutions from CheckFree has dampened our growth during the transition, growth in the remainder of our Electronic Commerce business, including the addition of two large bank customers, has outpaced diverted transactions. We delivered approximately 33.2 million electronic bills in the six months ended December 31, 2003, with a price point of approximately $0.20 per e-bill, representing an increase of almost 200% over the 11.2 million bills delivered during the six months ended December 31, 2002. Our commercial agreements with Microsoft and First Data Corporation, resulting from our acquisition of TransPoint in September 2000, include monthly minimum revenue guarantees similar to those of our other customers. The minimums for Microsoft and First Data Corporation increase annually over the five-year term of the agreements. We continue to operate under the minimum revenue levels with both companies, and as a result of the increased minimum revenue guarantee levels, revenue from Microsoft and First Data Corporation grew by approximately $2.3 million from the quarter ended December 31, 2002 to December 31, 2003, and by $4.5 million from the six months ended December 31, 2002, to the six months ended December 31, 2003. This growth was somewhat offset by a reduction in market demand for our account balance transfer products. Also, one of our larger Health and Fitness customers has migrated to an in-house solution over the past six months. We expect the effect of losing this customer combined with the revisions to our Bank of America contract late in the quarter ended December 31, 2003, will cause a one quarter dampening of processing and servicing revenue growth in the quarter ending March 31, 2004, but we expect revenue to return to recent growth rates in subsequent periods.

     We offer two general levels of electronic billing and payment services to our Electronic Commerce customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but still use a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer may build its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing. Additionally, within Payment Services, we provide services to billers for electronic bill delivery and hosting, as well as other payment services, such as account balance transfer. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. A third category of processing revenue we simply refer to as Other Electronic Commerce, which includes our Health and Fitness business. We have included a table of comparative transaction statistics in the Segment Information section of this report.

     Our license fee revenue decreased by $2.0 million, or 30%, from $6.7 million for the three months ended December 31, 2002, to $4.7 million for the three months ended December 31, 2003, and decreased by $1.3 million, or 12%, from $10.9 million for the six months ended December 31, 2002, to $9.7 million for the six months ended December 31, 2003. We believe the declines to be timing related and not part of a developing negative trend, and we expect to generate sequential license revenue growth beginning with the quarter ending March 31, 2004. With the acquisition of HelioGraph, and new ACH software, marketed as REACH, designed to take advantage of recent check conversion trends, we have additional products for future sales opportunities.

     Our maintenance fee revenue increased by $1.1 million, or 17%, from $6.3 million for the three months ended December 31, 2002, to $7.4 million for the three months ended December 31, 2003, and by $1.6 million, or 13%, from $12.5 million for the six months ended December 31, 2002, to $14.1 million for the six months ended December 31, 2003. Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Despite dampened license sales, we have succeeded in growing our maintenance base as a result of customer retention rates exceeding 80% across all business units, the acquisition of HelioGraph, and moderate price increases on a year over year basis. Although we defer revenue recognition on maintenance billings until cash is collected, which can cause quarter-to-quarter fluctuations, we expect modest growth in maintenance fee revenue until license sales regain historical growth rates.

     Our other revenue decreased by $0.2 million, or 3%, from $6.4 million for the three months ended December 31, 2002, to $6.2 million for the period ended December 31, 2003, and by $0.3 million, or 2%, from $11.8 million for the six months ended December 31, 2002, to $11.5 million for the six months ended December 31, 2003. Other revenue consists mostly of consulting and implementation fees across all three of our businesses. In the six months ended December 31, 2002, we had a custom software implementation project that generated a significant amount of consulting revenue in that period that has not recurred in the current year. Additionally, with a slowdown in revenue in our Software business and modest growth in our Investment Services business, we have seen a dampening effect on other related revenue as well.

     The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Total Revenues:	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of processing, servicing and support	40.6%	44.4%	41.2%	44.7%
Research and development	10.7%	9.8%	10.7%	9.6%
Sales and marketing	8.8%	10.1%	8.8%	10.1%
General and administrative	7.8%	6.4%	8.0%	7.2%
Depreciation and amortization	28.3%	42.1%	31.9%	42.9%
In-process research and development	0.2%	—	0.1%	—

Total expenses	96.4%	112.9%	100.7%	114.5%

Income/(loss) from operations	3.6%	-12.9%	-0.7%	-14.5%
Interest, net	-5.3%	-0.9%	-3.3%	-0.9%
Loss on investments	—	-1.4%	—	-0.7%

Loss before income taxes and cumulative effect of accounting change	-1.7%	-15.2%	-4.0%	-16.2%
Income tax benefit	0.4%	6.9%	1.0%	7.0%

Loss before cumulative effect of accounting change	-1.3%	-8.3%	-2.9%	-9.2%
Cumulative effect of accounting change	—	—	—	-1.1%

Net loss	-1.3%	-8.3%	-2.9%	-10.3%

     Cost of Processing, Servicing and Support. Our cost of processing, servicing and support was $60.1 million, or 44.4% of total revenue for the three months ended December 31, 2002, and was $60.8 million, or 40.6% of total revenue for the three months ended December 31, 2003. Cost of processing, servicing and support was $118.9 million, or 44.7% of total revenue for the six months ended December 31, 2002, and was $120.1 million, or 41.2% of total revenue for the six months ended December 31, 2003. Cost of processing, servicing and support as a percentage of processing, servicing and support revenue (total revenue less license fees) was 46.7% for the three months ended December 31, 2002, versus 41.9% for the three months ended December 31, 2003, and was 46.7% for the six months ended December 31, 2002, versus 42.7% for the six months ended December 31, 2003. Our electronic payment rate has increased from 73% as of December 31, 2002, to 78% as of December 31, 2003. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim. In addition to leveraging a significant fixed cost processing infrastructure, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive improvements in our cost per transaction.

     Research and Development. Our research and development costs were $13.3 million, or 9.8% of total revenue, for the three months ended December 31, 2002, and $16.1 million, or 10.7% of total revenue, for the three months ended December 31, 2003. Research and development costs were $25.5 million, or 9.6% of total revenue, for the six months ended December 31, 2002, and $31.0 million, or 10.7% of total revenue, for the six months ended December 31, 2003. Including our capitalized development costs of $0.9 million for the three months ended December 31, 2002, and $0.7 million for the three months ended December 31, 2003, our gross expenditures for research and development were $14.2 million, or 10.5% of total revenue, for the three months ended December 31, 2002, and $16.8 million, or 11.2% of total revenue, for the three months ended December 31, 2003. Including our capitalized development costs of $1.4 million for the six months ended December 31, 2002, and $1.6 million for the six months ended December 31, 2003, our gross expenditures for research and development were $26.9 million, or 10.1% of total revenue, for the six months ended December 31, 2002, and $32.6 million, or 11.2% of total revenue for the six months ended December 31, 2003. We continue to invest heavily in product enhancement and productivity improvement initiatives in all of our business segments, and we added moderate levels of research and development spending with the acquisition of HelioGraph during the quarter. While we have seen growth both in absolute dollars and as a percentage of revenue, quarter over quarter, we expect the level of quarterly spending to remain about the same in absolute dollars for the remainder of the fiscal year.

     Sales and Marketing. Our sales and marketing costs were $13.7 million, or 10.1% of total revenue, for the three months ended December 31, 2002, and $13.2 million, or 8.8% of total revenue, for the three months ended December 31, 2003. Sales and marketing costs were $27.0 million, or 10.1% of total revenue, for the six months ended December 31, 2002, and $25.5 million, or 8.8% of total revenue, for the six months ended December 31, 2003. The decrease in sales and marketing costs, as a percentage of revenue, is due primarily to the fact that the predominance of our revenue growth has taken place in our Electronic Commerce business, which has less associated variable sales commissions, combined with a decline in our software revenue which has comparably high variable sales commissions. On an absolute dollar basis, we have incurred less general awareness marketing program expense in the first half of fiscal 2004 than we had in the first half of the previous year. However, these expenses have historically fluctuated due to the nature and timing of various programs. As license revenues are expected to pick up from the first half of 2004, and we resume general awareness marketing programs, we expect the level of spending in sales and marketing to approach historical levels.

     General and Administrative. Our general and administrative expenses were $8.7 million, or 6.4% of total revenue for the three months ended December 31, 2002, and were $11.7 million, or 7.8% of total revenue for the three months ended December 31, 2003. General and administrative expenses were $19.0 million, or 7.2% of total revenue for the six months ended December 31, 2002, and were $23.2 million, or 8.0% of total revenue for the six months ended December 31, 2003. Internal control certification requirements under the Sarbanes-Oxley Act of 2002 resulted in increased expenses of approximately $0.5 million in the quarter ended December 31, 2003, to document and test our internal controls, and we expect these added costs to continue. The acquisition of HelioGraph added approximately $0.5 million of new general and administrative costs in the quarter ended December 31, 2003.

     Depreciation and Amortization. Our depreciation and amortization costs decreased from $57.1 million for the three months ended December 31, 2002, to $42.4 million for the three months ended December 31, 2003, and from $114.0 million for the six months ended December 31, 2002, to $93.0 million for the six months ended December 31, 2003. Depreciation and amortization expense from operating fixed assets and internally capitalized product costs has decreased from $10.9 million for the three months ended December 31, 2002, to $10.3 million for the three months ended December 31, 2003, and from $21.7 million for the six months ended December 31, 2002, to $20.4 million for the six months ended December 31, 2003. The remainder of our depreciation and amortization costs represents acquisition related amortization. The decrease in non-acquisition related depreciation and amortization is the result of investments in replacement assets that carry lower costs than the assets they are replacing. The remaining reduction in depreciation and amortization is the result of lower acquisition related intangible amortization from intangible assets that have fully amortized since last year, or lower non-goodwill intangible assets balances resulting from impairment charges in the prior year.

     In-Process Research and Development. We recorded immaterial in-process research and development costs of $0.3 million associated with our acquisition of HelioGraph.

     Interest. Our interest income decreased from $2.1 million for the three months ended December 31, 2002, to $1.7 million for the three months ended December 31, 2003, and from $4.1 million for the six months ended December 31, 2002, to $3.3 million for the six months ended December 31, 2003. Despite an increase in average cash and invested assets on a year over year basis, interest income has declined as a result of significantly lower average yields.

     Our interest expense increased significantly, from $3.3 million for the three months ended December 31, 2002, to $9.7 million for the three months ended December 31, 2003, and, from $6.5 million for the six months ended December 31, 2002, to $12.9 million for the six months ended December 31, 2003. We continued to carry our 6.5% Convertible Subordinated Notes due 2006 at a balance of $172.5 million throughout the six-month period ending December 31, 2002. We redeemed the notes in full on December 12, 2003. Therefore, interest expense related to the notes was approximately $0.7 million lower in the six months ended December 31, 2003, than for the same period in the previous year. However, as a result of our redemption of the notes before the scheduled maturity date, we incurred a cash charge of $4.8 million for a 2.79% call premium to redeem the notes prior to their scheduled maturity date, and we incurred a non-cash charge of $2.4 million to write off the remaining unamortized note issuance costs.

     Loss on Investments. Due to a decline in the market value of our investment in Payment Data Systems, Inc. (formerly Billserv Inc.), which had been below our book basis for over six months, we determined the decline in the investment to be “other than temporary” and, accordingly, in the quarter ended December 31, 2002, we recorded a charge of $1.9 million to reflect the loss. As of December 31, 2003, although our carrying value for this asset is $0, its current market value is approximately $0.1 million.

     Income Taxes. We recorded an income tax benefit of $9.4 million with an effective rate of 45.6% for the three months ended December 31, 2002, and an income tax benefit of $0.6 million with an effective rate of 24.6% for the three months ended December 31, 2003. We recorded an income tax benefit of $18.5 million with an effective rate of 43.0% for the six months ended December 31, 2002, and an income tax benefit of $3.0 million with an effective rate of 25.7% for the six months ended December 31, 2003. Although we incurred a pre-tax loss for the first half of fiscal 2004, we expect to achieve positive pre-tax earnings on a full year basis for the fiscal year ending June 30, 2004, and we expect the effective tax rate for the full year to be about 26%. The research and experimental tax credits we are earning will reduce our effective rate for the current fiscal year.

     Cumulative Effect of Accounting Change. On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Upon adoption, we recorded a $2.9 million impairment charge.

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. The following table sets forth revenue and operating income by segment, for the periods noted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

		(In thousands)
Revenue:
Electronic Commerce	$112,488	$98,173	$219,043	$194,816
Investment Services	21,465	19,945	41,758	40,468
Software	15,983	17,387	30,399	30,456

Total revenue	$149,936	$135,505	$291,200	$265,740

Operating income (loss):
Electronic Commerce	$38,961	$25,086	$72,883	$51,538
Investment Services	4,608	5,783	9,526	10,627
Software	3,565	5,934	5,793	7,023
Corporate	(9,261)	(8,083)	(17,223)	(16,106)

Sub-Total	37,873	28,720	70,979	53,082
Amortization of acquired intangible assets:
Electronic Commerce	(31,049)	(43,757)	(70,570)	(87,514)
Investment Services	(231)	(745)	(463)	(1,490)
Software	(819)	(1,655)	(1,560)	(3,310)
Write off of in-process research and development costs - Software	(324)	—	(324)	—
Warrants issued to third party – Electronic Commerce	—	—	—	644

Total income (loss) from operations	$5,450	$(17,437)	$(1,938)	$(38,588)

     Electronic Commerce. Revenue in our Electronic Commerce business increased by $14.3 million, or 14.6%, from $98.2 million for the three months ended December 31, 2002, to $112.5 million for the three months ended December 31, 2003. Revenue increased by $24.2 million, or 12.4%, from $194.8 million for the six months ended December 31, 2002, to $219.0 million for the six months ended December 31, 2003. Revenue growth is primarily the result of an increase in transactions processed, the addition of two large bank customers, an increase in electronic bills distributed, and tiered TransPoint related revenue minimums, offset by four bank customers transferring transaction volume to in-house systems, dampened demand in our account balance transfer product offering, and the loss of a large customer in our Health and Fitness business.

     We offer two basic levels of electronic billing and payment services to our Electronic Commerce customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but still uses a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, customer care, and other aspects of our service. Also, while a Full Service customer may build its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing. Additionally, within Payment Services, we provide services to billers for electronic bill delivery and hosting, as well as other payment services, such as account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce, which includes our Health and Fitness business and other ancillary revenue sources, such as CSP and biller implementation and consulting services.

     The following table provides a trend of our core electronic billing and payment metrics:

	Three Months Ended

	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03	12/31/03

			(In millions)
Full Service Relationships
Revenue	$71.6	$75.1	$81.5	$82.6	$85.5	$91.8
Active Subscribers	3.2	3.5	3.9	4.2	4.6	5.0
Transactions processed	67.2	74.9	80.3	87.5	94.3	106.1

Payment Services Relationships
Revenue	$14.7	$13.9	$12.8	$12.3	$11.9	$12.0
Transactions processed	29.5	30.1	31.6	32.7	32.4	33.1

Other Electronic Commerce
Revenue	$9.7	$9.2	$10.3	$11.2	$9.2	$8.7
Non-cash warrant impact on revenue	$0.6	—	—	—	—	—

Totals
Electronic Commerce revenue	$96.6	$98.2	$104.6	$106.1	$106.6	$112.5
Transactions processed	96.7	105.0	111.9	120.2	126.7	139.2

     In the Full Service portion of our Electronic Commerce business, revenue has increased by $16.7 million, or 22%, from $75.1 million for the three months ended December 31, 2002, to $91.8 million for the three months ended December 31, 2003. Revenue has increased by $30.6 million, or 21%, from $146.7 million for the six months ended December 31, 2002, to $177.3 million for the six months ended December 31, 2003. The primary drivers of the increased revenue were growth in Full Service transactions processed of 41%, from 142.1 million for the six months ended December 31, 2002, to 200.4 million for the six months ended December 31, 2003, a $4.5 million increase in TransPoint revenue minimums on a year over year basis, and the addition of two large bank customers since June 30, 2003. Growth from the aforementioned sources has been offset by several factors. Since the quarter ended September 30, 2002, we have seen two large customers move Full Service transaction volume to in-house systems. The first bank started moving volume late in the quarter ended December 31, 2002, and gradually completed that move, on a state-by-state basis, by the quarter ended September 30, 2003. The second bank completed their move between March 31, 2003, and September 30, 2003. In spite of lost transaction volume, and related revenue from these two banks, we have experienced significant transaction growth across our entire Full Service customer base. Due in part to two pricing tier discounts earned by our largest customer, Bank of America, during the last twelve months, we have seen revenue per transaction decline in this category from $1.07 for the quarter ended September 30, 2002, to $0.87 for the quarter ended December 31, 2003. We amended our contract with Bank of America late in the quarter ended December 31, 2003, with pricing effective January 1, 2004, which we expect to cause a one-quarter dampening of processing and servicing revenue growth, and a related drop in revenue per transaction. By the quarter ending June 30, 2004, we expect revenue growth to resume.

     In the Payment Services area, revenue has decreased by $1.9 million, or 14%, from $13.9 million for the three months ended December 31, 2002, to $12.0 million for the three months ended December 31, 2003. Revenue has declined $4.7 million, or 16%, from $28.6 million for the six months ended December 31, 2002, to $23.9 million for the six months ended December 31, 2003. The primary driver of the revenue decline has been the movement of transactions to in-house solutions by two large bank customers since the quarter ended September 30, 2002. The first began moving volume off of our processing system early last fiscal year and completed their move by December 31, 2002. The second bank started moving volume in the quarter ended March 31, 2003, and completed its migration in the quarter ended December 31, 2003. We continued to see transaction growth in our ancillary payment products on a year over year basis. However, we expect less demand for balance transfers in the near future as a result of flat interest rates. Revenue from electronic bill distribution continues to increase with the growth in the number of bills presented. Now that the two large banks have completed their migration off of our system, we would expect transaction growth in the Payment Services area to be more predictable in the near future.

     Other Electronic Commerce revenue has declined by $0.5 million, or 5%, from $9.2 million for the three months ended December 31, 2002, to $8.7 million for the three months ended December 31, 2003. Other Electronic Commerce revenue declined by $1.0 million, or 5%, from $18.9 million for the six months ended December 31, 2002, to $17.9 million for the six months ended December 31, 2003. The decline is due to the loss of a large Health and Fitness customer and less implementation revenue since December 31, 2002. Additionally, we recorded a non-cash addition to revenue of $0.6 million in the quarter ended September 30, 2002 related to a true-up of a previously recorded charge from warrants issued to a third party.

     Operating income in our Electronic Commerce business has improved from $25.1 million for the three months ended December 31, 2002, to $39.0 million for the three months ended December 31, 2003, and has improved from $51.5 million for the six months ended December 31, 2002, to $72.9 million for the six months ended December 31, 2003. Our ratio of electronic payments to total payments has improved from 73% as of September 30, 2002, to 78% as of December 31, 2003. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. When combined with continued efforts toward improved quality and efficiency throughout Electronic Commerce and the leverage we are experiencing in the fixed cost base that is already in place, we are managing to a significant reduction in cost per transaction in advance of expected pressure on our revenue per transaction. This has resulted in an increase in operating income. Our focus in the Electronic Commerce business into fiscal 2004 continues to be geared toward improved profitability through programs designed to:

•	drive increased consumer adoption and activation among our partners;

•	improve product design and usability;

•	improve overall customer satisfaction; and

•	reduce variable costs per transaction.

     Investment Services. Revenue in our Investment Services business increased by $1.5 million, or 8%, from $19.9 million for the three months ended December 31, 2002, to $21.5 million for the three months ended December 31, 2003. Revenue has increased by $1.3 million, or 3%, from $40.5 million for the six months ended December 31, 2002, to $41.8 million for the six months ended December 31, 2003. Revenue derived from the volume of portfolios managed has begun to improve again, after several quarters of relatively flat results. The total amount of accounts managed has increased from 1.2 million at September 30, 2002 to approximately 1.4 million at December 31, 2003. As the stock market has improved recently, we have seen growth in the number of portfolios managed. We have provided incentives for new customers to sign multi-year contracts with discounted implementation fees, which we expect to result in a modest reduction to our revenue per average portfolio managed on a going forward basis.

     Operating income in our Investment Services business decreased from $5.8 million for the three months ended December 31, 2002, to $4.6 million for the three months ended December 31, 2003. Operating income has declined from $10.6 million for the six months ended December 31, 2002, to $9.5 million for the six months ended December 31, 2003. The reduction in operating income is due primarily to added investment in research and development programs to further improve our product offering in the market and efforts to improve our operational quality standards. Throughout fiscal 2004, the key initiatives in the Investment Services division include:

•	new product offerings (e.g., next generation Multiple Strategy Portfolios and New Account Workflow) with a shortened time to market;

•	additional web-based products with increased functionality and ease of use;

•	continued improvement and strategic alignment of our technology platform; and

•	initiation of a Sigma program to improve quality.

     Software. Revenue in our Software business declined by $1.4 million, or 8%, from $17.4 million for the three months ended December 31, 2002, to $16.0 million for the three months ended December 31, 2003. Revenue declined slightly, from $30.5 million for the six months ended December 31, 2002, to $30.4 million for the six months ended December 31, 2003. Software sales have lagged due to customers continuing to extend evaluation periods on discretionary software purchases. We saw several software license sales slip from the quarter ended December 31, 2003 into the March 31, 2004 quarter. With the acquisition of HelioGraph in November 2003, our efforts in Europe with an enterprise reconciliation solution, and new ACH software, marketed as REACH, designed to take advantage of recent check conversion trends, we believe we have the opportunity to grow Software revenue in the near term.

     Operating income in our Software business has declined from $5.9 million for the three months ended December 31, 2002 to $3.6 million for the three months ended December 31, 2003, and has declined from $7.0 million for the six months ended December 31, 2002, to $5.8 million for the six months ended December 31, 2003. The decrease in operating income is due primarily to the decline in revenue and a loss in the quarter ended December 31, 2003, from the HelioGraph acquisition. As we integrate HelioGraph into our Software business, we expect near term improvement in operating income.

     Corporate. Our Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. Our Corporate segment incurred operating expenses of $8.1 million, or 6% of total revenue, for the three months ended December 31, 2002, and of $9.3 million, or 6% of total revenue, for the three months ended December 31, 2003. Corporate expenses were $16.1 million, or 6% of total revenue, for the six months ended December 31, 2002, and were $17.2 million, or 6%, of total revenue for the six months ended December 31, 2003. In spite of previously mentioned new costs associated with the requirements of the Sarbanes-Oxley Act, we have been able to leverage our infrastructure costs such that corporate expenses have not grown as a percentage of revenue.

     Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets is inclusive of all of our various acquisitions from 1996 forward. The total amount of this amortization has decreased from $46.2 million for the three months ended December 31, 2002, to $32.1 million for the three months ended December 31, 2003, and has decreased from $92.3 million for the six months ended December 31, 2002, to $72.6 million for the six months ended December 31, 2003. The reduction in amortization is the result of intangible assets that have fully amortized since last year and lower non-goodwill intangible asset balances resulting from impairment charges we incurred in the prior year.

     In-Process Research and Development Costs. We recorded immaterial in-process research and development costs of $0.3 million associated with our acquisition of HelioGraph.

     Warrants Issued to a Third Party. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of warrants issued to a third party. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”

Liquidity and Capital Resources

     The following chart summarizes our Consolidated Statement of Cash Flows for the three months ended September 30, 2003, and December 31, 2003, as well as for the six months ended December 31, 2003:

	Three Months Ended		Six Months
			Ended
	September 30,	December 31,	December 31,
	2003	2003	2003

		(in thousands)
Net cash provided by (used in):
Operating activities	$27,002	$41,374	$68,376
Investing activities	(49,237)	48,790	(447)
Financing activities	413	(171,070)	(170,657)

Net decrease in cash and cash equivalents	$(21,822)	$(80,906)	$(102,728)

     As of December 31, 2003, we have $187.9 million of cash, cash equivalents and short-term investments on hand and an additional $86.5 million in long-term investments. Our balance sheet reflects a current ratio of 3.3 and related working capital of $243.3 million. On December 17, 2003, we announced our intention to purchase American Payment Systems, Inc. (“APS”) from its parent corporation, UIL Holdings, for approximately $110.0 million in cash. This transaction is expected to close by the end of fiscal 2004, subject to the receipt of regulatory approvals and satisfaction of customary closing conditions, and we plan to pay for it out of existing cash and investment balances. Due primarily to processing efficiency improvement initiatives, we have experienced a significant increase in operating cash flow over the past several years. We expect cash flow from operations approaching $170 million for our fiscal year ending June 30, 2004. Due to state and federal operating loss and credit carryforwards, we do not expect to pay other than alternative minimum taxes for eight to fourteen months. However, the acquisition of APS may further extend this timeframe. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock through August 2004. As of December 31, 2003, no such purchases have taken place.

     Through the six months ended December 31, 2003, we have generated $68.4 million of cash from operating activities. During our first quarter, we typically use a significant amount of cash to pay annual incentive compensation and commissions related to seasonally high sales from the previous quarter, which is why cash flow from operations in the quarter ended September 30, 2003 was only 65% of the amount we generated in the quarter ended December 31, 2003. Also, in the quarter ended December 31, 2003, we used $4.8 million of cash from operations to fund the call premium associated with the redemption of our 6.5% Convertible Subordinated Notes. While timing of cash payments and collections can cause fluctuations from quarter to quarter, we expect to generate positive cash from operations for the full year ended June 30, 2004. As a result of efforts to improve our operating efficiency, we have been able to generate an increasing amount of cash from operating activities over the past several quarters and expect this trend to continue for the foreseeable future.

     From an investing perspective, we used $49.2 million of cash for the three months ended September 30, 2003, and generated cash of $48.8 million in the quarter ended December 31, 2003. In the quarter ended September 30, 2003, we used $5.4 million of cash for the purchase of property and software, $0.9 million in capitalized software development costs, and $42.9 million in the net purchases and maturities of securities. In the quarter ended December 31, 2003, $68.9 million of cash generated from the net sales and purchases of securities was offset by $15.7 million of cash used in the acquisition of HelioGraph, $3.7 million in the purchase of property and software, and $0.7 million in the capitalization of software development costs. As noted above, the expected closing of the acquisition of APS between now and June 30, 2004, will result in a future use of cash of approximately $110.0 million. We expect our full year purchases of property and software for our existing operations not to exceed $25 million, but based on the timing of the closing of the APS acquisition, this expectation could change depending on the capital needs of that business.

     From a financing perspective, for the three months ended September 30, 2003, we generated $0.4 million of cash flow and for the three months ended December 31, 2003, we used $171.1 million of cash. In the quarter ended September 30, 2003, we received $0.6 million from option exercises and $1.1 million from payroll deductions set aside for our employee stock purchase plan, and we used $1.3 million of cash for principal payments under capital lease and other long-term obligations. In the quarter ended December 31, 2003, we used $172.5 million of cash to redeem the entire outstanding balance of our 6.5% Convertible Subordinated Notes and $0.5 million for principal payments under capital lease and other long-term obligations, offset by the generation of $1.2 million of cash from option exercises and $0.7 million from payroll deductions set aside for our employee stock purchase plan.

     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of December 31, 2003, and do not anticipate any change in the foreseeable future.

     The following chart summarizes our contractual obligations (in thousands):

	Payments Due
	Year Ended June 30,

		2004	2005 to	2007 to
Contractual Obligations	Total	(Remaining)	2006	2008	Thereafter

Operating leases	$99,742	$8,977	$23,292	$19,594	$47,879
Capital lease obligations	2,346	805	1,541	—	—
Other long-term obligations	6,492	3,012	3,480	—	—

Total contractual cash obligations	$108,580	$12,794	$28,313	$19,594	$47,879

     When we combine existing cash and investment balances with expectations of positive cash flow from operations in the near future, we believe we will have sufficient cash to fund the acquisition of APS and meet our presently anticipated operating and capital requirements and contractual obligations for the foreseeable future.

Recent Accounting Pronouncements

     There have been no recent accounting pronouncements beyond those we reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 15, 2003.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding management’s intent, belief and expectations, such as statements concerning our future profitability, and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report or in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption Business – Business Risks in our Annual Report on Form 10-K for the year ended June 30, 2003, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report are based on information presently available to our management. We assume no obligation to update any forward-looking statements contained herein.

Recent Developments

     Agreement to Acquire American Payment Systems. On December 17, 2003, we announced our intent to purchase APS from its parent, UIL Holdings Corporation, for approximately $110 million. Pending the clearance of regulatory requirements and the satisfaction of customary closing conditions, we expect the acquisition to be completed by June 30, 2004, the end of our current fiscal year. Upon completion of the transaction, we expect APS to become a part of our Electronic Commerce business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     With the acquisition of BlueGill in April 2000, we obtained operations in Canada, and with the acquisition of HelioGraph in November 2003, we now maintain several offices in the United Kingdom. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Consequently, we began to utilize pounds sterling as the functional currency for the United Kingdom in the quarter ended December 31, 2003, and will begin using the Canadian dollar as the functional currency for Canada in the quarter ending March 31, 2004. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

     While our international sales represented less than two percent of our revenue for the three months ended December 31, 2003, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk is limited to the yield we earn on invested cash, cash equivalents and investments and interest based revenue earned on products such as our account balance transfer business. Our outstanding lease obligations carry a fixed interest rate. Our Investment Policy was changed effective October 30, 2003, to allow for the use of derivatives for hedging purposes in the future, however as of December 31, 2003, we have not entered into any such derivative instruments.

Item 4. Controls and Procedures.

     Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds.

     On December 12, 2003, the Company redeemed the entire outstanding aggregate principal amount of $172,500,000 of its 6.5% Convertible Subordinated Notes due 2006. Pursuant to the terms of the Indenture governing the notes, the Company optionally redeemed the notes at a redemption price of 102.79% of the principal amount thereof plus accrued but unpaid interest to, but not including the date of redemption of the notes.

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2003 Annual Meeting of Stockholders of the Company was held on Wednesday, October 29, 2003, for the following purposes:

(1)	To elect two Class II Directors each to serve for a three-year term expiring at the 2006 Annual Meeting of Stockholders or until their respective successors have been elected or appointed;

(2)	To approve and adopt the CheckFree Corporation 2003 Incentive Compensation Plan; and

(3)	To consider a stockholder proposal presented by Calvert Asset Management Company, Inc.

     Proposal 1: The Board of Director’s proposal to elect the following two nominees as Class II Directors of the Company, to serve until the 2006 Annual Meeting of Stockholders or until his successor is elected and qualified was approved, with the following vote:

	Number of Shares Voted

Director		Withhold
Nominees	For	Authority	Total

Mark A. Johnson	79,855,146	2,539,314	82,394,460
Eugene F. Quinn	77,077,639	5,316,821	82,394,460

The following are our directors whose terms of office continued after the Annual Meeting: Peter J. Kight (term expires in 2004), Lewis C. Levin (term expires in 2004), Jeffrey M. Wilkins (term expires in 2004), William P. Boardman (term expires in 2005), James D. Dixon (term expires in 2005) and Henry C. Duques (term expires in 2005).

     Proposal 2: The Board of Director’s proposal to approve and adopt the CheckFree Corporation 2003 Incentive Compensation Plan was approved, with the following vote:

Number of Shares Voted

For	Against	Abstain	Total

80,570,108	1,791,088	33,264	82,394,460

     Proposal 3: Calvert Asset Management Company, Inc., a stockholder of the Company, presented the following proposal:

That the Board of Directors, or its Nominating Committee, in its search for suitable board candidates, makes a greater effort to search for qualified women and minority candidates for nomination to the Board of Directors. To that end, we request that the company provide to shareholders, at reasonable expense, four months from the date of the 2004 annual meeting, a report including a description of: (1) the company’s efforts to encourage diversified representation on the board; (2) a description of the criteria for selecting board members; (3) a description of the process used to select board nominees; and (4) a description of the process used to select the board’s nominating committee members.

     The proposal was not approved, with the following vote:

Number of Shares Voted

For	Against	Abstain*	Total

13,182,651	50,013,890	19,197,919	82,394,460

*Includes 13,330,188 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit	Exhibit
Number	Description

2*	Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003. (The Company agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request).

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

(b)	Reports on Form 8-K.

                    We filed and/or furnished with the Securities and Exchange Commission the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

(i)	On October 21, 2003, we furnished a Current Report on Form 8-K (“Form 8-K”) (Item 12) in connection with our issuance of earnings for our first quarter ended September 30, 2003;

(ii)	On November 11, 2003, we filed a Form 8-K (Item 5) to announce that we had called for redemption all of our 6.5% Convertible Subordinated Notes due 2006;

(iii)	On December 4, 2003, we filed (Item 5) and furnished (Item 9) a Form 8-K to announce that we had amended our alliance agreement with Bank of America (Item 5) and that we had made no changes to our previously announced financial expectations for the quarter ending December 31, 2003 (Item 9);

(iv)	On December 12, 2003, we filed a Form 8-K (Item 5) to announce that we had closed the redemption of our 6.5% Convertible Subordinated Notes due 2006; and

(v)	On December 17, 2003, we filed a Form 8-K (Item 5) to announce that we had entered into an agreement with UIL Holdings Corporation to acquire American Payment Systems, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: February 12, 2004	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice
President and Chief Financial Officer*
(Principal Financial Officer)

Date: February 12, 2004	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President,
Controller, and Chief Accounting Officer
(Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

2*	Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003 (the Company agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request).

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.