Form 10-Q
period 2004-03-31
CHECKFREE CORP \GA\
filed 2004-05-14
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,043,283 shares of Common Stock, $.01 par value, were outstanding at May 10, 2004.

FORM 10-Q

CHECKFREE CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,851	$209,358
Investments	77,795	69,674
Restricted investments	—	3,000
Accounts receivable, net	84,321	74,846
Accounts receivable, related parties	7,243	6,780
Prepaid expenses and other assets	10,387	9,708
Deferred income taxes	63,243	41,202

Total current assets	405,840	414,568
PROPERTY AND EQUIPMENT, NET	86,223	94,853
OTHER ASSETS:
Capitalized software, net	13,319	23,612
Goodwill	537,878	523,231
Strategic agreements, net	302,376	395,332
Other intangible assets, net	3,470	4,801
Investments	77,305	121,615
Other noncurrent assets	5,159	9,258

Total other assets	939,507	1,077,849

Total assets	$1,431,570	$1,587,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,004	$9,705
Accrued liabilities	55,669	59,140
Current portion of long-term obligations	4,469	4,894
Deferred revenue	36,636	36,543

Total current liabilities	106,778	110,282
ACCRUED RENT AND OTHER	3,733	3,419
DEFERRED INCOME TAXES	35,936	28,728
LONG-TERM OBLIGATIONS – LESS CURRENT PORTION	2,291	4,192
CONVERTIBLE SUBORDINATED NOTES	—	172,500
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,006,163 and 89,266,370 shares, respectively	900	893
Additional paid-in-capital	2,465,046	2,449,374
Accumulated other comprehensive income	344	471
Accumulated deficit	(1,183,458)	(1,182,589)

Total stockholders’ equity	1,282,832	1,268,149

Total liabilities and stockholders’ equity	$1,431,570	$1,587,270

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenues:
Processing and servicing:
Third parties	$123,633	$113,434	$360,594	$329,718
Related parties	11,193	8,465	30,124	22,680

Total processing and servicing	134,826	121,899	390,718	352,398
License fees	7,628	5,703	17,306	16,647
Maintenance fees	7,044	6,563	21,157	19,066
Other	5,740	7,136	17,257	18,930

Total revenues	155,238	141,301	446,438	407,041

Expenses:
Cost of processing, servicing and support	60,732	59,103	180,818	177,994
Research and development	17,199	13,595	48,204	39,104
Sales and marketing	13,126	13,631	38,657	40,582
General and administrative	12,413	9,656	35,608	28,657
Depreciation and amortization	42,381	57,011	135,378	170,987
In-process research and development	—	—	324	—

Total expenses	145,851	152,996	438,989	457,324

Income (loss) from operations	9,387	(11,695)	7,449	(50,283)
Interest, net	1,098	(1,589)	(8,490)	(4,055)
Loss on investments	—	(1,297)	—	(3,228)

Income (loss) before income taxes and cumulative effect of accounting change	10,485	(14,581)	(1,041)	(57,566)
Income tax expense (benefit)	2,789	(6,751)	(172)	(25,247)

Income (loss) before cumulative effect of accounting change	7,696	(7,830)	(869)	(32,319)
Cumulative effect of accounting change	—	—	—	(2,894)

Net income (loss)	$7,696	$(7,830)	$(869)	$(35,213)

Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.09	$(0.09)	$(0.01)	$(0.36)
Cumulative effect of accounting change	—	—	—	(0.03)

Net income (loss)	$0.09	$(0.09)	$(0.01)	$(0.40)

Weighted average number of shares	89,924	88,949	89,669	88,672

Diluted income (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.08	$(0.09)	$(0.01)	$(0.36)
Cumulative effect of accounting change	—	—	—	(0.03)

Net income (loss)	$0.08	$(0.09)	$(0.01)	$(0.40)

Weighted average number of shares	92,053	88,949	89,669	88,672

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2004	2003
	(In thousands)
Operating activities:
Net loss	$(869)	$(35,213)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135,378	170,987
Deferred income tax benefit	(11,767)	(24,274)
Write off of convertible notes issuance costs	2,407	—
Write off of in-process research and development	324	—
Cumulative effect of accounting change	—	2,894
Impact of warrants	—	(644)
Loss on investments	—	3,228
Net loss on disposition of property and equipment	9	426
Change in certain assets and liabilities:
Accounts receivable	(7,027)	6,524
Prepaid expenses and other	1,213	(3,301)
Accounts payable	(591)	(370)
Accrued liabilities and other	(681)	(1,370)
Deferred revenue	(1,196)	(2,971)

Net cash provided by operating activities	117,200	115,916
Investing activities:
Purchase of property and software	(16,893)	(20,800)
Proceeds from sale of assets	—	580
Capitalization of software development costs	(2,269)	(3,133)
Purchase of investments – held to maturity	(511)	(38,031)
Proceeds from maturities of investments – held to maturity	32,279	102,047
Purchase of investments – available for sale	(135,602)	(102,990)
Proceeds from investments – available for sale	142,829	10,966
Purchase of other investments	(74)	(85)
Purchase of business, net of cash acquired	(16,173)	—

Net cash provided by (used in) investing activities	3,586	(51,446)
Financing activities:
Principal payments under capital lease and other long-term obligations	(3,179)	(9,208)
Redemption of convertible notes	(172,500)	—
Proceeds from stock options exercised	5,584	5,407
Proceeds from employee stock purchase plan	2,630	2,271

Net cash used in financing activities	(167,465)	(1,530)

Effect of exchange rate changes on cash and cash equivalents	172	—
Net increase (decrease) in cash and cash equivalents	(46,507)	62,940
Cash and cash equivalents:
Beginning of period	209,358	115,009

End of period	$162,851	$177,949

See Notes to Interim Unaudited Condensed Consolidated Financial Statements.

CHECKFREE CORPORATION AND SUBSIDIARIES

Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Three and Nine Months Ended March 31, 2004 and 2003

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements and notes thereto have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) for interim financial reporting. The results of operations for the three and nine months ended March 31, 2004 and 2003, are not necessarily indicative of the results for the full year.

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

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$7,696	$(7,830)	$(869)	$(35,213)
Stock-based compensation (reversal) included in net income (loss), net of tax	346	(125)	1,381	(107)
Stock-based compensation under SFAS 123, net of tax	(3,124)	(6,249)	(13,200)	(21,573)

Pro forma net income (loss)	$4,918	$(14,204)	$(12,688)	$(56,893)

Pro forma net income (loss) per share:
Basic	$0.05	$(0.16)	$(0.14)	$(0.64)

Diluted	$0.05	$(0.16)	$(0.14)	$(0.64)

     Foreign Currency Translation

     For all non-U.S. subsidiaries, the functional currency is the local currency. Assets, liabilities, revenues and expenses are translated using current and historical exchange rates in accordance with SFAS No. 52, “Foreign Currency Translation.” Translation adjustments are reported in accumulated other comprehensive income, a separate component of shareholders’ equity.

     Recent Accounting Pronouncements

     FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) was issued in January 2003 and addresses consolidation by business enterprises of special purpose or off-balance sheet entities. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB issued an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 was applicable immediately to any VIE formed after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, was required to apply the provisions of FIN 46 for the first interim or annual reporting period ending after December 15, 2003. The implementation of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

     Reclassifications

     Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2004 presentation.

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

     In November 2003, the Company completed its acquisition of HelioGraph, Ltd. for approximately $18,756,000 in cash. HelioGraph is a part of CheckFree Financial and Compliance Solutions, a business unit within the Company’s Software Division. In connection with the acquisition of HelioGraph, the Company recorded a charge of $324,000 for purchased in-process research and development. The HelioGraph acquisition is not material to the Company.

     In December 2003, the Company announced an agreement to acquire American Payment Systems, Inc., from its parent corporation UIL Holdings, for approximately $110,000,000 in cash. The transaction is expected to close before June 30, 2004, subject to the receipt of state regulatory approvals and satisfaction of customary closing conditions. This acquisition will not be significant to the Company.

     As of March 31, 2004, the Company’s only non-amortizing intangible asset is goodwill of $537,878,000. The changes in the carrying value of goodwill by segment from June 30, 2002, to March 31, 2004, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2002	$503,255	$16,116	$11,387	$530,758
Reclassification of workforce, net of tax	483	867	—	1,350
Impairment loss from adoption of SFAS 142	—	(2,894)	—	(2,894)
Fourth quarter impairment loss	—	(5,983)	—	(5,983)

Balance as of June 30, 2003	503,738	8,106	11,387	523,231
Goodwill acquired	—	14,647	—	14,647

Balance as of March 31, 2004	$503,738	$22,753	$11,387	$537,878

     The components of the Company’s various amortized intangible assets are as follows (in thousands):

	March 31,	June 30,
	2004	2003
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$166,578
Internal development costs	31,438	29,170

Total	198,896	195,748
Less: accumulated amortization	185,577	172,136

Capitalized software, net	$13,319	$23,612

Strategic agreements:
Strategic agreements (1)	$744,424	$744,424
Less: accumulated amortization	442,048	349,092

Strategic agreements, net	$302,376	$395,332

Other intangible assets:
Tradenames	$48,078	$47,968
Customer base	35,278	34,758
Covenants not to compete	1,610	1,200

Total	84,966	83,926
Less: accumulated amortization	81,496	79,125

Other intangible assets, net	$3,470	$4,801

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.

     Amortization of intangible assets totaled $33,431,000 and $47,664,000 for the three months ended March 31, 2004 and 2003, respectively, and $108,768,000 and $143,408,000 for the nine months ended March 31, 2004 and 2003, respectively. Amortization expense for the year ended June 30, 2004 and the next four fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2004	$136,421
2005	126,313
2006	42,989
2007	25,783
2008	25,565

3. Convertible Subordinated Notes

     In December 2003, the Company redeemed its 6.5% Convertible Subordinated Notes that were due on December 1, 2006. The $172,500,000 principal amount, along with a call premium of $4,813,000, was paid in cash. In addition, the Company incurred a non-cash charge of $2,407,000 due to the write off of the remaining unamortized bond issuance costs. These amounts are included in interest expense for the nine months ended March 31, 2004.

4. Common Stock

     In the nine months ended March 31, 2004, the Company issued stock for various employee benefit programs. The Company issued 149,844 shares to fund its 401(k) match, the cost of which was accrued in the year ended June 30, 2003, and 173,693 shares of common stock in conjunction with its employee stock purchase plan, which was funded through employee payroll deductions in the immediately preceding six-month period.

     In June 2003, the Company made an offer (the “Tender Offer”) to certain employees to exchange options with exercise prices greater than or equal to $44.00 per share currently outstanding under the Company’s 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of the Company’s common stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer will vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,163,668 options participated in the Tender Offer. The Company made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer and will issue up to 246,000 shares of stock under the 2002 Stock Incentive Plan over the next three years as the restricted stock units vest. The Company recorded an expense of $519,000 and $2,215,000 for the three and nine months ended March 31, 2004, respectively, for cash payments made and the vesting of restricted stock units.

5. Earnings Per Share

     The following table reconciles the differences in income and shares outstanding between basic and diluted for the periods indicated (in thousands except per share data):

	For the Three Months Ended
	March 31, 2004			March 31, 2003
			Per-			Per-
	Income/(Loss)	Shares	Share	Income/(Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$7,696	89,924	$0.09	$(7,830)	88,949	$(0.09)

Effect of dilutive securities:
Options and warrants	—	2,129		—	—

Diluted EPS	$7,696	92,053	$0.08	$(7,830)	88,949	$(0.09)

For the Nine Months Ended
	March 31, 2004			March 31, 2003
			Per-			Per-
	Income/(Loss)	Shares	Share	Income/(Loss)	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(869)	89,669	$(0.01)	$(35,213)	88,672	$(0.40)

Effect of dilutive securities:
Options and warrants	—	—		—	—

Diluted EPS	$(869)	89,669	$(0.01)	$(35,213)	88,672	$(0.40)

     Anti-dilution provisions of SFAS 128, “Earnings Per Share,” require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income for the nine months ended March 31, 2004, an additional 5,354,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation. Had the company recognized net income for the three and nine months ended March 31, 2003, an additional 3,973,000 and 1,923,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation, respectively. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 1,933,000 for the nine months ended March 31, 2004, and 1,082,000 and 342,000 for the three and nine months ended March 31, 2003, respectively.

     The weighted average diluted common shares outstanding for the three and nine months ended March 31, 2004 and 2003, exclude the effect of approximately 2,961,000, 3,255,000, 6,481,000 and 8,030,000 of out-of-the-money options and warrants, respectively. In addition, the weighted average diluted common shares outstanding for all periods exclude the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. The after-tax effect of interest expense on the convertible subordinated notes for all periods has not been added back to the numerator, as its effect would be anti-dilutive. The convertible subordinated notes were redeemed in December 2003.

6. Reorganization Charges

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

		Office
	Severance	Closure
	and Other	and
	Employee	Business	Other Exit
	Costs	Exit Costs	Costs	Total
Initial reorganization charge	$10,962	$3,677	$86	$14,725
Cash payments, year ended June 30, 2002	(6,261)	(649)	(15)	(6,925)

Reorganization reserve at June 30, 2002	4,701	3,028	71	7,800
Additional reorganization charge	165	1,248	(8)	1,405
Cash payments, year ended June 30, 2003	(4,866)	(2,739)	(63)	(7,668)

Balance as of June 30, 2003	—	1,537	—	1,537
Cash payments, nine months ended March 31, 2004	—	(537)	—	(537)

Balance as of March 31, 2004	$—	$1,000	$—	$1,000

7. Supplemental Disclosure of Cash Flow Information (in thousands)

	Nine Months Ended
	March 31,
	2004	2003
Interest paid	$5,986	$6,192

Call premium paid for redemption of convertible notes	$4,813	$—

Income taxes paid	$8,322	$1,951

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$954	$13,017

Stock funding of 401(k) match	$3,144	$3,229

Stock funding of Associate Stock Purchase Plan	$3,208	$3,272

8. Related Parties

     On September 1, 2000, the Company acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17 million shares of common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of common stock and Microsoft continues to own those shares as of March 31, 2004. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to the Company’s board for such time as they own at least 6,425,438 shares of common stock. Therefore, Microsoft is considered a related party.

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

     Pursuant to the terms of the TransPoint acquisition, First Data is entitled to nominate one director to the Company’s board for such time as they own at least 4,925,438 shares of common stock. Although First Data owned less than 4,925,438 shares of common stock as of March 31, 2004, First Data owned in excess of 4,925,438 shares of common stock at the time of the director’s most recent re-election to the Board. The director’s term expires at the 2005 Annual Meeting of Stockholders, and First Data is considered a related party until such time.

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

9. Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income (loss), plus certain other items that are recorded directly to stockholders’ equity, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$7,696	$(7,830)	$(869)	$(35,213)
Other comprehensive income (loss):
Foreign currency translation adjustments	108	—	108	—
Unrealized holding gains (losses) on investments, net of tax	134	(7)	(329)	306
Less: reclassification adjustments for gains (losses) realized in net income	1	—	94	—

Net unrealized gains (losses) on investments	135	(7)	(235)	306

Comprehensive income (loss)	$7,939	$(7,837)	$(996)	$(34,907)

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

     The following sets forth certain financial information attributable to the Company’s business segments for the three and nine months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Electronic Commerce	$115,181	$104,521	$334,224	$299,337
Investment Services	21,546	20,439	63,304	60,907
Software	18,511	16,341	48,910	46,797

Total	$155,238	$141,301	$446,438	$407,041

Segment operating income (loss):
Electronic Commerce	$41,001	$31,881	$113,884	$83,419
Investment Services	4,485	5,642	14,011	16,269
Software	4,554	5,116	10,347	12,139
Corporate	(8,584)	(8,344)	(25,807)	(24,450)

Total	41,456	34,295	112,435	87,377
Amortization of acquired intangible assets	(32,069)	(45,990)	(104,662)	(138,304)
Write off of in-process research and development costs	—	—	(324)	—
Impact of warrants	—	—	—	644
Loss on investments	—	(1,297)	—	(3,228)
Interest, net	1,098	(1,589)	(8,490)	(4,055)

Total loss before income taxes and cumulative effect of accounting change	$10,485	$(14,581)	$(1,041)	$(57,566)

11. Subsequent Events

     On April 2, 2004, the Company received a $25 million deposit from one of its customers in connection with a contract modification relating to the timing of transaction settlements. The agreement has an initial term of four years and automatically renews thereafter unless terminated with 180 days notice. During the term of the agreement, the Company will pay the customer a variable rate of interest on a monthly basis equal to the then current overnight repurchase agreement rate. The deposit will be reflected as a long-term liability in the Company’s financial statements. There are no restrictions on the deposit, and the funds will be available for general corporate use. The deposit will be refunded to the customer upon termination of the agreement.

     On April 23, 2004, the Company entered into three interest rate swap agreements. Each swap agreement has a notional amount of $25 million and an average life of 2.13 years.

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

     Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2003, we processed approximately 434 million electronic transactions and delivered approximately 32 million electronic bills. For the quarter ended March 31, 2004, we processed over 152 million electronic payments and delivered approximately 22.5 million electronic bills. In the quarter ended March 31, 2004, there were about 13 million consumers initiating payments via CheckFree supported technology. The number of transactions we process each year continues to grow. Growth in the number of transactions processed exceeded 37% for the year ended June 30, 2003, and 36% for the quarter ended March 31, 2004, against the same periods in the prior year. The Electronic Commerce division accounted for approximately 74% of our revenue in the quarter ended March 31, 2004.

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

     Through our Investment Services division, we provide a range of outsourced portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of March 31, 2004, our clients used the CheckFree APL Portfolio Accounting System to manage approximately 1.5 million portfolios totaling more than $900 billion in assets. The Investment Services division accounted for approximately 14% of our revenue in the quarter ended March 31, 2004.

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

     Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. The Software division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation’s nine billion annual Automated Clearing House (ACH) payments. The CheckFree Financial and Compliance Solutions (CFACS) unit enables organizations to handle their reconciliation and compliance requirements. On November 1, 2003, we acquired HelioGraph, Ltd., a UK based company that brings a financial transactions management solution with straight through processing expertise to our CFACS suite of products, in addition to international presence. The i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. The Software division accounted for approximately 12% of our revenue in the quarter ended March 31, 2004.

Executive Summary

     For the quarter ended March 31, 2004, we generated net income of $7.7 million. While on a year to date basis we generated a net loss of $0.9 million, we expect to be profitable for our fiscal year ending June 30, 2004. Through continued efforts to improve quality and efficiency throughout the company, we have generated $100.3 million in free cash flow (which we define as GAAP net cash provided from operating activities less capital expenditures) through the nine months ended March 31, 2004, and are on track to generate approximately $150.0 million in free cash flow for the fiscal year ended June 30, 2004, compared to the $133.5 million of free cash flow we generated in our fiscal year ended June 30, 2003. See “Use of Non-GAAP Financial Information” below for a further discussion of this measure. Free cash flow in this fiscal year, combined with cash, cash equivalents, short term and long term investments of $400.6 million as of June 30, 2003, allowed us to call our $172.5 million of 6.5% convertible subordinated notes during the year. Additionally, we used internally generated cash to acquire HelioGraph, Ltd. for its net purchase price of approximately $16.2 million, and expect to fund the closing of our planned acquisition of American Payment Systems, Inc. (APS) with approximately $110.0 million in cash by the end of our fiscal year. Although we have experienced increasingly positive operating results, we continue to invest heavily in all of our businesses, to take full advantage of anticipated growth opportunities.

     We continue to experience significant growth in transactions processed in our Electronic Commerce business, as over 13 million consumers initiated payments through CheckFree managed systems in the quarter ended March 31, 2004, up from nine million at this time last year. We previously reported that four large banks were moving their bill payment transactions to in-house managed systems. Despite the completion of this migration early in fiscal 2004, we have generated total transaction growth exceeding 33% on a year over year basis. In the quarter ended December 31, 2003, we announced amended contract terms with our largest customer, Bank of America, that resulted in a dampening of revenue growth in the quarter ended March 31, 2004, as the bank converted to a transaction based pricing model with volume based discounts that are more predictable than in the past. Continued efforts to improve quality and efficiency in our operations, combined with a steadily improving electronic payment rate and our ability to leverage a significant fixed cost base, have resulted in lower cost per transaction, offsetting volume based pricing discounts. Additionally, quarterly e-bills delivered in the three months ended March 31, 2004, exceeded 22.5 million, compared to 8.8 million in the same period last year. We believe that added availability of electronic bills will make electronic payment offerings even more compelling to consumers. Finally, in an effort to penetrate a part of the electronic billing and payment market in which we have not materially participated previously, in December 2003, we announced plans to acquire APS, a leading provider of agent based bill payments to the 20% of U.S. consumers who do not typically rely on bank products and services. We expect the acquisition to close in the quarter ending June 30, 2004, and plan to explore opportunities to leverage the strengths of both companies to further grow our business.

     After two years of slow growth due to the impact of a recessionary economy on the stock market, our Investment Services business is beginning to see growth in the number of portfolios managed and related revenue. To take full advantage of the emerging separately managed accounts market, we are investing heavily to upgrade our technology infrastructure in this business. While the near term investments will reduce our operating results in this segment over the next several quarters, we expect these investments to result in increased penetration and growth in this evolving market in the long-term.

     Our Software business generated higher license revenues in the quarter ended March 31, 2004, than we have seen in over two years. Some of this increased license revenue resulted from deals that were initially expected to close in the second quarter of 2004, while others closed earlier than expected. As we continue to fully integrate HelioGraph, which has added revenue to this business over the last two quarters, and continue to see new license sales, we expect improved operating results from the Software business.

     The following table sets forth as percentages of total operating revenues, certain consolidated statements of operations data:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Total Revenues:	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	39.1%	41.8%	40.5%	43.7%
Research and development	11.1%	9.6%	10.8%	9.6%
Sales and marketing	8.5%	9.7%	8.7%	10.0%
General and administrative	8.0%	6.8%	8.0%	7.0%
Depreciation and amortization	27.3%	40.4%	30.3%	42.0%
In-process research and development	—	—	0.1%	—

Total expenses	94.0%	108.3%	98.4%	112.4%

Income (loss) from operations	6.1%	(8.3)%	1.7%	(12.4)%
Interest, net	0.7%	(1.1)%	(1.9)%	(1.0)%
Loss on investments	—	(0.9)%	—	(0.8)%

Income (loss) before income taxes and cumulative effect of accounting change	6.8%	(10.3)%	(0.2)%	(14.1)%
Income tax expense (benefit)	1.8%	(4.8)%	—	(6.2)%

Income (loss) before cumulative effect of accounting change	5.0%	(5.5)%	(0.2)%	(7.9)%
Cumulative effect of accounting change	—	—	—	(0.7)%

Net income (loss)	5.0%	(5.5)%	(0.2)%	(8.6)%

Results of Operations

     The following table sets forth total company revenue for the three- and nine-month periods ended March 31, 2004 and 2003, respectively.

Total Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$155,238	$141,301	$13,937	9.9%
Nine months ended	$446,438	$407,041	$39,397	9.7%

     Quarter over quarter revenue growth was driven by 10% growth in our Electronic Commerce business, 5% percent growth in our Investment Services business, and a 13% increase in our Software business. Year over year revenue growth was driven by 12% growth in our Electronic Commerce business, 4% percent growth in our Investment Services business, and 5% percent growth in our Software business. The growth in our Electronic Commerce revenue was driven primarily by an increase in transactions processed from 111.9 million for the three months ended March 31, 2003, to 152.2 million for the three months ended March 31, 2004, and from 313.6 million for the nine months ended March 31, 2003, to 418.1 million for the nine months ended March 31, 2004. Transaction growth is offset by a decline in revenue per transaction caused primarily by a combination of tiered contractual pricing discounts and contract renewal pricing at lower than previous rates. Additionally, minimum revenue guarantees from Microsoft and First Data Corporation have increased by $2.3 million on a quarter over quarter basis, and by $6.8 million on a year over year basis. In the quarter ended December 31, 2003, we announced that we amended the contractual terms with our largest customer, Bank of America. The new contract converts Bank of America to transaction based versus subscriber based pricing and is expected to result in more predictable changes in quarterly revenue per transaction going forward.

     Growth in our Investment Services revenue was driven primarily by growth in the number of portfolios managed, from approximately 1.2 million as of March 31, 2003, to about 1.5 million as of March 31, 2004. Economic conditions throughout our fiscal year ending June 30, 2003, resulted in portfolios managed remaining essentially flat at about 1.2 million. As the stock market rebound progressed into our 2004 fiscal year, the number of portfolios we manage increased to approximately 1.3 million by September 30, 2003, to approximately 1.4 million as of December 31, 2003, and to about 1.5 million as of March 31, 2004. In some cases, new portfolios are being added to our APL system at a lower price point, where we have granted price reductions in connection with gaining long term revenue growth, and by a mix shift resulting from increased volume from broker dealers at a lower price. As investors continue to move back into equity investments, we expect growth rates of portfolios and revenue to improve.

     Our Software business executed well in the third quarter of 2004. Our sales pipeline remains strong, however, customers continue to take longer to evaluate discretionary software purchases. The 13% growth we experienced in total revenue on a quarter over quarter basis was driven primarily by our acquisition of HelioGraph in the quarter ended December 31, 2003. On a year over year basis, growth was driven primarily by the acquisition of HelioGraph. Strong execution in the quarter was the result of carryover software arrangements from the December 31, 2003 quarter and a few contracts closing sooner than we expected. As a result, while we believe we will experience similarly strong license revenue in the June 30, 2004 quarter, we do not expect the same seasonal spike in license revenue in the quarter as experienced in prior years.

     The following tables set forth comparative revenues, by type, for the three- and nine-month periods ended March 31, 2004 and 2003, respectively.

Processing and Servicing Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$134,826	$121,899	$12,927	10.6%
Nine months ended	$390,718	$352,398	$38,320	10.9%

     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. Growth in processing and servicing revenue has come primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. While expected transaction volume diverted from CheckFree to in-house solutions by four large bank customers has dampened our growth during the transition, growth in the remainder of our Electronic Commerce business, including the addition of two large bank customers, has outpaced diverted transactions. We delivered approximately 55.7 million electronic bills in the nine months ended March 31, 2004, with a price point of approximately $0.20 per e-bill, representing an increase of almost 175% over the 20.4 million bills delivered during the nine months ended March 31, 2003. Our commercial agreements with Microsoft and First Data Corporation, resulting from our acquisition of TransPoint in September 2000, include monthly minimum revenue guarantees consistent with other consumer service providers. The minimums for Microsoft and First Data Corporation increase annually over the five-year term of the agreements. We continue to operate below the minimum revenue levels with both, and as a result of the increased minimum levels this quarter, revenue from Microsoft and First Data Corporation grew by approximately $2.3 million from the quarter ended March 31, 2003, to March 31, 2004, and by $6.8 million from the nine months ended March 31, 2003, to the nine months ended March 31, 2004. Somewhat offsetting this growth has been a reduction in market demand for our account balance transfer products. Also, one of our larger Health and Fitness customers migrated to an in-house solution over the past several months. Finally, as expected, our previously mentioned contract revisions with Bank of America late in the quarter ended December 31, 2003, caused a dampening of processing and servicing revenue growth, and we expect to return to more normal sequential growth rates in the quarter ending June 30, 2004.

License Fee Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$7,628	$5,703	$1,925	33.8%
Nine months ended	$17,306	$16,647	$659	4.0%

     Our quarter ended March 31, 2004, was our strongest license revenue quarter in over two years. Although HelioGraph contributed somewhat in the quarter ended December 31, 2003, we carried some software deals into the March 31, 2004 quarter from the previous quarter and closed a few in advance of what we expected from future quarters. While we expect our June 30, 2004 quarter to be about as strong as our March 31, 2004 quarter, we do not expect to see the same seasonal spike in our fiscal fourth quarter we have experienced in previous years.

Maintenance Fee Revenue (000’s)	March 31,		Change
	2004	2003	%	$
Three months ended	$7,044	$6,563	$481	7.3%
Nine months ended	$21,157	$19,066	$2,091	11.0%

     Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Our maintenance base has grown as a result of recent license sales, customer retention rates exceeding 80%, moderate price increases across all business units, and five months of revenue from the acquisition of HelioGraph. Although we defer revenue recognition on maintenance billings until cash is collected, which can cause quarter-to-quarter fluctuations, we expect minimal growth in maintenance fee revenue without additional license sales growth.

Other Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$5,740	$7,136	$(1,396)	(19.6)%
Nine months ended	$17,257	$18,930	$(1,673)	(8.8)%

     Other revenue consists mostly of consulting and implementation fees across all three of our businesses. In the nine months ended March 31, 2003, we had one custom software implementation project that generated a significant amount of consulting revenue in that period that has not recurred in the current year.

     The following set of tables provides line-by-line expense comparisons with their relative percentages of total company revenue for the three- and nine-month periods ending March 31, 2004.

Cost of Processing, Servicing and Support (000’s)	March 31,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Three months ended	$60,732	39.1%	$59,103	41.8%
Nine months ended	$180,818	40.5%	$177,994	43.7%

     In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive cost per transaction improvement. Also, in Electronic Commerce, our electronic payment rate has increased from 74% as of March 31, 2003, to 78% as of March 31, 2004. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. Cost per transaction improvement continues to be one of our most important ongoing efforts as we take advantage of scale efficiency opportunities in this part of our business.

Research and Development (000’s)	March 31,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Three months ended	$17,199	11.1%	$13,595	9.6%
Nine months ended	$48,204	10.8%	$39,104	9.6%

     Including capitalized development costs of $0.6 million for the three months ended March 31, 2004, and $1.8 million for the three months ended March 31, 2003, gross expenditures for research and development were $17.8 million, or 11.5% of total revenue, for the three months ended March 31, 2004, and were $15.4 million, or 10.9% of total revenue, for the three months ended March 31, 2003. Including capitalized development costs of $2.3 million for the nine months ended March 31, 2004, and $3.1 million for the nine months ended March 31, 2003, gross expenditures for research and development were $50.5 million, or 11.3% of total revenue, for the nine months ended March 31, 2004, and were $42.2 million, or 10.4% of total revenue, for the nine months ended March 31, 2003. We continue to invest heavily in product enhancement and productivity improvement initiatives in all of our business segments, and we added moderate levels of research and development spending with the acquisition of HelioGraph beginning in the December 31, 2003 quarter. While we have seen growth both in absolute dollars and as a percentage of revenue, quarter over quarter, we expect the level of quarterly spending to remain about the same or modestly higher in absolute dollars for the remainder of the fiscal year as we invest in our Investment Services business.

Sales and Marketing (000’s)	March 31,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Three months ended	$13,126	8.5%	$13,631	9.7%
Nine months ended	$38,657	8.7%	$40,582	10.0%

     The decrease in sales and marketing costs, as a percentage of revenue, is due primarily to the fact that the predominance of our revenue growth has taken place in our Electronic Commerce business, which has less associated variable sales commissions. On an absolute dollar basis, we have incurred less general awareness marketing program expense in the first nine months of fiscal 2004 than we had in the same period of the previous year. However, these expenses have historically fluctuated due to the nature and timing of various programs. As license revenues are expected to remain high for the fourth quarter of 2004, and we resume general awareness marketing programs, we expect the dollar value of spending in sales and marketing to approach historical levels as we close out the fiscal year.

General and Administrative (000’s)	March 31,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Three months ended	$12,413	8.0%	$9,656	6.8%
Nine months ended	$35,608	8.0%	$28,657	7.0%

     The acquisition of HelioGraph in the quarter ended December 31, 2003, has added approximately $0.8 million of new quarterly general and administrative costs to our cost base. In the quarter ended March 31, 2004, we incurred approximately $0.5 million of costs associated with a closed facility in the Ann Arbor, Michigan area. Finally, our formula based calculation for allowance for doubtful account reserves resulted in a $0.8 million charge in the current quarter. We expect our general and administrative costs to increase year over year due primarily to regulatory compliance costs, and overall we expect that they will run between 7% and 8% of revenue in the coming quarters.

Depreciation and Amortization (000’s)	March 31,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Three months ended	$42,381	27.3%	$57,011	40.4%
Nine months ended	$135,378	30.3%	$170,987	42.0%

     Depreciation and amortization expense from operating fixed assets and internally capitalized product costs has decreased from $11.0 million for the three months ended March 31, 2003, to $10.3 million for the three months ended March 31, 2004, and from $32.7 million for the nine months ended March 31, 2003, to $30.7 million for the nine months ended March 31, 2004. The remainder of our depreciation and amortization costs represents acquisition related amortization. The decrease in non-acquisition related depreciation and amortization is the result of investments in replacement assets that carry lower costs than the assets they are replacing. The remaining reduction in depreciation and amortization is the result of lower acquisition related intangible amortization from intangible assets that have fully amortized since last year, or lower non-goodwill intangible assets balances resulting from impairment charges in the prior year.

In-Process Research and Development

     In the three month period ended December 31, 2003, we recorded immaterial in-process research and development costs of $0.3 million associated with our acquisition of HelioGraph.

Net Interest (000’s)	March 31,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Three months ended:
Interest income	$1,243		$1,647
Interest expense	(145)		(3,236)

Net interest	$1,098	0.7%	$(1,589)	(1.1)%

Nine months ended:
Interest income	$4,554		$5,714
Interest expense	(5,824)		(9,769)
Call premium expense	(4,813)		—
Unamortized note issuance cost	(2,407)		—

Net interest	$(8,490)	(1.9)%	$(4,055)	(1.0)%

     Despite an increase in average cash and invested assets on a year over year basis, interest income has declined as a result of lower average yields.

     Our interest expense has decreased significantly for the respective three and nine month periods. We continued to carry our 61/2% Convertible Subordinated Notes due 2006 at a balance of $172.5 million throughout the nine-month period ending March 31, 2003. We redeemed the notes in full on December 12, 2003. However, we incurred a cash charge of $4.8 million for a 2.79% call premium to redeem the notes prior to their scheduled maturity date, and we incurred a non-cash charge of $2.4 million to write off the remaining unamortized note issuance costs.

Loss on Investments

     Due to a decline in the market value of our investment in Payment Data Systems, Inc. (formerly Billserv, Inc.), which had been below our book basis for over six months, we judged the decline in the investment to be “other than temporary” and, accordingly, in the quarter ended December 31, 2002, we recorded a charge of $1.9 million to reflect the loss. As of March 31, 2004, although our carrying value for this asset is $0, its current market value is approximately $0.4 million.

Income Tax Expense / (Benefit) (000’s)	March 31,
	2004		2003
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$2,789	26.6%	$(6,751)	46.3%
Nine months ended	$(172)	16.5%	$(25,247)	43.9%

     Although we incurred a pre-tax loss for the first nine months of fiscal 2004, we achieved positive pre-tax earnings for the quarter ended March 31, 2004, and we expect to achieve positive pre-tax earnings on a full year basis for the fiscal year ending June 30, 2004. Our expected effective tax rate for the year will be approximately 17%. The research and experimentation tax credits we are earning will reduce our effective tax rate for the current fiscal year. Our effective rate will converge with the blended federal and state statutory rate of approximately 40% as pre-tax income turns positive and begins to grow. The increase in effective rate will have a significant impact on our profitability on a going forward basis.

Cumulative Effect of Accounting Change

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

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. The following table sets forth revenue and operating income by segment, for the periods noted:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		(in thousands)
Revenue:
Electronic Commerce	$115,181	$104,521	$334,224	$299,337
Investment Services	21,546	20,439	63,304	60,907
Software	18,511	16,341	48,910	46,797

Total revenue	$155,238	$141,301	$446,438	$407,041

Operating income (loss):
Electronic Commerce	$41,001	$31,881	$113,884	$83,419
Investment Services	4,485	5,642	14,011	16,269
Software	4,554	5,116	10,347	12,139
Corporate	(8,584)	(8,344)	(25,807)	(24,450)

Sub-Total	41,456	34,295	112,435	87,377
Purchase accounting amortization:
Electronic Commerce	(31,007)	(43,757)	(101,577)	(131,271)
Investment Services	(205)	(578)	(668)	(2,068)
Software	(857)	(1,655)	(2,417)	(4,965)
Write off of in-process research and development costs – Software	—	—	(324)	—
Warrants issued to third party – Electronic Commerce	—	—	—	644

Total income (loss) from operations	$9,387	$(11,695)	$7,449	$(50,283)

Electronic Commerce Segment Information:

Electronic Commerce Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$115,181	$104,521	$10,660	10.2%
Nine months ended	$334,224	$299,337	$34,887	11.7%

     Revenue growth in Electronic Commerce is primarily the result of an increase in transactions processed, the addition of two large bank customers, an increase in electronic bills distributed, and tiered TransPoint related revenue minimums, offset by contractual volume based price discounts, four bank customers transferring transaction volume to in-house systems, dampened demand for our account balance transfer product offering, and the loss of a large customer in our Health and Fitness business.

     We offer two basic levels of electronic billing and payment services to our Electronic Commerce customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, various levels of customer care, and other aspects of our service. Also, while a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing. Additionally, within Payment Services, we provide services to billers for electronic bill delivery and hosting, as well as other payment services, such as account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce, which includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services.

     The following table provides a trend of our core electronic billing and payment metrics in the three and nine month periods ending March 31, 2004 and March 31, 2003:

	Three Months Ended
	3/31/04	12/31/03	9/30/03	3/31/03	12/31/02	9/30/02
	(In millions)
Full Service Relationships
Revenue	$94.0	$91.8	$85.5	$81.5	$75.1	$71.6
Active Subscribers	5.5	5.0	4.6	3.9	3.5	3.2
Transactions processed	115.5	106.1	94.3	80.3	74.9	67.2

Payment Services Relationships
Revenue	$12.8	$12.0	$11.9	$12.8	$13.9	$14.7
Transactions processed	36.7	33.1	32.4	31.6	30.1	29.5

Other Electronic Commerce
Revenue	$8.4	$8.7	$9.2	$10.3	$9.2	$9.7
Non-cash warrant impact on revenue	—	—	—	—	—	$0.6

Totals
Electronic Commerce revenue	$115.2	$112.5	$106.6	$104.6	$98.2	$96.6
Transactions processed	152.2	139.2	126.7	111.9	105.0	96.7

     The primary drivers of the increase in Full Service revenue in the three and nine months ended March 31, 2004, over the same periods in the prior year, were growth in Full Service transactions processed of 42%, from 222.4 million for the nine months ended March 31, 2003, to 315.9 million for the nine months ended March 31, 2004, a $6.8 million increase in TransPoint revenue minimums on a year over year basis, and the addition of two large bank customers since June 30, 2003. Since the quarter ended September 30, 2002, two large customers moved Full Service transaction volume to in-house systems. Both banks completed their moves by the quarter ended September 30, 2003. The combination of these moves, price tier discounts earned by our largest customer, Bank of America, during the last twelve months, and additional discounts resulting from our previously mentioned contract amendment with Bank of America in the quarter ended December 31, 2003, resulted in Full Service revenue per transaction declines from $1.01 for the quarter ended March 31, 2003, to $0.81 for the quarter ended March 31, 2004.

     In the Payment Services area, the primary driver of the revenue decline on a year over year basis has been the movement of transactions to in-house solutions by two large bank customers since the quarter ended September 30, 2002. The first bank completed its move by December 31, 2002, and the second by the quarter ended December 31, 2003. Growth in the remaining Payment Services businesses has surpassed lost volume from these banks as quarterly revenue has returned to prior year levels and we expect transaction growth in the Payment Services area to be more predictable in the near future. We continued to see transaction growth in our other payment products on a year over year basis. However, with lower interest rates we expect less demand for balance transfers in the near term.

     The decline in Other Electronic Commerce revenue is due to the loss of a large Health and Fitness customer and less implementation revenue since March 31, 2003. Additionally, we recorded a non-cash addition to revenue of $0.6 million in the quarter ended September 30, 2002 related to a true-up of a previously recorded charge for warrants issued to a third party, that has negatively impacted our comparable nine month results.

Electronic Commerce Operating Income (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$41,001	$31,881	$9,120	28.6%
Nine months ended	$113,884	$83,419	$30,465	36.5%

     Our ratio of electronic payments to total payments has improved from 74% as of March 31, 2003, to 78% as of March 31, 2004. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. When combined with continued efforts toward improved quality and efficiency throughout Electronic Commerce and the leverage we are experiencing in the fixed cost base that is already in place, we realize a reduction in cost per transaction in advance of continued customer-based pressure on our revenue per transaction. This has resulted in an increase in operating income.

Investment Services Segment Information:

Investment Services Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$21,546	$20,439	$1,107	5.4%
Nine months ended	$63,304	$60,907	$2,397	3.9%

     Revenue derived from the volume of portfolios managed has begun to improve again, after several quarters of relatively flat results. The total amount of accounts managed has increased from 1.2 million at June 30, 2003 to almost 1.5 million at March 31, 2004. As the stock market has improved, we have seen growth in the number of portfolios managed. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed on a going forward basis.

Investment Services Operating Income (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$4,485	$5,642	$(1,157)	(20.5)%
Nine months ended.	$14,011	$16,269	$(2,258)	(13.9)%

     The reduction in operating income is due primarily to added investment in research and development programs to further improve our product offering in the market and efforts to improve our operational quality standards.

Software Segment Information:

Software Revenue (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$18,511	$16,341	$2,170	13.3%
Nine months ended	$48,910	$46,797	$2,113	4.5%

     With the acquisition of HelioGraph in November 2003, our efforts in Europe with an enterprise reconciliation solution, and new ACH software (marketed as PEP+ reACHTM) designed to take advantage of recent check conversion rules and regulations, we have seen Software revenue increase over the past two quarters. While license revenue in our March 31, 2004 quarter was our strongest in over two years, some of the revenue was a result of deals that were expected to close in the previous quarter and some was a result of deals that closed earlier than expected. Therefore, while we expect our June 30, 2004 quarter to be similar to the March 31, 2004 quarter, we do not expect a fourth quarter sequential increase in revenue.

Software Operating Income (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$4,554	$5,116	$(562)	(11.0)%
Nine months ended	$10,347	$12,139	$(1,792)	(14.8)%

     The decrease in operating income, both on quarter over quarter and year over year bases, is due primarily to increased costs associated with the HelioGraph acquisition that we completed in November 2003. Additionally, we incurred approximately $0.5 million of accrued costs associated with a closed facility we have been unable to sublease in the Ann Arbor, Michigan area. As we continue to integrate HelioGraph into our Software business and our license sales begin to improve, we expect near term improvement in operating income.

Corporate Segment Information:

Corporate Operating Loss (000’s)	March 31,		Change
	2004	2003	$	%
Three months ended	$(8,584)	$(8,344)	$(240)	(2.9)%
Nine months ended	$(25,807)	$(24,450)	$(1,357)	(5.6)%

     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We have been able to leverage our infrastructure costs by limiting additional corporate costs primarily to increased regulatory compliance costs.

Purchase Accounting Amortization:

Purchase Accounting Amortization Expense (000’s)
	March 31,		Change
	2004	2003	$	%
Three months ended	$32,069	$45,990	$(13,921)	(30.3)%
Nine months ended	$104,662	$138,304	$(33,642)	(24.3)%

     The purchase accounting amortization line in our segment revenue and operating income chart above represents the amortization of intangible assets resulting from all of our various acquisitions from 1996 forward. Although we have incurred a nominal amount of additional purchase accounting amortization expense related to intangible assets from the HelioGraph acquisition, the reduction in depreciation and amortization quarter over quarter and year over year is the result of intangible assets that have fully depreciated since last year and lower non-goodwill intangible asset balances resulting from impairment charges we incurred in fiscal 2003.

In-Process Research and Development Costs:

     In the three month period ended December 31, 2003, we recorded immaterial in-process research and development costs of $0.3 million associated with our acquisition of HelioGraph.

Warrants Issued to a Third Party:

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

Liquidity and Capital Resources

     The following chart summarizes our Consolidated Statement of Cash Flows for the three and nine months ended March 31, 2004:

	Three	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2004	2004
	(in thousands)
Net cash provided by (used in):
Operating activities	$48,824	$117,200
Investing activities	4,033	3,586
Financing activities	3,192	(167,465)
Effect of exchange rate changes on cash and cash equivalents	172	172

Net increase (decrease) in cash and cash equivalents	$56,221	$(46,507)

     As of March 31, 2004, we have $240.6 million of cash, cash equivalents and short-term investments on hand and an additional $77.3 million in long-term investments. Our balance sheet reflects a current ratio of 3.8 and related working capital of $299.1 million. On December 17, 2003, we announced our intention to purchase American Payment Systems, Inc. (APS) from its parent corporation, UIL Holdings, for approximately $110.0 million in cash. This transaction is expected to close by the end of fiscal 2004, subject to the receipt of state regulatory approvals and satisfaction of customary closing conditions, and we expect to pay for the acquisition of APS out of existing cash and investment balances. Due primarily to processing efficiency improvement initiatives, we have experienced a significant increase in operating cash flow over the past several years. We expect cash flow from operating activities of over $170 million for our fiscal year ending June 30, 2004, which will drive free cash flow approaching $150 million for the same period. Due to state and federal operating loss and credit carryforwards, we do not expect to pay income taxes other than alternative minimum taxes for five to eleven months, however, the acquisition of APS may further extend this timeframe. Considering our existing balances and expectations of positive cash flow from operations in the near future, we believe we have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock through August 2004. As of March 31, 2004, no such repurchases have taken place.

     In April 2004, we received a $25 million deposit from one of our customers in connection with a contract modification relating to the timing of transaction settlements. The agreement has an initial term of four years and automatically renews thereafter unless terminated with 180 days notice. We will pay the customer a variable rate of interest on a monthly basis equal to the then current overnight repurchase agreement rate. There are no restrictions on the deposit, and the funds will be available for general corporate use. We will refund the deposit upon termination of the agreement.

     We are in the process of obtaining a line of credit facility, and we expect the line of credit agreement to be completed in the fourth quarter of 2004. We have no immediate plans to borrow against this line of credit.

     Through the nine months ended March 31, 2004, we have generated $117.2 million of cash from operating activities. While timing of cash payments and collections can cause fluctuations from quarter to quarter, we expect to generate positive cash from operations for the full year ended June 30, 2004.

     From an investing perspective, we generated cash of $3.6 million in the nine months ended March 31, 2004. We generated approximately $38.9 million from the net sales and maturities of securities. We used $16.2 million of cash for the acquisition of HelioGraph in our Software business, $16.9 million for capital expenditures, and we have capitalized approximately $2.3 million in software development costs. As previously noted, the expected closing of the acquisition of APS between now and June 30, 2004, will result in a future use of cash of approximately $110.0 million. We expect our full year purchases of property and software for our existing operations not to exceed $25 million, but based on the timing of the closing of the APS acquisition, this expectation could change depending on the capital needs of this business.

     From a financing perspective, for the nine months ended March 31, 2004, we used $167.5 million of cash. In the quarter ended December 31, 2003, we used $172.5 million of cash to redeem the entire outstanding balance of our 6.5% convertible subordinated notes and, throughout the year, we used $3.2 million of cash for principal payments under capital leases and other long-term obligations. We have received $5.6 million of cash from the exercise of employee stock options and an additional $2.6 million from our employee stock purchase plan.

     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of March 31, 2004, and do not anticipate any change in the foreseeable future.

     The following chart summarizes our contractual obligations (in thousands):

	Payments Due
	Year Ended June 30,
Contractual Obligations	Total	2004 (Remaining)	2005 to 2006	2007 to 2008	Thereafter
Operating leases	$95,420	$4,208	$23,625	$19,913	$47,674
Capital lease obligations	1,943	402	1,541	—	—
Other long-term obligations	5,631	1,866	3,670	95	—

Total contractual cash obligations	$102,994	$6,476	$28,836	$20,008	$47,674

     When we combine existing cash and investment balances with expectations of positive cash flow from operations in the near future, we believe we will have sufficient cash to fund the acquisition of APS and meet our presently anticipated operating and capital requirements and contractual obligations for the foreseeable future.

Use of Non-GAAP Financial Information

     Free cash flow, which we define as GAAP net cash from operating activities less capital expenditures, is a measure we use in this Quarterly Report to evaluate our operations. This financial measure is not prepared in accordance with GAAP. We consider free cash flow to be a measure of liquidity that provides useful information to management and investors about the amount of cash we generate after the acquisition of property and equipment, which can be used for strategic and other purposes. Our free cash flow should be considered in addition to, and not as a substitute for, our GAAP results.

     Our free cash flow for the nine months ended March 31, 2004, and twelve months ended June 30, 2003, is calculated as follows (in thousands):

	Nine Months	Twelve Months
	Ended	Ended
	March 31, 2004	June 30, 2003
Net cash provided by operating activities	$117,200	$157,793
Less: capital expenditures	16,893	24,324

Free cash flow	$100,307	$133,469

     GAAP net cash provided by (used in) investing activities for the nine months ended March 31, 2004 and the twelve months ended June 30, 2003, was approximately $3.6 million and $(61.2) million, respectively. GAAP net cash provided by (used in) financing activities for the nine months ended March 31, 2004 and the twelve months ended June 30, 2003, was approximately $(167.5) million and $(2.3) million, respectively.

Recent Accounting Pronouncements

     FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) was issued in January 2003 and addresses consolidation by business enterprises of special purpose or off-balance sheet entities. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB issued an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated if our variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. FIN 46 was applicable immediately to any VIE formed after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003, was required to apply the provisions of FIN 46 for the first interim or annual reporting period ending after December 15, 2003. The implementation of FIN 46 did not have a material effect on our financial position or results of operations.

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

Recent Developments

     Agreement to Acquire American Payment Systems. On December 17, 2003, we announced our intent to purchase APS from its parent, UIL Holdings Corporation, for approximately $110 million. Pending the clearance of state regulatory requirements and the satisfaction of customary closing conditions, we expect the acquisition to be completed by the end of fiscal 2004. Upon completion of the transaction, we expect APS to become a part of our Electronic Commerce business.

     Joint Venture. We also recently announced a joint venture with BACS Limited, a United Kingdom-based payment network, that will utilize our i-Series software and the commercial application BACS offers through the UK banking network to develop and promote consolidated bill payment and presentment to the millions of online consumers in the UK.

     Interest Rate Swaps. On April 23, 2004, the Company entered into three interest rate swap agreements. Each swap agreement has a notional amount of $25 million and an average life of 2.13 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     With the acquisition of BlueGill in April 2000, we obtained operations in Canada, and with the acquisition of HelioGraph in November 2003, we now maintain multiple offices in the United Kingdom. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, and the Canadian dollar as the functional currency for Canada. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.

     While our international sales represented less than two percent of our revenue for the three months ended March 31, 2004, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk is limited to the yield we earn on invested cash, cash equivalents and investments and interest based revenue earned on products such as our account balance transfer business. Our outstanding lease obligations carry fixed interest rates.

     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These trust account balances are not included in our consolidated balance sheets. Revenue earned from interest on such balances is included in processing and servicing revenue.

     Our Investment Policy was changed effective October 30, 2003, to allow for the use of derivatives, such as interest rate swaps, for hedging purposes to effectively reduce the interest rate fluctuations on a portion of interest-sensitive revenues. As of March 31, 2004, we had not entered into any such derivative instruments. In April 2004, we entered into interest rate swap transactions totaling $75 million. Our investment policy does not allow us to use derivatives for speculative purposes.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (b)   Reports on Form 8-K.

                    We filed and/or furnished with the Securities and Exchange Commission the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

(i)	On January 20, 2004, we furnished a Current Report on Form 8-K (“Form 8-K”) (Item 12) in connection with our issuance of earnings for our second quarter ended December 31, 2003; and

(ii)	On March 23, 2004, we filed a Form 8-K (Item 5) in connection with our posting of our Code of Business Conduct on the “Investors Center” homepage of our corporate website, www.checkfreecorp.com.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: May 14, 2004	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice
President and Chief Financial Officer*
(Principal Financial Officer)

Date: May 14, 2004	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President,
Controller, and Chief Accounting Officer
(Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.