Form 10-K
period 2004-06-30
CHECKFREE CORP \GA\
filed 2004-09-03
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  ☑     No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☑     No  ☐

     The aggregate market value of our Common Stock held by our non-affiliates was approximately $2,304,874,304 on December 31, 2003.

     There were 90,437,646 shares of our Common Stock outstanding on August 19, 2004.

Documents Incorporated By Reference

     Portions of our Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

This page intentionally left blank.

Part I

Item 1. Business.

     All references to “we,” “us,” “our,” “CheckFree” or the “Company” in this Annual Report on Form 10-K mean CheckFree Corporation and all entities owned or controlled by CheckFree Corporation, except where it is made clear that the term only means the parent company.

Overview

     CheckFree was founded in 1981 as an electronic payment processing company and has become a leading provider of financial electronic commerce products and services. Our current business was developed through the expansion of our core electronic payments business and the acquisition of companies operating in similar or complementary businesses.

     Through our Electronic Commerce Division, we enable consumers to receive and pay bills. For the year ended June 30, 2004, we processed approximately 583 million transactions, and delivered approximately 82 million e-bills. For the quarter ended June 30, 2004, we processed nearly 163 million transactions and delivered approximately 26 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2004, growth in the number of transactions exceeded 34%. The Electronic Commerce Division accounts for approximately 75% of our annual revenue. On June 22, 2004, we acquired American Payment Systems, Inc. (“APS”), a leading provider of walk-in bill payment services to consumers. As part of the Electronic Commerce Division, APS enables us to reach consumers we had not previously serviced and to provide an additional service to billers.

     Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2004, our clients used the CheckFree APL portfolio accounting system to manage nearly 1.6 million portfolios, totaling more than $900 billion in assets. The Investment Services Division accounts for approximately 14% of our annual revenue.

     Through our Software Division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software Division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation’s nine billion Automated Clearing House (“ACH”) payments. The CheckFree Financial and Compliance Solutions (“CFACS”) unit enables organizations to manage their reconciliation and compliance requirements. On November 1, 2003, we acquired HelioGraph, Ltd., a United Kingdom-based company that brings a financial transactions management solution with straight through processing expertise to us and expands our international presence. The i-Solutions unit provides software and services that enable end-to-end electronic billing and electronic statement creation, delivery and payment. The Software Division accounts for approximately 11% of our annual revenue.

     We own many trademarks and service marks. This Annual Report on Form 10-K contains trade dress, trade names and trademarks of other companies. Use or display of other parties’ trademarks, trade dress or trade names is not intended to, and does not, imply a relationship with the trademark or trade dress owner.

Electronic Commerce Division

     Introduction. The Electronic Commerce Division enables consumers to receive and pay bills electronically. Its products enable consumers to:

•	receive e-bills through the Internet;

•	pay any bill — whether it arrives over the Internet or through traditional mail — to anyone; and

•	make payments not related to bills — to anyone.

     Consumers using our services access CheckFree’s system primarily through Consumer Service Providers (“CSPs”). CSPs are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites, and personal financial management software providers, that use our products to enable consumers to receive and/or pay bills electronically. We have relationships with hundreds of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using our products, are Bank of America, Charles Schwab & Co., Navy Federal Credit Union, MSN, PNC Bank, SunTrust Banks, Wachovia Bank, Washington Mutual, Inc. and U.S. Bank. This list of our CSPs is not exhaustive and does not fully represent our customer base. Consumers can also access our system through CheckFree hosted biller direct sites or through www.mycheckfree.com, an educational website where consumers can go to learn about and experience electronic billing.

     Industry Background. In 2003, 16.4 billion consumer bills were sent and 9.4% of those were delivered online, according to TowerGroup. On average, the cost to a biller of submitting a paper bill, including printing, postage and billing inserts, is $1.10 per bill (according to a Gartner study). In contrast, according to the same study, electronic bills reduce that cost by over half. Today, approximately 55% of major billers present electronic bills in one fashion or another, and an additional 30% of major billers have firm plans to do so, according to Gartner.

     In a 2001 study, the Federal Reserve estimated that 42.5 billion checks were written in the United States in 2000, down from about 50 billion in 1995. The use of checks for bill payment imposes significant costs on financial services organizations, businesses and their customers. These costs include the writing, mailing, recording and manual processing of checks. The majority of today’s consumer bill payments are completed using traditional paper-based methods. According to a March 2002 TowerGroup study of United States consumer bill payment methods, of the estimated 20.6 billion consumer bill payments forecasted for 2003, 72.1% were paid by paper check, 16% were paid by electronic means and the remainder were paid by other means (cash, payroll deduction, money order, etc.). By comparison, in 2002, consumers used checks to pay 73.6% of bills, and paid electronically 14.2% of the time. Many financial services organizations and businesses have invested in the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet, the relatively high cost of producing, printing and mailing a paper bill and the cost to financial services organizations, businesses and customers of processing paper checks will continue the trend toward increased usage of electronic methods to execute financial transactions.

     Products and Services. We provide a variety of products that allow consumers to receive and pay bills. CSPs can offer our services to customers either through a hosted application, known as CheckFree WebSM, or through various protocols that link online banking applications to our Genesis billing and payment engine. Through our CSPs, we support both Microsoft’s Money and Quicken® for electronic bill payment. In addition, we offer a small business-based version of CheckFree Web optimized for business users, CheckFree Web for Small BusinessSM. All products feature the ability to “pay anyone, anytime, anywhere” and the ability to receive hundreds of different bills electronically. The next generation of CheckFree Web was released in August 2004 and further advances the capabilities available to consumers, including same day and next day payments, and substantial ease-of-use improvements.

•	Electronic Billing or e-Bill Services. As of June 30, 2004, consumers could view 296 different e-bills through CSP websites or directly at our website. The following billers are some of our largest electronic billing customers, as determined by the number of consumers viewing and paying their e-bills: Bank of America Credit Card, JC Penney Card Services, SBC, Sam’s Club Credit, Macy’s, Home Depot Consumer Accounts, Lowe’s Consumer Credit Card, Sprint PCS, Verizon Corporation and Texaco. Actual e-bills delivered in the fourth quarter ended June 30, 2004, approached 26 million, which is an increase of 15% over the nearly 23 million e-bills distributed in the third quarter ended March 31, 2004, and an increase of more than 117% over the nearly 12 million e-bills delivered in the fourth quarter ended June 30, 2003. For the year, we delivered about 82 million e-bills. The number of CSPs where consumers can both view and pay bills grew by approximately 38% in 2004, with 1,308 CSPs now offering full electronic billing and payment.

•	Electronic Payment or the CheckFree PayAnyoneSM Service. Our PayAnyoneSM service allows consumers to literally pay anyone electronically using a variety of devices such as personal computers. Once a consumer has accessed the system, he or she can either elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve’s ACH, or in some instances other electronic methods such as Visa ePay, or by issuing a paper check or draft.

•	Automated Clearing House. The Federal Reserve’s ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. We access the ACH through an agreement with SunTrust Bank. Additional information on the ACH can be found at the Federal Reserve Commission’s website at www.federalreserve.gov.

•	Paper Checks or Drafts. When we are unable to move the funds electronically, we issue a paper check, drawn on our bank account, or a paper draft, drawn on the consumer’s bank account.

•	Payment Method Selection. Our Genesis system contains patented technology that determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We have been able to manage our risk of loss by using this technology to adjust the mix of electronic and paper transactions in individual cases such that, overall, we have not incurred losses in excess of 0.41% of our revenues in any of the past five years. We also maintained a reserve for these risks of $600,000 at June 30, 2004.

•	Walk-in Bill Payment Services. Through our acquisition of APS, we are able to offer walk-in bill payment services at more than 10,000 retail and agent locations throughout the United States. The acquisition combines the APS footprint with our current electronic billing and payment infrastructure to offer billing organizations a wider number of payment processing services from a single company.

     Usage Metrics. We report usage metrics in several ways. We report global numbers showing the total number of transactions. For the year ended June 30, 2004, we processed more than 583 million transactions and delivered about 82 million e-bills, which represented growth in transactions of over 34% for the year. We also report usage based on the relationship we have with the CSP, either a “Full Service” relationship or a “Payment Services” relationship. A Full Service relationship is one with a CSP that outsources the complete electronic billing and payment process to us. A Payment Services relationship is one with a CSP that utilizes only a subset of our electronic billing and payment services or uses one of our other Electronic Commerce Division products. Using these metrics, for the year ended June 30, 2004, we processed approximately 440 million transactions related to Full Service consumers and approximately 143 million transactions in the Payment Services category.

     The CheckFree Advantage. We have developed numerous systems and programs to enhance our billing and payment products.

•	Scalable Genesis Platform. The Genesis platform is an open infrastructure created to process e-bills and payments. Prior to the acquisition of APS, all transaction processing for all consumers using our services was performed on the Genesis platform, enabling us to improve our economies of scale.

•	Sigma Quality. In fiscal year 2000, we began an internal Sigma quality program, which ties employee performance evaluations and compensation to the achievement of process and system improvements which drive customer satisfaction. The program links key drivers of satisfaction to an internal set of metrics of system availability and payment accuracy and timeliness, to take our quality performance to 99.9%, or 4.6 Sigma. As a result of our Sigma quality program, in 2003, we voluntarily raised our service level agreements across our entire base of CSPs.

•	Electronic Payment Rate. Electronic payments are more efficient than paper payments, less expensive to process initially, result in fewer errors and result in fewer customer inquiries. As of June 30, 2004, we completed over 79% of our payments electronically. This compares to 75% as of June 30, 2003. In addition to sending a large majority of our payments electronically, we also have developed a process by which we include with the payment additional information the receiving merchant has given us about how its payment should be transmitted. We have established connectivity with thousands of merchants to provide this additional information.

•	Experienced Customer Care. We have approximately 775 trained, experienced customer care and merchant services staff located in facilities in Dublin, Ohio; Aurora, Illinois; and Phoenix, Arizona. The level and types of customer care services we provide vary depending upon the customer’s or CSP’s requirements. We provide both first- and second-tier support. When we provide first-tier customer care, we handle all inbound customer calls, in some cases under the CSP’s name. When we provide second-tier customer support, we provide payment research and support, and the CSP handles its own inbound customer calls. To maintain our customer care standards, we employ extensive internal monitoring systems, conduct ongoing customer surveys and provide comprehensive training programs.

•	Real-Time Payment Processing for Walk-In Bill Payments. We offer billers a “real-time” payment solution, meaning that billers can receive customer payment information as soon as payments are made at one of our retail agent locations, assuring that unnecessary service shut-offs of customers who pay their bills at the last minute are avoided. Real-time payments also have the advantage of minimizing calls to a biller’s call center by providing the biller’s customer with the confidence that the biller has already received his payment even before the customer leaves the agent location. Today, this technology accounts for over one-third of the walk-in bill payments that we process.

     Our Business Strategy. Our business strategy is to provide an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial services organizations, Internet-based information sites, businesses that generate recurring bills and statements, and their customers. We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:

•	Drive increased adoption of electronic commerce services by consumers. We believe that consumers will move their financial transactions from traditional paper-based to electronic methods if they have an easy-to-access, easy-to-use, secure, and cost-effective method for receiving and paying their bills electronically. To drive this transition, we make our e-bill and payment services available directly, through CSPs and through biller sites so that e-bills are available wherever consumers feel most comfortable viewing and paying them. We also price our services to our customers in such a way as to facilitate their offering electronic billing and payment to a broad array of consumers. CSPs and billers pay us based on the number of their consumers enabled to use our system, the number of transactions we process, or some combination of both. The price charged for each consumer or each transaction is negotiated individually with each CSP and may vary depending on:

•	the services provided to the consumers;

•	the nature of the transactions processed; and

•	the volume of consumers, transactions, or both.

We believe this flexibility equips our CSPs and billers to provide consumers with services that will meet their needs, and that this flexibility makes it more attractive for CSPs and billers to promote our electronic billing and payment service.

•	Continue to improve operational efficiency and effectiveness. We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Our Sigma quality program, high electronic rate, consolidation of platforms, the scalability of the Genesis system and high-quality customer care centers all help us achieve greater efficiencies.

•	Drive new forms of electronic commerce services. We intend to leverage our infrastructure and distribution channels to address the requirements of consumers and businesses in new electronic commerce applications. For example, through our purchase of APS, we now offer a more complete suite of payment services to meet the needs of consumers and billers. In addition, our core payment and processing network can manage person-to-person and small business payments, as well as payments made at Internet merchant sites.

     Technology, Research and Development. Our core technology capabilities were developed to handle settlement services, merchant database services and online inquiry services on a traditional mainframe system with direct communications to businesses. We have implemented a logical, nationwide “n-tier” internetworking infrastructure, which networks together any number of other networks, passing transaction data among them. For example, we internetwork together networks of billers, consumers, CSPs, retail agents and financial institutions to complete electronic billing and payment transactions. Consumers, businesses and financial services organizations access our electronic billing and payment transaction internetworking infrastructure through the Internet, dial-up telephone lines, privately leased lines or various types of communications networks. Our computing complex in Norcross, Georgia, houses a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Intel platforms or Unix servers. We have developed databases and information files that allow accurate editing and initiation of payments to billers. These databases have been constructed over the past 23 years as a result of our transaction processing experience.

     As part of our disaster recovery systems, we utilize IBM Business Recovery Services and EMC’s remote disk mirroring technology. Using this system, we are able to recover technical infrastructure, client communications, in-flight payments and first-tier customer care within 24 hours.

     We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce and financial application software markets. Additionally, we use independent third party software development contractors as needed.

     Sales, Marketing and Distribution. Our marketing and distribution strategy has been to create and maintain distribution alliances that maximize access to potential customers for our services. We do not, for the most part, market to, or have a direct relationship with, consumers or end-users of our products and services. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. These alliances include our relationship with CSPs; with billers; with Biller Service Providers (or BSPs) such as Kubra Data Transfer, Ltd., and CSG Systems, Inc.; and with value-added resellers such as Fiserv, FundsXpress, Digital Insight, PSCU Financial Services and S1 Corporation. This list of BSPs and resellers is not exhaustive and does not fully represent our customer base.

     In order to foster a better understanding of the needs of our CSPs, billers, BSPs and resellers, we employ a number of relationship managers assigned to each of these specific customers. We also employ marketing personnel to facilitate joint consumer acquisition programs with each of these customer groups, and to share industry knowledge and previously developed campaigns with their marketing departments. Our alliance partners market our services in numerous ways, including television, radio and print advertising, in some cases offering bill payment services for free.

     Competition. We face significant competition for all of our products. Our primary competition is the continuance of traditional paper-based methods for receiving and paying bills, both on the part of consumers and billers. In addition, the possibility of billers and CSPs using internal development and management resources to create in-house systems to handle electronic billing and payment remains a competitive threat.

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

     Western Union, a division of First Data Corporation (“FDC”), and Viad compete with our walk-in bill payment services. Each has a national network of retail and agent locations. We also compete with smaller walk-in bill payment providers in different regions of the United States and with billers who have created in-house systems to handle walk-in bill payments.

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

     Acquisitions. Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions related to the Electronic Commerce Division include Servantis Systems Holdings, Inc. in February 1996, Intuit Services Corporation in January 1997, and MSFDC, L.L.C. (“TransPoint”) in September 2000. In October 2000, we completed a strategic agreement with Bank of America, under which we acquired certain of Bank of America’s electronic billing and payment assets. In June 2004, we acquired APS.

Investment Services Division

     Introduction. The Investment Services Division provides a range of portfolio management services to help more than 275 financial institutions, including broker dealers, money managers and investment advisors, deliver portfolio management, performance measurement and reporting services to their clients, primarily for processing separately managed accounts (“SMA” or “SMAs”).

     Our client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of “wrap,” or SMAs, money management products, or institutional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing turnkey solutions.

     Investment Services’ primary product is a real-time portfolio management system called CheckFree APL, which is used by 40 of the top 50 brokers in the United States and 36 of the top 40 money managers. As of June 30, 2004, our clients used the CheckFree APLSM portfolio accounting system to manage nearly 1.6 million portfolios representing more than $900 billion in assets.

     Industry Background. Industry analysts (including Cerulli Associates and Financial Research Corporation (2003)) predict a compound annual growth in the SMA business to exceed 20% over the next several years. This projected growth is due primarily to the marketing of fee-based services, like SMAs by brokerage companies, and consumers’ desire to more efficiently manage the tax implications of their investments by leveraging SMAs.

     Products and Services. Our portfolio management products and services provide the following functions:

•	proposal generation;

•	account open and trading capabilities;

•	performance measurement and reporting;

•	decision support tools;

•	tax lot accounting;

•	multiple strategy portfolios;

•	straight through processing; and

•	Depository Trust Corporation interfacing.

     In fiscal 2003, we enhanced our CheckFree APL product by creating a Multiple Strategy Portfolio (“MSP”) solution. This solution allows our clients to track, on a combined basis, the portfolios of their customers, even when multiple portfolios are managed by different asset managers. We currently have 21 clients using this solution and over 30,000 accounts under management.

     Revenues in our portfolio management services are generated per portfolio under management through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our information services and software is typically generated through multi-year or annual agreements.

     Technology. Our Investment Services Division utilizes IBM technology to run the portfolio management software on a Unix platform. Services are provided primarily as a service bureau offering with the data center residing in Chicago, Illinois and four concentration hub sites located in Jersey City, Newark, Boston and San Diego. In addition to the dedicated private network, clients use frame relay services from several companies to access services. We plan to introduce a new technology platform to replace our existing platform over the next few years that will include enhanced functionality and further drive reductions in processing costs.

     Sales, Marketing and Distribution. We market CheckFree APL through our direct sales force. We generate new customers through direct solicitation, user groups and advertisements. We also participate in trade shows and sponsor industry seminars for distribution alliances.

     Competition. Investment Services competes with potential customers building their own internal portfolio accounting systems. We also compete with providers of portfolio accounting software and services like Advent Software, DST, Vestmark, and IDS, and service bureau providers like SunGard Portfolio Solutions and Financial Models Company.

     Other Products and Services. In addition to our APL portfolio management products, the Investment Services Division also offers proposal generation, investment performance, and reporting products and services. Marketed under M-Pact, M-Search® and M-Watch®, these products manage data for 1,300 managers and 5,600 investment products.

     Acquisitions. Our current business was developed through the acquisition of Security APL, Inc. in May 1996, and Möbius Group, Inc. in March 1999.

Software Division

     The Software Division operates three units, each of which delivers software, maintenance, support and professional services. These units are ACH Solutions, CFACS, and i-Solutions.

•	ACH Solutions. Our ACH Solutions unit provides ACH software and services. ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. Approximately 80% of the nation’s top 50 ACH originators use our solutions for ACH processing, and more than two-thirds of the nation’s nine billion ACH payments are processed each year through institutions using our software systems. In addition to the United States, we have provided electronic payment technology in Asia, South America and Central America.

ACH Solutions markets software under the product name PEP+™ (Paperless Entry Processing System). PEP+ is an online, real-time system that enables the originating and receiving of payments through the ACH system. These electronic transactions are substitutes for paper checks, and are typically used for recurring payments such as direct deposit payroll payments; corporate payments to contractors and vendors; debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills; and business-to-business payments. Our PEP+reACH™ product, that can be used with our PEP+ software, allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments.

•	CheckFree Financial and Compliance Solutions. CFACS provides software and professional services that enable organizations to perform automated reconciliation and maintain compliance with federal and state regulations. Banks, bank holding companies, securities and insurance firms, corporations, and government agencies use our reconciliation and compliance products and services. Our reconciliation solutions are marketed under the CheckFree RECON-Plus™ and CheckFree RECON Securities™ brands. These systems reconcile high volumes of complex transactions that are spread across multiple internal and external systems and include securities transaction processing, automated deposit verification, consolidated bank account reconciliation and cash mobilization, and improved cash control. In fiscal 2002, we released RECON-Plus Frontier™, a multi-tier reconciliation system that operates over the Internet. In November 2003, we acquired HelioGraph, Ltd. to expand our product set to provide intelligent workflow and control applications to optimize business process management. Our solutions enable the management, monitoring and measurement of the flow of securities and cash transactions across a local or global enterprise. These products are marketed under the names CheckFree TradeFlow TPM™, CheckFree Message Broker™, CheckFree Message Workstation™ and CheckFree eVent™. The CFACS compliance products support unclaimed property management and compliance reporting.

•	i-Solutions. i-Solutions provides end-to-end business-to-consumer and business-to-business software and services for electronic billing and electronic statement creation, delivery and payment.

CheckFree i-Solutions software enables billers to create online bills and statements and distribute them to their customers for viewing and payment. Our software and outsourced application hosting services deliver:

•	e-bill and e-statement creation;

•	e-bill and e-statement delivery;

•	e-bill payment transaction management and security;

•	e-bill payment tracking and history;

•	online marketing from the biller to its customers; and

•	customer care.

i-Solutions products are marketed around the world and i-Solutions software has been sold in 23 countries.

     Licenses. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software at a single site. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types and levels of services we provide. Multiple site licenses are available for an additional fee. In our license agreements, we generally warrant that our products will function in accordance with the specifications set forth in our product documentation. License fees are generally due upon software delivery to the customer.

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

     In the electronic statement creation and financial applications software markets, we compete directly or indirectly with a number of firms, including large diversified computer software service companies and independent suppliers of software products. CheckFree i-Solutions’ electronic statement and billing creation software products compete primarily with edocs, Inc., Avolent Software and with billers building their own solutions rather than buying software or outsourcing the service. The RECON-Plus products compete with Accurate and SmartStream. Our PEP+ products compete with Transaction Systems Architects, Inc.

     Acquisitions. Our current business was developed through the acquisition of Servantis Systems Holdings, Inc. in February 1996, BlueGill Technologies, Inc. in April 2000 and HelioGraph, Ltd. in November 2003.

     For further financial information about our segments, revenue derived from foreign sales and geographic locations of our long-lived assets, please see Note 20 to Consolidated Financial Statements.

Government Regulation

     We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. The Federal Financial Institutions Examination Council (“FFIEC”), however, periodically audits us, because we are a supplier of products and services to financial services organizations. The FFIEC is made up of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. In addition, because we use the ACH to process many of our transactions, we are subject to the rules of the Federal Reserve Board, which currently allow us to use the ACH by using a routing number assigned to a bank.

     In conducting our business, however, we are subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act (“BSA”) to expand the definition of money services businesses so that it may include businesses such as CheckFree. Several states have also passed legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have registered under this legislation in specific instances. In addition, as are all U.S. citizens, we are subject to the regulations of the Office of Foreign Assets Control targeted at money laundering. Further, we are a “financial institution” within the meaning of the Gramm-Leach-Bliley Act, which governs notice to consumers about the financial institution’s policies with respect to use of customer data and restricts certain use and disclosure of customer data. Finally, we are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve’s Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial services organizations that offer these services.

     Our walk-in bill payment service conducted through APS is considered a money services business and as such is registered with the Financial Crimes Enforcement Network. In consideration of certain risks posed, the nature of the products and services, the customer base served and the size of APS’ operations, we have established and we maintain a program to provide a system of controls and procedures reasonably designed to detect, prevent and report actual or suspected violations of the BSA, money laundering statutes, anti-terrorism statutes and other illicit activity while assuring daily adherence to the BSA. In addition, APS currently maintains 35 state licenses to comply with various state legislation regulating money transmitters and is subject to annual audits by those states.

Intellectual Property Rights

     We regard our financial transaction services and related products as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We have been issued 23 patents in the United States and abroad. The majority of these patents cover various facets of electronic billing and/or payment. We also have a large number of pending patent applications. We own more than 36 domestic and foreign trade and service mark registrations related to products or services and have additional registrations pending.

Employees

     As of June 30, 2004, we employed approximately 3,000 full-time employees, including approximately 530 in research and development, approximately 775 in customer care, approximately 245 in sales and marketing and approximately 1,450 in administration, financial control, corporate services, human resources and other processing and service personnel. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified management, technical, marketing, business development and sales personnel.

Business Risks

     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending June 30, 2005 (and the individual fiscal quarters therein), and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

Risks Related to Our Business

The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to sustain profitability.

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

We have not consistently operated profitably in the past and may experience net losses in the future.

     We have not consistently operated profitably to date. Since our inception, our accumulated losses have totaled approximately $1.17 billion. We incurred:

•	a loss from operations of $535.5 million and net loss of $440.9 million for the fiscal year ended June 30, 2002; and

•	a loss from operations of $73.5 million and net loss of $52.1 million for the fiscal year ended June 30, 2003.

     We experienced operating income of $19.8 million and net income of $10.5 million in fiscal 2004, but we could experience net losses or may not be able to sustain profitability in the future. For the fiscal year ended June 30, 2004, we invested about $66.3 million in research and development and $51.9 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact an investment in our business and limit our ability to pay dividends in the future to our stockholders.

Our future profitability depends upon our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods.

     Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2005 in programs designed to:

•	drive consumer awareness of electronic billing and payment;

•	encourage consumers to sign up for and use our electronic billing and payment services offered by our distribution partners;

•	continue to refine our infrastructure to handle seamless processing of transactions;

•	continue to develop state-of-the-art, easy-to-use technology; and

•	increase the number of bills we can present and pay electronically.

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

     In Electronic Commerce, our primary competition remains the traditional paper-based methods of paying and receiving bills. In addition, a number of banks have developed their own internal solutions for all or portions of the electronic bill presentment and payment process. Wells Fargo & Co., Bank One, J.P. Morgan Chase and Wachovia currently have in-house solutions for all or a portion of the integrated services we provide. We do not know whether other banks that currently outsource the bill presentment and payment process to us will decide to construct in-house solutions in the future. Although the banks who decide to use an in-house solution may continue to use our services for some portion of their electronic bill presentment and payment product, we may not provide the same range of services as we currently do and, therefore, we may not receive the same amount of revenue from these banks.

     We also compete directly with Metavante, a division of Marshall and Ilsley Corporation, which currently offers a pay anyone solution to financial service organizations. Over the past several years, Metavante has completed or announced several acquisitions in the electronic bill presentment and payment area, including the purchase of CyberBills, Derivion, Paytrust and Spectrum. We also face potential competition from MasterCard International. We cannot assure you that we will be able to compete effectively against Metavante and MasterCard, or against financial services organizations and billers building their own electronic billing and payment solutions internally, or against other current and future electronic commerce competitors.

     In addition, we cannot assure you that we will be able to compete effectively against current and future competitors in the investment services and software products markets. The markets for our Investment Services and Software products are also highly competitive. In Investment Services, our competition comes from providers of portfolio accounting software and outsourced services and from in-house solutions developed by large financial institutions. In Software, our competition comes from several different market segments, including large diversified computer software and service companies and independent suppliers of software products.

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

     Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account and credit card information, social security numbers, and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our services;

•	deter consumers from using our services;

•	harm our reputation;

•	expose us to liability;

•	increase our expenses from potential remediation costs; and

•	decrease market acceptance of electronic commerce transactions.

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

     In Electronic Commerce, we rely on our contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. Similarly, in Investment Services, we rely upon financial institutions, including broker dealers, money managers and investment advisors to market investment accounts to consumers and thereby increase portfolios on our APL system. These contracts are an important source of the growth in demand for our electronic commerce and investment service products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

Consolidation in the financial services industry may adversely affect our ability to sell our electronic commerce services, investment services and software.

     Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition and results of operations. This consolidation could cause us to lose:

•	current and potential customers;

•	business opportunities, if combined financial services organizations were to determine that it is more efficient to develop in-house services similar to ours or offer our competitors’ products or services; and

•	revenue, if combined financial services organizations were able to negotiate a greater volume discount for, or to discontinue the use of, our products and services.

One customer accounts for a significant percentage of our revenue.

     We have one customer, Bank of America that accounts for 19.6% of our total revenue, which reflects their use of products in all three of our business segments. The loss or renegotiation of our contract with Bank of America or a significant decline in the number of transactions we process for them could have a material adverse effect on our business, financial condition and results of operations. No other customer accounts for more than 10% of our total revenue.

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

Our future profitability depends on a decrease in the cost of processing payment transactions.

     If we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Many factors contribute to our ability to decrease the cost of processing transactions, including our Sigma quality program, our customer care efficiency program, our processing technology optimization program, and our focus on continually increasing the number of transactions we process electronically. Our electronic rate, or percentage of transactions processed electronically, was more than 71% at the end of fiscal year 2002, more than 75% at the end of fiscal year 2003 and 79% at the end of fiscal year 2004. As a result of the combined effects of programs focused on quality and process improvements, maximizing efficiency, and improving electronic processing rates, our total Electronic Commerce cost per transaction processed decreased more than 24% as of June 30, 2004, as compared to June 30, 2003. Our future profitability will depend, in part, on our ability to continue to decrease this cost.

The transactions we process expose us to fraud and credit risks.

     Losses resulting from returned transactions, merchant fraud or erroneous transmissions could result in liability to financial services organizations, merchants or subscribers, which could have a material adverse effect on our business, financial condition and results of operations. Although ameliorated by reversibility arrangements with many billers, the electronic and conventional paper-based transactions we process expose us to credit risks. These include risks arising from returned transactions caused by:

•	insufficient funds;

•	unauthorized use;

•	stop payment orders;

•	payment disputes;

•	closed accounts;

•	theft;

•	frozen accounts; and

•	fraud.

     We are also exposed to credit risk from merchant fraud and erroneous transmissions.

We could experience significant losses due to our reliance on agents for walk-in bill payment services.

     Through our contractual relationships with billers, we guarantee consumer payments made at our retail or agent locations regardless of whether an agent makes timely deposits of funds collected. We could suffer significant losses if we are unable to manage and control agents making correct and timely deposits.

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

     We depend heavily on the reliability of our processing systems in both the Electronic Commerce and Investment Services Divisions. A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss but we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. In addition, in our Electronic Commerce Division, we guarantee the delivery of payments and any failure on our part to perform may result in late payments or penalties to third parties on behalf of our subscribers. In our Investment Services Division, a failure of our system could result in incorrect or mistimed stock trades that may result in third party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption by events that are beyond our control. Events that could cause system interruptions include:

•	fire;

•	natural disaster;

•	unauthorized entry;

•	power loss;

•	telecommunications failure;

•	computer viruses; and

•	terrorist acts.

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

     Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

•	additional development costs;

•	diversion of technical and other resources from our other development efforts;

•	loss of credibility with current or potential customers;

•	harm to our reputation; or

•	exposure to liability claims.

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

     We have historically experienced seasonal fluctuations in our electronic commerce and software sales, and we expect to experience similar fluctuations in the future, which could cause our stock price to decrease unexpectedly. Our growth in electronic commerce transactions is affected by seasonal factors, such as holiday-based resolutions consumers make to manage finances better, and the fact that most financial institutions traditionally conduct their largest consumer marketing campaigns in the fall months. These seasonal factors may impact our operating results by concentrating consumer acquisition and set-up costs, which may not be immediately offset by revenue increases primarily due to introductory service price discounts. Additionally, online interactive service consumers generally tend to be less active users during the summer months, resulting in lower revenue during this period. Our software sales have historically been affected by calendar year end, our fiscal year end, buying patterns of financial services organizations and our sales compensation structure, which measures sales performance at our June 30 fiscal year end.

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

     The Federal Reserve rules provide that we can only access the Federal Reserve’s ACH through a bank. If the Federal Reserve rules were to change to further restrict our access to the ACH or limit our ability to provide ACH transaction processing services, it could have a material adverse effect on our business, financial condition and results of operations.

Our walk-in bill payment business is subject to government regulation and any violation of such regulations could result in civil or criminal penalties or a prohibition against providing money transmitter services in particular jurisdictions.

     We conduct our walk-in bill payment business through APS. In many states in which APS operates, it is licensed as a money transmitter. These licenses require APS to demonstrate and maintain certain levels of net worth and liquidity and also require APS to file periodic reports. In addition to state licensing requirements, APS is subject to regulation in the United States by the federal government, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. APS has developed a compliance program to monitor its business for compliance with regulatory requirements and has developed and implemented policies and procedures to monitor all of its transactions in order to comply with federal reporting and recordkeeping requirements. Notwithstanding these efforts, the complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

A weak economy could have a materially adverse impact on our business.

     A weak United States economy could have a material adverse impact on our business. In a weak economy, companies may postpone or cancel new software purchases or limit the amount of money they spend on technology and marketing. In the Investment Services Division, growth depends upon individuals and companies continuing to invest in the United States equity markets. To the extent the United States stock markets see a decrease in investment, we may see a decrease in portfolio accounts.

Our quarterly operating results fluctuate and may not accurately predict our future performance.

     Our quarterly results of operations have varied significantly and probably will continue to do so in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	changes in our pricing policies or those of our competitors;

•	loss of customers due to competitors or in-house solutions;

•	relative rates of acquisition of new customers;

•	seasonal patterns;

•	delays in the introduction of new or enhanced services, software and related products by us or our competitors or market acceptance of these products and services; and

•	other changes in operating expenses, personnel and general economic conditions.

     As a result, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.

Our marketing agreement with FDC and our commercial alliance agreement with Microsoft Corporation may limit the flexibility of management.

     The marketing agreement we executed with FDC requires us to purchase payment processing and other products from FDC under specified circumstances, even if our management has other reasons for choosing a different supplier. In addition, our commercial alliance agreement with Microsoft Corporation (“Microsoft”) requires us to develop our products that are used with products made by Microsoft in ways that conform to specified standards. Accordingly, as a result of these arrangements with Microsoft and FDC, both of which were entered into as part of our acquisition of TransPoint, our management’s flexibility to make business decisions may be limited in various respects.

Risks Related to Our Common Stock

Our common stock has been volatile since December 31, 2000.

     Since December 31, 2000, our stock price has been volatile, trading at a high of $58.25 per share and a low of $7.45 per share. The volatility in our stock price has been caused by:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated fluctuations in our transaction and consumer growth;

•	announcements by us, our competitors or our customers;

•	announcements of the introduction of new or enhanced products and services by us or our competitors;

•	announcements of joint development efforts or corporate partnerships in the electronic commerce market;

•	market conditions in the banking, telecommunications, technology and other emerging growth sectors;

•	rumors relating to our competitors or us; and

•	general market or economic conditions.

Availability of significant amounts of our common stock for sale in the future could adversely affect our stock price.

     The availability for future sale of a substantial number of shares of our common stock in the public market or otherwise, or issuance of common stock upon the exercise of stock options or warrants could adversely affect the market price for our common stock. As of August 19, 2004, we had outstanding 90,437,646 shares of our common stock, of which 84,170,929 shares were held by non-affiliates. The holders of the remaining 6,266,717 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of August 19, 2004, we also had:

•	up to 9,220,803 shares available for issuance under our stock option and stock incentive plans, under which there are (1) outstanding options to purchase 5,537,701 shares of our common stock, of which options for 3,649,069 shares were fully vested and exercisable at an average weighted exercise price of approximately $29.24 per share, and (2) 505,617 outstanding shares of restricted stock;

•	issued warrants to purchase 7,500,000 shares of our common stock, of which warrants for 2,500,000 shares were fully vested and exercisable at a weighted exercise price of approximately $28.86 per share;

•	up to 884,788 shares available for issuance under our Associate Stock Purchase Plan; and

•	up to 1,073,953 shares available for issuance under our 401(k) Plan.

     As of August 19, 2004, the following entities held shares or warrants to purchase shares of our common stock in the following amounts:

•	Microsoft, which holds 8,567,250 shares;

•	The former members of Integrion Financial Network, L.L.C. collectively hold warrants to purchase up to 1,500,000 shares which are fully vested and exercisable;

•	Bank One, which holds warrants to purchase 1,000,000 shares, which are fully vested and exercisable; and

•	Bank of America, which holds 3,710,608 shares of record, 450,000 of the vested Integrion warrants and warrants to purchase up to 5,000,000 shares, which warrants are not currently vested.

     Each of Bank One, Bank of America and the former members of Integrion may be entitled to registration rights. If the former members of Integrion, Bank One or Bank of America, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.

     In connection with the TransPoint acquisition, we filed a shelf registration statement on behalf of Microsoft, FDC and Citibank that allows continuous resales of the shares that each received as a result of the TransPoint acquisition. Citibank was not restricted in its ability to transfer its shares of our common stock, and we believe it has sold all of the shares that it acquired as a result of this acquisition. Microsoft and FDC were limited in their ability to transfer their shares of our common stock through September 1, 2002, pursuant to stockholder agreements with us. Since September 1, 2002, FDC has sold a significant number of its shares and no longer holds in excess of 5% of our common stock. Microsoft continues to hold its shares of our common stock but as of September 1, 2003, could sell up to the greater of 1% of our average weekly trading volume or 1% of our outstanding common stock in reliance on registration exemptions. In addition, Microsoft and FDC are permitted to a limited extent to engage in hedging transactions with respect to our common stock.

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

     Our certificate of incorporation and by-laws contain provisions that may have the effect of delaying or preventing a change in control, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	division of our board of directors into three classes serving staggered three-year terms;

•	removal of our directors by the stockholders only for cause upon 80% stockholder approval;

•	prohibiting our stockholders from calling a special meeting of stockholders;

•	ability to issue additional shares of our common stock or preferred stock without stockholder approval;

•	prohibiting our stockholders from unilaterally amending our certificate of incorporation or by-laws except with 80% stockholder approval; and

•	advance notice requirements for raising business or making nominations at stockholders’ meetings.

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

     We also are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors.

     In addition, both our commercial alliance agreement with Microsoft and our marketing agreement with FDC, each of which we executed in connection with the closing of the TransPoint acquisition, allow the termination of the agreement by Microsoft or FDC, as the case may be, under specific change of control circumstances. If either Microsoft or FDC terminates under these circumstances, we will lose a portion of the future revenue guarantees under the applicable agreement. This potential termination event could discourage third parties from acquiring us.

We are subject to significant influence by some stockholders that may have the effect of delaying or preventing a change in control.

     At August 19, 2004, our directors, executive officers and Microsoft collectively owned approximately 16.4% of the outstanding shares of our common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control.

Available Information

     We make available free of charge on our corporate website, www.checkfreecorp.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct, which is applicable to all of our directors, officers and associates, including our principal executive officer, principal financial officer and principal accounting officer, is also available at the “Corporate Governance” section of the Investor Center page of our corporate website, www.checkfreecorp.com.

Item 2. Properties.

     We lease the following office facilities:

•	approximately 229,000 square feet in Norcross, Georgia;

•	approximately 150,000 square feet in Dublin, Ohio;

•	approximately 100,000 square feet in Phoenix, Arizona;

•	approximately 78,000 square feet in Aurora, Illinois;

•	approximately 59,000 square feet in Wallingford, Connecticut;

•	approximately 35,000 square feet Raleigh, North Carolina;

•	approximately 33,000 square feet in Jersey City, New Jersey;

•	approximately 29,000 square feet in Waterloo, Ontario, Canada;

•	approximately 26,000 square feet in Owings Mills, Maryland;

•	approximately 22,000 square feet in Worthington, Ohio;

•	approximately 21,000 square feet in Newark, New Jersey;

•	approximately 15,000 square feet in Chicago, Illinois;

•	approximately 8,000 square feet in London, United Kingdom;

•	approximately 5,000 square feet in San Diego, California;

•	approximately 2,000 square feet in Slough, Berkshire, United Kingdom;

•	approximately 2,000 square feet in Boston, Massachusetts; and

•	approximately 2,000 square feet in Henderson, Nevada.

     We own a 51,000-square-foot conference center in Norcross, Georgia that includes lodging, training, and fitness facilities for our customers and employees. Although we own the building, it is on land that is leased through June 30, 2015. We believe that our facilities are adequate for current and near-term growth and that additional space is available to provide for anticipated growth.

Item 3. Legal Proceedings.

     There are no material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock is traded on the Nasdaq National Market under the symbol “CKFR.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq National Market.

	Common Stock
	Price
Fiscal Period	High	Low
Fiscal 2003
First Quarter	$15.83	$7.45
Second Quarter	$20.35	$8.96
Third Quarter	$23.65	$16.12
Fourth Quarter	$30.13	$20.60

Fiscal 2004
First Quarter	$30.10	$19.75
Second Quarter	$29.90	$20.30
Third Quarter	$35.25	$26.07
Fourth Quarter	$33.40	$28.06

Fiscal 2005
First Quarter (through August 19, 2004)	$31.95	$24.56

     On August 19, 2004, the last reported bid price for our common stock on the Nasdaq National Market was $25.97 per share. As of August 19, 2004, there were approximately 1,445 holders of record of our common stock.

     We currently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, our current credit facility does not allow for the payment of cash dividends on our common stock. Our board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. During the last ten years, we have not paid cash dividends.

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations:
Revenues:
Processing and servicing
Third parties	$488,705	$397,435	$339,424	$308,548	$261,621
Related parties (a)	41,500	78,981	82,813	53,503	—

Total processing and servicing	530,205	476,416	422,237	362,051	261,621
License fees	23,931	24,163	25,020	30,180	16,818
Maintenance fees	28,271	25,733	24,298	21,332	18,752
Other	24,057	25,334	18,922	19,757	13,004

Total revenues	606,464	551,646	490,477	433,320	310,195
Expenses:
Cost of processing, servicing and support	244,811	237,978	262,105	255,528	182,540
Research and development	66,288	52,717	55,172	55,621	35,631
Sales and marketing	51,910	57,170	58,030	90,283	44,782
General and administrative	45,759	39,030	43,687	50,474	40,931
Depreciation and amortization	177,582	226,638	435,565	427,495	42,830
In-process research and development (b)	324	—	—	18,600	6,900
Impairment of intangible assets (c)	—	10,228	155,072	—	—
Reorganization charge (d)	—	1,405	16,365	—	—

Total expenses	586,674	625,166	1,025,996	898,001	353,614
Income (loss) from operations	19,790	(73,520)	(535,519)	(464,681)	(43,419)
Equity in net loss of joint venture (e)	(593)	—	—	—	—
Interest:
Income	5,697	7,327	8,486	15,415	7,689
Expense	(13,164)	(12,975)	(12,788)	(13,154)	(8,027)
Loss on investments (f)	—	(3,228)	—	(16,077)	—

Income (loss) before income taxes and cumulative effect of accounting change	11,730	(82,396)	(539,821)	(478,497)	(43,757)
Income tax expense (benefit)	1,195	(33,106)	(98,871)	(115,362)	(11,437)

Income (loss) before cumulative effect of accounting change	10,535	(49,290)	(440,950)	(363,135)	(32,320)
Cumulative effect of accounting change (g)	—	(2,894)	—	—	—

Net income (loss)	$10,535	$(52,184)	$(440,950)	$(363,135)	$(32,320)

Diluted net income (loss) per common share	$0.11	$(0.59)	$(5.04)	$(4.49)	$(0.61)
Equivalent number of shares outstanding	91,864	88,807	87,452	80,863	53,367

Balance Sheet Data:
Working capital	$263,813	$304,286	$201,741	$142,661	$178,761
Total assets	1,548,932	1,587,270	1,637,477	2,183,953	713,114
Long-term obligations, less current portion	25,504	176,692	176,377	176,541	173,236
Total stockholders’ equity	1,299,182	1,268,149	1,305,661	1,732,186	445,894

(a) During fiscal years 2001 through January 2003, all revenues generated from Bank of America are classified as related party. During fiscal years 2001 through 2004, all revenues generated from Microsoft Corporation and First Data Corporation are classified as related party.

(b) During fiscal years ended June 30, 2004, 2001 and 2000, we recorded charges related to in-process research and development that were capitalized by entities before we acquired them.

(c) During the fiscal year ended June 30, 2002, we recorded an impairment charge related to the goodwill associated with CheckFree i-Solutions and technology assets associated with TransPoint. During fiscal year ended June 30, 2003, we recorded an impairment charge related to other intangible assets and goodwill of CheckFree i-Solutions.

(d) During the fiscal year ended June 30, 2002, we recorded a reorganization charge in order to streamline operations in our Electronic Commerce Division, refine our strategy for the i-Solutions business unit of our Software Division, and discontinue certain product lines associated with our Investment Services Division. For the fiscal year ended June 30, 2003, we adjusted our estimate of the total reorganization charge that was recorded in the previous fiscal year.

(e) In April 2004, we entered into an agreement with BACS, Ltd. to form a joint venture in EBPP, Ltd. located in the United Kingdom, which has incurred losses since inception.

(f) During the fiscal years ended June 30, 2003 and 2001, we recorded losses on certain investments resulting from an other-than-temporary decline in their fair value.

(g) On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon its adoption, we performed a transitional impairment test and recorded an impairment charge related to the goodwill associated with CheckFree i-Solutions.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Through our Electronic Commerce Division, we enable consumers to receive and pay bills. For the year ended June 30, 2004, we processed approximately 583 million payment transactions and delivered approximately 82 million e-bills. For the quarter ended June 30, 2004, we processed nearly 163 million payment transactions and delivered approximately 26 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2004, growth in the number of transactions processed exceeded 34%. The Electronic Commerce Division accounted for approximately 75% of our annual revenue.

     Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2004, our clients used the CheckFree APLSM portfolio accounting system to manage nearly 1.6 million portfolios, representing more than $900 billion in assets. The Investment Services Division accounted for approximately 14% of our annual revenue.

     Through our Software Division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. The Software Division is comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation’s nine billion annual Automated Clearing House (“ACH”) payments. The CheckFree Financial and Compliance Solutions (“CFACS”) unit enables organizations to handle their reconciliation and compliance requirements and provides a financial transactions management solution with straight through processing. The i-Solutions unit provides software and services that enable end-to-end electronic billing and electronic statement creation, delivery and payment. The Software Division accounted for approximately 11% of our annual revenue.

Executive Summary

     For the year ended June 30, 2004, we earned net income of $10.5 million. Through continued efforts to improve quality and efficiency throughout the company, we generated $147.8 million of free cash flow, an increase of $14.3 million, or 11% over last year. This free cash flow, combined with cash, cash equivalents, and investments of $400.6 million as of June 30, 2003, allowed us to call our $172.5 million of 6.5% convertible subordinated notes, to acquire HelioGraph, Ltd. (“HelioGraph”) for a purchase price of approximately $18.8 million (approximately $16.3 million net of cash received), and to acquire American Payment Systems, Inc. (“APS”) for a purchase price of approximately $109.0 million (approximately $106.0 million net of cash received), subject to certain post-closing adjustments, in our 2004 fiscal year. In addition, increasingly positive operating results have allowed us to invest heavily in all of our businesses, in order to take full advantage of anticipated growth opportunities. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” for further discussion of this measure.

     We continue to experience growth in our Electronic Commerce business. Despite the completion of the previously announced migration of four large banks to in-house billing and payment systems early in fiscal 2004, we generated total transaction growth exceeding 34% on a year-over-year basis. By the end of fiscal 2004, one of the four banks signed an exclusive, long-term agreement to return to CheckFree. In the quarter ended December 31, 2003, we announced amended contract terms with our largest customer, Bank of America. The new contract reset the pricing model, and the bank converted to a transaction-based pricing model with volume discounts that are more predictable than in the past. Continued efforts to improve quality and efficiency in our operations, combined with a steadily improving electronic versus paper payment rate and our ability to leverage a significant fixed cost base, have resulted in a lower cost per transaction, offsetting volume-based pricing discounts. Additionally, we delivered almost 82 million e-bills in the year ended June 30, 2004, compared to about 32 million in the previous year. We believe that added availability of e-bills will make electronic payment offerings even more compelling to consumers. Finally, on June 22, 2004, we acquired APS in an effort to penetrate a part of the electronic billing and payment market in which we have not materially participated previously. APS provides agent-based walk-in bill payments to the estimated 20% of U.S. consumers who do not typically rely on bank products and services. We expect this acquisition to generate about 27 million transactions and more than $14.0 million in revenue in the upcoming quarter ending September 30, 2004. The results of our APS operations will be reported in the Payment Services category of our Electronic Commerce Division.

     After two years of slow growth due to stock market conditions, our Investment Services business has begun to see growth in the number of portfolios managed and related revenue. To take advantage of the emerging separately managed accounts market, we are investing heavily to upgrade our technology infrastructure in this business. While near-term investments will reduce our operating margin in this segment over the next year or two, we expect the investments to result in increased penetration and growth in this evolving market in the longer term.

     Despite a solid sales pipeline, customers in our Software Division continue to require an extended evaluation period before purchasing discretionary software applications. While our acquisition of HelioGraph brought us a modest maintenance base and has generated several software sales, revenue growth in our Software business was limited to 4% on a year-over-year basis.

     With the addition of APS for the last eight days of fiscal 2004, we expect substantial revenue growth in fiscal 2005, as we benefit from a full year of APS transactions. While we expect the APS business to result in a modest reduction in our gross margin and our operating margin in the early part of fiscal 2005, as we leverage the technical infrastructure of the business, we expect the margins to return to historical levels by the end of fiscal 2005.

     As part of our acquisition of TransPoint in September 2000, we entered into separate five-year agreements with Microsoft Corporation (“Microsoft”) and First Data Corporation (“FDC”), both of which include monthly minimum revenue guarantees that have increased annually over the term of the agreements. These contracts will expire in fiscal 2006. The following table represents the total annual minimum revenue guarantees throughout the contract period with Microsoft and FDC (in thousands):

Fiscal Year Ended June 30,	Microsoft	FDC	Total
2001	$6,000	$5,000	$11,000
2002	15,000	8,500	23,500
2003	21,000	11,500	32,500
2004	27,000	14,500	41,500
2005	33,000	17,500	50,500
2006	18,000	3,000	21,000

Total	$120,000	$60,000	$180,000

     Both of these agreements are currently operating substantially below their minimum levels. If volumes do not grow significantly from both Microsoft and FDC, we expect to see a temporary decline in revenue growth, initially in the second quarter of fiscal 2006. However, we believe we can manage investment levels and improve profitability in our electronic billing business in order to maintain our targeted operating margin in the mid to upper 20% level on a full-year basis. Additionally, we plan to continue to pursue other opportunities for growth, as our recent electronic billing and payment contract signings and the APS acquisition demonstrate.

     The following table sets forth, as percentages of total revenue, certain consolidated statements of operations data:

	Year ended June 30,
	2004	2003	2002
Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	40.4	43.1	53.4
Research and development	10.9	9.6	11.3
Sales and marketing	8.6	10.4	11.8
General and administrative	7.5	7.1	8.9
Depreciation and amortization	29.2	41.1	88.9
In-process research and development	0.1	—	—
Impairment of intangible assets	—	1.8	31.6
Reorganization charge	—	0.2	3.3

Total expenses	96.7	113.3	209.2

Income (loss) from operations	3.3	(13.3)	(109.2)
Equity in net loss of joint venture	(0.1)	—	—
Interest:
Interest income	0.9	1.3	1.7
Interest expense	(2.2)	(2.3)	(2.6)
Loss on investments	—	(0.6)	—

Income (loss) before income taxes and cumulative effect of accounting change	1.9	(14.9)	(110.1)
Income tax expense (benefit)	0.2	(6.0)	(20.2)

Income (loss) before cumulative effect of accounting change	1.7	(8.9)	(89.9)
Cumulative effect of accounting change	—	(0.5)	—

Net income (loss)	1.7%	(9.4)%	(89.9)%

Results of Operations

Years Ended June 30, 2004 and 2003

     The following table sets forth total company revenue for the years ended June 30, 2004 and 2003, respectively.

Total Revenue (000’s)

	June 30,		Change
	2004	2003	$	%
Year ended	$606,464	$551,646	$54,818	9.9%

     Total company revenue growth was driven by 12% growth in our Electronic Commerce business, 6% growth in our Investment Services business and 4% growth in our Software business.

     Growth in our Electronic Commerce business continues to be driven primarily by growth in transactions processed from approximately 434 million for the year ended June 30, 2003, to approximately 583 million for the year ended June 30, 2004. Additionally, revenue related to minimum guarantees from Microsoft and FDC increased in total by $9.0 million on a year-over-year basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our customers. As a result of significant transaction growth, our average revenue per transaction has declined by approximately 14% in our transaction-based revenue. Historically low interest rates throughout fiscal 2004 have also resulted in a dampening of revenue in our interest-sensitive products such as Account Balance Transfer (“ABT”). While our June 22, 2004 acquisition of APS provided only about $1.0 million of revenue in fiscal 2004, we expect that APS will contribute about 27 million electronic transactions and more than $14.0 million of revenue in the first quarter of fiscal 2005.

     Growth in our Investment Services revenue was driven primarily by growth in the number of portfolios managed, from approximately 1.2 million as of June 30, 2003, to nearly 1.6 million as of June 30, 2004. Economic conditions throughout our fiscal year ended June 30, 2003 resulted in portfolios managed remaining essentially flat at 1.2 million for the year. As the stock market rebound progressed into our 2004 fiscal year, the number of portfolios we managed increased by about 100,000 per quarter. In some cases, new portfolios are being added to our APL system at a lower price point, driven by a mix shift as increased volume comes from broker dealers at a lower price, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage. As investors move back into equity investments, we expect growth rates of portfolios and revenue to continue.

     Growth in our Software business was driven primarily by our acquisition of HelioGraph in the quarter ended December 31, 2003. While our sales pipeline remains solid, customers continue to take longer to evaluate discretionary software purchases than in prior years.

     Across all segments of our business, for the year ended June 30, 2004, Bank of America generated total revenue of $119.0 million, which exceeds 10% of our total revenue, and remains the only customer that exceeds 10% of our total revenue. Our agreement with Bank of America has a 10-year term, includes annual minimum guarantees of $50.0 million, and provides for tiered pricing which reflects the volume of activity provided by Bank of America.

     The following tables set forth comparative revenues, by type, for the years ended June 30, 2004 and 2003, respectively.

Processing and Servicing Revenue (000’s)

	June 30,		Change
	2004	2003	$	%
Year ended	$530,205	$476,416	$53,789	11.3%

     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed nicely, our increase in processing and servicing revenue has come primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. While expected transaction volume diverted from CheckFree to in-house solutions by four large bank customers has dampened our growth during the transition, growth in the remainder of our Electronic Commerce business, including the addition of two large bank customers, has outpaced diverted transactions. We delivered approximately 82 million e-bills in the year ended June 30, 2004, with a price point of approximately $0.20 per e-bill, representing an increase of 156% over the 32 million e-bills delivered during the year ended June 30, 2003. Our commercial agreements with Microsoft and FDC, resulting from our acquisition of TransPoint in September 2000, include monthly minimum revenue guarantees consistent with other consumer service providers. The minimum revenue guarantees from Microsoft and FDC increase annually over the five-year term of the agreements. Volumes from Microsoft and FDC continue to fall substantially below guaranteed levels, but as a result of contractual increases in the minimum revenue guarantee levels, revenue from Microsoft and FDC grew by approximately $9.0 million on a year-over-year basis. Somewhat offsetting this growth has been a reduction in market demand for our ABT products. Finally, contract revisions with Bank of America late in the quarter ended December 31, 2003, along with other volume-based discounts inherent in our business, further reduced our processing and servicing revenue growth.

License Fee Revenue (000’s)

	June 30,		Change
	2004	2003	$	%
Year ended	$23,931	$24,163	$(232)	(0.9)%

     Although the software market showed signs of recovery, potential customers continued to extend their evaluation period on discretionary software spending. Therefore, in spite of a strong sales pipeline and the addition of HelioGraph in November 2003, we experienced a slight decline in license revenue on a year-over-year basis.

Maintenance Fee Revenue (000’s)

	June 30,		Change
	2004	2003	$	%
Year ended	$28,271	$25,733	$2,538	9.9%

     Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Our maintenance base has grown as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all business units, as well as eight months of revenue from the acquisition of HelioGraph. We defer revenue recognition on maintenance billings until cash is collected, which can cause quarter-to-quarter fluctuations. We expect minimal growth in maintenance fee revenue without additional license sales growth.

Other Revenue (000’s)

	June 30,		Change
	2004	2003	$	%
Year ended	$24,057	$25,334	$(1,227)	(5.0)%

     Other revenue consists mostly of consulting and implementation fees across all three of our businesses. During our fiscal year ending June 30, 2003, we performed a custom software implementation project that generated a significant amount of consulting revenue that has not recurred in our 2004 fiscal year.

     The following set of tables provides line-by-line expense comparisons with their relative percentages of total company revenue for the years ended June 30, 2004 and 2003, respectively.

Cost of Processing, Servicing and Support (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$244,811	40.4%	$237,978	43.1%

     In Electronic Commerce, our electronic payment rate has increased from 75% as of June 30, 2003, to 79% as of June 30, 2004. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive cost per transaction improvement.

Research and Development (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$66,288	10.9%	$52,717	9.6%

     Including capitalized development costs of $2.8 million for the year ended June 30, 2004, and $4.3 million for the year ended June 30, 2003, gross expenditures for research and development were $69.1 million, or 11.4% of total revenue, for the year ended June 30, 2004, and were $57.0 million, or 10.3% of total revenue for the year ended June 30, 2003. We continue to invest heavily in product enhancement and productivity improvement initiatives in all of our business segments, and we added moderate levels of research and development spending with the acquisition of HelioGraph.

Sales and Marketing (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$51,910	8.6%	$57,170	10.4%

     The decrease in sales and marketing costs, as a percentage of revenue, is due primarily to the fact that the predominance of our revenue growth has taken place in our Electronic Commerce business, which has less associated variable sales commissions. On an absolute dollar basis, we have incurred less general awareness marketing program expense in fiscal 2004 than we had in fiscal 2003. However, these expenses have historically fluctuated due to the nature and timing of various programs.

General and Administrative (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$45,759	7.5%	$39,030	7.1%

     The acquisition of HelioGraph in the quarter ended December 31, 2003 added approximately $0.8 million of new quarterly general and administrative costs to our cost base. In the quarter ended March 31, 2004, we accrued approximately $0.5 million of costs associated with a closed facility in the Ann Arbor, Michigan area. We expect our general and administrative costs to continue to run between 7% and 8% of revenue.

Depreciation and Amortization (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$177,582	29.3%	$226,638	41.1%

     Depreciation and amortization expense from operating fixed assets and internally capitalized product costs has decreased from $43.3 million for the year ended June 30, 2003, to $41.0 million for the year ended June 31, 2004. The remainder of our depreciation and amortization costs represents acquisition-related amortization. The decrease in non-acquisition-related depreciation and amortization is the result of investments in replacement assets that carry lower costs than the assets they are replacing. The remaining reduction in depreciation and amortization is the result of lower acquisition-related intangible amortization from intangible assets that have fully amortized since last year, and the amortization of lower non-goodwill intangible assets balances resulting from impairment charges in the prior year.

In-Process Research and Development (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$324	—	$—	—

     In the three month period ended December 31, 2003, we incurred $0.3 million of in-process research and development costs associated with our acquisition of HelioGraph. Please refer to Note 2 in our Consolidated Financial Statements for a further explanation of this charge. There was no charge for in-process research and development associated with our acquisition of APS in June 2004.

Impairment of Intangible Assets (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$—	—	$10,228	1.9%

     Throughout fiscal 2004, there were no triggering events that caused us to evaluate the recovery of our intangible asset balances. In April 2004, we performed our annual evaluation of intangible asset recoverability and our tests provided no indication of possible impairment. Throughout fiscal 2003, there were no triggering events that caused us to evaluate the recoverability of our intangible asset balances. In April 2003, we performed our annual evaluation of intangible asset recoverability. Our initial tests indicated a potential impairment of goodwill in our i-Solutions reporting unit. Our follow-up tests included a Statement of Financial Accounting Standards (“SFAS”) 86 recoverability test of our technology assets, which indicated no issues, and a SFAS 144 test, which resulted in an impairment of $4.2 million in one of our non-goodwill intangible assets. The final SFAS 142 test resulted in a further impairment of $6.0 million in our i-Solutions goodwill balance for a total charge of $10.2 million.

Reorganization Charge (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$—	—	$1,405	0.3%

     Due primarily to our inability to sublease office space that was abandoned as a result of a prior reorganization, in the quarter ended June 30, 2003, we recorded $1.4 million of additional reorganization charges to true-up our estimates from the actions we initiated in fiscal 2002.

Equity in the Loss of Joint Venture (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$(593)	(0.1%)	$—	—

     In April 2004, we announced a joint venture with BACS, Ltd. in the United Kingdom, designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. The equity in the loss of joint venture represents our portion of the loss incurred by the joint venture since its inception.

Net interest (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended:
Interest income	$5,697		$7,327
Interest expense	(5,943)		(12,975)
Call premium expense	(4,813)		—
Unamortized note issuance cost	(2,408)		—

Net interest	$(7,467)	(1.2)%	$(5,648)	(1.0)%

     Despite an increase in average cash and invested assets on a year-over-year basis, interest income has declined as a result of lower average yields.

     Our interest expense decreased significantly on a year-over-year basis. We continued to carry our 6.5% Convertible Subordinated Notes due 2006 at a balance of $172.5 million throughout the year ending June 30, 2003, and through the quarter ended September 30, 2003. We redeemed the notes in full on December 12, 2003. We incurred a cash charge of $4.8 million for a 2.79% call premium to redeem the notes prior to their scheduled maturity date, and we incurred a non-cash charge of $2.4 million to write off the remaining unamortized note issuance costs.

Loss on Investments (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$—	—	$(3,228)	(0.6)%

     The fair market value of one of our investments in a private imaging company remained below our book value for an extended period of time. As a result, we judged this to be an other-than-temporary decline in the market value based on our evaluation of an expected potential recovery of fair value, and, accordingly, in the quarter ended March 31, 2003, we recorded a charge of $1.0 million to reflect the loss. The fair market value of our investment in Payment Data Systems, Inc. (formerly Billserv, Inc.), remained below our book value for an extended period of time. As a result, we judged this to be an “other-than-temporary” decline in the market value based on our evaluation of an expected potential recovery of fair value, and, accordingly, in the quarter ended December 31, 2002, we recorded a charge of $1.9 million. The fair market value of this investment continued to decline subsequent to December 31, 2002, and in the quarter ended March 31, 2003, we recorded an additional charge of $0.3 million.

Income Tax Expense (Benefit) (000’s)

	June 30,
	2004		2003
		Effective		Effective
	$	Rate	$	Rate
Year ended	$1,195	10.2%	$(33,106)	40.2%

     We turned profitable for the year ended June 30, 2004. However, because our pre-tax income was relatively low for the year, earned tax credits significantly reduced our effective tax rate. As our profits increase and exceed our earned credits in fiscal year 2005, we expect our effective tax rate to approximate the federal and state blended statutory rate of 39%.

Cumulative Effect of Accounting Change (000’s)

	June 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Year ended	$—	—	$(2,894)	(0.5)%

     On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 changed the accounting for goodwill and other intangible assets, as goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.

     As a result of the transitional impairment test, under SFAS 142, we determined that goodwill associated with our i-Solutions reporting unit was impaired. We recorded an impairment charge of $2.9 million, net of tax, which is reflected as a cumulative effect of a change in accounting principle in our Consolidated Statement of Operations for the year ended June 30, 2003.

Years Ended June 30, 2003 and 2002

     The following table sets forth total company revenue for the years ended June 30, 2003 and 2002, respectively.

Total Revenue (000’s)

	June 30,		Change
	2003	2002	$	%
Year ended	$551,646	$490,477	$61,169	12.5%

     Total company revenue growth was driven by 15% growth in our Electronic Commerce business, 10% growth in our Software business and 2% growth in our Investment Services business.

     Growth in our Electronic Commerce business was driven primarily by growth in total transactions processed from approximately 316 million for the year ended June 30, 2002, to approximately 434 million for the year ended June 30, 2003. Additionally, revenue related to minimum guarantees from Microsoft and FDC increased in total by $9.0 million on a year-over-year basis. Growth in Electronic Commerce revenue had been dampened somewhat by a decrease in interest rates, which negatively impacted our interest-sensitive offerings, such as our ABT product, by certain of our larger customers transferring payment volume to in-house solutions during fiscal 2003, and by a large customer reaching pricing tier discounts during fiscal 2003 due to significant volume growth.

     Growth in our Investment Services business was dampened by poor stock market conditions. Portfolios managed remained relatively flat, as investors reducing stock holdings offset new portfolio growth. Pricing in Investment Services is primarily based on portfolios managed, and as a result, we experienced less than historical revenue growth in this business.

     Our Software business continued to grow despite our customers extending their software evaluation periods. We experienced relatively strong software license sales in our seasonally high June and December quarters in fiscal 2003, and we were engaged in a significant software services agreement during the year, which combined to provide a boost to Software revenue.

     Across all segments of our business, for the year ended June 30, 2003, Bank of America generated total revenue of $94.3 million, which exceeded 10% of our total revenue, and was the only customer that exceeded 10% of our total revenue.

     The following tables set forth comparative revenues, by type, for the years ended June 30, 2003 and 2002, respectively.

Processing and Servicing Revenue (000’s)

	June 30,		Change
	2003	2002	$	%
Year ended	$476,416	$422,237	$54,179	12.8%

     As previously mentioned, portfolios managed remained fairly flat year-over-year, and as a result, we saw only modest growth in processing and servicing revenue from our Investment Services business. Growth came primarily from greater transactions processed within our Electronic Commerce business. Additionally, we delivered almost 32 million e-bills in the year ended June 30, 2003, as compared to approximately 11 million e-bills in the previous year. In conjunction with our acquisition of TransPoint in September 2000, we entered into agreements with Microsoft and FDC, both of which include monthly minimum revenue guarantees that increase annually over the five-year term of the agreements. Volumes from Microsoft and FDC continue to fall substantially below guaranteed levels, but as a result of contractual increases in the minimum revenue guarantee levels, revenue from Microsoft and FDC grew by $9.0 million from the year ended June 30, 2002, to the year ended June 30, 2003. Reductions in interest yields from fiscal 2002 had a dampening effect on our interest-sensitive products such as our ABT product, which offset further growth in Electronic Commerce processing and servicing revenue. Furthermore, our largest customer reached cliff-based pricing milestones in the quarters ended December 31, 2002, and June 30, 2003, which reduced our revenue per subscriber for that customer by between 10% and 15%, respectively.

     Three of our larger customers, all of whom were original principals of a consortium known as Spectrum, created and began using in-house payment warehouses for routing electronic bill payment transactions in fiscal 2003. Each of these banks began routing payment transactions to Metavante. A fourth bank customer announced intentions to move its electronic payment processing to an in-house payment solution as well and started processing its own payments late in fiscal 2003.

License Fee Revenue (000’s)

	June 30,		Change
	2003	2002	$	%
Year ended	$24,163	$25,020	$(857)	(3.4)%

     Potential customers continued to extend their evaluation time on discretionary spending for such things as software products, which resulted in slower-than-normal software license sales during fiscal 2003. As the economy began to turn a bit positive in early calendar 2004, we began to see license sales increase.

Maintenance Fee Revenue (000’s)

	June 30,		Change
	2003	2002	$	%
Year ended	$25,733	$24,298	$1,435	5.9%

     A combination of a decrease in new license sales, customer retention rates of at least 80% across all of our Software business units, and moderate price increases on a year-over-year basis, resulted in a moderately increasing maintenance base.

Other Revenue (000’s)

	June 30,		Change
	2003	2002	$	%
Year ended	$25,334	$18,922	$6,412	33.9%

     Other revenue consists of consulting and implementation fees across all three of our business segments. The primary driver of growth in this area was a consulting services project we were engaged in with a large bank customer within our ACH Solutions business unit in fiscal 2003.

     The following set of tables provides line-by-line expense comparisons with their relative percentages of total company revenue for the years ended June 30, 2003 and 2002, respectively.

Cost of Processing, Servicing and Support (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$237,938	43.1%	$262,105	53.4%

     The most significant factor resulting in the decline in processing and servicing costs, in light of growth in processing and servicing revenue, was platform consolidation in our Electronic Commerce business late in fiscal 2002. For most of fiscal 2002, we maintained three redundant payment-processing platforms. Through December 2001, we were converting Bank of America subscribers from the legacy Bank of America processing platform we purchased in October 2000 and, through March 2002, we maintained the redundant system to close out remaining customer care inquiries and claims, at which time we retired the redundant processing platform. Through this period, we paid Bank of America to run and maintain the platform for us. Once we retired the Bank of America system, we were able to close our customer care facility in San Francisco on April 30, 2002, and our Houston customer care facility in the month ended June 30, 2002. Additionally, as we migrated all but a few CSPs off of our legacy Austin processing platform onto Genesis by the end of June 2002, we closed our Austin office as well. The combination of platform consolidation and office closings eliminated approximately $6.0 million of redundant quarterly processing and servicing costs in the Electronic Commerce business. Additionally, our electronic payment rate improved from approximately 71% for the year ended June 30, 2002, to over 75% for the year ended June 30, 2003. Electronic payments carry a significantly lower variable cost per unit than do paper-based payments and are far less likely to result in a costly customer care claim.

Research and Development (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$52,717	9.6%	$55,172	11.2%

     Late in fiscal 2002, we announced a company reorganization that resulted in a reduction in workforce that impacted all our areas, including research and development. The reduction resulted in savings on a year-over-year basis. However, we continued to invest significantly in product enhancement and quality improvement programs in all three of our businesses into fiscal 2003.

Sales and Marketing (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$57,170	10.4%	$58,030	11.8%

     During the 2003 fiscal year, we introduced new relationship management and account management positions in our Investment Services business, however, the previously mentioned reorganization, late in fiscal 2002, also impacted sales and marketing expenses, resulting in a year-over-year reduction of costs.

General and Administrative (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$39,030	7.1%	$43,687	8.9%

     In addition to reduced rental and related overhead expense from facilities closed late in fiscal 2002 and improved collection experience resulting in favorable bad debt expenses year over year, we continued to carefully manage our corporate expenses, resulting in expected leverage in our overhead costs.

Depreciation and Amortization (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$226,638	41.1%	$435,565	88.8%

     In the beginning of fiscal 2003, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, goodwill was no longer subject to amortization over its estimated useful life. Instead, goodwill is now subject to at least an annual assessment for possible impairment. We continue to amortize all other intangible assets, such as acquired technology, strategic agreements, tradenames, and the like, over their respective useful lives. As a result of the change, amortization from acquisition-related intangible assets decreased from $394.0 million for the year ended June 30, 2002, to $183.3 million for the year ended June 30, 2003. Underlying depreciation and amortization from operating fixed assets and internally developed product costs increased from $41.6 million for the year ended June 30, 2002, to $43.3 million for the year ended June 30, 2003. The increase in non-acquisition related depreciation and amortization was the result of continued investment in new product innovations and fixed assets necessary to support the continued growth of the company.

Impairment of Intangible Assets (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$10,228	1.9%	$155,072	31.6%

     In the quarter ended December 31, 2001, we recorded intangible asset impairment charges totaling $155.1 million. This was the combined result of a charge of $107.4 million for the impairment of goodwill associated with our acquisition of BlueGill Technologies in April 2000 (currently known as CheckFree i-Solutions), and of $47.7 million for the retirement of certain technology assets we acquired from TransPoint in September 2000. In the quarter ended June 30, 2003, we recorded intangible asset impairment charges totaling approximately $10.2 million associated with our annual assessment of the recoverability of goodwill and other intangible asset balances, particularly in our i-Solutions business unit. Upon adoption of SFAS 142 in the quarter ended September 30, 2002, we incurred an additional $2.9 million impairment of intangible assets that is described below in the section titled “Cumulative Effect of Accounting Change,” which is reflected separately in our Consolidated Statement of Operations included in our Consolidated Financial Statements.

     Upon successful integration of BlueGill Technologies into the operations of our Software business, during fiscal 2001, we established a revenue outlook for fiscal 2002 that anticipated continued rapid growth in software license sales. We experienced a drop in demand for electronic billing software during the quarter ended September 30, 2001; however, we did not believe this would impact our longer-term expectations for this product line and, therefore, in our estimation, there was no impairment at that time. When software sales declined again in the quarter ended December 31, 2001, we reevaluated our long-term expectations and viewed this as a triggering event that required evaluation of possible impairment under the guidelines of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Our tests relative to the total tangible and intangible assets related to the i-Solutions product line revealed that the assets were in fact impaired. This resulted in a charge of $107.4 million to write down the value of goodwill related to the acquisition of BlueGill.

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

     Throughout fiscal 2003, there were no triggering events that caused us to evaluate the recoverability of our intangible asset balance. In April 2003, we performed our annual evaluation of intangible asset recoverability. Our initial tests indicated a potential impairment of goodwill in our i-Solutions reporting unit. Our follow-up tests included an SFAS 86 recoverability test of our technology assets, which indicated no impairment, and a SFAS 144 test, which resulted in an impairment of $4.2 million in one of our non-goodwill intangible assets. The final SFAS 142 test resulted in a further impairment of $6.0 million in our i-Solutions goodwill balance for a total charge of $10.2 million.

Reorganization Charge (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$1,405	0.3%	$16,365	3.3%

     In January 2002, we announced plans to close a customer care facility in San Francisco, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. On March 19, 2002, we further announced the closing of our Houston and Austin, Texas offices, our Ann Arbor, Michigan office and our Singapore office, combined with a net reduction in force totaling 450 employees. As a result of those actions, we incurred charges totaling $16.4 million consisting primarily of severance and related employee benefits and lease termination fees. We accounted for these actions in accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Due primarily to our inability to sublease abandoned office space as originally expected, in the quarter ended June 30, 2003, we recorded $1.4 million of additional reorganization charges to true-up our estimates from the actions we initiated in fiscal 2002.

Net interest (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended:
Interest income	$7,327		$8,486
Interest expense	(12,975)		(12,788)

Net interest	$(5,648)	(1.0)%	$(4,302)	(0.9)%

     An increase in invested balances of cash, short-term and long-term investments from 2002 to 2003 was offset by reduced yields from lower interest rates during fiscal 2003, resulting in a drop in interest income. The increase in interest expense was due primarily to an increase in long-term lease obligations during fiscal 2003. Anchored by the fixed rate on our $172.5 million of outstanding convertible debt, average interest rates on our debt remained stable for us over these periods.

Loss on Investments (000’s)

	June 30,
	2003		2002
		%		%
	$	Revenue	$	Revenue
Year ended	$(3,228)	(0.6)%	$—	—

     The fair market value of one of our investments in a private imaging company remained below our book value for an extended period of time. As a result, we judged this to be an “other-than-temporary” decline in the market value based on our evaluation of an expected potential recovery of fair value, and, accordingly, in the quarter ended March 31, 2003, we recorded a charge of $1.0 million to reflect the loss. The fair market value of our investment in Payment Data Systems, Inc. (formerly Billserv, Inc.), remained below our book value for an extended period of time. As a result, we judged this to be an “other than temporary” decline in the market value based on our evaluation of an expected potential recovery of fair value, and, accordingly, in the quarter ended December 31, 2002, we recorded a charge of $1.9 million. The fair market value of this investment continued to decline subsequent to December 31, 2002, and in the quarter ended March 31, 2003, we recorded an additional charge of $0.3 million.

Income Tax Benefit (000’s)

	June 30,
	2003		2002
		Effective		Effective
	$	Rate	$	Rate
Year ended	$(33,106)	40.2%	$(98,871)	18.3%

     Our June 30, 2002, pre-tax income included the impact of non-deductible goodwill amortization expense. With our adoption of SFAS 142 in July 2002, we stopped amortizing goodwill. Our resulting effective tax rate in fiscal 2003 became more in line with a blended statutory rate of about 40%, with the exception of federal and state tax credits that have more than offset other non-deductible expense.

Cumulative Effect of Accounting Change.

     Please refer to the “Years Ended June 30, 2004 and 2003” section above for an explanation of the cumulative effect of accounting change.

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization, in-process research and development, and significant one-time charges related to various business and asset acquisitions. The following table sets forth revenue, operating income (loss) and certain other financial information by segment, for the periods noted:

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Revenue:
Electronic Commerce	$452,732	$405,373	$352,054
Investment Services	86,270	81,562	79,574
Software	67,462	64,711	58,849

Total revenue	$606,464	$551,646	$490,477

Segment operating income (loss):
Electronic Commerce	$155,724	$115,539	$39,010
Investment Services	19,911	21,062	24,376
Software	14,293	18,008	5,789
Corporate	(33,256)	(33,798)	(36,500)
Purchase accounting amortization:
Electronic Commerce	(132,699)	(175,028)	(358,476)
Investment Services	(819)	(2,300)	(5,665)
Software	(3,040)	(6,014)	(29,868)
Impairment of intangible assets:
Electronic Commerce	—	—	(47,667)
Software	—	(10,228)	(107,405)
Reorganization charge:
Electronic Commerce	—	(307)	(11,041)
Investment Services	—	68	(2,309)
Software	—	(1,183)	(2,812)
Corporate	—	17	(203)
Warrants issued to third party — Electronic Commerce	—	644	(2,748)
In-process research and development — Software	(324)	—	—

Income (loss) from operations	$19,790	$(73,520)	$(535,519)

Years Ended June 30, 2004 and 2003

     Electronic Commerce Segment Information:

Electronic Commerce Revenue (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$452,732	$405,373	$47,359	11.7%

     Revenue growth in Electronic Commerce is primarily the result of an increase in transactions processed, the addition of two large bank customers, an increase in e-bills distributed, and tiered TransPoint-related revenue minimums, offset by contractual volume-based price discounts, four bank customers transferring transaction volume to in-house systems, and dampened demand for our ABT product offering.

     We offer two basic levels of electronic billing and payment services to our customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, various levels of customer care, and other aspects of our service. Also, while a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as account balance transfer. A third category of revenue we simply refer to as Other Electronic Commerce includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services.

     The following tables provide a historical trend of revenue, underlying transaction metrics and subscriber metrics, where appropriate, for our Electronic Commerce business over fiscal 2004 and fiscal 2003:

Fiscal 2004:

	Quarter Ended
	6/30/04	3/31/04	12/31/03	9/30/03
	(In millions)
Full Service
Revenue	$96.2	$94.0	$91.8	$85.5
Active subscribers	5.9	5.5	5.0	4.6
Transactions processed	123.9	115.5	106.1	94.3

Payment Services
Revenue	$14.0	$12.8	$12.0	$11.9
Transactions processed	41.3	36.7	33.1	32.4

Other Electronic Commerce
Revenue	$8.3	$8.4	$8.7	$9.2

Totals
Electronic Commerce revenue	$118.5	$115.2	$112.5	$106.6
Transactions processed	165.2	152.2	139.2	126.7

Fiscal 2003:

	Quarter Ended
	6/30/03	3/31/03	12/31/02	9/30/02
	(In millions)
Full Service
Revenue	$82.6	$81.5	$75.1	$71.6
Active subscribers	4.2	3.9	3.5	3.2
Transactions processed	87.5	80.3	74.9	67.2

Payment Services
Revenue	$12.3	$12.8	$13.9	$14.7
Transactions processed	32.7	31.6	30.1	29.5

Other Electronic Commerce
Revenue	$11.1	$10.3	$9.2	$9.7
Non-cash revenue impact of warrants	$—	$—	$—	$0.6

Totals
Electronic Commerce revenue	$106.0	$104.6	$98.2	$96.6
Transactions processed	120.2	111.9	105.0	96.7

     The primary drivers of the increase in Full Service revenue from fiscal 2003 to fiscal 2004, were growth in Full Service transactions processed of 42%, from 309.8 million for the year ended June 30, 2003, to 439.7 million for the year ended June 30, 2004, a $9.0 million increase in TransPoint revenue minimums on a year-over-year basis, and the addition of two large bank customers since June 30, 2003. Growth from the aforementioned sources has been offset by several factors. Since the quarter ended September 30, 2002, two large customers moved Full Service transaction volume to in-house systems. Both banks completed their moves by the quarter ended September 30, 2003. The combination of these moves, price tier discounts earned by our largest customer, Bank of America, during the last 12 months, additional discounts resulting from our previously mentioned contract amendment with Bank of America in the quarter ended December 31, 2003, and general tiered pricing declines across our customer base related to increasing transaction volumes, resulted in Full Service revenue per transaction declines from $1.00 for the year ended June 30, 2003, to $0.84 for the year ended June 30, 2004.

     In the Payment Services category, the primary driver of the revenue decline on a year-over-year basis has been the movement of transactions to in-house solutions by two large bank customers since the quarter ended September 30, 2002. The first bank completed its move by December 31, 2002, and the second by the quarter ended December 31, 2003. Growth in the remaining Payment Services businesses has surpassed lost volume from these banks as quarterly revenue has returned to prior year levels.

     The decline in Other Electronic Commerce revenue is due to the loss of a large Health and Fitness customer and less implementation revenue. Additionally, we recorded a non-cash addition to revenue of $0.6 million in the quarter ended September 30, 2002 related to a true-up of a previously recorded charge for warrants issued to a third party.

Electronic Commerce Operating Income (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$155,724	$115,539	$40,185	34.8%

     Our ratio of electronic payments to total payments has improved from 75% as of June 30, 2003, to 79% as of June 30, 2004. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. Due to our continued efforts toward the improvement of quality and efficiency and the leverage we have experienced in our existing fixed cost base, we realized a reduction in our cost per transaction, which has resulted in an increase in operating income.

     Investment Services Segment Information:

Investment Services Revenue (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$86,270	$81,562	$4,708	5.8%

     Revenue derived from the volume of portfolios managed has begun to improve, after several quarters of relatively flat results. The total amount of accounts managed has increased from 1.2 million at June 30, 2003 to almost 1.6 million at June 30, 2004. As the stock market has improved, we have seen growth in the number of portfolios managed. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed as we look forward.

Investment Services Operating Income (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$19,911	$21,062	$(1,151)	(5.5)%

     The reduction in operating income is due primarily to added investment in research and development programs to further improve our product offering in the market and efforts to improve our operational quality standards.

     Software Segment Information:

Software Revenue (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$67,462	$64,711	$2,751	4.3%

     With the acquisition of HelioGraph in November 2003, our efforts in Europe with an enterprise reconciliation solution, and new ACH software (marketed as PEP+ reACH™) designed to take advantage of recent check conversion rules and regulations, we have experienced an increase in software revenue since the year ended June 30, 2003. However, despite solid sales pipelines and an apparent improvement in economic conditions, customers continue to require an extended evaluation period prior to committing to discretionary software purchases.

Software Operating Income (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$14,293	$18,008	$(3,715)	(20.6)%

     The decrease in operating income on a year-over-year basis is due primarily to increased costs associated with the HelioGraph acquisition in November 2003. Additionally, we accrued approximately $0.5 million of costs associated with a closed facility we have been unable to sublease in the Ann Arbor, Michigan area. As we continue to integrate HelioGraph into our Software business and our license sales begin to improve, we expect improvement in operating income.

     Corporate Segment Information:

Corporate Operating Loss (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$(33,256)	$(33,798)	$542	1.6%

     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues.

     Purchase Accounting Amortization:

Purchase Accounting Amortization (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$136,558	$183,342	$(46,784)	(25.5)%

     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. The decrease in expense on a year-over-year basis is the result of intangible assets that have fully amortized since June 30, 2003, and the amortization of lower intangible asset balances resulting from impairment charges in the year ended June 30, 2003.

     Impairment of Intangible Assets:

Impairment of Intangible Assets (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$—	$10,228	$(10,228)	—

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

     Reorganization Charge:

Reorganization Charge (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$—	$1,405	$(1,405)	—

     In the year ended June 30, 2003, we incurred a true-up reorganization charge of $1.4 million, due primarily to our inability to sub-lease vacated property that was abandoned in a restructuring action that took place in the year ended June 30, 2002. Because these activities were initiated prior to June 30, 2002, we accounted for these actions in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

     Warrants Issued to a Third Party:

Warrants Issued to a Third Party (000’s)	June 30,		Change
	2004	2003	$	%
Year ended	$—	$644	$(644)	—

     During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of warrants issued to a third party. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”

Years Ended June 30, 2003 and 2002

     Electronic Commerce Segment Information:

Electronic Commerce Revenue (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$405,373	$352,054	$53,319	15.1%

     In the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. The warrants vested in the quarter ended September 30, 2002, and at that time, we recorded a true-up of $0.6 million which reduced the original charge. Net of this one-time charge and its subsequent true-up, revenue in Electronic Commerce increased by $49.9 million, or 14%, from $354.8 million for the year ended June 30, 2002, to $404.7 million for the year ended June 30, 2003. The increase in revenue is driven primarily by an increase in year-over-year transaction volume.

     The following tables provide a historical trend of revenue, underlying transaction metrics, and subscriber metrics where appropriate, for the Electronic Commerce business:

Fiscal 2003:

	Quarter Ended
	6/30/03	3/31/03	12/31/02	9/30/02
	(In millions)
Full Service
Revenue	$82.6	$81.5	$75.1	$71.6
Active subscribers	4.2	3.9	3.5	3.2
Transactions processed	87.5	80.3	74.9	67.2

Payment Services
Revenue	$12.3	$12.8	$13.9	$14.7
Transactions processed	32.7	31.6	30.1	29.5

Other Electronic Commerce
Revenue	$11.1	$10.3	$9.2	$9.7
Non-cash revenue impact of warrants	$—	$—	$—	$0.6

Totals
Electronic Commerce revenue	$106.0	$104.6	$98.2	$96.6
Transactions processed	120.2	111.9	105.0	96.7

Fiscal 2002:

	Quarter Ended
	6/30/02	3/31/02	12/31/01	9/30/01
	(In millions)
Full Service
Revenue	$74.1	$71.2	$67.2	$65.0
Active subscribers	3.1	2.9	2.7	2.6
Transactions processed	69.0	65.5	60.9	56.1

Payment Services
Revenue	$10.7	$10.3	$10.2	$9.9
Transactions processed	18.9	16.9	15.5	13.4

Other Electronic Commerce
Revenue	$9.8	$8.3	$8.2	$9.9
Non-cash revenue impact of warrants	$(2.7)	$—	$—	$—

Totals
Electronic Commerce revenue	$91.9	$89.8	$85.6	$84.8
Transactions processed	87.9	82.4	76.4	69.5

     We experienced generally steady growth in Full Service revenue, active subscribers, and transactions processed until the September 30, 2002, quarter when one of our larger customers converted from Full Service to Payment Services, and, accordingly, approximately 300,000 active subscribers and their related transactions switched categories. Although Payment Services transactions generate less revenue per transaction, because we provide less service, our cost per transaction is less as well. Although our largest bank customer accounted for more than one-third of our active Full Service subscribers, growth in active subscribers and transactions processed was the result of broad growth throughout the channel. CSP customer pricing in this category can be based on transactions processed, the number of subscribers, or a combination of both. Additionally, in order to share the benefits associated with scale efficiencies, pricing is tiered in nature, whereby a customer exceeding predetermined volumes is eligible for a lower price on a going forward basis. In addition, the mix of customers utilizing transaction-based versus subscriber-based pricing will have an impact on revenue per transaction. In the latter half of the quarter ended December 31, 2002, and again in the early part of the quarter ended June 30, 2003, our largest customer reached pricing tier discount levels. Because of the significance of this relationship, when this customer reaches a pricing tier discount, the implied revenue per transaction in this category declines accordingly. Also, we saw reductions in subscribers and/or transactions from two Full Service customers moving to in-house solutions throughout the second half of fiscal 2003.

     We experienced moderate quarterly growth in revenue and transactions processed in the Payment Services category throughout fiscal 2002, a significant increase in the quarter ended September 30, 2002, followed by a declining revenue trend beginning in the quarter ended December 31, 2002. As previously mentioned, a large bank customer converted from a Full Service relationship to a Payment Services relationship and subsequently reduced volumes to us. This customer is e-bill enabled and its in-house system is integrated with our processing system. Electronic bills that we present to its customers are routed back to us for payment purposes. We delivered approximately 32 million e-bills in the year ended June 30, 2003; almost three times the approximately 11 million e-bills delivered in the year ended June 30, 2002. We also report miscellaneous payment-only transactions from complementary products such as our ABT business in this category.

     Other Electronic Commerce revenue includes our Health and Fitness product, which grew modestly, and other non-transaction related services such as implementation and consulting, which increased on a year-over-year basis. During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against Electronic Commerce revenue associated with the probable vesting of warrants we issued to a third party. In the quarter ended September 30, 2002, the warrants actually vested. On the date of vesting, however, the fair value of our stock was lower than when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002.

Electronic Commerce Operating Income (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$115,539	$39,010	$76,529	196.2%

     Our ratio of electronic payments to total payments continued to improve, from approximately 71% as of June 30, 2002, to over 75% as of June 30, 2003. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. The full underlying impact of improved efficiency and quality, however, is not fully explained by a change in electronic rate. Throughout fiscal 2002, we supported two additional payment-processing platforms over and above our Genesis platform. We paid Bank of America to run the legacy Bank of America platform through March 2002, as we migrated consumers onto our more efficient Genesis platform, and cleared outstanding customer care claims initiated on the Bank of America platform. In March 2002, we announced a corporate-wide reorganization that resulted in a reduction in workforce, over and above the employees impacted by office closings and platform consolidation. In total, we eliminated between $7.0 million and $8.0 million of quarterly costs starting in the quarter ended June 30, 2002. Finally, we continued to emphasize quality improvement, designed to result in further reduction in cost per transaction as we leverage the fixed costs already invested in our Electronic Commerce business.

     Investment Services Segment Information:

Investment Services Revenue (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$81,562	$79,574	$1,988	2.5%

     Our total number of portfolios managed had remained relatively flat at approximately 1.2 million on a year-over-year basis. Revenue growth in fiscal 2003 did not match historical performance as the depressed stock market had a direct impact on our ability to grow revenue in the business. Our pricing is based primarily on portfolios managed and portfolio additions continue to be offset by investors reducing stock holdings.

Investment Services Operating Income (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$21,062	$24,376	$(3,314)	(13.6)%

     The decline in operating income is due to investment spending on new product offerings and quality improvement initiatives in anticipation of a positive turn in the stock market. Throughout fiscal 2003, key initiatives in our Investment Services business included:

•	new product offerings (e.g., Multiple Strategy Portfolios / M-Pact) with a shortened time to market;

•	additional web-based products with increased functionality and ease of use;

•	build out of relationship-based service offerings in our operations; and

•	investments to improve quality.

     Software Segment Information:

Software Revenue (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$64,711	$58,849	$5,862	10.0%

     The downturn in the software market throughout fiscal 2002 and 2003 caused many businesses to curtail discretionary expenditures, which resulted in an overall dampening of demand for licensed software solutions. While our i-Solutions electronic statement and billing software was impacted most, short-term demand for reconciliation and ACH processing licenses was impacted as well. However, during the quarter ended December 31, 2002, we began work on a consulting services agreement with a large bank customer in our ACH business unit that provided greater than normal consulting revenue through the end of fiscal 2003. Resulting services revenue was the driving factor behind growth in the Software segment.

Software Operating Income (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$18,008	$5,789	$12,219	211.1%

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

     Corporate Segment Information:

Corporate Operating Loss (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$(33,798)	$(36,500)	$2,702	7.4%

     Our Corporate segment represents expenses for legal, human resources, finance and other various unallocated overhead expenses. Our corporate operating expenses were 6% of total revenue for the year ended June 30, 2002, and 7% of total revenue for the year ended June 30, 2003. We continued to closely manage our expenses, which resulted in expected leverage in overhead costs.

     Purchase Accounting Amortization:

Purchase Accounting Amortization (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$183,342	$394,009	$(210,667)	(53.5)%

     Purchase accounting amortization represents amortization of intangible assets resulting from various acquisitions from 1996 forward. In July 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for possible impairment. All other intangible assets, continue to be amortized over their respective useful lives.

     Impairment of Intangible Assets:

Impairment of Intangible Assets (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$10,228	$155,072	$(144,844)	(93.4)%

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

     Reorganization Charge:

Reorganization Charge (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$1,405	$16,365	$(14,960)	(91.4)%

     In January 2002, we announced plans to close our customer care facility in San Francisco, California, effective April 30, 2002, which resulted in the termination of employees at that facility. At that time we also announced our intent to eliminate certain of our financial planning products within our Investment Services division, which also resulted in a small reduction of employees in our Raleigh, North Carolina office. In March 2002, we further announced the closing of our Houston, Austin, Ann Arbor and Singapore offices, along with a net reduction in force totaling approximately 450 employees. As a result of these actions, we incurred a charge of $15.9 million in the quarter ended March 31, 2002, a true-up charge of $0.5 million in the quarter ended June 30, 2002, and a second true-up charge of $1.4 million in the quarter ended June 30, 2003. The first true-up consisted primarily of severance and related employee benefits and lease termination fees. The second true-up of $1.4 million was due primarily to our inability to sub-lease vacated property as originally anticipated. We accounted for these actions in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

     Warrants Issued to a Third Party:

Warrants Issued to a Third Party (000’s)	June 30,		Change
	2003	2002	$	%
Year ended	$644	$(2,748)	$3,392	123.4%

     During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of warrants issued to a third party. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, however, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”

Liquidity and Capital Resources

     The following chart provides a summary of our Consolidated Statements of Cash Flows for the appropriate periods:

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Net cash provided by operating activities	$171,059	$157,793	$45,869
Net cash used in investing activities	(103,415)	(61,172)	(58,189)
Net cash provided by (used in) financing activities	(142,466)	(2,272)	3,207
Effect of exchange rate changes	296	—	—

Net increase (decrease) in cash and cash equivalents	$(74,526)	$94,349	$(9,113)

     As of June 30, 2004, we had $208.0 million of cash, cash equivalents and short-term investments on hand, and an additional $68.3 million in long-term investments. Our balance sheet reflects a current ratio of 2.3 and working capital of $263.8 million. Due primarily to processing efficiency improvement, we experienced a significant increase in net cash provided by operating activities over the past several years. For the year ended June 30, 2004, we generated $171.1 million of net cash provided by operating activities. We expect net cash provided by operating activities of approximately $185.0 million for our fiscal year ending June 30, 2005. We typically have a seasonally low September quarter due to the payout of annual incentive bonuses and commissions, and as a result, we expect net cash from operating activities to be relatively low in the quarter ended September 30, 2004. This will result in only a modest increase over fiscal 2004, as we expect to fully utilize our net operating loss carryover credits in fiscal 2005, at which time the amount of tax payments we will be required to make increases. Considering our existing balances and expectations of net cash provided by operating activities in the near future, we believe we have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40.0 million for the purpose of repurchasing shares of our common stock through August 2005. As of June 30, 2004, no such purchases have taken place.

     From an investing perspective, we used $103.4 million of cash for the year ended June 30, 2004. Of this amount, $106.0 million was used for the acquisition of APS, net of cash received, $16.3 million was used for the acquisition of HelioGraph, net of cash received, and $1.2 million for our investment in a joint venture with BACS, Ltd. We used $23.5 million for capital expenditures and another $2.8 million for the capitalization of software development costs. These uses of cash were offset by proceeds of $51.7 million from the net purchases and sales of investment securities. We expect to spend approximately $40.0 million on purchases of property and equipment in fiscal 2005.

     From a financing perspective, we used $142.5 million of cash for the year ended June 30, 2004. We used $172.5 million to redeem our 6.5% convertible notes and another $5.6 million for principal payments under capital leases and other long-term obligations. We received $10.6 million in combined proceeds from the exercise of employee stock options and the purchase of stock under our employee stock purchase plan. In April 2004, we received a $25.0 million deposit from one of our ABT customers in connection with a contract modification relating to the timing of transaction settlements. The agreement has an initial term of four years and automatically renews thereafter unless terminated with 180 days notice. We will pay the customer a variable rate of interest on a monthly basis equal to the then current overnight repurchase agreement rate. There are no restrictions on the deposit, and the funds will be available for general corporate use. We will refund the deposit upon termination of the agreement.

     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate as much as $145.0 million of free cash flow for the fiscal year ending June 30, 2005. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement assets and liabilities, less capital expenditures.

     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of June 30, 2004, and do not anticipate any change in the foreseeable future.

     See “Recent Developments” regarding our recently obtained line of credit facility. We have no immediate plans to borrow against this line of credit.

     The following table represents a summary of our contractual obligations and commercial commitments over the next several years which may assist in understanding expected cash commitments from various obligations we have entered into over time:

	Payments Due
	Year Ended June 30,
			2006 to	2008 to
Contractual Obligations	Total	2005	2007	2009	Thereafter
	(In thousands)
Operating leases	$92,073	$17,015	$24,621	$20,649	$29,788
Capital lease obligations	1,541	1,364	177	—	—
Other long-term obligations	28,726	3,359	367	25,000	—

Total contractual cash obligations	$122,340	$21,738	$25,165	$45,649	$29,788

Use of Non-GAAP Financial Information

     A measure that we have used in this Annual Report on Form 10-K to evaluate our operations is free cash flow (which we define as net cash provided by operating activities, exclusive of the net change in settlement accounts and less capital expenditures). We consider free cash flow to be a measure of liquidity that provides useful information to management and investors about the amount of cash we generate after the acquisition of property and equipment, which can be used for strategic and other purposes. Our free cash flow should be considered in addition to, and not as a substitute for, our GAAP (Generally Accepted Accounting Principles in the United States of America) results.

     Our free cash flow for the years ended June 30, 2004, and June 30, 2003, is calculated as follows (in thousands):

	Year Ended June 30,
	2004	2003
Net cash provided by operating activities	$171,059	$157,793
Less: Net change in settlement accounts *	193	—
Capital expenditures	23,482	24,324

Free cash flow	$147,770	$133,469

*	Relates to APS walk-in bill payment transactions.

     Net cash used in investing activities for the years ended June 30, 2004 and June 30, 2003, was $103.4 million and $61.2 million, respectively. Net cash used in financing activities was $142.5 million for the year ended June 30, 2004, and $2.3 million for the year ended June 30, 2003.

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles are amortized over their useful lives.

     SFAS 142 became effective for us on July 1, 2002, and had the following impacts:

•	We reclassified approximately $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill.

•	After the reclassification noted above, goodwill was no longer amortized.

•	We performed a transitional impairment test as of July 1, 2002. This impairment test requires us to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

     We recorded a charge of $2,894,000 for impairment of goodwill associated with our i-Solutions reporting unit upon the adoption of SFAS 142. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended June 30, 2003. Following the transitional impairment test, our goodwill balances are subject to annual impairment tests using the same process described above. We perform our annual evaluation under the requirements of SFAS 142 as of April 30 each year. Refer to Note 6 of our Consolidated Financial Statements where the results of our annual impairment test are discussed.

     In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The following is a summary of agreements that we determined to be within the scope of FIN 45:

     (1) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated liabilities related to these agreements are not material.

     (2) We guarantee the obligations of one of our wholly owned subsidiaries. See Note 8 of our Consolidated Financial Statements.

     In December 2003, the FASB issued FIN 46R “Consolidation of Variable Interest Entities” (“VIE”) to address the consolidation issues around certain types of entities, including special purpose entities. FIN 46R requires a variable interest entity to be consolidated if our variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. Application of this interpretation was required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. The adoption of this interpretation had no impact on our financial position or results of operations for the year ended June 30, 2004.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement had no impact on our results of operations or financial position for the year ended June 30, 2004.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of this statement had no impact on our results of operations or financial position for the year ended June 30, 2004.

     In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion 28).” We adopted the provisions of EITF 00-21 for all revenue arrangements entered into after June 30, 2003. The adoption of EITF 00-21 did not have an impact on our financial position, results of operations or liquidity.

     In January 2003, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which set out to provide guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities (Including Individual Securities and Investments in Mutual Funds),” and investments accounted for under the cost method or the equity method. In subsequent discussions, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF 03-1 became effective for fiscal years ending after December 15, 2003. The required disclosures pursuant to EITF 03-1 are included in Note 3 of our Consolidated Financial Statements.

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the policies and estimates described below relating to intangible assets, equity instruments issued to customers, and deferred income taxes are our critical accounting policies.

     Discussion with the Audit Committee of the Board of Directors. In determining which of our accounting policies warranted disclosure as critical in nature, our senior financial management team prepares an analysis of our accounting policies and reviewed the policies in detail with our Audit Committee. After discussing the level of management judgment required to comply with our accounting policies, we agree with our Audit Committee that the following accounting policies are deemed to be critical in nature and should be disclosed as such.

     Accounting for Goodwill. Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant goodwill balances. As of June 30, 2004, the balance of goodwill on our balance sheet totaled $613.0 million and is spread across our three business segments as follows:

•	Electronic Commerce of $578.7 million;

•	Software of $22.9 million; and

•	Investment Services of $11.4 million.

     Upon adoption of SFAS 142, we were required to perform a transitional impairment test related to our goodwill balances. We performed the test as of July 1, 2002. During the quarter ended September 30, 2002, we recorded a transitional goodwill impairment loss of $2.9 million related to the i-Solutions reporting unit of the Software segment. Subsequent to the initial adoption of SFAS 142, annual impairment tests were performed in 2003 and 2004. The annual impairment test in 2003 resulted an additional impairment of $6.0 million related to the i-Solutions reporting unit of the Software segment. Our 2004 annual impairment analysis resulted in our Electronic Commerce, Investment Services, ACH/CFACS and i-Solutions reporting units passing the impairment test, and as a result, no additional testing was required. However, a decline in the expected cash flows or the estimated terminal value in the future could lead to additional goodwill impairment losses. Similarly, an increase in the discount rate (weighted average cost of capital) could also result in additional goodwill impairment.

     Intangible Assets Exclusive of Goodwill. Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant non-goodwill related intangible assets. As of June 30, 2004, the balance of such intangible assets on our balance sheet totaled $295.6 million and is spread across our three business segments as follows:

•	Electronic Commerce of $289.9 million;

•	Software of $3.4 million; and

•	Investment Services of $2.3 million.

     We adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on July 1, 2002, which replaced SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” among other authoritative standards.

     During the year ended June 30, 2004, there were no events that provided a reason to believe any of our non-goodwill-related intangible assets were impaired. Likewise, our annual test for the impairment of goodwill provided no indication of impairment.

     During the year ended June 30, 2003, there were no events that provided a reason to believe any of our non-goodwill-related intangible assets were impaired. However, our annual test for the impairment of goodwill caused us to perform additional procedures to test the recoverability of intangible assets within our i-Solutions reporting unit. We first tested for the recoverability of our capitalized software. Using the guidance of SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we compared the undiscounted net realizable value for projected i-Solutions sales for the period representing the remaining useful life of the capitalized software intangible asset. Because the undiscounted net realizable value exceeded the carrying value of the asset, no impairment was indicated. We then tested for impairment of all intangible assets other than goodwill and capitalized software under the terms of SFAS 144. The undiscounted cash flows from our i-Solutions projections were lower than the carrying value of our intangible assets and, as a result, we recorded a charge of $4.2 million to write down to fair value our customer base asset, which was the only remaining intangible asset. A 10% swing in our cash flow projections, either up or down, would not have materially impacted the amount of the charge that we recorded.

     Through June 30, 2002, we evaluated our intangible assets for impairment whenever indicators of impairment existed. SFAS 121 required that if the sum of the future cash flows expected to result from a company’s asset, undiscounted and without interest charges, is less than the reported value of the asset, impairment must be recognized in the financial statements. The amount of impairment to recognize is calculated by subtracting the fair value of the asset from the reported value of the asset.

     In our Software segment, we reviewed our i-Solutions intangible assets for impairment during the quarter ended December 31, 2001, due to a trend in lower-than-expected license sales during the extended recessionary economy. We determined that the book value of intangible assets within i-Solutions exceeded the undiscounted sum of the expected future cash flows from the assets related to the i-Solutions business unit, which indicated that the intangible assets were impaired. The actual amount of impairment was then determined by subtracting the fair value of the expected cash flows from the i-Solutions business unit from the related long-lived assets. As a result, we recorded an impairment charge of $107.4 million against the balance of i-Solutions goodwill in the quarter ended December 31, 2001. We applied judgment in developing projections of future cash flows from our i-Solutions business. Our projections included, but were not limited to, expectations of product sales and related future product maintenance revenues, cost of sales, and other operating expenses supporting this business five years into the future. Additionally, we estimated a terminal value, which represented the present value of future cash flow beyond the five-year period. Finally, we assumed a discount rate that we believed fairly represented the risk-free rate and a risk premium appropriate for this business. Variances from our projected cash flows, and the related terminal value, could have had a significant impact on the amount of the impairment charge we recorded. If we had assumed a 10% increase in our estimated annual cash flows from the i-Solutions business unit, we would have passed the SFAS 121 undiscounted cash flow test and not recorded an impairment charge at all. If, however, we reduced our estimated annual cash flows for the i-Solutions business unit by 10%, our impairment charge would have increased by approximately $3.6 million.

     In our Electronic Commerce segment, we reviewed our TransPoint related technology assets for impairment during the quarter ended December 31, 2001, due to the termination of a maintenance agreement for this technology from the last of our international partners and an evaluation of the service potential of the related technology assets against our current and future initiatives. We determined that there was no alternative future use for two of the technology assets, and recorded a charge of $47.7 million to retire these assets. The retirement of the TransPoint technology assets was an indicator of potential impairment for other intangible assets associated with this acquisition. SFAS 121 required us to test for impairment at the lowest level of separately identifiable cash flows, which we determined in this case, was our Electronic Commerce Division. Because the sum of the undiscounted future cash flows exceeded the long-lived assets’ book value, there was no impairment. There were several areas of management judgment used in performing this analysis. Initially, our projections of future cash flow from the Electronic Commerce Division required management’s judgment regarding our expectations of future revenues, costs, and other operating expenses supporting this business five years into the future. Additionally, we estimated a terminal value, which represented the present value of future cash flow beyond the five-year period. Finally, we assumed a discount rate that we believed fairly represented the risk-free rate and a risk premium appropriate for this business. Variances, both positive and negative, from our projected cash flows, and the related terminal value, would not have had a significant impact on our analysis. If we had assumed a 10% increase in our estimated annual cash flows from the Electronic Commerce Division, we would have simply passed the SFAS 121 undiscounted cash flow test by a greater margin. If we had assumed a 10% reduction in our estimated annual cash flows we still would have passed the undiscounted cash flow test, and therefore, not incurred an impairment charge.

     Equity Instruments Issued to Customers. Within our Electronic Commerce segment, from time to time, we have determined it appropriate to issue warrants to certain of our customers to provide an incentive for them to achieve mutually beneficial long-term objectives. These objectives can take the form of performance against long-term growth targets, such as the number of the third-party’s customers that become active bill paying subscribers of our service or the number of bills distributed electronically to the third party’s customers, or more relationship-oriented, such as simply remaining a customer at a specified future date. Accounting standards for these types of warrants require us to record a charge when it becomes probable that the warrants will vest. For milestone-based warrants the amount of the charge would be the fair value of the portion of the warrants earned by the customer based on their progress towards achieving the milestone(s) required to vest in the warrants. At each reporting date, we would determine the current fair value of the portion of the warrants previously earned and true-up the charges previously recorded. In addition, we would record a charge for the fair value of the additional portion of the warrants earned during that period, again based on the customer’s progress towards the vesting milestones. This would continue until the warrants vest, at which time a final fair value is determined and the charge is adjusted accordingly. At the time we issued these warrants, accounting standards in place indicated that the charge for these type warrants be recorded as an expense. Since then, EITF 01-09, “Accounting for Consideration by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” became effective. This guidance became effective for financial statements issued after December 15, 2001, and is retroactively applied to existing equity instruments previously issued. It requires that the charge for the fair value of these types of warrants be recorded against revenue up to the cumulative amount of revenue recognized for a customer instead of to expense as was previously the case. Management must use judgment in determining when the vesting of a warrant becomes probable. As of June 30, 2004, we had 5.0 million unvested warrants outstanding that could potentially result in significant charges against our revenue, which expire in October 2010.

     Deferred Income Taxes. As of June 30, 2004, we have $63.7 million of net deferred income tax assets recorded on our balance sheet, $49.1 million of which are recorded in the current asset section of our balance sheet, and $14.6 million of which are netted against long-term deferred tax liabilities. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income, and consist primarily of tax credits and net operating loss benefits carried forward to future periods. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. If we were to record a deferred tax benefit valuation allowance, it would have the effect of increasing our tax expense thereby decreasing our net income and decreasing our deferred tax asset balance on our balance sheet. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding the expected future revenues and expenses in each of our business segments. In addition, we must assume that changes in tax laws will not materially impact the expected tax liability associated with our expected taxable income. In fiscal 2004 we determined that it was more likely than not that certain of our foreign tax credits would not be utilized in the future. Accordingly, we established a valuation allowance in the amount of $1.1 million to reduce our net tax credit carryforwards to their estimated net realizable value. While our current projections indicate we will be able to fully utilize our remaining deferred income tax benefits, should the economic recession continue for an extended period of time, or competitive pressures or other business risks result in a significant variance to our projected taxable income, we could be required to establish a valuation allowance for our remaining deferred tax asset balances.

Inflation

     We believe the effects of inflation have not had a significant impact on our results of operations.

Recent Developments

     In preparing this Annual Report on Form 10-K, we determined that certain deferred tax assets which are expected to be utilized during fiscal 2005 were not included in current assets in the balance sheet included in our press release furnished on Form 8-K dated August 3, 2004. We have appropriately classified all tax credits and carryforwards we expect to utilize in fiscal 2005 as current assets in this Annual Report on Form 10-K.

     On August 20, 2004, we entered into a senior secured revolving credit facility that provides for up to $185.0 million in revolving credit loans, including swingline loans and the issuance of letters of credit. The revolving credit facility matures in three years and borrowings are subject to periodic payments and bear interest at one of two rates, at our option; either Prime plus 0% to 1% or LIBOR plus 1% to 2%.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Annual Report and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business — Business Risks” included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     With the acquisition of BlueGill in April 2000, we obtained operations in Canada, and with the acquisition of HelioGraph in November 2003, we now maintain multiple offices in the United Kingdom. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, and the Canadian dollar as the functional currency for Canada. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant at this time. Therefore, we have not yet engaged in forward foreign exchange hedges and other similar instruments to mitigate this immaterial risk.

     While our international sales represented approximately two percent of our revenue for the year ended June 30, 2004, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.

     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate sensitive revenue. As of June 30, 2004, we entered into interest rate swap transactions totaling $75.0 million.

     The swaps are designated as cash flow hedges, and they are recorded in the balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $1.4 million. Such decline in the fair value of the swap would decrease the cash flows of the underlying hedged interest rate sensitive revenue by 100 basis points.

     Our investment policy does not allow us to enter into derivative financial instruments for speculative or trading purposes. We maintain a system of internal controls that includes policies and procedures covering the authorization, reporting and monitoring of derivative activity. Further, the policy allows us to enter into derivative contracts only with counter-parties that meet certain credit rating and/or financial stability criteria. The counter-parties to these contracts are major financial institutions, and we believe the risk of loss is remote.

Item 8. Financial Statements and Supplementary Data.

     The Independent Auditors’ Report of Deloitte & Touche LLP and the Consolidated Financial Statements of the Company as of June 30, 2004 and 2003, and for each of the years in the three year period ended June 30, 2004, follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CheckFree Corporation and Subsidiaries
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of CheckFree Corporation and Subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the consolidated financial statement schedule listed in the index at item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
September 3, 2004

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,832	$209,358
Investments	73,197	69,674
Settlement assets	82,520	—
Restricted investments	—	3,000
Accounts receivable, net	85,217	55,505
Accounts receivable, related parties	26,632	26,121
Prepaid expenses and other assets	14,727	9,708
Deferred income taxes	49,129	41,202

Total current assets	466,254	414,568
PROPERTY AND EQUIPMENT, Net	91,912	94,853
OTHER ASSETS:
Capitalized software, net	11,512	23,612
Goodwill, net	612,971	523,231
Strategic agreements, net	271,390	395,332
Other intangible assets, net	21,670	4,801
Investments	68,344	121,615
Other noncurrent assets	4,396	9,258
Investment in joint venture	483	—

Total other assets	990,766	1,077,849

Total assets	$1,548,932	$1,587,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,234	$9,705
Settlement obligations	82,611	—
Accrued liabilities	67,211	59,140
Current portion of long-term obligations	4,192	4,894
Deferred revenue	36,193	36,543

Total current liabilities	202,441	110,282
ACCRUED RENT AND OTHER	4,313	3,419
DEFERRED INCOME TAXES	17,492	28,728
CAPITAL LEASE AND LONG-TERM OBLIGATIONS – Less current portion	25,504	4,192
CONVERTIBLE SUBORDINATED NOTES	—	172,500
COMMITMENTS (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock — 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock — 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,164,926 and 89,266,370 shares, respectively	902	893
Additional paid-in-capital	2,471,062	2,449,374
Accumulated other comprehensive income (loss)	(728)	471
Accumulated deficit	(1,172,054)	(1,182,589)

Total stockholders’ equity	1,299,182	1,268,149

Total liabilities and stockholders’ equity	$1,548,932	$1,587,270

See Notes to Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
	(In thousands, except share data)
REVENUES:
Processing and servicing:
Third parties	$488,705	$397,435	$339,424
Related parties	41,500	78,981	82,813

Total processing and servicing	530,205	476,416	422,237
License fees	23,931	24,163	25,020
Maintenance fees	28,271	25,733	24,298
Other	24,057	25,334	18,922

Total revenues	606,464	551,646	490,477

EXPENSES:
Cost of processing, servicing and support	244,811	237,978	262,105
Research and development	66,288	52,717	55,172
Sales and marketing	51,910	57,170	58,030
General and administrative	45,759	39,030	43,687
Depreciation and amortization	177,582	226,638	435,565
In-process research and development	324	—	—
Impairment of intangible assets	—	10,228	155,072
Reorganization charge	—	1,405	16,365

Total expenses	586,674	625,166	1,025,996

INCOME (LOSS) FROM OPERATIONS	19,790	(73,520)	(535,519)
OTHER:
Equity in net loss of joint venture	(593)	—	—
Interest income	5,697	7,327	8,486
Interest expense	(13,164)	(12,975)	(12,788)
Loss on investments	—	(3,228)	—

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	11,730	(82,396)	(539,821)
INCOME TAX EXPENSE (BENEFIT)	1,195	(33,106)	(98,871)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,535	(49,290)	(440,950)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(2,894)	—

NET INCOME (LOSS)	$10,535	$(52,184)	$(440,950)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.56)	$(5.04)
Cumulative effect of accounting change	—	(0.03)	—

Net income (loss)	$0.12	$(0.59)	$(5.04)

Weighted average number of shares	89,869,760	88,807,069	87,452,339

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) before cumulative effect of accounting change	$0.11	$(0.56)	$(5.04)
Cumulative effect of accounting change	—	(0.03)	—

Net income (loss)	$0.11	$(0.59)	$(5.04)

Weighted average number of shares	91,864,490	88,807,069	87,452,339

See Notes to Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of	Common	Additional	Accumulated Other
	Shares of	Stock	Paid-In	Comprehensive
	Common Stock	at Par	Capital	Income (Loss)
	(In thousands, except share data)
BALANCE — JUNE 30, 2001	86,928,475	$869	$2,420,957	$—
Net loss	—	—	—	—
Stock options and warrants exercised	808,163	9	2,964	—
Tax benefit associated with exercise of stock options and warrants	—	—	568	—
Employee stock purchases	216,369	2	4,453	—
401(k) match	132,887	1	3,620	—
Impact of warrants	—	—	2,748	—
Amortization of unearned compensation	—	—	—	—

BALANCE — JUNE 30, 2002	88,085,894	881	2,435,310	—
Net loss	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	471

Total comprehensive loss
Stock options and warrants exercised	532,841	5	6,942	—
Tax benefit associated with exercise of stock options and warrants	—	—	1,550	—
Employee stock purchases	257,533	3	3,291	—
401(k) match	402,102	4	3,225	—
Return of restricted stock	(12,000)	—	(300)	—
Impact of warrants	—	—	(644)	—

BALANCE — JUNE 30, 2003	89,266,370	893	2,449,374	471
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(709)
Unrealized gain on foreign currency translation	—	—	—	54
Unrealized loss on cash flow hedges, net of tax	—	—	—	(544)

Total comprehensive income
Stock options exercised	571,844	6	7,150	—
Tax benefit associated with exercise of stock options	—	—	2,621	—
Employee stock purchases	176,868	2	3,299	—
401(k) match	149,844	1	6,213	—
Equity based compensation	—	—	2,405	—

BALANCE — JUNE 30, 2004	90,164,926	$902	$2,471,062	$(728)

See Notes to Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Total
	Unearned	Accumulated	Stockholders'
	Compensation	Deficit	Equity
	(In thousands, except share data)
BALANCE — JUNE 30, 2001	$(185)	$(689,455)	$1,732,186
Net loss	—	(440,950)	(440,950)
Stock options and warrants exercised	—	—	2,973
Tax benefit associated with exercise of stock options and warrants	—	—	568
Employee stock purchases	—	—	4,455
401(k) match	—	—	3,621
Impact of warrants	—	—	2,748
Amortization of unearned compensation	60	—	60

BALANCE — JUNE 30, 2002	(125)	(1,130,405)	1,305,661
Net loss	—	(52,184)	(52,184)
Unrealized gain on available-for-sale securities, net of tax	—	—	471

Total comprehensive loss			(51,713)
Stock options and warrants exercised	—	—	6,947
Tax benefit associated with exercise of stock options and warrants	—	—	1,550
Employee stock purchases	—	—	3,294
401(k) match	—	—	3,229
Return of restricted stock	125	—	(175)
Impact of warrants	—	—	(644)

BALANCE — JUNE 30, 2003	—	(1,182,589)	1,268,149
Net income	—	10,535	10,535
Unrealized loss on available-for-sale securities, net of tax	—	—	(709)
Unrealized gain on foreign currency translation	—	—	54
Unrealized loss on cash flow hedges, net of tax	—	—	(544)

Total comprehensive income			9,336
Stock options exercised	—	—	7,156
Tax benefit associated with exercise of stock options	—	—	2,621
Employee stock purchases	—	—	3,301
401(k) match	—	—	6,214
Equity based compensation	—	—	2,405

BALANCE — JUNE 30, 2004	$—	$(1,172,054)	$1,299,182

See Notes to Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$10,535	$(52,184)	$(440,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss of joint venture	593	—	—
Depreciation and amortization	177,582	226,638	435,565
Deferred income tax benefit	(12,930)	(35,147)	(99,152)
Impairment of intangible assets	—	10,228	155,072
Impact of warrants	—	(644)	2,748
Loss on investments	—	3,228	—
Equity-based compensation	5,569	—	—
Cumulative effect of accounting change	—	2,894	—
Net loss on disposition of property and equipment	487	471	55
Non-cash portion of reorganization charge	—	—	1,640
Write off of in-process research and development	324	—	—
Write off of convertible notes issuance costs	2,407	—	—
Change in certain assets and liabilities (net of acquisitions and dispositions):
Settlement assets and obligations	(193)	—	—
Accounts receivable	(12,874)	6,404	788
Prepaid expenses and other	3,495	(2,604)	2,676
Accounts payable	11	(344)	(9,035)
Accrued liabilities and other	(2,308)	4,720	(1,035)
Deferred revenue	(1,639)	(5,867)	(2,503)

Net cash provided by operating activities	171,059	157,793	45,869

INVESTING ACTIVITIES:
Purchase of property and software	(23,482)	(24,324)	(21,980)
Proceeds from sale of assets	—	580	—
Capitalization of software development costs	(2,817)	(4,296)	(4,435)
Purchases of investments — held-to-maturity	(511)	(38,522)	(100,715)
Proceeds from maturities of investments — held-to-maturity	34,253	118,527	72,329
Purchases of investments — available-for-sale	(240,919)	(137,921)	—
Proceeds from maturities of investments — available-for-sale	255,972	24,936	—
Purchase of other investments	(74)	(152)	(388)
Proceeds from maturities of investments — other	11	—	—
Decrease (increase) in restricted investments	3,000	—	(3,000)
Purchase of businesses, net of cash acquired	(122,322)	—	—
Investment in joint venture	(1,212)	—	—
Changes in other assets	(5,314)	—	—

Net cash used in investing activities	(103,415)	(61,172)	(58,189)

FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(5,575)	(12,212)	(3,553)
Proceeds from stock options exercised	7,156	6,947	2,285
Proceeds from employee stock purchase plan	3,453	2,993	3,787
Redemption of convertible notes	(172,500)	—	—
Increase in long-term deposits	25,000	—	—
Proceeds from sale of stock and exercise of warrants	—	—	688

Net cash provided by (used in) financing activities	(142,466)	(2,272)	3,207

Effect of exchange rate changes on cash and cash equivalents	296	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,526)	94,349	(9,113)
CASH AND CASH EQUIVALENTS:
Beginning of period	209,358	115,009	124,122

End of period	$134,832	$209,358	$115,009

See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - CheckFree Corporation (the “Company”) is the parent company of CheckFree Services Corporation (“CheckFree Services”), the principal operating company of the business. In April 2000, CheckFree Services changed its name from CheckFree Corporation to CheckFree Services Corporation. Following that change, in August 2000, CheckFree Holdings Corporation changed its name to CheckFree Corporation. CheckFree Services was organized in 1981 and is a leading provider of financial electronic commerce products and services. See Note 20 for a description of the Company’s business segments.

Principles of Consolidation - The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. The Company’s majority owned subsidiary, CheckFree Management Corporation, was merged into CheckFree Services Corporation effective June 30, 2004. All significant intercompany transactions have been eliminated.

Use of Estimates - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Investments - The Company has certain investments in marketable debt securities that are classified as either available-for-sale or held-to-maturity in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). The Company began investing in available-for-sale securities during the quarter ended September 30, 2002. All new non-collateral securities purchased after September 1, 2002, have been classified as available-for-sale. Held-to-maturity securities are carried at amortized cost and are adjusted only for other-than-temporary declines in fair value. Available-for-sale investments are recorded at fair value and changes in fair value are recorded as unrealized gains and losses in accumulated other comprehensive income, a component of stockholders’ equity. Restricted investments represent amounts that are restricted as to their use in accordance with leasing arrangements.

The Company has certain other investments in equity and debt securities that are accounted for under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. The Company periodically evaluates whether any declines in fair value of its investments are other than temporary. In performing this evaluation, the Company considers various factors including any decline in market price, where available, the investee’s financial condition, results of operations, operating trends and other financial ratios.

The Company has received equity instruments in connection with agreements with certain partners. In such cases, the Company’s initial cost is determined based on the estimated fair value of the equity instruments received. Subsequent changes in the fair value of these equity instruments are accounted for in accordance with the investment policies described above.

During April 2004, the Company formed a joint venture, EBPP, Ltd., with BACS, Ltd. in the United Kingdom. EBPP, Ltd. is designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. During the fiscal year ended June 30, 2004, the Company invested $1.2 million in the joint venture out of an initial commitment of approximately $3,150,000. If certain milestones are achieved, the Company may contribute an additional $3,150,000 to the joint venture. The Company will account for the investment in EBPP, Ltd. under the equity method.

Settlement Assets and Obligations - Amounts receivable from the Company’s agents and clients, as well as amounts payable to the Company’s agents and clients associated with the Company’s walk-in bill payment services, are classified as settlement assets and obligations. The majority of these assets and obligations result from timing differences between the Company’s agents collecting funds from the consumers making the payments and depositing the funds collected into the Company’s bank accounts. Settlement assets and obligations arise due to the Company’s reporting of transactions to its clients prior to fulfilling the payment obligation.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, investments and trade accounts receivable. Excess cash is invested through banks, mutual funds and brokerage houses primarily in highly liquid securities. The Company has investment policies and procedures that limit any concentration of credit risk with single issuers. With respect to accounts receivable, the Company does not generally require collateral and believes that any credit risk is substantially mitigated by the nature of our customers and reasonably short collection terms. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.

Derivative Financial Instruments - On July 1, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Prior to July 1, 2003, the Company’s investment policy prohibited the use of derivatives for trading or hedging purposes. Additionally, the Company performed reviews of its contracts and determined that they did not contain any embedded derivatives that require separate reporting and disclosure under SFAS 133. As such, the adoption of SFAS 133 did not have a material impact on the Company’s financial position or results of operations for the years ended June 30, 2003 and 2002.

During fiscal year 2004, the Company amended its investment policy to allow for the use of derivative financial instruments in certain instances. This change was implemented to manage the variability of cash flows related to interest rate sensitive portions of processing and servicing revenue. The Company does not enter into derivative financial instruments for speculative or trading purposes.

As required by SFAS 133, the Company records all derivatives on the balance sheet at their fair value. As discussed further in Note 17, all of the Company’s derivative financial instruments have been designated as cash flow hedges. Under SFAS 133, the effective portion of the changes in fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity and are subsequently recognized in earnings when the cash flows of the hedged item impact earnings. The ineffective portion of changes in fair value is immediately recognized in earnings.

Property and Equipment - Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives as follows: land improvements, building and building improvements, 15 to 30 years; computer equipment, software and furniture, 18 months to seven years. Equipment under capital leases is amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the leases. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease periods.

Capitalized Software - Capitalized software includes purchased technology intangible assets associated with acquisitions and capitalized internal development costs. Purchased technology intangibles are initially recorded based on the fair value ascribed at the time of acquisition. Internal development costs are capitalized in accordance with the provisions of either SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” or Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company determines whether software costs fall under the provisions of SFAS 86 or SOP 98-1 and accounts for them as follows:

•	SFAS 86 - Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86. Capitalized software costs are amortized on a product-by-product basis using either the estimated economic life of the product on a straight-line basis over three to five years, or the current year gross product revenue to the current and anticipated future gross product revenue, whichever is greater. Unamortized software development costs in excess of estimated future net realizable values from a particular product are written down to estimated net realizable value.

•	SOP 98-1 - Software costs incurred in the preliminary project stage are expensed as incurred. Software costs incurred after the preliminary project stage is complete, management has committed to the project, and it is probable the software will be used to perform the function intended are capitalized in accordance with SOP 98-1. Capitalized software costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis, generally three to five years. Capitalized software costs not expected to be completed and placed in service are written down to estimated fair value.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill was amortized on a straight-line basis over five to ten years prior to July 1, 2002. Effective July 1, 2002, goodwill is no longer amortized.

Other intangibles represent identifiable intangible assets purchased by the Company in connection with business combinations. The costs of identified intangible assets are generally amortized on a straight-line basis over periods from eight months to ten years.

The Company performs its annual goodwill impairment review on April 30 of each year. No indicators for impairment were evident during the review for fiscal year 2004.

Impairment of Long-Lived Assets - In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), effective July 1, 2002, long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required (normally measured by the expected present value technique). During the year ended June 30, 2003, the Company performed a review of certain of its long-lived assets, determined that certain assets were impaired and recorded a charge of $4,245,000 related to the impairment of other intangible assets. The charge was included in the accompanying Consolidated Statement of Operations (See Note 6 for a description of this review).

Transaction Processing - In connection with the timing of the Company’s financial transaction processing, the Company is exposed to credit risk in the event of nonperformance by other parties, such as returns. The Company utilizes credit analysis and other controls to manage its credit risk exposure. The Company also maintains a reserve for future returns. This reserve is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

Comprehensive Income - The Company reports comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.” The Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of other comprehensive income applicable to the Company are unrealized gains or losses on the Company’s available-for-sale securities and derivative instruments, as well as unrealized foreign currency translation differences. There were no components of other comprehensive income applicable to the Company prior to June 30, 2002. The Company began investing in available-for-sale securities during the quarter ended September 30, 2002, and began using derivative instruments in fiscal year 2004. As of June 30, 2004, unrealized foreign currency translation gains of $54,000, gross unrealized gains of $449,000 offset by gross unrealized losses of $826,000 on the Company’s available-for-sale securities, net of deferred taxes of $139,000, and the unrealized loss on interest rate swaps of $850,000, net of deferred taxes of $306,000, have been recorded in the accompanying Consolidated Statement of Stockholders’ Equity as a component of accumulated other comprehensive income.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense is not required to be recorded when stock options are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option is granted, and in connection with our Associate Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offer period. In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows the Company to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of the Statement. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement 123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. These disclosure requirements became effective for the Company’s third quarter of fiscal 2003. The Company has continued to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been as follows (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Net income (loss), as reported	$10,535	$(52,184)	$(440,950)
Stock-based compensation included in net income (loss)	1,828	(175)	60
Stock-based compensation under SFAS 123	(16,589)	(27,764)	(35,182)

Pro forma net loss	$(4,226)	$(80,123)	$(476,072)

Pro forma net loss per share:
Basic and diluted	$(0.05)	$(0.90)	$(5.44)

Stock-Related Transactions With Third Parties - The Company accounts for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer

(Including a Reseller of the Vendor’s Products).” Under the provisions of EITF 96-18, because none of the Company’s agreements have a disincentive for non-performance, the Company records a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9, which became effective during the quarter ended March 31, 2002, requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

Basic and Diluted Earnings (Loss) Per Share - The Company reports basic and diluted earnings (loss) per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic earnings (loss) per common share is determined by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted per common share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding.

Foreign Currency Translation - Effective with the acquisition of BlueGill Technologies, Inc. on April 28, 2000, and the acquisition of HelioGraph, Ltd (“HelioGraph”) in November 2003, certain wholly owned subsidiaries of the Company have foreign operations. As a result, those assets and liabilities outside the United States are subject to fluctuations in foreign currency exchange rates. Consequently, the Company began to utilize pounds sterling as the functional currency for the United Kingdom in the quarter ended December 31, 2003, and the Canadian dollar as the functional currency for Canada in the quarter ending March 31, 2004. Assets, liabilities, revenues and expenses are remeasured using current and historical exchange rates in accordance with SFAS 52, “Foreign Currency Translation.” The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, historical rates for equity and the weighted average exchange rates during the period for revenue and expense accounts. The gains or losses resulting from such translations are included in other comprehensive income (loss). Due to the relatively immaterial nature of the amounts involved, neither the Company’s economic exposure from fluctuations in foreign exchange rates nor the net translation gains / losses for the years ended June 30, 2004, 2003 and 2002 were material.

Revenue Recognition - The Company’s sources of revenue and methodology of recognition is as follows:

•	Processing and servicing - Processing and servicing revenues include revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. The Company recognizes revenue when the services have been performed. Certain customer agreements include minimum monthly revenue commitments to the Company and, of those agreements, some have provisions that allow these minimum commitments to be credited against future services, as defined. The Company defers any portion of the minimum revenue commitments that it expects to be credited against future services until the future services are performed or the credits expire unused. The Company’s estimate of minimums to be credited against future services is primarily based on customer specific historical experience and volume and growth experience with other customers.

As part of processing certain types of transactions, the Company earns interest from the time money is collected from its customers until the time payment is made to the applicable merchants. These revenues, which are generated from trust account balances not included on the Company’s consolidated balance sheets, are included in processing and servicing revenue and totaled $14,813,000, $20,258,000 and $25,090,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

•	License fees - The Company recognizes revenue on software transactions in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In accordance with the provisions of SOP 97-2, the Company recognizes revenue from software license agreements when there is persuasive evidence that an arrangement exists, the fee is fixed and determinable, collectibility is probable and the software has been shipped, provided that no significant obligation remains under the contract.

•	Maintenance fees - Upon receipt of payment, maintenance fee revenue is recognized ratably over the term of the related contractual support period, generally 12 months.

•	Other - Other revenue consists primarily of consulting and training services. Consulting revenue is recognized as services are performed and training revenue is recognized upon delivery of the related service.

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

Advertising Costs - The Company expenses advertising costs as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended June 30, 2004, 2003 and 2002 were $3,632,000, $3,227,000 and $2,744,000, respectively. Advertising expenses are included in sales and marketing costs in the accompanying Consolidated Statements of Operations.

Income Taxes - The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Business Segments - The Company reports information about its business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Statement defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. See Note 20 for the Company’s segment information.

Related Parties - The Company considers certain entities to be related parties as defined by SFAS 57, “Related Party Disclosures” based on the ability to appoint a member of the board of directors as well as the level of share ownership. Based on these criteria, Microsoft Corporation (“Microsoft”) and First Data Corporation (“FDC”) are considered related parties in each of the three years in the period ending June 30, 2004. Bank of America was considered a related party from October 2000 to January 1, 2003.

Recent Accounting Pronouncements - On July 20, 2001, the FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the Company’s intent to do so. Other intangibles are amortized over their useful lives.

SFAS 142 became effective for the Company on July 1, 2002, and had the following impacts:

•	The Company reclassified approximately $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill.

•	After the reclassification above, goodwill was no longer amortized.

•	The Company performed a transitional impairment test as of July 1, 2002. This impairment test requires the Company to (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.

The Company recorded a charge of $2,894,000 for impairment of goodwill associated with its i-Solutions reporting unit upon the adoption of SFAS 142. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended June 30, 2003. Following the transitional impairment test, the Company’s goodwill balances are subject to annual impairment tests using the same process described above. Refer to Note 6 where the results of the Company’s annual impairment test are discussed.

In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) was issued. This interpretation clarifies accounting and disclosure requirements for guarantors in interim and annual financial statements relating to obligations under certain guarantees. FIN 45 requires that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The following is a summary of agreements that the Company has determined to be within the scope of FIN 45:

(1) We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated liabilities related to these agreements are not material.

(2) CheckFree Services Corporation guarantees the obligations of one of its wholly owned subsidiaries. See Note 8.

In December 2003, the FASB issued FIN 46R “Consolidation of Variable Interest Entities” (“VIE”) to address the consolidation issues around certain types of entities, including special purpose entities. FIN 46R requires a variable interest entity to be consolidated if the Company’s variable interest (i.e., investment in the entity) will absorb a majority of the entity’s expected losses and/or residual returns if they occur. Application of this Interpretation was required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. The adoption of this interpretation had no impact on the Company’s financial position or results of operations for the year ended June 30, 2004.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement had no impact on the Company’s financial position or results of operations for the year ended June 30, 2004.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement had no impact on the Company’s results of operations or financial position for the year ended June 30, 2004.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple Deliverable Revenue Arrangements.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in

EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion 28).” The Company adopted the provisions of EITF 00-21 for all revenue arrangements entered into after June 30, 2003. The adoption of EITF 00-21 did not have an impact on the Company’s financial position, results of operations or liquidity.

In January 2003, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which set out to provide guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities (Including Individual Securities and Investments in Mutual Funds),” and investments accounted for under the cost method or the equity method. In subsequent discussions, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF 03-1 became effective for fiscal years ending after December 15, 2003. The required disclosures pursuant to EITF 03-1 are included in the notes to consolidated financial statements.

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2. ACQUISITIONS

HelioGraph, Ltd.

In November 2003, the Company completed its acquisition of HelioGraph for approximately $18,756,000 in cash. The acquisition added a financial transactions management solution with straight through processing and financial messaging expertise to the Company’s reconciliation suite of products, in addition to expanding the Company’s international presence. HelioGraph is part of CheckFree Financial and Compliance Solutions, a business unit within the Company’s software division. In connection with the acquisition of HelioGraph, the Company recorded a charge of $324,000 for purchased in-process research and development. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair market values at the date of the acquisition. Based on the preliminary purchase price allocation, the Company recorded goodwill of approximately $14,800,000. The values ascribed to acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer relationships	$520	5 yrs
Covenants not to compete	410	3 yrs
Current technology	880	4 to 5 yrs
Tradenames	110	3 yrs

American Payment Systems, Inc.

In June 2004, the Company completed its acquisition of American Payment Systems, Inc. (“APS”) from its parent corporation UIL Holdings, for approximately $109,013,000 in cash, subject to certain post-closing adjustments. The acquisition was made to penetrate a part of the electronic billing and payment market in which the Company had not materially previously participated. APS is part of CheckFree’s Electronic Commerce Division and a leading provider of walk-in bill payments to the estimated 20% of U.S. consumers who do not typically rely on bank products and services. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair market values at the date of the acquisition. Based on the preliminary purchase price allocation, the Company recorded goodwill of approximately $75,000,000. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer relationships	$10,790	3 to 6 yrs
Current technology	2,230	4 to 5 yrs
Covenants not to compete	1,250	4 to 5 yrs
Money transfer licenses	1,700	1 yr
Tradenames	2,650	2 to 10 yrs

The effect of these acquisitions made by the Company during fiscal year 2004 were not material individually or in the aggregate.

NOTE 3. INVESTMENTS

Investments consist of the following (in thousands):

	June 30,
	2004	2003
Available-for-sale	$243,526	$113,624
Held-to-maturity	—	251,851
Other investments	725	660
Less: amounts classified as cash equivalents	102,710	171,846

Total investments	$141,541	$194,289

Available-for-Sale - The following is a summary of available-for-sale investment securities (in thousands):

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
June 30, 2004:
Corporate bonds	$44,853	$196	$(293)	$44,756
Asset-backed securities	20,511	89	(107)	20,493
Collateralized mortgage obligations	5,072	1	(194)	4,879
Commercial paper	7,146	—	—	7,146
U.S. Government and federal agency obligations	45,469	55	(184)	45,340
Money market and mutual funds	98,588	—	—	98,588
Mortgage pass-through securities	22,264	108	(48)	22,324

Available-for-sale investments	243,903	449	(826)	243,526
Less: amounts classified as cash equivalents	102,710	—	—	102,710

Total available-for-sale investments	$141,193	$449	$(826)	$140,816

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
June 30, 2003:
Corporate bonds	$29,718	$228	$(6)	$29,940
Asset-backed securities	25,480	183	(6)	25,657
Collateralized mortgage obligations	1,447	18	—	1,465
Commercial paper	5,350	—	—	5,350
U.S. Government and federal agency obligations	50,115	338	(116)	50,337
Mortgage pass-through securities	876	—	(1)	875

Total available-for-sale investments	$112,986	$767	$(129)	$113,624

The fair value of available-for-sale securities is based on quoted market values.

The Company has determined that the unrealized losses in its available-for-sale investments, comprised of 95 securities, are deemed to be temporary impairments as of June 30, 2004. The Company believes that the unrealized losses generally are caused by liquidity discounts and increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. The following table summarizes the aggregate amount of unrealized losses, amortized costs and estimated fair value of investments classified as available-for-sale as of June 30, 2004 (in thousands):

	Cost or	Gross	Estimated Fair
	Amortized Cost	Unrealized Losses	Value
Corporate bonds	$27,549	$(293)	$27,256
Asset-backed securities	5,386	(107)	5,279
Collateralized mortgage obligations	4,825	(194)	4,631
U.S. Government and federal agency obligations	34,811	(184)	34,627
Mortgage pass-through securities	11,733	(48)	11,685

Total impaired available-for-sale investments	$84,304	$(826)	$83,478

The following table summarizes the unrealized losses on available-for-sale investment securities for which the fair value was below the carrying value for a period of more than twelve months as of June 30, 2004 (in thousands):

	Less than		Equal or Greater than
	12 Months Impaired		12 Months Impaired
	Estimated	Unrealized	Estimated	Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate bonds	$19,163	$(142)	$8,093	$(151)	$27,256	$(293)
Asset-backed securities	2,203	(16)	3,076	(91)	5,279	(107)
Collateralized mortgage obligations	—	—	4,631	(194)	4,631	(194)
U.S. Government and federal agency obligations	34,627	(184)	—	—	34,627	(184)
Mortgage pass-through securities	11,685	(48)	—	—	11,685	(48)

Total available-for-sale investments	$67,678	$(390)	$15,800	$(436)	$83,478	$(826)

In 2004, the Company sold available-for-sale investments of $65,861,000. The Company recognized gross gains of $247,000 and gross losses of $484,000 on those sales. No sales of available-for-sale securities occurred during 2003.

In April 2004, the Company transferred all of its held-to-maturity investments to the available-for-sale category. Management determined that it no longer had the positive intent to hold its investment in securities classified as held-to-maturity for an indefinite period of time due to management’s desire to have more flexibility in managing the investment portfolio. The securities transferred had a total amortized cost of $43,769,000, fair value of $43,842,000 and unrealized gross gains of $514,000 and unrealized gross losses of $441,000 at the time of the transfer. The net unrealized gain of $73,000 was recorded as other comprehensive income at the time of transfer. As a result of the reclassification, SFAS 115 prohibits the Company from classifying securities as held-to-maturity for two years following the transfer.

The amortized cost and fair value of available-for-sale securities at June 30, 2004, by contractual maturity or repricing date are as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$73,168	$73,197
Due after one year through five years	68,025	67,619

Total	$141,193	$140,816

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Held-to-Maturity - The following is a summary of held-to-maturity investment securities (in thousands):

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
June 30, 2003:
Corporate bonds	$28,466	$606	$(425)	$28,647
Asset-backed securities	21,648	238	(414)	21,472
Commercial paper	3,550	—	—	3,550
Certificates of deposit	3,000	—	—	3,000
U.S. Government and federal agency obligations	22,079	287	—	22,366
Mortgage pass-through securities	8,082	73	—	8,155
Money market funds	165,026	—	—	165,026

Held-to-maturity investments	251,851	1,204	(839)	252,216
Less: amounts classified as cash equivalents	171,846	—	—	171,846

Total held-to-maturity investments	$80,005	$1,204	$(839)	$80,370

The fair value of held-to-maturity securities is based on quoted market values.

During fiscal year 2004, the Company transferred all investments classified as held-to-maturity to available-for-sale. As a result of the change in classification, there are no held-to-maturity investments held by the Company as of June 30, 2004.

Other investments - Other investments are accounted for under the cost method and include common stock, warrants and venture capital initiatives as of June 30, 2004 and 2003. The common stocks and warrants consist of preferred stock warrants in a non-publicly traded electronic billing related company. The venture capital entity invests in early to mid-stage financial solutions and technology companies. The Company has made a commitment to invest $1,000,000 in venture capital initiatives. Actual contributions are made at the point in time a specific company in which venture capital will be invested is identified. The fair value of other investments was approximately $725,000 and $660,000 as of June 30, 2004 and 2003, respectively.

During the year ended June 30, 2003, the Company recorded losses on certain of its other investments. The losses were the result of the Company’s evaluation of any other-than-temporary decline in the fair value of these investments. In performing this evaluation, the Company considered various factors including any decline in market price, where available, the investee’s financial condition, results of operations, operating trends and other financial ratios. Based on these factors, the Company recorded a loss of $3,228,000 for the year ended June 30, 2003.

Pledged investments - The Company has pledged certain available-for-sale investments as collateral for payments due under operating leases and for standby letters of credit related to operating leases. The total amount of securities pledged as collateral at June 30, 2004 and 2003 was approximately $3,866,000 and $5,438,000, respectively, of which $3,000,000 was classified as a restricted investment at June 30, 2003. The lease agreement associated with the restricted investment expired without renewal during the year ended June 30, 2004. The operating leases expire at various dates through December 31, 2004. The standby letters of credit expired on September 30, 2003, but automatically renewed through the underlying lease expiration date of September 30, 2004.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	June 30,
	2004	2003
Trade accounts receivable	$76,020	$47,919
Unbilled trade accounts receivable	4,336	4,557
Other receivables	5,641	4,698

Total	85,997	57,174
Less: allowance for doubtful accounts	780	1,669

Accounts receivable, net	$85,217	$55,505

Trade accounts receivable represents amounts billed to customers. Revenue is recognized and customers are billed under service agreements as the services are performed. Unbilled trade accounts receivable result primarily from extended payment terms not in excess of one year on software license agreements. For software contracts, revenue is recognized under the provisions of SOP 97-2 as described in Note 1, and unbilled amounts under those software contracts are billed on specific dates according to contractual terms. Other receivables are comprised primarily of interest receivable. The allowance for doubtful accounts represents management’s estimate of uncollectible accounts receivable.

NOTE 5. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30,
	2004	2003
Land and land improvements	$4,944	$4,944
Building and building improvements	51,390	50,736
Computer equipment and software licenses	206,946	181,872
Furniture and equipment	20,781	19,838

Total	284,061	257,390
Less: accumulated depreciation	192,149	162,537

Property and equipment, net	$91,912	$94,853

Depreciation expense totaled $35,520,000, $36,631,000 and $36,430,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment of Intangible Assets

CheckFree i-Solutions

During the year ended June 30, 2002, the Company identified certain indicators of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions). The main indicators of impairment were recent economic conditions, accompanied by internet-based software industry trends that negatively impacted both i-Solutions current operations, as well as its expected future growth rates. The Company first evaluated recoverability under the provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” by comparing the projected undiscounted cash flows of the i-Solutions business, including an estimated terminal value, to the related carrying value of its long-lived assets. As a result of this comparison, the Company determined that the i-Solutions assets were impaired. The amount of the impairment was then determined by comparing the estimated fair value of the i-Solutions assets to the related carrying value. The fair value was determined using a discounted cash flow approach for the net cash flows of the i-Solutions business and an estimated terminal value. The assumptions supporting the estimated cash flows, including the discount rate and estimated terminal value, reflected management’s best estimates at the time. As a result of the fair value test, the Company recorded a charge reducing the carrying value of CheckFree i-Solutions goodwill by $107,405,000. This amount was included in impairment of intangible assets in the Company’s Consolidated Statement of Operations for the year ended June 30, 2003. CheckFree i-Solutions is included in the Company’s Software business segment.

Upon adoption of SFAS 142, the Company performed a transitional impairment test and recorded a charge of $2,894,000 for impairment of goodwill associated with i-Solutions. The transitional impairment charge is reflected as a cumulative effect of a change in accounting principles in the accompanying Consolidated Statement of Operations for the year ended June 30, 2003.

During the fourth quarter of the fiscal year ended June 30, 2003, the Company performed its annual impairment review for goodwill and other intangible assets. The conditions which gave rise to indications of impairment during the year ended June 30, 2002, continued to be present during the year ended June 30, 2003. As a result of its assessment, the Company recorded an additional charge of $10,228,000, which represents a SFAS 142 goodwill impairment of $5,983,000 and a SFAS 144 impairment of other intangible assets of $4,245,000 both related to the Company’s i-Solutions reporting unit. This amount is included in impairment of intangible assets in the Company’s Consolidated Statement of Operations.

TransPoint

During the year ended June 30, 2002, the Company performed a review of the carrying value of technology assets it acquired as part of the TransPoint acquisition in September 2000. The review was prompted by the termination of the maintenance agreement for this technology from the last of our international partners, and the conclusions reached by the Company in evaluating the service potential of the technology against our present and future initiatives. As a result of the review, the Company identified two technologies for which there was no future use and recorded a SFAS 121 charge of $47,667,000 to retire these assets. The charge was included in impairment of intangible assets in the Company’s Consolidated Statement of Operations for the year ended June 30, 2002.

The retirement of the TransPoint technology assets noted above was an indicator to the Company of possible impairment of its long-lived assets, primarily goodwill and other acquired intangible assets, related to its acquisition of TransPoint. The Company evaluated the recoverability of all its Electronic Commerce Division long-lived assets by comparing the projected undiscounted cash flows of the division, including an estimated terminal value, to the carrying value of its long-lived assets. The assumptions supporting the estimated cash flows, including the estimated terminal value, reflected management’s best estimates at the time. The result of this test indicated that there was no impairment of the Company’s Electronic Commerce Division long-lived assets.

In connection with the TransPoint acquisition, we entered into commercial agreements with Microsoft and FDC to provide payment processing services. These agreements included minimum revenue commitments totaling $180.0 million over five years. The monthly minimum commitments from Microsoft and FDC increase over the five-year term of the agreements. Currently, Microsoft and FDC are each operating substantially below their minimum monthly commitments and the Company does not expect these customers to increase their activity such that they would operate above the minimum commitments in the next twelve months.

The Company performed its annual goodwill impairment review as of April 30, 2004, for the year ended June 30, 2004. No indicators of impairment were evident based on this review.

As of June 30, 2004 and 2003, the Company’s only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment for the year ended June 30, 2004, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2002	$503,255	$16,116	$11,387	$530,758
Reclassification of workforce, net of tax	483	867	—	1,350
Impairment loss from adoption of SFAS 142	—	(2,894)	—	(2,894)
Fourth quarter impairment loss	—	(5,983)	—	(5,983)

Balance as of June 30, 2003	503,738	8,106	11,387	523,231
Goodwill acquired	74,957	14,783	—	89,740

Balance as of June 30, 2004	$578,695	$22,889	$11,387	$612,971

The components of the Company’s various amortized intangible assets are as follows (in thousands):

	June 30,
	2004	2003
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$166,578
Internal development costs	31,519	29,170

Total	198,977	195,748
Less: accumulated amortization	187,465	172,136

Capitalized software, net	$11,512	$23,612

Strategic agreements:
Strategic agreements (1)	$744,424	$744,424
Less: accumulated amortization	473,034	349,092

Strategic agreements, net	$271,390	$395,332

Other intangible assets:
Tradenames	$50,728	$47,968
Customer base	46,068	34,758
Current technology	2,230	—
Money transfer licenses	1,700	—
Covenants not to compete	2,860	1,200

Total	103,586	83,926
Less: accumulated amortization	81,916	79,125

Other intangible assets, net	$21,670	$4,801

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.

Amortization of intangible assets totaled $142,062,000, $190,007,000 and $399,135,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2005	$136,978
2006	48,363
2007	29,478
2008	28,089
2009	27,259

The Company’s results of operations for the year ended June 30, 2002, do not reflect the application of the provisions of SFAS 142. The following table adjusts net loss and net loss per share for the impact of the implementation of SFAS 142 as follows (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Net income (loss) before cumulative effect of accounting change	$10,535	$(49,290)	$(440,950)
Cumulative effect of accounting change	—	(2,894)	—

Net income (loss)	10,535	(52,184)	(440,950)
Add back: goodwill amortization	—	—	184,464

Adjusted net income (loss)	$10,535	$(52,184)	$(256,486)

Basic net income (loss) per share:
Basic net income (loss) per common share before cumulative effect of accounting change	$0.12	$(0.56)	$(5.04)
Cumulative effect of accounting change	—	(0.03)	—

Net income (loss) per common share	0.12	(0.59)	(5.04)
Goodwill amortization	—	—	2.11

Adjusted basic net income (loss) per share	$0.12	$(0.59)	$(2.93)

Diluted net income (loss) per share:
Diluted net income (loss) per common share before cumulative effect of accounting change	$0.11	$(0.56)	$(5.04)
Cumulative effect of accounting change	—	(0.03)	—

Net income (loss) per common share	0.11	(0.59)	(5.04)
Goodwill amortization	—	—	2.11

Adjusted diluted net income (loss) per share	$0.11	$(0.59)	$(2.93)

NOTE 7. ACCRUED LIABILITIES

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2004	2003
Compensation and benefits	$37,953	$34,933
Reorganization reserve	732	1,537
Other	28,526	22,670

Total	$67,211	$59,140

NOTE 8.    FINANCING AGREEMENTS

The Company had a $30.0 million line of credit agreement, which was terminated by the Company in August 2003 in anticipation of obtaining a new line of credit facility. No amounts were outstanding under the line at June 30, 2003.

In August 2003, CheckFree Corporation’s wholly owned subsidiaries, CheckFree Services and Bastogne, Inc., a bankruptcy-remote, special purpose entity (“Bastogne”), entered into a Master Agreement with SunTrust Bank, Atlanta, Georgia with respect to the activities of CheckFree Services’ Electronic Commerce Division. Under this Master Agreement, SunTrust provides Automated Clearing House (“ACH”) and other electronics funds transfer services, on behalf of Bastogne in connection with the receipt, investment, custody and transmission of subscriber funds. In addition, SunTrust Bank and its affiliates provide various deposit accounts and investment accounts and services to Bastogne. CheckFree Services provides processing and administrative services to Bastogne to facilitate transactions under the Master Agreement.

SunTrust has agreed to provide a facility to Bastogne to cover overdrafts occurring from time to time due to timing differences between transmission of subscriber funds and movement of funds from Bastogne’s investment accounts to the zero balance demand deposit account maintained by Bastogne with SunTrust. In addition, SunTrust provides ACH services, and maintains and permits Bastogne to use SunTrust’s MasterCard ICA transit number and VISA bank identification numbers to facilitate transactions in the MasterCard and VISA systems. The obligations of Bastogne under the Master Agreement to SunTrust are guaranteed by CheckFree Services, which has pledged substantially all the assets of its Electronic Commerce Division to secure such guarantee.

NOTE 9.    CONVERTIBLE SUBORDINATED NOTES

     On November 29, 1999, the Company issued $172,500,000 of 6.5% convertible subordinated notes that were due on December 1, 2006. In December 2003, the Company redeemed the notes. The $172,500,000 principal amount, along with a call premium of $4,813,000, was paid in cash. In addition, the Company incurred a non-cash charge of $2,407,000 due to the write off of the remaining unamortized bond issuance costs. These amounts are included in interest expense for the year ended June 30, 2004. Interest on the notes was payable on June 1 and December 1 of each year, commencing on June 1, 2000. Interest expense on the notes for the years ended June 30, 2004, 2003 and 2002, was $7,755,000, $12,023,000 and $12,023,000, respectively.

NOTE 10.    CAPITAL LEASE AND OTHER LONG-TERM OBLIGATIONS

The Company leases certain equipment under capital leases and purchases certain software licenses under long-term agreements. The Company is required to pay certain taxes, insurance and other expenses related to the leased property.

The following is a summary of property under capital leases included in the accompanying consolidated balance sheets (in thousands):

	June 30,
	2004	2003
Equipment and software licenses	$19,962	$17,599
Less: accumulated depreciation and amortization	8,764	7,425

Property under capital leases, net	$11,198	$10,174

Future minimum lease payments required by the capital leases and the net future minimum lease payments are as follows (in thousands):

Fiscal Year Ending June 30,
2005	$1,364
2006	177

Total future minimum lease payments	1,541
Less: amount representing interest	93

Net future minimum lease payments	$1,448

Additionally, the Company has purchased software licenses under agreements with extended payment terms. Total amounts due under these agreements are as follows (in thousands):

Fiscal Year Ending June 30,
2005	$3,359
2006	272
2007	95

Total future minimum lease payments	3,726
Less: amount representing interest	478

Net future minimum payments	$3,248

On April 2, 2004, the Company received a $25.0 million deposit from one of its customers in connection with a contract modification relating to the timing of transaction settlements. The agreement has an initial term of four years and automatically renews thereafter unless terminated with 180 days notice. During the term of the agreement, the Company will pay the customer a variable rate of interest on a monthly basis equal to the then current overnight repurchase agreement rate. The deposit is reflected as a long-term liability in the Company’s financial statements. There are no restrictions on the deposit, and the funds are available for general corporate use. The deposit will be refunded to the customer upon termination of the agreement.

NOTE 11.    COMMITMENTS

Operating Leases - The Company leases office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the lease. Total expense under all operating lease agreements for the years ended June 30, 2004, 2003 and 2002 was $23,500,000, $23,917,000 and $27,997,000, respectively.

Future minimum rental payments under these leases are as follows (in thousands):

Fiscal Year Ending June 30,
2005	$17,015
2006	13,667
2007	10,954
2008	10,312
2009	10,337
Thereafter	29,788

Net future minimum lease payments	$92,073

The Company has pledged certain available-for-sale investments as collateral for payments due under operating leases and for standby letters of credit related to operating leases. The total amount of securities pledged at June 30, 2004 and 2003 was approximately $3,866,000 and $5,438,000, respectively. A deposit in the amount of $3,000,000, was classified as a restricted investment as of June 30, 2003 until the lease associated with such deposit expired during fiscal year 2004. The operating leases expire at various dates through December 31, 2004. The standby letter of credit expired on September 30, 2003, but automatically renewed through the underlying lease expiration date of September 30, 2004.

The Company and certain of its subsidiaries have entered into the following guarantees related to its walk-in bill payment operations. The transmittal of consumer funds for two customers is guaranteed. The Company has issued bonds and letters of credit totaling $20.8 million on behalf of consumers in the event that consumer funds are not remitted to billers. Historically, payments made related to settling claims under these arrangements have not been significant. As a result, we believe the estimated fair value of any unsettled claims is nominal. Accordingly, we have no liabilities recorded for these arrangements as of June 30, 2004.

NOTE 12.    CAPITAL STOCK

On November 1, 2000, the Company’s stockholders approved an increase in the number of authorized shares of the Company from 165,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, $.01 par value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. The preferred stock may be issued in one or more series and may be established with such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as the Board of Directors may determine without further stockholder approval. No preferred shares have been issued through June 30, 2004.

In January 1997, the Company’s Board of Directors declared a dividend distribution of Preferred Share Purchase Rights (“Rights”) to protect its stockholders in the event of an unsolicited attempt to acquire the Company. On February 14, 1997, the Rights were issued to the Company’s stockholders of record, with an expiration date of 10 years. Until a person or group acquires 15% or more of the Company’s Common Stock, the Rights will automatically trade with the shares of Common Stock. Only when a person or group has acquired 15% or more of the Company’s Common Stock, will the Rights become exercisable and separate certificates issued. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company’s Common Stock, the Rights are redeemable for $.001 per Right at the option of the Board of Directors.

NOTE 13.    TRANSACTIONS INVOLVING EQUITY INSTRUMENTS

Employee Plans

During 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”). The options granted under the 1995 Plan may be either incentive stock options or non-statutory stock options. The terms of the options granted under the 1995 Plan are at the sole discretion of a committee of members of the Company’s Board of Directors, not to exceed ten years. Generally, options vest at either 33% or 20% per year from the date of grant. The 1995 Plan originally provided that the Company may grant options for not more than 5,000,000 shares of common stock to certain key employees, officers and directors. In November of 1998 and again in November of 2000, the 1995 Plan was amended by a vote of the Company’s shareholders to extend the maximum option grants to not more than 8,000,000 shares and not more than 12,000,000 shares, respectively. Options granted under the 1995 Plan are exercisable according to the terms of each option, however, in the event of a change in control or merger as defined, the options shall become immediately exercisable.

In November 2002, the Company’s stockholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). Under the provisions of the 2002 Plan, the Company may grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock to certain key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of the

Company’s Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. The 2002 Plan will replace the Company’s 1995 Stock Option Plan (the “1995 Plan”), going forward, except that the 1995 Plan will continue to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At June 30, 2004, 3,681,535 additional shares are available for grant under the 2002 Plan.

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

The following table summarizes stock option activity from July 1, 2001 to June 30, 2004:

	Year Ended
	June 30, 2004		June 30, 2003		June 30, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding - Beginning of period	7,236,216	$31.72	8,084,673	$34.25	7,128,141	$36.96
Granted	661,529	17.13	1,195,168	15.89	2,818,928	22.10
Exercised	(571,844)	12.51	(533,263)	13.01	(761,750)	3.09
Cancelled	(1,668,620)	55.07	(1,510,362)	39.37	(1,100,646)	41.35

Outstanding - End of period	5,657,281	$25.07	7,236,216	$31.72	8,084,673	$34.25

Options exercisable at end of period	3,494,088	$28.82	3,972,477	$37.79	3,122,949	$38.84

Weighted average per-share fair value of options granted during the year		$21.10		$12.25		$14.81

The following table summarizes information about options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Number	Life	Price	Number	Price
$ 0.01 - $ 15.00	1,871,933	5.4	$11.80	1,032,784	$13.08
$15.01 - $ 30.00	1,903,900	7.5	19.79	899,064	18.49
$30.01 - $ 60.00	1,791,623	6.3	40.57	1,472,415	41.56
$60.01 - $ 90.00	—	—	—	—	—
$90.01 - $120.00	89,825	5.5	104.5	89,825	104.5

	5,657,281		$25.07	3,494,088	$28.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 2004, 2003 and 2002, respectively: dividend yield of 0% in all periods; expected volatility of 61%, 95% and 98%; risk-free interest rates of 2.95%, 3.47% and 4.00%; and expected lives of two to seven years.

In June 2003, the Company made an offer (the “Tender Offer”) to certain employees to exchange options with exercise prices greater than or equal to $44.00 per share currently outstanding under the Company’s 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of the Company’s Common Stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer will vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. The Company made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer, and the Company will issue approximately 241,000 shares of restricted stock under the 2002 Stock Incentive Plan over the next three years. The Company will record an expense for cash payments as incurred and will record an expense for restricted shares, subject to cancellation, ratably over the vesting period. The Company recorded an expense of $2,994,000 for the year ended June 30, 2004, for cash payments made and the vesting of restricted stock units. There was no financial impact to the Company for the year ended June 30, 2003. On July 19, 2004, the Company issued 51,143 shares relating to the portion of the tender offer that vested on July 17, 2004. In total 80,588 shares actually vested of which 29,445 shares were retained by the Company to fund the payroll taxes associated with the Plan.

Under the 1997 Associate Stock Purchase Plan, effective for the six-month period beginning January 1, 1997, the Company is authorized to issue up to 1,000,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. In November 2002, the Company’s stockholders approved an increase in the number of shares reserved and available for sale under the 1997 Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares. Under the terms of the Plan, employees can choose, every six months, to have up to 15% of their salary withheld to purchase the Company’s Common Stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Participation in the plan by eligible employees has ranged from 25% to 50% in any given six-month period. Under the Plan, 72,293 shares were issued in July 2004, 74,952 in January 2004, 98,741 in July 2003, 128,033 in January 2003, 128,443 in July 2002 and 135,721 in January 2002 from employees’ salary withholdings from the respective previous six-month period. As of June 30, 2004, there were 957,081 shares available for future issuance to the Associate Stock Purchase Plan.

Following is a summary of the weighted average fair market value of the look-back feature estimated on the grant date using the Black-Scholes option pricing model, and the related assumptions used:

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2004	2003	2003	2002	2002	2001
Fair value of options	$7.56	$8.46	$7.73	$5.08	$4.17	$4.95
Assumptions:
Risk-free interest rate	1.0%	1.0%	1.2%	1.8%	4.0%	4.0%
Expected life	3 months	3 months	3 months	3 months	3 months	3 months
Volatility	43.7%	53.8%	107.9%	71.8%	98.0%	98.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

In the year ended June 30, 2000, the Company issued 13,000 shares of restricted stock to certain of its key employees. Under the terms of the grants, full vesting of the shares was dependent upon the continued employment of the employee for the duration of the vesting period. Shares issued were recorded at fair market value on the date of the grant with a corresponding charge to stockholders’ equity. The unearned portion was amortized as compensation expense on a straight-line basis over the related vesting period. In the year ended June 30, 2003, 12,000 shares of restricted stock were forfeited and returned when a key employee left the Company.

In January 1997, the Board of Directors approved an amendment to the Company’s 401(k) plan, which authorized up to 1,000,000 shares of Common Stock for the Company’s matching contribution. The Board of Directors authorized an additional 1,000,000 shares of Common Stock for the Company’s matching contribution in November 2002. The Company issued 149,844 shares in August 2003, 402,102 shares in August 2002 and 132,887 shares in August 2001 to fund its 401(k) match that had accrued during the years ended June 30, 2003, 2002 and 2001, respectively. As of June 30, 2004, there were 1,073,953 shares available for future contributions to the 401(k) plan. In August 2004, the Company issued 108,484 shares to fund its 401(k) match for fiscal year ended June 30, 2004.

Stock Related Transactions With Third Parties - In October 2000, the Company completed an agreement to acquire various electronic billing and payment assets from Bank of America in exchange for ten million shares of the Company’s Common Stock, $35.0 million in cash and warrants to acquire an additional ten million shares of the Company’s Common Stock. In connection with a December 2003 modification of the terms of the processing services agreement with Bank of America, the amount of shares available under the warrants was reduced to five million. Bank of America has the ability to earn warrants on up to five million shares, three million of which vest upon achievement of specific levels of active subscriber adoption of electronic billing and payment services and two million of which vests upon achievement of specific levels of electronic bills presented to those subscribers. The warrants have a strike price of $32.50. At the time that vesting of a portion of these warrants becomes probable, the Company will record a charge for the fair value of the portion of the warrants earned to date based on Bank of America’s progress towards achieving the milestones set forth in the agreement. The Company will continue to record a charge each period for any additional portion of the warrants earned, plus any change in fair value of the cumulative amount of warrants earned to date, up to the point in time that the milestones are achieved and actual vesting occurs. Any charge associated with these warrants will be recorded as a reduction of revenue up to the aggregate amount of revenue received from Bank of America.

In October 1999, the Company entered into an agreement with one of its customers. Under the terms of the agreement, the customer purchased 250,000 shares of the Company’s stock and has been issued warrants on one million shares. All warrants reflect a strike price of $39.25 and became exercisable on September 15, 2002. During the quarter ended June 30, 2002, vesting of the warrants for one million shares became probable. As such, the Company recorded a non-cash charge to revenues of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002 based on a Black-Scholes option pricing model valuation. At September 15, 2002, upon actual vesting, the Company determined the final fair value of the one million warrants taking into consideration the market value of our stock at that date. During the quarter ended September 30, 2002, the Company recorded a non-cash increase in revenue of $644,000, reflecting the portion of the warrants earned during the quarter and the final fair value of the one million warrants that vested on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation.

In January 1998, the Company entered into a ten-year processing agreement with a strategic partner. Under the terms of the agreement, the partner acquired ten-year warrants exercisable at $20 15/16 for ten million shares of the Company’s Common Stock. Three million warrants vested upon the execution of a related processing outsourcing agreement on March 9, 1998. During the year ended June 30, 2001, the strategic partner’s business was dissolved, and therefore, it does not have the ability to earn any of the remaining seven million warrants. During each of the fiscal years ended June 30, 2000 and 2001, the strategic partner exercised 750,000 of the vested warrants and 1,500,000 remain outstanding at June 30, 2004.

In March 1997, the Company entered into a consulting agreement with a third party. Under the terms of the agreement, the consultant acquired 5-year options exercisable at $13.00 for up to 50,000 shares of the Company’s Common Stock. In June 1998, upon the execution of a processing agreement with a key customer, 25,000 of the options vested. The remaining 25,000 options vested in March 2002. In March 2002, the consultant exercised all 50,000 options. Any shares acquired by the consultant under the terms of the agreement are subject to certain transfer restrictions.

NOTE 14.    EARNINGS PER SHARE

The following table reconciles the differences in income and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

	Year Ended June 30, 2004			Year Ended June 30, 2003			Year Ended June 30, 2002
	Net Income	Shares	Per-Share	Net Loss	Shares	Per-Share	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$10,535	89,870	$0.12	$(52,184)	88,807	$(0.59)	$(440,950)	87,452	$(5.04)

Effective of dilutive securities:
Options and warrants	—	1,994		—	—		—	—
Convertible notes	—	—		—	—		—	—

Diluted EPS	$10,535	91,864	$0.11	$(52,184)	88,807	$(0.59)	$(440,950)	87,452	$(5.04)

Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had the Company recognized net income, an additional 3,567,000 and 3,333,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the years ended June 30, 2003 and 2002, respectively. Using the treasury stock method prescribed by SFAS 128, this would have increased diluted shares outstanding by 747,000 and 899,000 for the years ended June 30, 2003 and 2002, respectively.

The weighted average diluted common shares outstanding for the years ended June 30, 2004, 2003 and 2002, also exclude the effect of approximately 3,222,000, 6,411,000 and 6,565,000 of out-of-the-money options and warrants, respectively. In addition, the weighted average diluted common shares outstanding for fiscal years 2003 and 2002 exclude the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti- dilutive. The after-tax effect of interest expense on the convertible subordinated notes for the years ended June 30, 2003 and 2002 has not been added back to the numerator, as its effect would be anti-dilutive. The convertible subordinated notes were redeemed in December 2003.

NOTE 15.    EMPLOYEE BENEFIT PLANS

Retirement Plan - The Company has a defined contribution 401(k) retirement plan covering substantially all of its U.S.-based employees. Under the plan, eligible employees may contribute a portion of their salary until retirement and the Company, at its discretion, may match a portion of the employee’s contribution. In January 2002, the Company added a similar plan covering substantially all its non U.S.-based employees. Total expense under both plans amounted to $3,009,000, $3,476,000 and $3,035,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Pension Plan - The Company has a defined contribution pension plan for eligible United Kingdom employees. Total contributions amounted to $130,000, $56,000 and $37,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Deferred Compensation Plan - In January 1999, the Company established a deferred compensation plan (the “DCP”) covering highly compensated employees as defined by the DCP. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan, therefore the associated liabilities are included in the Company’s June 30, 2004 and 2003 Consolidated Balance Sheets. In addition, the Company has established a rabbi trust to finance obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in the Company’s June 30, 2004 and 2003 Consolidated Balance Sheets. Total expense under the DCP for the years ended June 30, 2004, 2003 and 2002 amounted to $161,000, $131,000 and $176,000, respectively.

Group Medical Plans - Effective January 1, 2000, the Company converted all of its U.S.-based employees to a group medical self-insurance plan. The Company has employed an administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $250,000. Prior to January 1, 2000, the Company had a group medical self-insurance plan covering certain of its employees, and medical insurance coverage under managed care health plans covering the remaining employees. The Company provides supplemental medical insurance coverage to its non U.S.-based employees. Total expense for medical insurance coverage including premiums amounted to $13,014,000, $11,454,000 and $11,588,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Under the self-insurance plan, the Company expenses amounts as claims are incurred and recognizes a liability for incurred but not reported claims. At June 30, 2004 and 2003, the Company accrued $2,924,000 and $3,425,000, respectively, as a liability for costs incurred but not paid under this plan.

In December 1998, a subsidiary, CheckFree Management Corporation, was created to administer the Company’s employee medical benefits program. The Company owns a controlling interest in the subsidiary and, therefore, the accompanying consolidated financial statements include the subsidiary’s results of operations. On June 30, 2004, CheckFree Management Corporation was legally merged into CheckFree Services Corporation.

NOTE 16.    REORGANIZATION CHARGE

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

As a result of these actions, the Company recorded $16,365,000 of reorganization charges for the year ended June 30, 2002, which included $1,640,000 of non-cash asset impairment charges, $10,962,000 of severance and related benefits costs for the termination of 707 employees, and $3,763,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. For the year ended June 30, 2003, the Company reviewed its estimated remaining liabilities under this reorganization plan and recorded an additional charge of $1,405,000, which includes $165,000 of severance and related benefits and $1,240,000 of other exit costs, including lease termination fees and other closure, employee and professional costs. These amounts are included in reorganization charge in the Company’s Consolidated Statement of Operations. The Company expects the reorganization to be completed by October 2005 and anticipates no additional charges.

A summary of activity related to the reorganization reserve is as follows (in thousands):

	Severance
	and Other	Office Closure
	Employee	and Business	Other
	Costs	Exit Costs	Exit Costs	Total
Initial reorganization charge	$10,962	$3,677	$86	$14,725
Cash payments, year ended June 30, 2002	(6,261)	(649)	(15)	(6,925)

Reorganization reserve at June 30, 2002	4,701	3,028	71	7,800
Additional reorganization charge	165	1,248	(8)	1,405
Cash payments, year ended June 30, 2003	(4,866)	(2,739)	(63)	(7,668)

Balance as of June 30, 2003	—	1,537	—	1,537
Cash payments, year ended June 30, 2004	—	(805)	—	(805)

Balance as of June 30, 2004	$—	$732	$—	$732

In conjunction with the reorganization activities described above, the Company revised the estimated useful lives of the Existing Product Technology and Customer Relationships intangible assets related to the product lines that were to be discontinued from its Mobius Group acquisition, the Workforce intangible asset from its strategic agreement with Bank of America, and certain property and equipment assets associated with office locations that were to be closed. This resulted in additional amortization expense of $1,035,000 for the year ended June 30, 2003, which represents an after-tax impact of $621,000 and an impact to earnings per share of $(0.01) for the year ended June 30, 2003, and additional depreciation and amortization expense of $3,318,000 for the year ended June 30, 2002, which represents an after-tax impact of $2,710,000 and an impact to earnings per share of $(0.03) for the year ended June 30, 2002.

NOTE 17.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its exposure to the variability associated with the interest rate sensitive portion of processing and servicing revenue, specifically, to effectively fix the interest rate on a portion of its interest rate sensitive revenue. At inception, the Company formally designates and documents its swaps as cash flow hedges of the variability in interest rate sensitive revenue and states the risk management objectives and strategies for undertaking the hedge transaction.

The Company formally assesses, both at inception and on an ongoing basis, whether the swap is highly effective in offsetting changes in the cash flows of the underlying interest rate sensitive revenue. The critical terms of the interest rate swap and the hedged interest rate sensitive revenue are the same. Accordingly, there is no ineffectiveness relating to these interest rate swaps. Pursuant to SFAS 133, the effective portion of changes in the fair value of these interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive income. Any ineffectiveness of the cash flow hedge would be reclassified to processing and servicing revenue as earnings are affected by the cash flow variability of the underlying interest rate sensitive revenue.

On April 23, 2004, the Company entered into three interest rate swap agreements. Each swap agreement has a notional amount of $25,000,000 and an average life of 1.94 years.

Changes in fair value of the net asset (liability) related to the Company’s cash flow hedges included in other comprehensive income (loss) are summarized as follows (after-tax, in thousands):

June 30, 2004
Beginning balance	$—
Net losses from cash flow hedges	(544)
Net amounts reclassified to earnings	—

Ending balance	$(544)

Approximately $76,000 of the ending balance of deferred net losses associated with cash flow hedges are expected to be reclassified from accumulated other comprehensive income to earnings during the next twelve months. The Company expects that the amount reclassified will generally offset the anticipated change in earnings relating to the variability of the cash flows of the underlying interest rate sensitive revenue. The maximum length of time over which the Company is hedging is 4 years.

NOTE 18.    INCOME TAXES

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company’s income tax expense (benefit) consists of the following (in thousands):

	Year Ended June 30,
	2004	2003	2002
Current:
Federal	$11,780	$1,700	$—
State and local	2,191	—	—
Foreign	154	341	281

Total current	14,125	2,041	281
Deferred federal and state	(12,930)	(35,147)	(99,152)

Total income tax expense (benefit)	$1,195	$(33,106)	$(98,871)

Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following (in thousands):

	Year Ended June 30,
	2004	2003	2002
Computed “expected” tax expense (benefit)	$4,106	$(28,838)	$(188,937)
Nondeductible intangible charges	—	2,094	101,294
State and local taxes, net of federal income tax benefits	(796)	(4,715)	(10,321)
Deemed dividend from foreign affiliate	1,329	—	—
Federal, state and foreign tax credits	(3,779)	(2,080)	(1,364)
Valuation allowance – foreign research tax credit	1,114	—	—
Impact of change in effective state tax rates	(1,353)	—	—
Other, net	574	433	457

Total income tax expense (benefit)	$1,195	$(33,106)	$(98,871)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2004 and 2003 are as follows (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$19,768	$48,008
Federal, state and foreign tax credit carryforwards	14,530	12,289
Allowance for bad debts and returns	855	845
Accrued compensation and related items	1,577	1,369
Stock warrants	14,797	17,433
Property and equipment	—	518
Other investments and other	4,702	3,964
Deferred revenue	1,481	1,786
Reserve accruals	7,140	4,891
Valuation allowance – foreign research tax credit	(1,114)	—

Deferred tax assets	63,736	91,103

Deferred tax liabilities:
Capitalized software	(1,101)	(5,246)
Property and equipment	(2,346)	—
Intangible assets	(28,652)	(73,383)

Deferred tax liabilities	(32,099)	(78,629)

Net deferred tax assets	$31,637	$12,474

At June 30, 2004, the Company has approximately $146,000,000 of state and $38,000,000 of federal net operating loss carryforwards available, expiring in 2005 to 2024 and 2019 to 2024, respectively. Additionally, at June 30, 2004, the Company has approximately $500,000 of state, $12,600,000 of federal and $1,400,000 of foreign tax credit carryforwards available, expiring in 2008 to 2013, 2018 to 2024 and 2007 to 2009, respectively.

The realization of the Company’s deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. At each year end, the Company evaluates the recoverability of its operating loss carryforwards and research tax credits. Based on an evaluation of expected future profitability, management determined that is was more likely than not that certain of its foreign research tax credits would not be recovered. Accordingly, the Company established a valuation allowance of $1,114,000 representing that portion of the foreign research credit which may not be utilized.

NOTE 19.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Interest paid	$6,233	$12,028	$12,041

Call premium for redemption of convertible notes	$4,813	$—	$—

Income taxes paid, net	$8,152	$2,770	$49

Supplemental disclosure of non-cash investing and financing activities:
Capital lease additions and acquisitions of other long-term assets	$1,247	$13,105	$1,539

Stock funding of 401(k) match	$3,144	$3,229	$3,621

Stock funding of Associate Stock Purchase Plan	$3,208	$3,274	$4,433

NOTE 20.    BUSINESS SEGMENTS

The Company operates in three business segments - Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. A further description of each business segment along with the Corporate services area follows:

•	Electronic Commerce - Electronic Commerce provides services that allow consumers to receive electronic bills through the Internet, pay bills received electronically or in paper form to anyone and perform ordinary banking transactions including balance inquiries, transfers between accounts and on-line statement reconciliation. These services are primarily directed to financial institutions, internet financial sites, personal financial management software providers and the customers of these businesses.

•	Software - Software includes software products and related services for electronic billing, ACH processing and account reconciliation. These products and services are primarily directed to large corporations and financial institutions.

•	Investment Services - Investment Services includes investment portfolio management services and investment trading and reporting services. These products and services are primarily directed to fee-based money managers and financial planners who manage investments of institutions and high net worth individuals.

•	Corporate - Corporate services include human resources, legal, finance and various other of the Company’s unallocated overhead charges.

The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates performance based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes intangible asset amortization, in-process research and development costs and significant one-time charges related to various business and asset acquisitions. There are no intersegment sales.

The following sets forth certain financial information attributable to the Company’s business segments for the years ended June 30, 2004, 2003 and 2002:

	Year Ended June 30,
	2004	2003	2002
	(In thousands)
Revenues:
Electronic Commerce	$452,732	$405,373	$352,054
Investment Services	86,270	81,562	79,574
Software	67,462	64,711	58,849

Total	$606,464	$551,646	$490,477

Segment operating income (loss):
Electronic Commerce	$155,724	$115,539	$39,010
Investment Services	19,911	21,062	24,376
Software	14,293	18,008	5,789
Corporate	(33,256)	(33,798)	(36,500)

Total	156,672	120,811	32,675
Purchase accounting amortization	(136,558)	(183,342)	(394,009)
Impairment of intangible assets	—	(10,228)	(155,072)
Reorganization charge	—	(1,405)	(16,365)
Impact of warrants	—	644	(2,748)
In-process research and development	(324)	—	—
Loss on investments	—	(3,228)	—
Equity in net loss of joint venture	(593)	—	—
Interest, net	(7,467)	(5,648)	(4,302)

Total income (loss) before income taxes and cumulative effect of accounting change	$11,730	$(82,396)	$(539,821)

Identifiable assets:
Electronic Commerce	$1,105,751	$1,046,063	$1,218,340
Investment Services	62,838	37,696	41,347
Software	40,171	39,782	63,792
Corporate	340,172	463,729	313,998

Total	$1,548,932	$1,587,270	$1,637,477

Capital expenditures:
Electronic Commerce	$18,113	$31,963	$15,654
Investment Services	5,446	4,857	2,643
Software	708	381	2,074
Corporate	462	228	3,148

Total	$24,729	$37,429	$23,519

Depreciation and amortization:
Electronic Commerce	$158,873	$202,313	$385,729
Investment Services	6,725	8,126	10,706
Software	7,115	10,665	32,887
Corporate	4,869	5,534	6,243

Total	$177,582	$226,638	$435,565

For the years ended June 30, 2004, 2003, and 2002, one customer accounted for $119,003,000, $94,265,000 and $60,022,000 of consolidated revenues, respectively. Revenues for that customer were generated through the Electronic Commerce, Software and Investment Services segments. Foreign sales based on the location of the customer, for the years ended June 30, 2004, 2003 and 2002 were $13,157,000, $9,491,000 and $10,772,000, respectively. Long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2004	2003
United States	$992,438	$1,037,213
Other	17,017	4,616

Total	$1,009,455	$1,041,829

NOTE 21.    SUBSEQUENT EVENTS

On August 20, 2004, the Company entered into a senior secured revolving credit facility that provides for up to $185.0 million in revolving credit loans, including swingline loans and the issuance of letters of credit. The revolving credit facility matures in three years and borrowings are subject to periodic payments and bear interest at one of two rates, at the Company’s option; either Prime plus 0% to 1% or LIBOR plus 1% to 2%.

NOTE 22.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended June 30, 2004 and 2003 includes all adjustments necessary for a fair presentation of quarterly results of operations (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
FISCAL 2004
Total revenue	$141,264	$149,936	$155,238	$160,026
Income (loss) from operations	(7,388)	5,450	9,387	12,341
Net income (loss)	(6,669)	(1,896)	7,696	11,404
Basic earnings per share:
Net income (loss) per common share	$(0.07)	$(0.02)	$0.09	$0.13

Equivalent number of shares	89,463	89,624	89,924	90,166

Diluted earnings per share:
Net income (loss) per common share	$(0.07)	$(0.02)	$0.08	$0.12

Equivalent number of shares	89,463	89,624	92,053	92,279

	Quarter Ended
	September 30	December 31	March 31	June 30
FISCAL 2003
Total revenue	$130,235	$135,505	$141,301	$144,605
Loss from operations	(21,151)	(17,437)	(11,695)	(23,237)
Net loss	(16,176)	(11,207)	(7,830)	(16,971)
Basic earnings per share:
Net loss per common share	$(0.18)	$(0.13)	$(0.09)	$(0.19)

Equivalent number of shares	88,378	88,694	88,949	89,215

Diluted earnings per share:
Net loss per common share	$(0.18)	$(0.13)	$(0.09)	$(0.19)

Equivalent number of shares	88,378	88,694	88,949	89,215

The sum of the quarterly loss per share does not equal the year-to-date loss per share for the respective fiscal periods, due to changes in the number of shares outstanding at each quarter-end.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	BALANCE AS
	OF	CHARGES TO		BALANCE AS
	BEGINNING	COSTS AND		OF END OF
	OF PERIOD	EXPENSES	DEDUCTIONS	PERIOD
	(In thousands)
Allowance for Doubtful Accounts
2004	$1,670	$(757)	$79	$834
2003	$2,000	$(232)	$98	$1,670
2002	$2,963	$689	$1,652	$2,000
Reserve for Returns
2004	$1,262	$2,483	$2,574	$1,171
2003	$1,706	$1,235	$1,679	$1,262
2002	$4,663	$(514)	$2,443	$1,706

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A.	Controls and Procedures.

     Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control and instances of fraud, if any, within a company have been detected.

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

     None.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

     The information required by this item is included under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2004 Annual Meeting of Stockholders to be held on October 27, 2004, and is incorporated herein by reference.

Item 11.	Executive Compensation.

     The information required by this item is included under the captions “Information Concerning the Board of Directors, Executive Officers and Principal Stockholders” and “Information Concerning Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is included under the captions “Ownership of Our Common Stock by Directors and Executive Officers,” “Ownership of Our Common Stock by Principal Stockholders” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

     The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

     The information required by this item is included under the caption “Fees of the Independent Public Accountants for Fiscal 2004” in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1) The following financial statements are included herein in Item 8:

Independent Auditors’ Report.

Consolidated Balance Sheets as of June 30, 2004 and 2003.

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2004.

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2004.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2004.

Notes to the Consolidated Financial Statements.

(2) The following financial statement schedule is included in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements contained in Item 8:

Schedule II — Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit	Exhibit
Number	Description
2(a)	Agreement and Plan Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree Corporation. (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on March 16, 2000, and incorporated herein by reference.)

2(b)	Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Appendix A of the Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)

2(c)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, and incorporated herein by reference.)

2(d)	Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003 (Reference is made to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on February 12, 2004, and incorporated herein by reference; the Company agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request).

3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

3(c)	By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(b) hereto.)

4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)

4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

4(d)	Amendment No. 2 to the Rights Agreement, dated as of August 3, 2000, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 2 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

4(e)	Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 28, 2002, and incorporated herein by reference.)

10(a)	CheckFree Corporation Second Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to the Registration Statement on Form S-8 (Registration No. 333-101284), filed with the Securities and Exchange Commission on November 18, 2002, and incorporated herein by reference.)

10(b)	CheckFree Corporation 401(k) Plan. (Reference is made to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-91490), filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.)

10(c)	CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporate herein by reference.)

10(d)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

10(e)	CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(f)	CheckFree Corporation Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98440), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(g)	CheckFree Corporation Second Amended and Restated 1983 Incentive Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98444), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(h)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

10(i)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(h). (Reference is made to Exhibit 10(i) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(j)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(k)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(l)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(m)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

10(n)	CheckFree Corporation 2003 Incentive Compensation Plan. (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, and incorporated herein by reference.)

10(o)	Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(p)	Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(q)	Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(r)	Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**

10(s)	Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**

10(t)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**

10(u)	Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 and incorporated herein by reference).

21	*	Subsidiaries of the Company.

23	*	Consent of Deloitte & Touche LLP.

24	*	Power of Attorney.

31(a)	*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	***	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	***	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule is included in Item 8 to this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECKFREE CORPORATION
Date: September 3, 2004	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 3rd day of September, 2004.

Signature	Title

*Peter J. Kight Peter J. Kight	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ David E. Mangum David E. Mangum	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ John J. Browne, Jr. John J. Browne, Jr.	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)
*William P. Boardman William P. Boardman	Director
*James D. Dixon James D. Dixon	Director
*Mark A. Johnson Mark A. Johnson	Director
*Lewis C. Levin Lewis C. Levin	Director
*Eugene F. Quinn Eugene F. Quinn	Director
*Jeffrey M. Wilkins Jeffrey M. Wilkins	Director

*By:	/s/ Curtis A. Loveland

Curtis A. Loveland, Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
2(a)	Agreement and Plan Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree Corporation. (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on March 16, 2000, and incorporated herein by reference.)

2(b)	Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Appendix A of the Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)

2(c)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, and incorporated herein by reference.)

2(d)	Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003 (Reference is made to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on February 12, 2004, and incorporated herein by reference; the Company agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request).

3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

3(c)	By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(b) hereto.)

4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)

4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

4(d)	Amendment No. 2 to the Rights Agreement, dated as of August 3, 2000, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 2 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

4(e)	Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 28, 2002, and incorporated herein by reference.)

10(a)	CheckFree Corporation Second Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to the Registration Statement on Form S-8 (Registration No. 333-101284), filed with the Securities and Exchange Commission on November 18, 2002, and incorporated herein by reference.)

10(b)	CheckFree Corporation 401(k) Plan. (Reference is made to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-91490), filed with the Securities and Exchange Commission on June 28, 2002, and incorporated herein by reference.)

10(c)	CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporate herein by reference.)

10(d)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

10(e)	CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(f)	CheckFree Corporation Amended and Restated 1983 Non-Statutory Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98440), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(g)	CheckFree Corporation Second Amended and Restated 1983 Incentive Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98444), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)

10(h)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)

10(i)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(h). (Reference is made to Exhibit 10(i) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(j)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(k)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(l)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(m)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)

10(n)	CheckFree Corporation 2003 Incentive Compensation Plan. (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, and incorporated herein by reference.)

10(o)	Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(p)	Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(q)	Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

10(r)	Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**

10(s)	Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**

10(t)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**

10(u)	Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 and incorporated herein by reference).

21	*	Subsidiaries of the Company.

23	*	Consent of Deloitte & Touche LLP.

24	*	Power of Attorney.

31(a)	*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31(b)	*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32(a)	***	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	***	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.