Form 10-Q
period 2004-09-30
CHECKFREE CORP \GA\
filed 2004-11-09
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,462,863 shares of Common Stock, $.01 par value, were outstanding at November 4, 2004.

FORM 10-Q

CHECKFREE CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	September 30,	June 30,
	2004	2004
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136,503	$134,832
Settlement assets	86,829	82,520
Investments	81,241	73,197
Accounts receivable, net	102,567	85,217
Accounts receivable, related parties	4,774	26,632
Prepaid expenses and other assets	20,430	14,727
Deferred income taxes	34,444	49,129

Total current assets	466,788	466,254
PROPERTY AND EQUIPMENT, NET	87,445	91,912
OTHER ASSETS:
Capitalized software, net	10,072	11,512
Goodwill, net	615,515	612,971
Strategic agreements, net	240,404	271,390
Other intangible assets, net	19,809	21,670
Investments	82,529	68,344
Other noncurrent assets	4,089	4,396
Investment in joint venture	808	483

Total other assets	973,226	990,766

Total assets	$1,527,459	$1,548,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,668	$12,234
Settlement obligations	85,429	82,611
Accrued liabilities	50,875	67,211
Current portion of long-term obligations	3,256	4,192
Deferred revenue	37,388	36,193

Total current liabilities	187,616	202,441
ACCRUED RENT AND OTHER	3,392	4,313
DEFERRED INCOME TAXES	1,429	17,492
CAPITAL LEASE AND LONG-TERM OBLIGATIONS - LESS CURRENT PORTION	25,599	25,504
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,450,236 and 90,164,926 shares, respectively	904	902
Additional paid-in-capital	2,482,377	2,471,062
Unearned compensation	(7,994)	—
Accumulated other comprehensive loss	(17)	(728)
Accumulated deficit	(1,165,847)	(1,172,054)

Total stockholders’ equity	1,309,423	1,299,182

Total liabilities and stockholders’ equity	$1,527,459	$1,548,932

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2004	2003
	(In thousands, except per share data)
REVENUES:
Processing and servicing:
Third parties	$151,342	$114,995
Related parties	7,500	9,250

Total processing and servicing	158,842	124,245
License fees	5,874	4,962
Maintenance fees	7,355	6,701
Other	5,762	5,356

Total revenues	177,833	141,264

EXPENSES:
Cost of processing, servicing and support	75,362	59,288
Research and development	20,223	14,903
Sales and marketing	14,226	12,325
General and administrative	15,035	11,523
Depreciation and amortization	44,017	50,613

Total expenses	168,863	148,652

INCOME (LOSS) FROM OPERATIONS	8,970	(7,388)
OTHER:
EQUITY IN NET LOSS OF JOINT VENTURE	(647)	—
INTEREST INCOME (EXPENSE), NET	1,696	(1,624)

INCOME (LOSS) BEFORE INCOME TAXES	10,019	(9,012)
INCOME TAX EXPENSE (BENEFIT)	3,812	(2,343)

NET INCOME (LOSS)	$6,207	$(6,669)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per common share	$0.07	$(0.07)

Equivalent number of shares	90,315	89,463

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per share	$0.07	$(0.07)

Equivalent number of shares	92,212	89,463

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$6,207	$(6,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss of joint venture	647	—
Depreciation and amortization	44,017	50,613
Deferred income tax benefit	(1,582)	(7,985)
Equity-based compensation	855	—
Change in certain assets and liabilities:
Settlement assets and obligations	(1,491)	—
Accounts receivable	5,099	(4,966)
Prepaid expenses and other	(2,968)	278
Accounts payable	(2,133)	760
Accrued liabilities and other	(18,172)	(6,230)
Deferred revenue	1,195	1,201

Net cash provided by operating activities	31,674	27,002
INVESTING ACTIVITIES:
Purchase of property and software	(4,879)	(5,426)
Capitalization of software development costs	(387)	(922)
Purchase of businesses, net of cash acquired	(3,277)	—
Proceeds from maturities of investments - Held-to-maturity	—	12,783
Purchases of investments - Available-for-sale	(76,283)	(91,204)
Proceeds from sales and maturities of investments - Available-for-sale	54,533	35,542
Purchase of other investments	(12)	(10)
Investment in joint venture	(972)	—

Net cash used in investing activities	(31,277)	(49,237)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(1,205)	(1,308)
Proceeds from stock options exercised	579	644
Proceeds from employee stock purchase plan	1,412	1,077

Net cash provided by financing activities	786	413

Effect of exchange rate changes on cash and cash equivalents	488	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,671	(21,822)
CASH AND CASH EQUIVALENTS:
Beginning of period	134,832	209,358

End of period	$136,503	$187,536

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Three Months Ended September 30, 2004 and 2003

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     Our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three months ended September 30, 2004 and 2003, are not necessarily indicative of our projected results for the full year.

     Please read our condensed consolidated financial statements in this Form 10-Q in conjunction with our consolidated financial statements, our significant accounting policies and our notes to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2004, which we filed with the SEC on September 3, 2004. In our opinion, our accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of our financial results for the presented interim periods.

     Stock-Based Compensation

     We account for stock-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” Accordingly, we are not required to record compensation expense when stock options are granted to our employees as long as the exercise price is not less than the fair market value of the stock when the option is granted. Also, we are not required to record compensation expense when stock options are granted under our Associate Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offer period. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” SFAS 123 allows us to continue to follow the present APB Opinion 25 guidelines, but requires pro-forma disclosures of net income and earnings per share as if we had adopted the provisions of the Statement. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. We continue to account for stock-based compensation under the provisions of APB Opinion 25 using the intrinsic value method.

     Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2003
Net income (loss), as reported	$6,207	$(6,669)
Stock-based compensation included in net income (loss)	930	1,143
Stock-based compensation under SFAS 123	(2,932)	(5,589)

Pro forma net income (loss)	$4,205	$(11,115)

Pro forma net income (loss) per share:
Basic and diluted	$0.05	$(0.12)

     Recent Accounting Pronouncements

     On September 30, 2004, the FASB announced a delay in the effective date of paragraphs 10 to 20 of the Emerging Issues Task Force (“EITF”) issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Paragraphs 10-20 of Issue 03-1 will be effective upon the final issuance of FSP EITF Issue 03-1-a. We continue to follow the disclosure guidance in paragraphs 21 and 22 of Issue 03-1 as it remains effective during the review period.

     On October 13, 2004, the FASB decided to delay by six months the effective date to implement Statement 123R, “Share Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed standard, which will require us to expense the value of employee stock options in our income statement, is expected to be effective for periods beginning after June 15, 2005 or, for us, the first quarter of our fiscal year 2006.

     Reclassifications

     Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2005 presentation.

2. Investments

     Our investments consist of the following (in thousands):

	September 30,	June 30,
	2004	2004
Available-for-sale	$266,434	$243,526
Other investments	737	725
Less: amounts classified as cash equivalents	103,401	102,710

Total investments	$163,770	$141,541

     We based the fair value of available-for-sale securities on quoted market values. In the three months ended September 30, 2004 and 2003, we sold available-for-sale investments in the amount of $39,533,000 and $5,928,000, respectively. We recognized gross gains of $0 and gross losses of $7,000 on those sales during the three months ended September 30, 2004 and recognized gross gains of $4,000 and gross losses of $0 on those sales during the three months ended September 30, 2003.

3. Goodwill and Other Intangible Assets

     On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 changes the accounting for goodwill and other intangible assets. Goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Our annual impairment test is performed on April 30th of each year.

     In November 2003, we completed our acquisition of HelioGraph, Ltd. (“HelioGraph”) for approximately $18,756,000 in cash. Our acquisition added a financial transactions management solution with straight through processing and financial messaging expertise to our reconciliation suite of products, in addition to expanding our international presence. HelioGraph is part of our International Operations business unit within our Software division.

     In June 2004, we completed our acquisition of American Payment Systems, Inc. (“APS”) from its parent corporation UIL Holdings Corporation, for approximately $109,013,000 in cash, subject to certain post-closing adjustments. We completed the acquisition in order to penetrate a part of the electronic billing and payment market in which we had not significantly previously participated. APS is part of our Electronic Commerce division and a leading provider of walk-in bill payments to an estimated 20% of U.S. consumers who do not typically rely on bank products and services. We treated our acquisition of APS as a purchase for accounting purposes, and, accordingly, recorded purchased assets and liabilities based on their fair market values at the date of acquisition. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $75,000,000. During the three-month period ended September 30, 2004, we made a final purchase price adjustment of $3,277,000. We recorded $733,000 of deferred taxes related to our final purchase price adjustments.

     As of September 30, 2004, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2003 to September 30, 2004, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2003	$503,738	$8,106	$11,387	$523,231
Goodwill acquired	74,957	14,783	—	89,740

Balance as of June 30, 2004	578,695	22,889	11,387	612,971
Goodwill acquired	2,544	—	—	2,544

Balance as of September 30, 2004	$581,239	$22,889	$11,387	$615,515

     The components of our various amortized intangible assets are as follows (in thousands):

	September 30,	June 30,
	2004	2004
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	31,906	31,519

Total	199,364	198,977
Less: accumulated amortization	189,292	187,465

Capitalized software, net	$10,072	$11,512

Strategic agreements:
Strategic agreements (1)	$744,424	$744,424
Less: accumulated amortization	504,020	473,034

Strategic agreements, net	$240,404	$271,390

Other intangible assets:
Tradenames	$50,728	$50,728
Customer base	46,068	46,068
Current technology	2,230	2,230
Money transfer license	1,700	1,700
Covenants not to compete	2,860	2,860

Total	103,586	103,586
Less: accumulated amortization	83,777	81,916

Other intangible assets, net	$19,809	$21,670

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.

     Amortization of intangible assets totaled $34,674,000 and $41,872,000 for the three months ended September 30, 2004 and 2003, respectively.

4. Common Stock

     In the three months ended September 30, 2004, we issued stock for various employee benefit programs. Under the 2002 Stock Incentive Plan, we issued 108,484 shares of common stock to fund our 401(k) match, the cost of which we accrued during the year ended June 30, 2004, and 72,293 shares of common stock in conjunction with our employee stock purchase plan, which were funded through employee payroll deductions in the immediately preceding six-month period. We also issued 341,837 shares of restricted stock related to a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Stock Incentive Plan and recorded unearned compensation of $7,994,000 within stockholders’ equity during the three-month period ended September 30, 2004. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives.

     In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share that were then outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units that we issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003, representing the cash consideration portion of the Tender Offer. We issued 51,143 shares in the three-month period ended September 30, 2004. Approximately 157,500 shares of restricted stock units are scheduled to vest under the 2002 Stock Incentive Plan over the next two years. We recorded an expense of approximately $522,000 for the three-month period ended September 30, 2004 related to the vesting of restricted stock units and recorded an expense of $1,143,000 for the three months ended September 30, 2003, for cash payments incurred and the vesting of restricted stock units under the Tender Offer.

5. Earnings Per Share

     The following table reconciles the differences in our income and shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2004			September 30, 2003
			Per-			Per-
	Income	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$6,207	90,315	$0.07	$(6,669)	89,463	$(0.07)

Effect of dilutive securities:
Options and warrants	—	1,897		—	—

Diluted EPS	$6,207	92,212	$0.07	$(6,669)	89,463	$(0.07)

     Anti-dilution provisions of SFAS 128, “Earnings Per Share,” require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had we recognized net income for the three-month period ended September 30, 2003, we would have included an additional 5,272,000 of in-the-money options and warrants in the diluted earnings per share calculation. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 1,895,000 for the three months ended September 30, 2003.

     The weighted average diluted common shares outstanding for the three months ended September 30, 2004 excludes the effect of approximately 2,973,000 of out-of-the-money options and warrants as their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three months ended September 30, 2003, excludes the effect of approximately 3,505,000 of out-of-the-money options and warrants, and the effect of 2,357,000 shares for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, the after-tax effect of interest expense on the convertible subordinated notes of approximately $1,818,000 for the three months ended September 30, 2003, has not been added back to the numerator, as its effect would also be anti-dilutive.

6. Reorganization Charges

     We expect our previously announced reorganizations to be completed by October 2005 and do not anticipate additional charges. A summary of activity related to our reorganization reserve is as follows (in thousands):

Office Closure
and Business
Exit Costs
Balance as of June 30, 2003	$1,537
Cash payments, year ended June 30, 2004	(805)

Balance as of June 30, 2004	732
Cash payments, three months ended September 30, 2004	(158)

Balance as of September 30, 2004	$574

7. Supplemental Disclosure of Cash Flow Information (in thousands)

	Three Months Ended
	September 30,
	2004	2003
Interest paid	$195	$157

Income taxes paid	$10,284	$2,270

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$—	$65

Stock funding of 401(k) match	$29	$3,144

Stock funding of Associate Stock Purchase Plan	$1,694	$1,447

8. Related Parties

     On September 1, 2000, we acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17 million shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock and Microsoft continued to own those shares as of September 30, 2004. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to our board for such time as they own at least 6,425,438 shares of common stock. Therefore, Microsoft is considered a related party.

     In addition, we entered into a commercial alliance agreement with Microsoft as part of the TransPoint acquisition. Under the terms of the commercial alliance agreement, Microsoft, among other things, agreed to use us for pay anyone and bill presentment services offered by Microsoft. Our commercial alliance agreement also provides for a minimum fee and revenue guarantee to us of $120 million over the five year term of the agreement.

     Pursuant to the terms of the TransPoint acquisition, First Data was entitled to nominate one director to our board for such time as they own at least 4,925,438 shares of common stock. Although First Data owned less than 4,925,438 shares of common stock as of September 30, 2004, First Data owned in excess of 4,925,438 shares of common stock at the time of the director’s most recent re-election to the board. On July 27, 2004, the director resigned from our board of directors. Since First Data did not maintain the required level of share ownership, they no longer have the right to appoint a member of our board of directors. Although First Data remains a customer of ours, First Data was not considered to be a related party for our quarter ended September 30, 2004.

     In addition, we entered into a marketing agreement with First Data as part of the TransPoint acquisition. Under the terms of the marketing agreement, we agreed to use certain First Data payment processing services if, in each case using reasonable judgment, substantially similar services are not then obtainable from a third party at an overall economic cost to us that is less than the overall economic cost of First Data’s services. The marketing agreement also provides for a minimum fee and revenue guarantee of $60 million over the five-year term of the agreement. On January 10, 2002, we entered into an agreement for check processing services with Integrated Payment Systems Inc., a subsidiary of First Data.

     Microsoft and First Data operate substantially below their minimum monthly commitments, and we do not expect these customers to increase their activity such that they would operate above the minimum commitments in the next twelve months.

9. Comprehensive Income (Loss)

     We record available-for-sale securities at fair value and we record changes in fair value as unrealized gains or losses and we accumulate these items in other comprehensive income. As a result, we are required to report the components of our comprehensive loss, which are as follows (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Net income (loss)	$6,207	$(6,669)
Other comprehensive income (loss):
Foreign currency translation adjustments	105	—
Unrealized holding gains (losses) on investments, net of tax	606	(226)

Comprehensive income (loss)	$6,918	$(6,895)

10. Business Segments

     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. There are no inter-segment sales.

     The following table sets forth certain financial information attributable to our business segments for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Electronic Commerce	$138,207	$106,555
Investment Services	22,843	20,293
Software	16,783	14,416

Total	$177,833	$141,264

Segment operating income (loss):
Electronic Commerce	$46,951	$33,922
Investment Services	2,560	4,918
Software	633	2,228
Corporate	(7,959)	(7,962)

Total	42,185	33,106
Purchase accounting amortization	(33,215)	(40,494)
Equity in net loss of joint venture	(647)	—
Interest, net	1,696	(1,624)

Total income (loss) before income taxes	$10,019	$(9,012)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     CheckFree was founded in 1981 as an electronic payment processing company and has become a leading provider of financial electronic commerce products and services. Our current business was developed through the expansion of our core electronic payments business and the acquisition of companies operating similar or complementary businesses.

     We operate our business through three independent but inter-related divisions:

•	Electronic Commerce;

•	Investment Services; and

•	Software.

     Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2004, we processed approximately 583 million payment transactions and delivered approximately 82 million e-Bills. For the quarter ended September 30, 2004, we processed over 205 million payment transactions and delivered over 29 million e-Bills. The number of transactions we process each year continues to grow. Transaction growth exceeded 34% for the year ended June 30, 2004, and 62% for the quarter ended September 30, 2004 compared to the same quarter in the prior year. On June 22, 2004, we acquired American Payment Systems, Inc. (“APS”), a leading provider of walk-in bill payment services to consumers. As part of our Electronic Commerce division, these services enable us to reach an additional group of consumers we had not previously serviced and to provide an additional service to our biller clients. The Electronic Commerce division accounted for approximately 78% of our revenue in the quarter ended September 30, 2004.

     Electronic Commerce division products enable consumers to:

•	receive e-Bills through the Internet;

•	pay any bill — whether it arrives over the Internet or through traditional mail — to anyone; and

•	make payments not related to bills — to anyone.

     Through our Investment Services division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors, deliver portfolio management, performance measurement and reporting services to their clients, primarily for processing separately managed accounts (“SMA” or “SMAs”). Our client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of “wrap,” or SMAs, money management products, or institutional money managers, managing investments of institutions and high net worth individuals. As of September 30, 2004, our clients used the CheckFree APLSM portfolio accounting system to manage nearly 1.7 million portfolios, representing more than $1 trillion in assets. Our Investment Services division accounted for approximately 13% of our revenue in the quarter ended September 30, 2004.

     Our portfolio management products and services provide the following functions:

•	proposal generation;

•	account open and trading capabilities;

•	performance measurement and reporting;

•	tax lot accounting;

•	multiple strategy portfolios;

•	straight through processing; and

•	Depository Trust Corporation interfacing.

     Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software division is comprised of two units, North American Operations and International Operations, providing three distinct sets of software products. ACH software and services are used to process more than two-thirds of the United States’ ten billion annual Automated Clearing House (“ACH”) payments. CheckFree Financial and Compliance Solutions (“CFACS”) software and services enable organizations to handle their reconciliation and compliance requirements and to provide a financial transactions management solution with straight through processing. Our i-Solutions software and services enable end-to-end e-billing and e-statement creation, delivery and payment. Our Software division accounted for approximately 9% of our revenue in the quarter ended September 30, 2004.

Executive Summary

     For the quarter ended September 30, 2004, we earned net income of $6.2 million. We generated $28.3 million of free cash flow, an increase of $6.7 million, or 31% over the same period last year, despite making an estimated tax payment of over $10 million in the quarter compared to about $2 million in the same period last year. See “Use of Non-GAAP Financial Information” for our definition and discussion of free cash flow. Our continued efforts to improve quality and efficiency throughout our operations have resulted in increasingly positive operating results and allowed us to continue to invest in our businesses.

     With our acquisition of APS on June 22, 2004, the quarter ended September 30, 2004 represents our first quarter to fully incorporate our walk-in bill payment business. Beyond the added walk-in bill payment transaction volume and revenue, we continued to experience solid revenue growth in our Electronic Commerce business in the quarter ended September 30, 2004. Transaction growth, including walk-in bill payments, exceeded 62% in the first quarter as compared to the same period last year, and sequential quarterly transaction growth reached 25%. Additionally, we delivered almost 30 million e-Bills in the quarter ended September 30, 2004, compared to about half that amount in the same period last year. We believe that the added availability of e-Bills will make electronic payment offerings increasingly more compelling to consumers. Although the walk-in bill payment business carries a lower operating margin as compared to the rest of our Electronic Commerce business, continued efforts to improve quality and efficiency in our operations, combined with a steadily improving electronic versus paper payment rate and our ability to leverage a significant fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our Electronic Commerce business.

     Our Investment Services division achieved revenue growth of 13% in the quarter ended September 30, 2004, as compared to the same period last year. However, portfolio growth, which is dependent primarily on the growth of the United States stock market, has not been accelerating due to uncertainty inherent in the equity markets. We expect portfolio growth to accelerate when growth in the stock market resumes. Also, we continue to invest in our Investment Services processing platform to position ourselves to take full advantage of the emerging SMA market. Our near-term operating margin has dropped, and we expect it to continue to lag historical levels, primarily as a result of this developmental activity.

     Our Software division achieved better-than-expected growth during a traditionally slow quarter for us. Our Software operating margin suffered during the first quarter of fiscal 2005, due to a charge associated with a large services agreement, but we expect to return to mid-teen margin levels in the quarter ending December 31, 2004.

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

     Both of these agreements are currently operating substantially below their minimum levels. If volumes do not grow significantly from both Microsoft and FDC, we expect to see a temporary decline in revenue growth, initially in the second quarter of fiscal 2006. However, we believe we can manage investment levels and improve profitability in our Electronic Billing business in order to maintain our targeted operating margin in the mid to upper 20% level on a full-year basis. Additionally, we plan to continue to pursue other opportunities for growth, as our recent electronic billing and payment (“EBP”) contract signings and our APS acquisition demonstrate.

     The following table sets forth as percentages of total revenue, certain consolidated statements of operations data:

	Three Months Ended
	September 30,
	2004	2003
Total revenues	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	42.4	42.0
Research and development	11.4	10.5
Sales and marketing	8.0	8.7
General and administrative	8.4	8.2
Depreciation and amortization	24.8	35.8

Total expenses	95.0	105.2

Income (loss) from operations	5.0	(5.2)
Equity in net loss of joint venture	(0.4)	—
Interest, net	1.0	(1.2)

Income (loss) before income taxes	5.6	(6.4)
Income tax expense (benefit)	2.1	(1.7)

Net income (loss)	3.5%	(4.7)%

Results of Operations

     The following table sets forth total company revenue for the quarters ended September 30, 2004 and 2003, respectively.

Total Revenues (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$177,833	$141,264	$36,569	25.9%

     Total company revenue growth was driven by 30% growth in our Electronic Commerce business, 13% growth in our Investment Services business and 16% growth in our Software business.

     Our walk-in bill payments business, resulting from our acquisition of APS on June 22, 2004, provided over 10% of the growth in our Electronic Commerce business on a quarter-over-quarter basis. Our quarter ending September 30 2004 represented our first full quarter results from our walk-in bill payment unit. Overall growth in Electronic Commerce, including walk-in bill payments, continues to be driven primarily by growth in transactions processed from approximately 127 million for the quarter ended September 30, 2003, to nearly 206 million for the quarter ended September 30, 2004. In addition, we delivered over 29 million e-Bills in the quarter ended September 30, 2004, representing an increase of more than 101% over the 14.7 million e-Bills we delivered during the quarter ended September 30, 2003. Finally, with interest rates increasing since this time last year, we are experiencing growth in our revenue from interest-sensitive products such as Account Balance Transfer (“ABT”). This combined revenue growth for our Electronic Commerce division was offset somewhat by our pricing practices. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of significant transaction growth, our average revenue per transaction has declined over time with respect to our transaction-based revenue.

     Growth in Investment Services revenue was driven primarily by growth in the number of portfolios managed, from over 1.3 million as of September 30, 2003, to about 1.7 million as of September 30, 2004. In some cases, we are adding new portfolios to our APL system at a lower price point, driven by the increased volume coming from broker dealers at a lower price, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage. While the U.S. stock market stalled due to overall market uncertainty during the quarter ended September 30, 2004, we expect growth rates of portfolios and revenue to resume in more favorable market conditions.

     We experienced substantial revenue growth in our Software business on a quarter-over-quarter basis. In addition to new business resulting from our acquisition of HelioGraph, Ltd. (“HelioGraph”) in the quarter ended December 31, 2003, we achieved license growth during the quarter ended September 30, 2004, despite the September quarter normally being a seasonally slow quarter. License growth occurred across all of our product lines.

     Across all of our segments, for the quarter ended September 30, 2004, Bank of America generated total revenue of $30.1 million, and continues to be our only customer providing more than 10% of our total revenue. Our EBP agreement with Bank of America has a 10-year term, includes annual minimum guarantees of $50 million, and provides for tiered transaction-based pricing which reflects discounts for increased volumes of transactions provided by the bank.

     The following tables set forth comparative revenues, by type, for the quarters ended September 30, 2004 and 2003, respectively.

Processing and Servicing (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$158,842	$124,245	$34,597	27.8%

     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed positively, our increase in processing and servicing revenue resulted primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. This growth in transactions was driven primarily by our walk-in bill payment business. The rest of our electronic bill payment business continued to grow nicely as well, with sequential transaction growth falling within our historical quarterly growth rate range of 6% and 10%. We delivered over 29 million e-Bills in the quarter ended September 30, 2004, representing an increase of more than 101% over the 14.7 million e-Bills we delivered during the quarter ended September 30, 2003. Additionally, with interest rates increasing since the quarter ending September 30, 2003, we experienced growth in revenue from our interest-sensitive products such as ABT. Overall growth in processing and servicing revenue was somewhat offset by the tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses.

License Fees (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$5,874	$4,962	$912	18.4%

     Although license revenue growth was not isolated to any particular product line, the acquisition of HelioGraph in the quarter ended December 31, 2003 provided us with a new source of license revenue. Our first quarter is typically a seasonally slow quarter for us. We are not certain at this point in time whether this represents a general trend for the fiscal year.

Maintenance Fees (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$7,355	$6,701	$654	9.8%

     Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Our maintenance base has grown as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all business units, as well as a full quarter of maintenance revenue from our

November 2003 acquisition of HelioGraph. We defer revenue recognition on maintenance billings until cash is collected, which can cause quarterly fluctuations. We expect minimal growth in maintenance fee revenue without additional license sales growth.

Other Revenue (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$5,762	$5,356	$406	7.6%

     Other revenue consists mostly of consulting and implementation fees across all three of our businesses. We completed a significant software services engagement during fiscal 2004, have entered into incremental consulting and implementation services with customers in our traditional operations, as well as through HelioGraph, and our APS acquisition has provided us with stored value card revenue.

     The following set of tables provides line-by-line expense comparisons with their relative percentages of total company revenue for the quarters ended September 30, 2004 and 2003, respectively.

Cost of Processing, Servicing and Support (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended	$75,362	42.4%	$59,288	42.0%

     In Electronic Commerce, our electronic payment rate has increased from 76% as of September 30, 2003, to 83% as of September 30, 2004. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. The acquisition of APS brought with it a significant number of exclusively electronic payment transactions, accounting for three points of the four percentage point increase we experienced in our electronic payment rate, quarter over quarter. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure in order to drive improvement in our cost per transaction. These drivers of expense efficiency were offset somewhat by a couple of factors, resulting in a slight increase in the ratio of cost of processing, servicing and support as a percentage of total revenue. First, the gross margin of our walk-in bill payment business is less than the remainder of our electronic billing and payment business. Additionally, we incurred a charge of approximately $2.6 million related to a software services engagement with a large customer.

Research and Development (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended	$20,223	11.4%	$14,903	10.5%

     Including capitalized development costs of $0.4 million for the quarter ended September 30, 2004, and $0.9 million for the quarter ended September 30, 2003, gross expenditures for research and development were $20.6 million, or 11.6% of total revenue, for the quarter ended September 30, 2004, and were $15.8 million, or 11.2% of total revenue for the quarter ended September 30, 2003. We continue to invest heavily in product enhancement and productivity improvement initiatives, particularly in our Investment Services and Electronic Commerce businesses, and we added moderate levels of research and development spending as a result of our acquisitions of APS and HelioGraph.

Sales and Marketing (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended	$14,226	8.0%	$12,325	8.7%

     The decrease in sales and marketing costs, as a percentage of revenue, is due primarily to the predominance of our revenue growth resulting from our Electronic Commerce business, which has less associated variable sales costs as compared to our other businesses. Our acquisitions of APS and HelioGraph provided incremental sales and marketing personnel and program costs.

General and Administrative (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended	$15,035	8.4%	$11,523	8.2%

     Incremental general and administrative costs have resulted primarily from facilities and other non-redundant expenses we incurred within our new walk-in bill payment and HelioGraph businesses. Additionally, in the quarter ended September 30, 2004, we incurred approximately $2.0 million from an increase in formula-based reserves against customer accounts receivable that we may recover all or part of as the year progresses. Finally, we are experiencing increasing quarterly Sarbanes-Oxley compliance costs. We continue to expect our general and administrative costs to run between 7% and 8% of revenue and are managing toward returning these costs to this targeted range.

Depreciation and Amortization (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended	$44,017	24.8%	$50,613	35.8%

     Depreciation and amortization expense from operating fixed assets and internally capitalized product costs has increased from $10.1 million for the quarter ended September 30, 2003, to $10.8 million for the quarter ended September 30, 2004, due primarily to asset additions resulting from our APS acquisition. The remainder of our depreciation and amortization costs represents acquisition-related amortization. Despite additional amortization from intangible assets resulting from our APS and HelioGraph acquisitions over the past year, depreciation and amortization decreased as a result of lower acquisition-related intangible amortization from intangible assets that have fully amortized since last year.

Equity in Net Loss of Joint Venture (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended	$(647)	(0.4%)	$—	—

     In April 2004, we announced a joint venture, OneVu, with BACS Limited (now known as Voca), designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. The equity in the loss of joint venture represents our portion of the loss incurred by the joint venture in the quarter.

Net Interest (000’s)	September 30,
	2004		2003
		%		%
	$	Revenue	$	Revenue
Quarter ended:
Interest Income	$1,907		$1,593
Interest expense	(211)		(3,217)

Net interest	$1,696	1.0%	$(1,624)	(1.2)%

     Despite a decrease in average cash and invested assets, we experienced an increase in interest income. During the quarter ended September 30, 2004, we received nearly $0.5 million of interest associated with a sales tax rebate program from assets purchased in 2001, providing interest income that was unrelated to invested assets.

     Our interest expense decreased significantly on a year-over-year basis. We continued to carry our 6.5% Convertible Subordinated Notes at a balance of $172.5 million throughout the quarter ending September 30, 2003. We redeemed the notes in full on December 12, 2003, relieving ourselves of approximately $2.8 million of quarterly interest expense. The remaining reduction in interest expense is the result of the replacement of higher interest rate leases with lower rates for required financing.

Income Tax Expense (Benefit) (000’s)	September 30,
	2004		2003
		Effective		Effective
	$	Rate	$	Rate
Quarter ended	$3,812	38.0%	$(2,343)	26.0%

     Under normal circumstances we would expect a blended statutory effective tax rate of about 39%. For the quarter ended September 30, 2004, however, our effective rate was slightly lower due to an extension of research and experimentation tax credits in our 2005 fiscal year. For the quarter ended September 30, 2003, our effective tax benefit was offset by federal alternative minimum taxes and the temporary elimination of state-level net operating loss carryover credits.

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization related to various business and asset acquisitions. The following table sets forth revenue, operating income (loss) and certain other financial information by segment, for the periods noted:

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Revenue:
Electronic Commerce	$138,207	$106,555
Investment Services	22,843	20,293
Software	16,783	14,416

Total revenue	$177,833	$141,264

Segment operating income (loss):
Electronic Commerce	$46,951	$33,922
Investment Services	2,560	4,918
Software	633	2,228
Corporate	(7,959)	(7,962)
Purchase accounting amortization:
Electronic Commerce	(32,563)	(39,521)
Investment Services	(151)	(232)
Software	(501)	(741)

Income (loss) from operations	$8,970	$(7,388)

Electronic Commerce Segment Information:

Electronic Commerce Revenue (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$138,207	$106,555	$31,652	29.7%

     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our walk-in bill payment business, an increase in e-Bills distributed, and an increase in our revenue from interest-sensitive products such as ABT, somewhat offset by contractual volume-based price discounts.

     We offer two basic levels of electronic billing and payment services to our customers — a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-Bill, online proof of payment, various levels of customer care, and other aspects of our service. Also, while a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, including our newly acquired walk-in bill payment business. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT. A third category of revenue we simply refer to as “Other Electronic Commerce” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services.

     The following table provides a historical trend of revenue, underlying transaction metrics and subscriber metrics, where appropriate, for our Electronic Commerce business over the last five quarters.

	Quarter Ended
	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
	(in millions)
Full Service
Revenue	$99.1	$96.2	$94.0	$91.8	$85.5
Active subscribers	6.4	5.9	5.5	5.0	4.6
Transactions processed	133.5	123.9	115.5	106.1	94.3
Payment Services
Revenue	$30.5	$14.0	$12.8	$12.0	$11.9
Transactions processed	72.3	41.3	36.7	33.1	32.4
Other Electronic Commerce
Revenue	$8.6	$8.3	$8.4	$8.7	$9.2
Totals
Electronic Commerce revenue	$138.2	$118.4	$115.2	$112.5	$106.6
Transactions processed	205.8	165.2	152.2	139.2	126.7

     The primary driver of the increase in Full Service revenue of $85.5 million for the quarter ended September 30, 2003 to $99.1 million for the quarter ended September 30, 2004, was growth in Full Service transactions processed of 42%, from 94.3 million for the quarter ended September 30, 2003, to 133.5 million for the quarter ended September 30, 2004. The impact of transaction growth was offset by general volume-based pricing tier discounts and particularly by a December 2003 revision to our contract with our largest customer, Bank of America, where subscriber pricing was replaced with transaction-based pricing with volume discounts commensurate to this customer’s volume. Since the quarter ended September 30, 2003, Full Service revenue per transaction has declined from $0.91 to $0.74.

     In the Payment Services category, revenue has increased substantially, from $11.9 million in the quarter ended September 30, 2003, to $30.5 million in the quarter ended September 30, 2004. In addition to continued growth in transactions from our existing customers, the primary driver of the revenue increase on a quarter-over-quarter basis has been our acquisition of APS on June 22, 2004. This walk-in bill payment business contributed significant transaction volume at a revenue per transaction rate substantially higher than our core Payment Services business.

     The decline in Other Electronic Commerce revenue was due to the loss of a large Health and Fitness customer since last year and lower implementation revenue.

Electronic Commerce Operating Income (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$46,951	$33,922	$13,029	38.4%

     Our ratio of electronic payments to total payments improved from 76% as of September 30, 2003, to 83% as of September 30, 2004. Electronic payments carry a significantly lower variable cost per unit than paper payments, and are far less likely to result in a costly customer care inquiry or claim. Due to continued improvement in quality and efficiency and the leverage we have experienced in our existing fixed cost base, we realized a reduction in our cost per transaction, which resulted in an increase in our operating income. Our walk-in-bill payments operations carry a relatively low operating margin, but the overall operating margin in our Electronic Commerce business has increased from 32% for the quarter ended September 30, 2003, to 34% for the quarter ended September 30, 2004.

Investment Services Segment Information:

Investment Services Revenue (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$22,843	$20,293	$2,550	12.6%

     Revenue growth in Investment Services was primarily due to an increase in portfolios managed from over 1.3 million as of September 30, 2003, to almost 1.7 million as of September 30, 2004. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. While the market stalled during the quarter ended September 30, 2004, when investors move back into equity investments, we expect growth rates of portfolios and revenue to resume.

Investment Services Operating Income (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$2,560	$4,918	$(2,358)	(47.9%)

     The reduction in operating income was due primarily to added investment in research and development programs to further improve our product offerings in the market, efforts to improve our operational quality standards through Six Sigma quality programs, and a formula-based receivables reserve for customer accounts receivable in the quarter ended September 30, 2004, which we expect to recover later in the year.

Software Segment Information:

Software Revenue (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$16,783	$14,416	$2,367	16.4%

     In addition to incremental maintenance and services revenue provided from our acquisition of HelioGraph in the quarter ended December 31, 2003, we experienced relatively strong license growth in the quarter ended September 30, 2004. Our September quarter is typically slow due to seasonality. We are not certain at this time whether this represents a general trend for the fiscal year.

Software Operating Income (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$633	$2,228	$(1,595)	(71.6)%

     The decrease in quarter-over-quarter operating income was due primarily to a charge of approximately $2.6 million that we recorded in the quarter ended September 30, 2004, to cover the expected loss associated with a services agreement with a large customer.

Corporate Segment Information:

Corporate Operating Loss (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$(7,959)	$(7,962)	$3	0.0%

Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and in spite of operations added through acquisition.

Purchase Accounting Amortization:

Purchase Accounting Amortization (000’s)	September 30,		Change
	2004	2003	$	%
Quarter ended	$33,215	$40,494	$(7,279)	(18.0)%

     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. Despite the addition of $20.5 million of non-goodwill intangible assets from our acquisitions of APS and HelioGraph in our fiscal year ended June 30, 2004, the incremental amortization expense has been more than offset by the decrease resulting from intangible assets that have fully amortized since September 30, 2003.

Inflation

     We believe the effects of inflation have not had a significant impact on our results of operations.

Liquidity and Capital Resources

     The following chart provides a summary of our Consolidated Statements of Cash Flows for the quarters ended September 30, 2004 and 2003, respectively:

	Quarter Ended September 30,
	2004	2003
Net cash provided by operating activities	$31,674	$27,002
Net cash used in investing activities	(31,277)	(49,237)
Net cash provided by financing activities	786	413
Effect of exchange rate changes	488	—

Net increase (decrease) in cash and cash equivalent	$1,671	$(21,822)

     As of September 30, 2004, we had $217.7 million of cash, cash equivalents and short-term investments on hand, and an additional $82.5 million in long-term investments. Our balance sheet reflects a current ratio of 2.5 and working capital of $279.2 million. Due primarily to processing efficiency improvement, we experienced a significant increase in net cash provided by operating activities over the past several years. We fully utilized our federal net operating loss carryover credits late in the quarter ended September 30, 2004, and as a result, we are now a full federal taxpayer. Despite having to pay full federal income taxes, we generated $31.7 million of net cash provided by operating activities, and we expect to generate about $185 million of net cash provided by operating activities in the fiscal year ending June 30, 2005. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for the year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock through August 2005. As of September 30, 2004, no such purchases have taken place. To the extent we require additional cash, we have access to an untapped $185 million revolving credit facility. We have no immediate plans to borrow against this credit facility.

     From an investing perspective, we used $31.3 million of cash in the quarter ended September 30, 2004. Of this amount, we used $21.8 million in the net purchase of investments, $4.9 million in capital expenditures, $3.3 million in working capital adjustments related to our acquisition of APS, $1.0 million for an investment in our United Kingdom based joint venture, OneVu, and $0.4 million in the capitalization of software development costs. We expect to spend no more than $40 million on purchases of property and equipment in fiscal 2005.

     From a financing perspective, we generated $0.8 million of cash for the quarter ended September 30, 2004. Proceeds of $1.4 million from our employee stock purchase plan and $0.6 million from the exercise of stock options were offset by $1.2 million of payments for capital leases and other long-term obligations.

     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate as much as $145 million of free cash flow for the fiscal year ending June 30, 2005. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” below for a discussion of this measure.

     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of September 30, 2004, and do not anticipate any change in the foreseeable future.

     The following table represents a summary of our expected cash commitments under our contractual obligations and commercial commitments over the next several years:

	Payments Due - Year Ended June 30,
		2005	2006 to	2008 to
Contractual Obligations	Total	(Remaining)	2007	2009	Thereafter
	(In thousands)
Operating leases	$93,080	$13,697	$26,506	$21,378	$31,499
Capital lease obligations	1,139	962	177	—	—
Other long-term obligations	27,790	2,423	367	25,000	—

Total contractual cash obligations	$122,009	$17,082	$27,050	$46,378	$31,499

Use of Non-GAAP Financial Information

     We supplement our reporting of cash flow information determined in accordance with GAAP (Generally Accepted Accounting Principles in the United States of America) by using “free cash flow” in this Quarterly Report on Form 10-Q as a measure to evaluate our liquidity. We define free cash flow as GAAP net cash provided by operating activities, exclusive of the net change in settlement accounts and less capital expenditures. We believe free cash flow provides useful information to management and investors in understanding our financial results and assessing our prospects for future performance. We also use free cash flow as a factor in determining long-term incentive compensation for senior management.

     We exclude the net change in settlement accounts from free cash flow because we believe this facilitates management’s and investors’ ability to analyze operating cash flow trends. In connection with our walk-in bill payment business, our balance sheet reflects settlement assets and settlement obligations. The settlement assets represent payment receipts in transit to us from agents, and the settlement obligations represent scheduled but unpaid payments due to billers. Balances in settlement accounts fluctuate daily based on deposit timing and payment transaction volume. These timing differences are not reflective of our liquidity, and thus, we exclude the net change in settlement accounts from free cash flow.

     As a technology company, we make significant capital expenditures in order to update our technology and to remain competitive. Our free cash flow reflects the amount of cash we generated that remains, after we have met those operational needs, for the evaluation and execution of strategic initiatives such as acquisitions, stock and/or debt repurchases and other investing and financing activities, including servicing additional debt obligations.

     Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table above, entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Our free cash flow for the quarters ended September 30, 2004 and September 30, 2003 is calculated as follows (in thousands):

	Quarter Ended September 30,
	2004	2003
Net cash provided by operating activities	$31,674	$27,002
Excluding: Net change in settlement accounts	1,491	—
Less: Capital expenditures	(4,879)	(5,426)

Free cash flow	$28,286	$21,576

     Net cash used in investing activities for the quarters ended September 30, 2004 and September 30, 2003, was $31.3 million and $49.2 million, respectively. Net cash provided by financing activities was $0.8 million for the quarter ended September 30, 2004 and $0.4 million for the quarter ended September 30, 2003.

     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.

Recent Accounting Pronouncements

     On September 30, 2004, the FASB announced a delay in the effective date of paragraphs 10 to 20 of the Emerging Issues Task Force (“EITF”) issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Paragraphs 10-20 of Issue 03-1 will be effective upon the final issuance of FSP EITF Issue 03-1-a. We continue to follow the disclosure guidance in paragraphs 21 and 22 of Issue 03-1 as it remains effective during the review period.

     On October 13, 2004, the FASB decided to delay by six months the effective date to implement Statement 123R, “Share Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed standard, which will require us to expense the value of employee stock options in our income statement, is expected to be effective for periods beginning after June 15, 2005 or, for us, the first quarter of our fiscal year 2006.

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial conditions and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on September 3, 2004, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business — Business Risks” included in our Annual Report on Form 10-K for the year ended June 30, 2004, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We now maintain multiple offices in the United Kingdom and Canada. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, and the Canadian dollar as the functional currency for Canada. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange contracts and other similar instruments.

     While our international sales represented less than two percent of our revenue for the quarter ended September 30, 2004, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.

     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of September 30, 2004, we have entered into interest rate swap transactions totaling $75 million.

     The swaps are designated as cash flow hedges, and they are recorded on our balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate-sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $1.4 million. Such decline in the fair value of the swap would decrease the cash flows of the underlying hedged interest rate sensitive revenue by 100 basis points.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHECKFREE CORPORATION

Date: November 9, 2004	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice President
and Chief Financial Officer*
(Principal Financial Officer)

Date: November 9, 2004	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President,
Controller, and Chief Accounting Officer
(Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.