Form 10-Q
period 2004-12-31
CHECKFREE CORP \GA\
filed 2005-02-08
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,771,869 shares of Common Stock, $.01 par value, were outstanding at February 1, 2005.

FORM 10-Q

CHECKFREE CORPORATION

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets at	3
December 31, 2004 and June 30, 2004

Unaudited Condensed Consolidated Statements of Operations	4
For the Three and Six Months Ended December 31, 2004 and 2003

Unaudited Consolidated Statements of Cash Flows	5
For the Six Months Ended December 31, 2004 and 2003

Notes to Interim Unaudited Condensed Consolidated	6
Financial Statements For the Three and Six Months Ended December 31, 2004 and 2003

Item 2. Management’s Discussion and Analysis of Financial	14
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 6. Exhibits	34

Signatures	35
Exhibit 10(A)
Exhibit 10(B)
Exhibit 10(C)
Exhibit 10(D)
Exhibit 10(E)
Exhibit 10(F)
Exhibit 10(G)
Exhibit 10(H)
Exhibit 31(A)
Exhibit 31(B)
Exhibit 32(A)
Exhibit 32(B)

Part I. Financial Information

Item 1. Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	December 31,	June 30,
	2004	2004
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,639	$134,832
Settlement assets	84,915	82,520
Investments	86,662	73,197
Accounts receivable, net	107,428	85,217
Accounts receivable, related parties	4,774	26,632
Prepaid expenses and other assets	25,748	14,727
Deferred income taxes	20,694	49,129

Total current assets	527,860	466,254
PROPERTY AND EQUIPMENT, NET	87,430	91,912
OTHER ASSETS:
Capitalized software, net	9,147	11,512
Goodwill	615,292	612,971
Strategic agreements, net	209,419	271,390
Other intangible assets, net	17,951	21,670
Investments	74,951	68,344
Other noncurrent assets	4,407	4,396
Deferred income taxes	10,094	—
Investment in joint venture	948	483

Total other assets	942,209	990,766

Total assets	$1,557,499	$1,548,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,686	$12,234
Settlement obligations	83,578	82,611
Accrued liabilities	59,298	67,211
Current portion of long-term obligations	3,010	4,192
Deferred revenue	39,852	36,193

Total current liabilities	198,424	202,441
ACCRUED RENT AND OTHER	4,977	4,313
DEFERRED INCOME TAXES	—	17,492
CAPITAL LEASE AND LONG-TERM OBLIGATIONS – LESS CURRENT PORTION	25,373	25,504
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,663,558 and 90,164,926 shares, respectively	907	902
Additional paid-in-capital	2,488,273	2,471,062
Unearned compensation	(7,292)	—
Accumulated other comprehensive loss	(359)	(728)
Accumulated deficit	(1,152,804)	(1,172,054)

Total stockholders’ equity	1,328,725	1,299,182

Total liabilities and stockholders’ equity	$1,557,499	$1,548,932

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(In thousands, except per share data)
REVENUES:
Processing and servicing:
Third parties	$156,688	$121,897	$308,030	$236,892
Related parties	7,500	9,750	15,000	19,000

Total processing and servicing	164,188	131,647	323,030	255,892
License fees	7,655	4,716	13,529	9,678
Maintenance fees	7,456	7,412	14,811	14,113
Other	6,457	6,161	12,219	11,517

Total revenues	185,756	149,936	363,589	291,200

EXPENSES:
Cost of processing, servicing and support	72,688	60,798	148,050	120,086
Research and development	19,329	16,102	39,552	31,005
Sales and marketing	16,282	13,206	30,508	25,531
General and administrative	13,430	11,672	28,465	23,195
Depreciation and amortization	43,643	42,384	87,660	92,997
In-process research and development	—	324	—	324

Total expenses	165,372	144,486	334,235	293,138

INCOME (LOSS) FROM OPERATIONS	20,384	5,450	29,354	(1,938)
OTHER:
EQUITY IN NET LOSS OF JOINT VENTURE	(700)	—	(1,347)	—
INTEREST INCOME (EXPENSE), NET	1,490	(7,964)	3,186	(9,588)

INCOME (LOSS) BEFORE INCOME TAXES	21,174	(2,514)	31,193	(11,526)
INCOME TAX EXPENSE (BENEFIT)	8,131	(618)	11,943	(2,961)

NET INCOME (LOSS)	$13,043	$(1,896)	$19,250	$(8,565)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per common share	$0.14	$(0.02)	$0.21	$(0.10)

Equivalent number of shares	90,545	89,624	90,482	89,543

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per common share	$0.14	$(0.02)	$0.21	$(0.10)

Equivalent number of shares	93,019	89,624	92,764	89,543

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$19,250	$(8,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss of joint venture	1,347	—
Depreciation and amortization	87,660	92,997
Deferred income tax provision (benefit)	2,285	(11,083)
Equity-based compensation	3,035	—
Write off of convertible notes issuance costs	—	2,407
Write off of in-process research and development	—	324
Net loss on disposition of property and equipment	—	9
Change in certain assets and liabilities:
Settlement assets and obligations	(1,428)	—
Accounts receivable	(666)	(5,624)
Prepaid expenses and other	(5,921)	1,486
Accounts payable	1,026	601
Accrued liabilities and other	(12,712)	(6,092)
Deferred revenue	3,659	1,916

Net cash provided by operating activities	97,535	68,376
INVESTING ACTIVITIES:
Purchase of property and software	(14,117)	(9,079)
Capitalization of software development costs	(1,006)	(1,625)
Purchase of business, net of cash acquired	(3,054)	(15,737)
Purchase of investments – held to maturity	—	(511)
Proceeds from maturities of investments – held to maturity	—	27,512
Purchase of investments – available for sale	(105,577)	(125,415)
Proceeds from investments – available for sale	85,680	124,453
Purchase of other investments	(100)	(45)
Proceeds from other investments	26	—
Investment in joint venture	(1,872)	—

Net cash used in investing activities	(40,020)	(447)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(1,880)	(1,769)
Redemption of convertible notes	—	(172,500)
Proceeds from stock options exercised	3,813	1,845
Proceeds from employee stock purchase plan	2,302	1,767

Net cash provided by (used in) financing activities	4,235	(170,657)
Effect of exchange rate changes on cash and cash equivalents	1,057	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,807	(102,728)
CASH AND CASH EQUIVALENTS:
Beginning of period	134,832	209,358

End of period	$197,639	$106,630

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Three and Six Months Ended December 31, 2004 and 2003

1. Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     Our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three and six months ended December 31, 2004 and 2003, are not necessarily indicative of our projected results for the full year.

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

     Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$13,043	$(1,896)	$19,250	$(8,565)
Stock-based compensation included in net income (loss)	950	553	1,880	1,696
Stock-based compensation under SFAS 123	(2,235)	(4,808)	(5,167)	(10,397)

Pro forma net income (loss)	$11,758	$(6,151)	$15,963	$(17,266)

Pro forma net income (loss) per share:
Basic	$0.13	$(0.07)	$0.18	$(0.19)

Diluted	$0.13	$(0.07)	$0.17	$(0.19)

     Recent Accounting Pronouncements

     In December 2004, the FASB issued a revision to FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123 (R) does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

     Based on the guidance of SFAS 123 (R), we will be required to initially measure the cost of employee services received in exchange for an award of liability instruments (i.e. awards settled in cash rather than equity) based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. For equity settled awards, we will be required to estimate the grant-date fair value of employee share options and similar instruments expected to ultimately be issued to employees using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Based on the grant date fair value calculated, we will be required to amortize the cost of such award over the requisite service period.

     Excess tax benefits, as defined by SFAS 123 (R), will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

     The effective date of SFAS 123 (R) is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt this Statement in the first quarter of our 2006 fiscal year (quarter ended September 30, 2005). We are still currently evaluating the impact that the adoption of SFAS 123 (R) will have on our financial statements.

     In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not believe that the adoption of this statement will have a significant impact on our financial statements.

     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires that a public company separately report the financial and descriptive information about its reportable operating segments. Paragraph 17 of SFAS 131 sets forth the aggregation criteria used to determine whether an operating segment that does not otherwise meet the quantitative thresholds to be a reportable segment may be aggregated in accordance with paragraph 19 of SFAS 131. EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”), addresses the criteria for aggregating operating segments.

     We currently report our financial and operating results according to our four primary business segments (Electronic Commerce, Investment Services, Software, and Corporate). The financial and operating results for at least one of those primary business segments is comprised of one or more smaller business units that have been aggregated. Based upon our analysis of our current operations, we believe that such aggregations meet the criteria for aggregation under EITF 04-10 and paragraph 17 of SFAS 131. We will continue to monitor any changes in the nature and operations of each of our business segments and modify our method of aggregation as appropriate in order to remain in compliance with EITF 04-10 and SFAS 131.

     Reclassifications

     Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal year 2005 presentation.

2. Investments

     Our investments consist of the following (in thousands):

	December 31,	June 30,
	2004	2004
Available-for-sale	$335,643	$243,526
Other investments	796	725
Less: amounts classified as cash equivalents	174,826	102,710

Total investments	$161,613	$141,541

     We base the fair value of available-for-sale securities on quoted market values. In the three and six months ended December 31, 2004, we sold available-for-sale investments in the amount of $20,638,000 and $60,171,000, respectively. In the three and six months ended December 31, 2003, we sold available-for-sale investments in the amount of $55,477,000 and $61,405,000, respectively. We recognized gross gains of $4,000 and $238,000 as well as gross losses of $33,000 and $474,000 on these sales during the three months ended December 31, 2004 and 2003, respectively. We recognized gross gains of $4,000 and $242,000 as well as gross losses of $40,000 and $474,000 on these sales during the six months ended December 31, 2004, and 2003, respectively.

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

     In November 2003, we completed our acquisition of HelioGraph, Ltd. (“HelioGraph”) for approximately $18,756,000 in cash. Our acquisition added a financial transactions management solution with straight through processing and financial messaging expertise to our reconciliation suite of products, in addition to expanding our international presence. HelioGraph is part of our International Operations business unit within our Software division. During the six-month period ended December 31, 2004, we received a refund of an escrow deposit in the amount of $223,000.

     In June 2004, we completed our acquisition of American Payment Systems, Inc. (“APS”) from its parent corporation UIL Holdings Corporation, for approximately $109,013,000 in cash, subject to certain post-closing adjustments. We completed the acquisition in order to penetrate a part of the electronic billing and payment market in which we had not significantly previously participated. APS is part of our Electronic Commerce division and a leading provider of walk-in bill payments. We treated our acquisition of APS as a purchase for accounting purposes, and, accordingly, recorded purchased assets and liabilities based on their fair market values at the date of acquisition. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $75,000,000. During the six-month period ended December 31, 2004, we made a final purchase price adjustment of $3,277,000. We recorded $733,000 of deferred tax assets related to our final purchase price adjustments.

     As of December 31, 2004, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2003 to December 31, 2004, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2003	$503,738	$8,106	$11,387	$523,231
Goodwill acquired	74,957	14,783	—	89,740

Balance as of June 30, 2004	578,695	22,889	11,387	612,971
Purchase price adjustments	2,544	(223)	—	2,321

Balance as of December 31, 2004	$581,239	$22,666	$11,387	$615,292

     The components of our various amortized intangible assets are as follows (in thousands):

	December 31,	June 30,
	2004	2004
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	32,525	31,519

Total	199,983	198,977
Less: accumulated amortization	190,836	187,465

Capitalized software, net	$9,147	$11,512

Strategic agreements:
Strategic agreements (1)	$744,424	$744,424
Less: accumulated amortization	535,005	473,034

Strategic agreements, net	$209,419	$271,390

Other intangible assets:
Tradenames	$50,728	$50,728
Customer base	46,068	46,068
Current technology	2,230	2,230
Money transfer license	1,700	1,700
Covenants not to compete	2,860	2,860

Total	103,586	103,586
Less: accumulated amortization	85,635	81,916

Other intangible assets, net	$17,951	$21,670

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.

     Amortization of intangible assets totaled $34,387,000 and $33,466,000 for the three months ended December 31, 2004 and 2003, respectively. Amortization of intangible assets totaled $69,061,000 and $75,338,000 for the six months ended December 31, 2004 and 2003, respectively.

4. Common Stock

     In the six months ended December 31, 2004, we issued stock for various employee benefit programs. We issued 108,484 shares of common stock to fund our 401(k) match, the cost of which we accrued during the year ended June 30, 2004, and 72,293 shares of common stock in conjunction with our employee stock purchase plan, which were funded through employee payroll deductions in the immediately preceding six-month period. We also issued 341,837 shares of restricted stock related to a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Stock Incentive Plan and recorded unearned compensation of $8,721,000 within stockholders’ equity during the six-month period ended December 31, 2004. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. We recorded an expense of approximately $1,429,000 for the six months ended December 31, 2004 related to the vesting of the restricted stock.

     In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share that were then outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units that we issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003, representing the cash consideration portion of the Tender Offer. We issued 51,143 shares in the six-month period ended December 31, 2004. Approximately 157,500 shares of restricted stock units are scheduled to vest under the 2002 Stock Incentive Plan over the next two years. We recorded an expense of approximately $1,043,000 for the six-month period ended December 31, 2004 related to the vesting of restricted stock units and recorded an expense of $1,143,000 for the three months ended September 30, 2003, for cash payments incurred and the vesting of restricted stock units under the Tender Offer.

5. Earnings Per Share

     The following table reconciles the differences in our income and shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	For the Three Months Ended
	December 31, 2004			December 31, 2003
			Per-			Per-
	Income	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$13,043	90,545	$0.14	$(1,896)	89,624	$(0.02)

Effect of dilutive securities:
Options and warrants	—	2,474		—	—

Diluted EPS	$13,043	93,019	$0.14	$(1,896)	89,624	$(0.02)

	For the Six Months Ended
	December 31, 2004			December 31, 2003
			Per-			Per-
	Income	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$19,250	90,482	$0.21	$(8,565)	89,543	$(0.10)

Effect of dilutive securities:
Options and warrants	—	2,282		—	—

Diluted EPS	$19,250	92,764	$0.21	$(8,565)	89,543	$(0.10)

     Anti-dilution provisions of SFAS 128, “Earnings Per Share,” require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had we recognized net income for the three and six-month periods ended December 31, 2003, we would have included an additional 5,410,000 and 1,848,000 of in-the-money options and warrants in the diluted earnings per share calculation. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 2,001,000 and 195,000 for the three and six months ended December 31, 2003, respectively.

     The weighted average diluted common shares outstanding for the three and six months ended December 31, 2004 excludes the effect of approximately 2,625,000 and 2,778,000 of out-of-the-money options and warrants as their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three and six months ended December 31, 2003, excludes the effect of approximately 3,187,000 and 8,643,000 of out-of-the-money options and warrants, and the effect of 2,357,000 shares for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, for the three and six months ended December 31, 2003, the after-tax effect of interest expense on the convertible subordinated notes has not been added back to the numerator, as its effect would also be anti-dilutive.

6. Reorganization Charges

     We expect our previously announced reorganizations to be completed by October 2005 and do not anticipate additional charges. A summary of activity related to our reorganization reserve is as follows (in thousands):

Office Closure
and Business
Exit Costs
Balance as of June 30, 2003	$1,537
Cash payments, year ended June 30, 2004	(805)

Balance as of June 30, 2004	732
Cash payments, six months ended December 31, 2004	(279)

Balance as of December 31, 2004	$453

7. Supplemental Disclosure of Cash Flow Information (in thousands)

	Six Months Ended
	December 31,
	2004	2003
Interest paid	$360	$5,837

Call premium paid for redemption of convertible notes	$—	$4,813

Income taxes paid	$16,394	$5,651

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$567	$600

Stock funding of 401(k) match	$29	$3,144

Stock funding of Associate Stock Purchase Plan	$1,694	$1,447

8. Related Parties

     On September 1, 2000, we acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17 million shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock and Microsoft continued to own those shares as of December 31, 2004. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to our board for such time as they own at least 6,425,438 shares of common stock. Therefore, Microsoft is considered a related party.

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

     Pursuant to the terms of the TransPoint acquisition, First Data was entitled to nominate one director to our board for such time as they own at least 4,925,438 shares of common stock. Although First Data owned less than 4,925,438 shares of common stock as of December 31, 2004, First Data owned in excess of 4,925,438 shares of common stock at the time of the director’s most recent re-election to the board. On July 27, 2004, the director resigned from our board of directors. Since First Data did not maintain the required level of share ownership, they no longer have the right to appoint a member of our board of directors. Although First Data remains a customer of ours, First Data was not considered to be a related party beginning with our quarter ended September 30, 2004.

     In addition, we entered into a marketing agreement with First Data as part of the TransPoint acquisition. Under the terms of the marketing agreement, we agreed to use certain First Data payment processing services if, in each case using reasonable judgment, substantially similar services are not then obtainable from a third party at an overall economic cost to us that is less than the overall economic cost of First Data’s services. The marketing agreement also provides for a minimum fee and revenue guarantee to us of $60 million over the five-year term of the agreement. On January 10, 2002, we entered into an agreement for check processing services with Integrated Payment Systems Inc., a subsidiary of First Data.

     Microsoft and First Data operate substantially below their minimum monthly commitments, and we do not expect these customers to increase their activity such that they would operate above the minimum commitments in the next twelve months.

9. Comprehensive Loss

     We record available-for-sale securities at fair value and we record changes in fair value as unrealized gains or losses and we accumulate these items in other comprehensive income. As a result, we are required to report the components of our comprehensive loss, which are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$13,043	$(1,896)	$19,250	$(8,565)
Other comprehensive income (loss):
Foreign currency translation adjustments	355	—	460	—
Unrealized holding gains (loss) on investments, net of tax	(697)	(236)	(91)	(463)
Less: reclassification adjustments for gains (loss) realized in net income	—	93	—	93

Net unrealized gains (loss)	(342)	(143)	369	(370)

Comprehensive income (loss)	$12,701	$(2,039)	$19,619	$(8,935)

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

     The following sets forth certain financial information attributable to our business segments for the three and six months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues:
Electronic Commerce	$142,108	$112,488	$280,315	$219,043
Investment Services	23,972	21,465	46,815	41,758
Software	19,676	15,983	36,459	30,399

Total	$185,756	$149,936	$363,589	$291,200

Segment operating income (loss):
Electronic Commerce	$50,879	$38,961	$97,830	$72,883
Investment Services	5,624	4,608	8,184	9,526
Software	6,669	3,565	7,302	5,793
Corporate	(9,577)	(9,261)	(17,536)	(17,223)

Total	53,595	37,873	95,780	70,979
Purchase accounting amortization	(33,211)	(32,099)	(66,426)	(72,593)
Write off of in-process research and development costs	—	(324)	—	(324)
Equity in net loss of joint venture	(700)	—	(1,347)	—
Interest, net	1,490	(7,964)	3,186	(9,588)

Total income (loss) before income taxes	$21,174	$(2,514)	$31,193	$(11,526)

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

     Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2004, we processed approximately 583 million payment transactions and delivered approximately 82 million e-Bills. For the quarter ended December 31, 2004, we processed more than 219 million payment transactions and delivered almost 33 million e-Bills. The number of transactions we process each year continues to grow. Transaction growth exceeded 34% for the year ended June 30, 2004, and was 7% for the quarter ended December 31, 2004, compared to the quarter ended September 30, 2004. On June 22, 2004, we acquired American Payment Systems, Inc. (“APS”), a leading provider of walk-in bill payment services to consumers. As part of our Electronic Commerce division, these services enable us to reach an additional group of consumers we had not previously serviced and to provide an additional service to our biller clients. The Electronic Commerce division accounted for approximately 76% of our revenue in the quarter ended December 31, 2004.

     Electronic Commerce division products enable consumers to:

•	receive e-Bills through the Internet;
•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and
•	make payments not related to bills – to anyone.

     Through our Investment Services division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors, deliver portfolio management, performance measurement and reporting services to their clients, primarily for processing separately managed accounts (“SMA” or “SMAs”). Our client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of “wrap,” or SMAs, money management products, or institutional money managers, managing investments of institutions and high net worth individuals. As of December 31, 2004, our clients used the CheckFree APLSM portfolio accounting system to manage more than 1.7 million portfolios, representing more than $1 trillion in assets. Our Investment Services division accounted for approximately 13% of our revenue in the quarter ended December 31, 2004.

     Our portfolio management products and services provide the following functions:

•	proposal generation;
•	account open and trading capabilities;
•	performance measurement and reporting;
•	tax lot accounting;
•	multiple strategy portfolios;
•	straight through processing; and
•	Depository Trust Corporation interfacing.

     Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software division is comprised of two units, North American Operations and International Operations, together providing three sets of software products. ACH software and services are used to process more than two-thirds of the United States’ ten billion annual Automated Clearing House (“ACH”) payments. CheckFree Financial and Compliance Solutions (“CFACS”) software and services enable organizations to handle their reconciliation and compliance requirements and to provide a financial transactions management solution with straight through processing. Our i-Solutions software and services enable end-to-end e-billing and e-statement creation, delivery and payment. Our Software division accounted for approximately 11% of our revenue in quarter ended December 31, 2004.

Executive Summary

     For the quarter ended December 31, 2004, we earned net income of $13.0 million compared to a net loss of $1.9 million for the same period last year, and we generated $56.5 million of free cash flow, an increase of $18.8 million, or 50%, over the same period last year. For the six month period ended December 31, 2004, we earned $19.3 million of net income compared to a net loss of $8.6 million for the same period last year and we generated $84.8 million of free cash flow, an increase of $25.5 million, or 43%, over the same period last year. We became a cash basis tax payer in the current fiscal year. See “Use of Non-GAAP Financial Information” for our definition and discussion of free cash flow. Our efforts to improve quality and efficiency throughout our operations have resulted in increasingly positive operating results, allowing us to continue to invest toward the future growth of our businesses. Because of better than expected results through the first half of fiscal 2005, we have initiated previously unplanned investments of between $4.0 million and $6.0 million for the second half of fiscal 2005, across all of our business segments that are geared toward future growth.

     Beyond additional walk-in bill payment transaction volume and related revenue resulting from our acquisition of APS on June 22, 2004, we continued to experience solid revenue growth in our Electronic Commerce business. Transaction volume, including walk-in bill payments, exceeded 219 million, and transaction growth exceeded 57% in the quarter ended December 31, 2004, as compared to the same period last year. Additionally, we delivered almost 33 million e-Bills in the quarter ended December 31, 2004, an increase of 77% over the same period last year. We believe that the added availability of e-Bills make electronic payment offerings increasingly more compelling to consumers. Continued efforts to improve quality and efficiency in our operations, combined with an improving electronic versus paper payment rate and our ability to leverage a significant fixed cost base, have resulted in a steadily reducing cost per transaction, and has offset volume–based pricing discounts inherent in our Electronic Commerce business.

     Our Investment Services division achieved revenue growth of 12% in the quarter ended December 31, 2004, as compared to the same period last year. Portfolio growth, which is dependent primarily on the growth of the United States stock market, has started to resume. We are cautiously optimistic about continued near-term portfolio growth. We continue to invest heavily in our Investment Services process platform to position ourselves to take full advantage of the emerging SMA market. We expect our near-term operating margin to lag historical levels over the next 18 to 24 months, until this development effort is complete.

     Our Software division has achieved better than expected license revenue growth for the last two quarters. Because license revenue carries a relatively high operating margin, our operating income has improved in this division as well. However, we remain uncertain as to whether this represents the beginning of a growth trend in software sales.

     As part of our acquisition of TransPoint in September 2000, we entered into separate five-year agreements with Microsoft Corporation (“Microsoft”) and First Data Corporation (“FDC”), both of which include monthly minimum revenue guarantees that have increased annually over the term of the agreements. These contracts will expire in fiscal 2006, which we expect to result in a temporary decline in revenue growth, primarily in the quarter ending March 31, 2006. The following table represents the relevant annual minimum revenue guarantees with Microsoft and FDC (in thousands):

Fiscal Year Ended June 30,	Microsoft	FDC	Total
2004	$27,000	$14,500	$41,500
2005	$33,000	$17,500	$50,500
2006	$18,000	$3,000	$21,000

     Both agreements are operating substantially below their minimum levels. However, we believe we can manage investment levels and improved scale in Electronic Billing in order to maintain our total company targeted operating margin in the mid to upper 20% level on a full-year basis in fiscal 2006. Additionally, we plan to continue to pursue other opportunities for growth, as our recent electronic billing and payment (“EBP”) contract signings and our APS acquisition demonstrate.

     The following table sets forth as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Total Revenues:	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	39.1	40.6	40.7	41.2
Research and development	10.4	10.7	10.9	10.7
Sales and marketing	8.8	8.8	8.4	8.8
General and administrative	7.2	7.8	7.8	8.0
Depreciation and amortization	23.5	28.3	24.1	31.9
In-process research and development	—	0.2	—	0.1

Total expenses	89.0	96.4	91.9	100.7

Income (loss) from operations	11.0	3.6	8.1	(0.7)
Equity in net loss of joint venture	(0.4)	—	(0.4)	—
Interest, net	0.8	(5.3)	0.9	(3.2)

Income (loss) before income taxes	11.4	(1.7)	8.6	(3.9)
Income tax expense (benefit)	4.4	(0.4)	3.3	(1.0)

Net income (loss)	7.0%	(1.3)%	5.3%	(2.9)%

Results of Operations

     The following table sets forth total company revenue for the three- and six-month periods ended December 31, 2004, and 2003, respectively.

Total Revenues (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$185,756	$149,936	$35,820	23.9%
Six months ended	$363,589	$291,200	$72,389	24.9%

     Quarter-over-quarter revenue growth was driven by 26% growth in our Electronic Commerce business, 12% growth in our Investment Services business and 23% growth in our Software business. Year-over-year revenue growth was driven by 28% growth in our Electronic Commerce business, 12% growth in our Investment Services business and 20% growth in our Software business.

     Our walk-in bill payment business provided more than 10% of the quarter-over-quarter and year-over-year revenue growth in our Electronic Commerce business. Overall growth in Electronic Commerce, including walk-in bill payment, continues to be driven primarily by growth in transactions processed, from approximately 139 million for the quarter ended December 31, 2003, to more than 219 million for the quarter ended December 31, 2004, and from approximately 266 million for the six-month period ended December 31, 2003, to more than 425 million for the six-month period ended December 31, 2004. Additionally, we delivered almost 33 million e-Bills in the quarter ended December 31, 2004, an increase of over 77% compared to the nearly 19 million e-Bills delivered in the quarter ended December 31, 2003, and we delivered more than 62 million e-Bills in the six-month period ended December 31, 2004, representing 88% growth over the more than 33 million e-Bills delivered in the same period last year. Lastly, with interest rates increasing since this time last year, we are experiencing growth in our interest-sensitive products, such as Account Balance Transfer (“ABT”). This combined growth in our Electronic Commerce division was offset somewhat by our pricing practices. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of transaction growth, our average revenue per transaction has, therefore, declined over time with respect to our transaction-based revenue.

     Growth in Investment Services revenue was driven primarily by an increase in the number of portfolios managed, from about 1.4 million as of December 31, 2003, to more than 1.7 million as of December 31, 2004. In some cases, we are adding new portfolios to our APL system at a lower price point, driven by the increased volume coming from lower priced broker dealers, and by conscious price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that more favorable market conditions have resulted in resumed growth in portfolios managed. We are cautiously optimistic about resulting growth opportunities.

     We experienced substantial license revenue growth in our Software business, both on quarter-over-quarter and year-over-year bases. In addition to new business resulting from our acquisition of HelioGraph, Ltd. (“HelioGraph”) in the quarter ended December 31, 2003, we achieved strong growth in our more mature ACH and reconciliation products. We believe this to be the result of improved execution within our Software division, combined with signs of recovery in the U.S. economy.

     The following tables set forth comparative revenues, by type, for the three- and six-month periods ended December 31, 2004 and 2003, respectively.

Processing and Servicing (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$164,188	$131,647	$32,541	24.7%
Six months ended	$323,030	$255,892	$67,138	26.2%

     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed positively, our quarter-over-quarter and year-over-year increases in processing and servicing revenue resulted primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. This growth in transactions was driven primarily by our walk-in bill payment business. Our traditional electronic bill payment business continued to grow as well, with sequential transaction growth of 7% remaining within our historical growth range of 6% to 10%. We delivered almost 33 million e-Bills in the quarter ended December 31, 2004, representing an increase of more than 77% from the nearly 19 million e-Bills delivered in the quarter ended December 31, 2003, and we delivered more than 62 million e-Bills in the six-months ended December 31, 2004, representing growth of 88% over the more than 33 million e-Bills delivered in the same period last year. Additionally, with interest rates increasing over the past year, we have experienced growth in revenue from our interest-sensitive products, such as ABT. Overall quarter-over-quarter and year-over-year growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses.

License Fees (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$7,655	$4,716	$2,939	62.3%
Six months ended	$13,529	$9,678	$3,851	39.8%

     License fees relate to our Software division. Significant quarter-over-quarter and year-over-year license fee revenue growth has taken place primarily in our more traditional ACH and reconciliation product lines. The acquisition of HelioGraph in the quarter ended December 31, 2003, has also contributed to license growth. Despite two quarters of strong license revenue growth in fiscal 2005, we remain uncertain as to whether this represents the beginning of a general trend in continued software sales growth.

Maintenance Fees (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$7,456	$7,412	$44	0.6%
Six months ended	$14,811	$14,113	$698	4.9%

     Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Our maintenance base has increased as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all our software product lines. However, quarter-over-quarter maintenance revenue growth is negatively impacted by the timing of cash collections on annual maintenance billing. We defer revenue recognition on maintenance billings until cash is collected, which can cause quarterly fluctuations. Year-over-year maintenance growth has been positively impacted by the acquisition of HelioGraph in the quarter ended December 31, 2003.

Other Revenues (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$6,457	$6,161	$296	4.8%
Six months ended	$12,219	$11,517	$702	6.1%

     Other revenue consists mostly of consulting and implementation fees across all three of our businesses, and with the acquisition of APS we have added revenue associated with stored value cards to this category. We completed a significant software services engagement during fiscal 2004, which has resulted in a dampening in growth during fiscal 2005. This has been offset by incremental services revenue provided from the acquisitions of HelioGraph in the quarter ended December 31, 2003, and APS in the quarter ended June 30, 2004.

Cost of Processing, Servicing and Support (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$72,688	39.1%	$60,798	40.6%
Six months ended	$148,050	40.7%	$120,086	41.2%

     In Electronic Commerce, our electronic payment rate has improved from 78% as of December 31, 2003, to 83% as of December 31, 2004. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. The acquisition of APS brought with it a significant number of exclusively electronic payment transactions, accounting for about three points of the five percentage point increase we experienced in our electronic payment rate, year-over-year. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investments on additional efficiency and quality improvements through Six-Sigma based improvements in our customer care processes and information technology infrastructure in order to drive improvement in our cost per transaction. These drivers of expense efficiency were offset somewhat by two factors over the past year. First, the gross margin of our walk-in bill payment business is less than the remainder of our electronic billing and payment business. Additionally, in the quarter ended September 30, 2004, we incurred a charge of approximately $2.6 million to provide for an anticipated loss in a software services engagement with a large customer.

Research and Development (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$19,329	10.4%	$16,102	10.7%
Six months ended	$39,552	10.9%	$31,005	10.7%

     Including capitalized development costs of $0.6 million for the quarter ended December 31, 2004, and $0.7 million for the quarter ended December 31, 2003, gross expenditures for research and development were $19.9 million, or 10.7% of total revenue, for the quarter ended December 31, 2004, and were $16.8 million, or 11.2% of total revenue, for the quarter ended December 31, 2003. Including capitalized development costs of $1.0 million for the six-month period ended December 31, 2004, and $1.6 million for the six-month period ended December 31, 2003, gross expenditures for research and development were $40.6 million, or 11.2% of total revenue, for the six-month period ended December 31, 2004, and $32.6 million, or 11.2% of total revenue, for the six-month period ended December 31, 2003. Our acquisitions of APS and HelioGraph have added a moderate level of research and development spending. We continue to invest heavily in product enhancement and productivity improvement initiatives, particularly in our Investment Services and Electronic Commerce businesses. We incurred a slight delay in a major development effort in Investment Services as we transitioned detailed requirements knowledge to a new development during the quarter ended December 31, 2004, causing the slight variation in development costs as a percentage of revenue, however we expect research and development costs to increase as a percentage of revenue due to this project in the coming quarters.

Sales and Marketing (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$16,282	8.8%	$13,206	8.8%
Six months ended	$30,508	8.4%	$25,531	8.8%

     Sales and marketing costs, as a percentage of total revenue, have remained fairly consistent on a quarter-over-quarter and year-over-year basis. The slight drop in the six-month period ended December 31, 2004, is the result of the predominance of revenue growth occurring within our Electronic Commerce business, which has less associated variable sales costs as compared to our other businesses. Our acquisition of APS and HelioGraph have provided incremental sales and marketing personnel and program costs both on quarter-over-quarter and year-over-year bases.

General and Administrative (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$13,430	7.2%	$11,672	7.8%
Six months ended	$28,465	7.8%	$23,195	8.0%

     Incremental general and administrative costs, on an absolute dollar basis, have resulted primarily from facilities and other non-redundant expenses related to our acquisitions of APS and HelioGraph. Additionally, we are experiencing increasing quarterly Sarbanes-Oxley Section 404 compliance costs as we prepare for our first internal controls certification as of June 30, 2005. Finally, in the quarter ended September 30, 2004, we incurred approximately $2.0 million of bad debt expense resulting from a formula-based accounts receivable reserve that was mostly recovered in the quarter ended December 31, 2004. The recovery is the primary reason for the drop in general and administrative costs as a percentage of total revenue in the quarter ended December 31, 2004. We continue to expect our general and administrative costs to run between 7% and 8% of revenue and are managing these costs accordingly.

Depreciation and Amortization (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$43,643	23.5%	$42,384	28.3%
Six months ended	$87,660	24.1%	$92,997	31.9%

     Depreciation and amortization expense has increased by $1.3 million quarter-over-quarter primarily due to the amortization of intangible assets associated with the acquisitions of APS and HelioGraph, more than offsetting the drop in amortization associated with intangible assets that fully amortized since December 31, 2003. On a year-over-year basis, the drop in amortization associated with fully amortized intangible assets has more than offset the increase in amortization associated with intangible assets recorded as a result of the acquisitions of APS and HelioGraph. Depreciation expense associated with tangible assets remained essentially flat on quarter-over-quarter and year-over-year bases.

In-Process Research & Development (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$—	—	$324	0.2%
Six months ended	$—	—	$324	0.1%

     We recorded immaterial research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003.

Equity in Net Loss of Joint Venture (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$(700)	(0.4)%	$—	—
Six months ended	$(1,347)	(0.4)%	$—	—

     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We account for the joint venture on the equity basis of accounting and the equity in the net loss of the joint venture represents our portion of the loss incurred by the joint venture during the indicated periods. The joint venture is still in its formative stage and therefore we do not expect it to become profitable in the foreseeable future.

Net Interest (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended:
Interest income	$1,810		$1,718
Interest expense	(320)		(2,461)
Call premium expense	—		(4,813)
Unamortized note issuance cost	—		(2,408)

Net interest	$1,490	0.8%	$(7,964)	(5.3)%

Six months ended:
Interest income	$3,717		$3,311
Interest expense	(531)		(5,678)
Call premium expense	—		(4,813)
Unamortized note issuance cost	—		(2,408)

Net interest	$3,186	0.9%	$(9,588)	(3.2)%

     On a quarter-over-quarter basis, despite a modest decrease in average cash and invested assets, interest income increased by approximately $0.1 million due to an increase in investment yield since last year. We carried $172.5 million of 6.5% convertible notes throughout much of the quarter ended December 31, 2003. We redeemed the notes in full on December 12, 2003. Interest expense decreased significantly from $2.5 million in the quarter ended December 31, 2003, to $0.3 million in the quarter ended December 31, 2004, due primarily to the reduced interest expense upon redemption of the notes. Additionally, as a result of the redemption, we incurred a charge of $4.8 million for a 2.79% call premium for early redemption of the notes, and an additional $2.4 million charge to write off the remaining unamortized note issuance costs.

     On a year-over-year basis, again despite a decrease in average cash and invested assets, interest income increased by approximately $0.4 million due primarily to an increase in investment yield since last year. Additionally, during the quarter ended September 30, 2004, we received nearly $0.5 million of interest associated with a sales tax rebate program from assets purchased in 2001, providing interest unrelated to invested assets. As a result of the aforementioned redemption of $172.5 million of 6.5% convertible notes on December 12, 2003, our year-over-year interest expense declined from $5.7 million for the six months ended December 31, 2003, to $0.5 million for the six months ended December 31, 2004. The call premium expense of $4.8 million and the $2.4 million charge for unamortized note issuance costs resulted from the early redemption of the notes.

Income Tax Expense (Benefit) (000’s)	December 31,
	2004		2003
	$	Effective Rate	$	Effective Rate
Three months ended	$8,131	38.4%	$(618)	24.6%
Six months ended	$11,943	38.3%	$(2,961)	25.7%

     Under normal circumstances we would expect a blended statutory effective tax rate of about 39%. For the three-month and the six-month periods ended December 31, 2004, our effective tax rate was slightly lower due to research and experimentation tax credits recorded in the fiscal year. For the three-month and six-month periods ended December 31, 2003, our effective tax benefit was offset by federal alternative minimum taxes and the temporary suspension of state-level net operating loss carryover credits.

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization related to various business and asset acquisitions and significant one-time charges. The following table sets forth revenue and operating income by segment, for the periods noted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in thousands)
Revenues:
Electronic Commerce	$142,108	$112,488	$280,315	$219,043
Investment Services	23,972	21,465	46,815	41,758
Software	19,676	15,983	36,459	30,399

Total revenues	$185,756	$149,936	$363,589	$291,200

Segment operating income (loss):
Electronic Commerce	$50,879	$38,961	$97,830	$72,883
Investment Services	5,624	4,608	8,184	9,526
Software	6,669	3,565	7,302	5,793
Corporate	(9,577)	(9,261)	(17,536)	(17,223)
Purchase accounting amortization:
Electronic Commerce	(32,559)	(31,049)	(65,122)	(70,570)
Investment Services	(151)	(231)	(302)	(463)
Software	(501)	(819)	(1,002)	(1,560)
Write off of in-process research and development costs — Software	—	(324)	—	(324)

Total income (loss) from operations	$20,384	$5,450	$29,354	$(1,938)

Electronic Commerce Segment Information:

Electronic Commerce Revenues (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$142,108	$112,488	$29,620	26.3%
Six months ended	$280,315	$219,043	$61,272	28.0%

     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our walk-in bill payment business, an increase in e-Bills distributed, and an increase in revenue from interest-sensitive products, such as ABT, somewhat offset by contractual volume-based price discounts.

     We offer two basic levels of electronic billing and payment services to our customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-Bill, online proof of payment, various levels of customer care, and other aspects of our service. Also, while a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, including our newly acquired walk-in bill payment business. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT. A third category of revenue we simply refer to as “Other Electronic Commerce” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services and fees associated with the issuance of stored value cards.

     The following table provides a historical trend of revenues, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce business over the last six quarters.

	Three Months Ended
	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
	(In millions)
Full Service
Revenues	$102.4	$99.1	$96.2	$94.0	$91.8	$85.5
Active Subscribers	6.9	6.4	5.9	5.5	5.0	4.6
Transactions processed	142.9	133.5	123.9	115.5	106.1	94.3
Payment Services
Revenues	$31.3	$30.5	$14.0	$12.8	$12.0	$11.9
Transactions processed	76.5	72.3	41.3	36.7	33.1	32.4
Other Electronic Commerce
Revenues	$8.4	$8.6	$8.3	$8.4	$8.7	$9.2
Totals
Electronic Commerce revenues	$142.1	$138.2	$118.4	$115.2	$112.5	$106.6
Transactions processed	219.4	205.8	165.2	152.2	139.2	126.7

     The primary driver behind the increase in Full Service revenue from $91.8 million for the quarter ended December 31, 2003, to $102.4 million for the quarter ended December 31, 2004, was 35% growth in Full Service transactions processed from 106.1 million for the quarter ended December 31, 2003, to 142.9 million for the quarter ended December 31, 2004. The impact of transaction growth was offset by general volume-based pricing tier discounts and particularly by a December 2003 revision to our contract with our largest customer, Bank of America, where subscriber pricing was replaced with transaction-based pricing including volume discounts commensurate with this customer’s volume. Since the quarter ended December 31, 2003, Full Service revenue per transaction has declined from $0.87 to $0.72 as of December 31, 2004.

     Payment Services revenue has increased substantially, from $12.0 million for the quarter ended December 31, 2003, to $31.3 million for the quarter ended December 31, 2004. In addition to continued growth in transactions processed from our existing customer base, the primary driver of the increase in revenue has been our acquisition of APS on June 22, 2004. This walk-in bill payment business contributed significant transaction volume at a revenue per transaction rate substantially higher than our core Payment Services business. The addition of APS can be seen clearly in the increase in both revenue and transactions processed beginning in the quarter ended September 30, 2004, in the historical trends above.

     The decline in Other Electronic Commerce revenue from the three- and six-month periods ended December 31, 2003, to the three- and six-month periods ended December 31, 2004, was due to the loss of a large Health and Fitness customer since last year, combined with lower consulting service revenue in the division.

Electronic Commerce Operating Income (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$50,879	$38,961	$11,918	30.6%
Six months ended	$97,830	$72,883	$24,947	34.2%

     Our ratio of electronic payments to total payments improved from 78% as of December 31, 2003, to 83% as of December 31, 2004. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. Due to continued improvement in quality and efficiency and the leverage we have experienced in our existing fixed cost base, we have realized a significant reduction in cost per transaction over the past year, which resulted in an increase in operating income. Despite our new walk-in bill payments operation providing a relatively low operating margin, the overall operating margin in our Electronic Commerce business has increased from 35% for the quarter ended December 31, 2003, to 36% for the quarter ended December 31, 2004, and from 33% for the six-months ended December 31, 2003, to 35% for the six-months ended December 31, 2004.

Investment Services Segment Information:

Investment Services Revenues (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$23,972	$21,465	$2,507	11.7%
Six months ended	$46,815	$41,758	$5,057	12.1%

     Quarter-over-quarter and year-over-year revenue growth in Investment Services was driven primarily by an increase in portfolios managed from almost 1.4 million as of December 31, 2003, to more than 1.7 million as of December 31, 2004. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a mix shift toward lower priced services, both of which we expect to result in lower revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. We have experienced renewed growth in portfolios, and as a result, we are cautiously optimistic about continued near-term portfolio growth.

Investment Services Operating Income (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$5,624	$4,608	$1,016	22.0%
Six months ended	$8,184	$9,526	$(1,342)	(14.1)%

     The quarter-over-quarter growth in operating income is due primarily to the aforementioned growth in revenue, in addition to a formula-based accounts receivable reserve that reversed in the quarter ended December 31, 2004, which lowered expenses for the quarter. We began work on an enhanced version of our operating system in the Investment Services division, but experienced a brief delay in research and development spending in the quarter ended December 31, 2004, as we transitioned detailed requirements knowledge to a new development partner that will be programming the new system. Our operating margin improved from 21% for the quarter ended December 31, 2003, to 23% for the quarter ended December 31, 2004, as a result of these factors, but we expect our margin to be about 20% for at least the next 18 to 24 months as we complete work on the project.

     The year-over-year decline in operating income is due primarily to additional spending on the enhanced operating system project, and to a lesser extent, efforts to improve operational quality standards through Six Sigma quality programs. Our operating margin has declined from 23% for the six-month period ended December 31, 2003, to 17% for the six-month period ended December 31, 2004, due primarily to project spending. As mentioned above, we expect our going forward margin to average approximately 20% until completion of the enhanced version of the operating system.

Software Segment Information:

Software Revenues (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$19,676	$15,983	$3,693	23.1%
Six months ended	$36,459	$30,399	$6,060	19.9%

     In addition to incremental maintenance and services revenue provided from our acquisition of HelioGraph in the quarter ended December 31, 2003, we have experienced strong license revenue growth both on a quarter-over-quarter and year-over-year basis. We believe this to be the result of improved execution within our Software division. It is too early to determine whether the growth experienced in the first half of fiscal 2005 is sustainable in the near-term.

Software Operating Income (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$6,669	$3,565	$3,104	87.1%
Six months ended	$7,302	$5,793	$1,509	26.0%

     The increase in quarter-over-quarter operating income is due to growth in high margin license revenue. The increase in year-over-year operating income is dampened somewhat by a $2.6 million charge in the quarter ended September 30, 2004, where we provided for a loss on a services contract for a large customer.

Corporate Segment Information:

Corporate Operating Loss (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$(9,577)	$(9,261)	$(316)	(3.4)%
Six months ended	$(17,536)	$(17,223)	$(313)	(1.8)%

     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We have been able to leverage our infrastructure costs by limiting additional corporate costs primarily to increased regulatory compliance costs.

Purchase Accounting Amortization:

Purchase Accounting Amortization Expense (000’s)	December 31,		Change
	2004	2003	$	%
Three months ended	$33,211	$32,099	$1,112	3.5%
Six months ended	$66,426	$72,593	$(6,167)	(8.5)%

     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. On a quarter-over-quarter basis, the increase in purchase accounting amortization is due to the recording of intangible assets associated with our acquisitions of APS and HelioGraph. The decrease in year-over-year purchase accounting amortization is the result of older intangible assets that became fully amortized since the quarter ended December 31, 2003.

In-Process Research & Development (000’s)	December 31,
	2004		2003
	$	% Revenue	$	% Revenue
Three months ended	$—	—	$324	0.2%
Six months ended	$—	—	$324	0.1%

     We recorded immaterial research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003.

Inflation

     We believe the effects of inflation have not had a significant impact on our results of operations.

Liquidity and Capital Resources

     The following chart summarizes our Consolidated Statement of Cash Flows for the three months ended September 30, 2004 and the three- and six-month periods ended December 31, 2004:

			Six Months
	Three Months Ended		Ended
	September 30,	December 31,	December 31,
	2004	2004	2004
	(in thousands)
Net cash provided by operating activities	$31,674	$65,861	$97,535
Net cash used in investing activities	(31,277)	(8,743)	(40,020)
Net cash provided by financing activities	786	3,449	4,235
Effect of exchange rate changes	488	569	1,057

Net increase in cash and cash equivalents	$1,671	$61,136	$62,807

     As of December 31, 2004, we had $284.3 million of cash, cash equivalents and short-term investments on hand, and an additional $75.0 million in long-term investments. Our balance sheet reflects a current ratio of 2.7 and working capital of $329.4 million. Due to revenue growth and processing efficiency improvement, we have experienced a significant increase in net cash provided by operating activities over the past several years. We fully utilized our federal net operating loss carryover credits late in the quarter ended September 30, 2004, and as a result, we are now a full federal taxpayer. Despite having to pay full federal income taxes, we generated $65.9 million of net cash provided by operating activities during the three months ended December 31, 2004, and we expect to generate over $200 million of net cash provided by operating activities in the fiscal year ending June 30, 2005. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for the year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock through August 2005. As of December 31, 2004, no such purchases have taken place. To the extent we require additional cash, we have access to an untapped $185 million revolving credit facility. We have no immediate plans to borrow against the credit facility.

     From an investing perspective, we used $40.0 million of cash during the six-month period ended December 31, 2004. Of this amount, we used $20.0 million in the net purchases of investments, $14.1 million in capital expenditures, $3.1 million in the working capital adjustments associated with acquisitions, $1.9 million for an investment in our United Kingdom-based joint venture, OneVu, and $1.0 million in the capitalization of software development costs. We expect to spend no more than $40 million on purchases of property and equipment in fiscal 2005.

     From a financing perspective, we generated $4.2 million of cash for the six-month period ended December 31, 2004. Proceeds of $3.8 million from exercised employee stock options and $2.3 million from our associate stock purchase plan were offset by $1.9 million of payments for capital leases and other long-term obligations.

     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate more than $160 million of free cash flow for the fiscal year ending June 30, 2005. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” below for a discussion of this measure.

     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of December 31, 2004, and do not anticipate any change in the foreseeable future.

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

     Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which was filed with the Securities and Exchange Commission on September 3, 2004, and in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which was filed with the Securities and Exchange Commission on November 9, 2004.

     Our free cash flow for the three- and six-month periods ended December 31, 2004 and December 31, 2003, is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net cash provided by operating activities	$65,861	$41,374	$97,535	$68,376
Excluding: Net change in settlement accounts	(63)	—	1,428	—
Less: Capital expenditures	(9,238)	(3,653)	(14,117)	(9,079)

Free cash flow	$56,560	$37,721	$84,876	$59,297

     Net cash provided by (used in) investing activities for the three-month periods ending December 31, 2003, and December 31, 2004, was $48.8 million and $(8.7) million, respectively. Net cash provided by (used in) financing activities was $(171.1) million for the three months ended December 31, 2003, and was $3.4 million for the three months ended December 31, 2004. Net cash used in investing activities for the six-month periods ending December 31, 2003, and December 31, 2004, was $40.0 million and $0.4 million, respectively. Net cash provided by (used in) financing activities was $(170.7) million for the six months ended December 31, 2003, and was $4.2 million for the six months ended December 31, 2004.

     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similar titled measures reported by other companies.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued a revision to Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, ”Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123 (R) does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”

     Based on the guidance of SFAS 123 (R), we will be required to initially measure the cost of employee services received in exchange for an award of liability instruments (i.e., awards settled in cash rather than equity) based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. For equity settled awards, we will be required to estimate the grant-date fair value of employee share options and similar instruments expected to ultimately be issued to employees using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Based on the grant date fair value calculated, we will be required to amortize the cost of such award over the requisite service period.

     Excess tax benefits, as defined by SFAS 123 (R), will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

     The effective date of SFAS 123 (R) is as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt this Statement in the first quarter of our 2006 fiscal year (quarter ended September 30, 2005). We are still currently evaluating the impact that the adoption of SFAS 123 (R) will have on our financial statements.

     In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. We do not believe that the adoption of this statement will have a significant impact on our financial statements.

     FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires that a public company separately report the financial and descriptive information about its reportable operating segments. Paragraph 17 of SFAS 131 sets forth the aggregation criteria used to determine whether an operating segment that does not otherwise meet the quantitative thresholds to be a reportable segment may be aggregated in accordance with paragraph 19 of SFAS 131. EITF Issue 04-10 “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”), addresses the criteria for aggregating operating segments.

     We currently report our financial and operating results according to our four primary business segments (Electronic Commerce, Investment Services, Software, and Corporate). The financial and operating results for at least one of those primary business segments are comprised of one or more smaller business units that have been aggregated. Based upon our analysis of our current operations, we believe that such aggregations meet the criteria for aggregation under EITF 04-10 and paragraph 17 of SFAS 131. We will continue to monitor any changes in the nature and operations of each of our business segments and modify our method of aggregation as appropriate in order to remain in compliance with EITF 04-10 and SFAS 131.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business – Business Risks” included in our Annual Report on Form 10-K for the year ended June 30, 2004, and other factors detailed from time to time in our other filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

     Our international sales contributed less than four percent of our revenue for the six months ended December 31, 2004. We market, sell and license our products throughout the world. As a result, our future revenue could be affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.

     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of December 31, 2004, we have entered into interest rate swap transactions totaling $125 million.

     The swaps are designated as cash flow hedges, and they are recorded on our balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate-sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $1.9 million. Such decline in the fair value of the swap would decrease the cash flows of the underlying hedged interest rate sensitive revenue by 100 basis points.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

     The 2004 Annual Meeting of Stockholders of the Company was held on Wednesday, October 27, 2004, for the following purpose:

(1)	To elect three Class III Directors each to serve for a three-year term expiring at the 2007 Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

     Proposal 1: The Board of Directors’ proposal to elect the following three nominees as Class III Directors of the Company, to serve until the 2007 Annual Meeting of Stockholders or until his successor is elected and qualified was approved, with the following vote:

	Number of Shares Voted
Director Nominees	For	Withhold Authority	Total
Peter J. Kight	81,181,999	2,635,959	83,817,958
Lewis C. Levin	50,415,212	33,402,746	83,817,958
Jeffrey M. Wilkins	81,027,248	2,790,710	83,817,958

     The following are our directors whose terms of office continued after the Annual Meeting: William P. Boardman (term expires in 2005), James D. Dixon (term expires in 2005), Mark A. Johnson (term expires in 2006) and Eugene F. Quinn (term expires in 2006).

Item 6.  Exhibits

Exhibit	Exhibit
Number	Description
10(a)*	CheckFree Services Corporation 401(k) Plan.

10(b)*	Prototype Defined Contribution Plan and Trust, sponsored by SunTrust Bank – Basic Plan Document #02, June 2002 (prototype plan for CheckFree Services Corporation 401(k) Plan).

10(c)*	First Amendment to Revolving Credit Agreement, made and entered into as of December 7, 2004, by and among CheckFree Corporation, CheckFree Services Corporation, and CheckFree Investment Corporation, the several banks and other financial institutions from time to time party thereto (the “Lenders”), and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank, and as swingline lender.

10(d)*	Form of Restricted Stock Award Agreement for Non-Employee Directors.

10(e)*	Form of Performance Accelerated Restricted Stock Award Agreement.

10(f)*	Form of Restricted Stock Award Agreement.

10(g)*	Form of Nonstatutory Stock Option Agreement under the 2002 Stock Incentive Plan.

10(h)*	Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan.

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: February 8, 2005	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice President and Chief Financial Officer* (Principal Financial Officer)

Date: February 8, 2005	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10(a)*	CheckFree Services Corporation 401(k) Plan.

10(b)*	Prototype Defined Contribution Plan and Trust, sponsored by SunTrust Bank – Basic Plan Document #02, June 2002 (prototype plan for CheckFree Services Corporation 401(k) Plan).

10(c)*	First Amendment to Revolving Credit Agreement, made and entered into as of December 7, 2004, by and among CheckFree Corporation, CheckFree Services Corporation, and CheckFree Investment Corporation, the several banks and other financial institutions from time to time party thereto (the “Lenders”), and SunTrust Bank, in its capacity as administrative agent for the Lenders, as issuing bank, and as swingline lender.
10(d)*	Form of Restricted Stock Award Agreement for Non-Employee Directors.

10(e)*	Form of Performance Accelerated Restricted Stock Award Agreement.

10(f)*	Form of Restricted Stock Award Agreement.

10(g)*	Form of Nonstatutory Stock Option Agreement under the 2002 Stock Incentive Plan.

10(h)*	Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan.

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.