Form 10-Q
period 2005-03-31
CHECKFREE CORP \GA\
filed 2005-05-09
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,050,750 shares of Common Stock, $.01 par value, were outstanding at May 4, 2005.

FORM 10-Q

CHECKFREE CORPORATION

Part I. Financial Information

Item 1. Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

	March 31,	June 30,
	2005	2004
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,547	$134,832
Settlement assets	81,978	82,520
Investments	236,068	73,197
Accounts receivable, net	111,961	85,217
Accounts receivable, related parties	5,770	26,632
Prepaid expenses and other assets	24,724	14,727
Deferred income taxes	10,171	49,129

Total current assets	582,219	466,254
PROPERTY AND EQUIPMENT, NET	88,264	91,912
OTHER ASSETS:
Capitalized software, net	8,128	11,512
Goodwill	615,292	612,971
Strategic agreements, net	178,433	271,390
Other intangible assets, net	16,174	21,670
Investments	67,371	68,344
Other noncurrent assets	4,622	4,396
Deferred income taxes	23,342	—
Investment in joint venture	185	483

Total other assets	913,547	990,766

Total assets	$1,584,030	$1,548,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,211	$12,234
Settlement obligations	82,139	82,611
Accrued liabilities	64,142	67,211
Current portion of long-term obligations	2,564	4,192
Deferred revenue	39,300	36,193

Total current liabilities	198,356	202,441
ACCRUED RENT AND OTHER	5,674	4,313
DEFERRED INCOME TAXES	—	17,492
CAPITAL LEASE AND LONG-TERM OBLIGATIONS — LESS CURRENT PORTION	25,300	25,504
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 91,031,220 and 90,164,926 shares, respectively	910	902
Additional paid-in-capital	2,499,277	2,471,062
Unearned compensation	(6,658)	—
Accumulated other comprehensive loss	(1,631)	(728)
Accumulated deficit	(1,137,198)	(1,172,054)

Total stockholders’ equity	1,354,700	1,299,182

Total liabilities and stockholders’ equity	$1,584,030	$1,548,932

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(In thousands, except per share data)
REVENUES:
Processing and servicing:
Third parties	$160,601	$123,576	$468,631	$360,468
Related parties	9,000	11,250	24,000	30,250

Total processing and servicing	169,601	134,826	492,631	390,718
License fees	5,458	7,628	18,987	17,306
Maintenance fees	7,967	7,044	22,778	21,157
Other	8,194	5,740	20,413	17,257

Total revenues	191,220	155,238	554,809	446,438

EXPENSES:
Cost of processing, servicing and support	72,745	60,732	220,795	180,818
Research and development	20,769	17,199	60,321	48,204
Sales and marketing	16,838	13,126	47,346	38,657
General and administrative	15,469	12,413	43,934	35,608
Depreciation and amortization	43,593	42,381	131,253	135,378
In-process research and development	—	—	—	324

Total expenses	169,414	145,851	503,649	438,989

INCOME FROM OPERATIONS	21,806	9,387	51,160	7,449
OTHER:
EQUITY IN NET LOSS OF JOINT VENTURE	(823)	—	(2,170)	—
INTEREST INCOME (EXPENSE), NET	2,143	1,098	5,329	(8,490)
GAIN ON INVESTMENTS	592	—	592	—

INCOME (LOSS) BEFORE INCOME TAXES	23,718	10,485	54,911	(1,041)
INCOME TAX EXPENSE (BENEFIT)	8,112	2,789	20,055	(172)

NET INCOME (LOSS)	$15,606	$7,696	$34,856	$(869)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) per common share	$0.17	$0.09	$0.38	$(0.01)

Equivalent number of shares	90,864	89,924	90,614	89,669

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) per common share	$0.17	$0.08	$0.38	$(0.01)

Equivalent number of shares	93,052	92,053	92,374	89,669

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$34,856	$(869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss of joint venture	2,170	—
Depreciation and amortization	131,253	135,378
Deferred income tax provision (benefit)	2,337	(11,767)
Equity-based compensation	5,404	—
Gain on investments	(592)	—
Write off of convertible notes issuance costs	—	2,407
Write off of in-process research and development	—	324
Net loss on disposition of property and equipment	—	9
Change in certain assets and liabilities:
Settlement assets and obligations	70	—
Accounts receivable	(6,327)	(7,027)
Prepaid expenses and other	(12,194)	1,213
Accounts payable	(1,824)	(591)
Accrued liabilities and other	839	(681)
Deferred revenue	3,107	(1,196)

Net cash provided by operating activities	159,099	117,200
INVESTING ACTIVITIES:
Purchase of property and software	(24,331)	(16,893)
Capitalization of software development costs	(1,437)	(2,269)
Purchase of business, net of cash acquired	(3,054)	(16,173)
Purchase of investments — Held-to-maturity	—	(511)
Proceeds from maturities of investments — Held-to-maturity	—	32,279
Purchase of investments — Available-for-sale	(290,577)	(135,602)
Proceeds from investments — Available-for-sale	128,505	142,829
Purchase of other investments	(100)	(74)
Proceeds from other investments	26	—
Investment in joint venture	(1,872)	—

Net cash provided by (used in) investing activities	(192,840)	3,586
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(2,457)	(3,179)
Redemption of convertible notes	—	(172,500)
Proceeds from stock options exercised	8,646	5,584
Proceeds from employee stock purchase plan	3,408	2,630

Net cash provided by (used in) financing activities	9,597	(167,465)
Effect of exchange rate changes on cash and cash equivalents	859	172

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,285)	(46,507)
CASH AND CASH EQUIVALENTS:
Beginning of period	134,832	209,358

End of period	$111,547	$162,851

See Notes to Interim Unaudited Condensed Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

Notes to Interim Unaudited Condensed Consolidated Financial Statements
for the Three and Nine Months Ended March 31, 2005 and 2004

1. Basis of Presentation and Summary of Significant Accounting Policies

          Unaudited Interim Financial Information

          Our unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three and nine months ended March 31, 2005 and 2004, are not necessarily indicative of our projected results for the full year.

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

          Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$15,606	$7,696	$34,856	$(869)
Stock-based compensation included in net income (loss)	913	346	2,793	1,381
Stock-based compensation under SFAS 123	(2,067)	(3,124)	(7,234)	(13,200)

Pro forma net income (loss)	$14,452	$4,918	$30,415	$(12,688)

Pro forma net income (loss) per share:
Basic	$0.16	$0.05	$0.34	$(0.14)

Diluted	$0.16	$0.05	$0.33	$(0.14)

          Recent Accounting Pronouncements

          In December 2004, the FASB issued a revision to SFAS 123. FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. Under our Associate Stock Purchase Plan as currently defined, the shares purchased by our employees on June 30 and December 31 of each year would be required to be recorded at fair value within our financial statements under the guidance of SFAS 123 (R) as our Plan currently offers a look-back feature as well as a discount in excess of 5%.

          On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance date of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, beginning after June 15, 2005. For us, the amended effective date did not delay our adoption date. As a result, we will adopt this Statement in the first quarter of our 2006 fiscal year (quarter ending September 30, 2005) using the modified prospective method and are currently evaluating the impact that the adoption of SFAS 123 (R) will have on our financial statements.

          Reclassifications

          Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal year 2005 presentation.

2. Investments

          Our investments consist of the following (in thousands):

	March 31,	June 30,
	2005	2004
Available-for-sale	$404,590	$243,526
Other investments	796	725
Less: amounts classified as cash equivalents	101,947	102,710

Total investments	$303,439	$141,541

          We base the fair value of available-for-sale securities on quoted market values. In the three and nine months ended March 31, 2005, we sold available-for-sale investments in the amount of approximately $1,600,000,000 and $3,000,000,000, respectively. In the three and nine months ended March 31, 2004, we sold available-for-sale investments in the amount of $432,900,000 and $2,100,000,000, respectively. We recognized gross gains of $0 and $3,000 as well as gross losses of $0 and $5,000 on these sales during the three months ended March 31, 2005 and 2004, respectively. We recognized gross gains of $4,000 and $246,000 as well as gross losses of $40,000 and $479,000 on these sales during the nine months ended March 31, 2005, and 2004, respectively.

          In the quarter ended March 31, 2005, we recorded a $592,000 gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.

          Starting with the current period, we are classifying all auction rate preferred and debt instruments as available-for-sale securities. Previously, such securities were classified as cash equivalents if the auction reset periods were three months or less. We did not have any auction rate securities as of June 30, 2004.

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

          As of March 31, 2005, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2003 to March 31, 2005, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2003	$503,738	$8,106	$11,387	$523,231
Goodwill acquired	74,957	14,783	—	89,740

Balance as of June 30, 2004	578,695	22,889	11,387	612,971
Purchase price adjustments	2,544	(223)	—	2,321

Balance as of March 31, 2005	$581,239	$22,666	$11,387	$615,292

          The components of our various amortized intangible assets are as follows (in thousands):

	March 31,	June 30,
	2005	2004
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	32,956	31,519

Total	200,414	198,977
Less: accumulated amortization	192,286	187,465

Capitalized software, net	$8,128	$11,512

Strategic agreements:
Strategic agreements (1)	$744,424	$744,424
Less: accumulated amortization	565,991	473,034

Strategic agreements, net	$178,433	$271,390

Other intangible assets:
Tradenames	$50,728	$50,728
Customer base	46,068	46,068
Current technology	2,230	2,230
Money transfer license	1,700	1,700
Covenants not to compete	2,860	2,860

Total	103,586	103,586
Less: accumulated amortization	87,412	81,916

Other intangible assets, net	$16,174	$21,670

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.

          Amortization of intangible assets totaled $34,213,000 and $33,431,000 for the three months ended March 31, 2005 and 2004, respectively. Amortization of intangible assets totaled $103,274,000 and $108,768,000 for the nine months ended March 31, 2005 and 2004, respectively.

4. Common Stock

          In the nine months ended March 31, 2005, we issued stock for various employee benefit programs. We issued 108,484 shares of common stock to fund our 401(k) match, the cost of which we accrued during the year ended June 30, 2004, and 165,098 shares of common stock in conjunction with our Associate Stock Purchase Plan, which were funded through employee payroll deductions. We also issued 341,837 shares of restricted stock related to a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Stock Incentive Plan and recorded unearned compensation of $8,721,000 within stockholders’ equity during the nine-month period ended March 31, 2005. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. We recorded an expense of approximately $2,063,000 for the nine months ended March 31, 2005 related to the LTIC program.

          In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share that were then outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Stock Incentive Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units that we issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003, representing the cash consideration portion of the Tender Offer. We issued 51,143 shares in the nine-month period ended March 31, 2005. Approximately 154,000 shares of restricted stock units are scheduled to vest under the 2002 Stock Incentive Plan over the next year and six months. We recorded an expense of approximately $1,533,000 for the nine-month period ended March 31, 2005 related to the vesting of restricted stock units and recorded an expense of $1,143,000 for the three months ended September 30, 2003, for cash payments incurred and the vesting of restricted stock units under the Tender Offer.

5. Earnings (Loss) Per Share

          The following table reconciles the differences in our income (loss) and shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2005			March 31, 2004
			Per-			Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Income	(Numerator)	(Denominator)	Income
Basic EPS	$15,606	90,864	$0.17	$7,696	89,924	$0.09

Effect of dilutive securities:
Options and warrants	—	2,188		—	2,129

Diluted EPS	$15,606	93,052	$0.17	$7,696	92,053	$0.08

	For the Nine Months Ended
	March 31, 2005			March 31, 2004
			Per-			Per-
	Income	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Income	(Numerator)	(Denominator)	Loss
Basic EPS	$34,856	90,614	$0.38	$(869)	89,669	$(0.01)

Effect of dilutive securities:
Options and warrants	—	1,760		—	—

Diluted EPS	$34,856	92,374	$0.38	$(869)	89,669	$(0.01)

          Anti-dilution provisions of SFAS 128, “Earnings Per Share,” require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had we recognized net income for the nine-month period ended March 31, 2004, we would have included an additional 5,354,000 of in-the-money options and warrants in the diluted earnings per share calculation. Using the treasury stock purchase method prescribed by SFAS 128, this would have increased diluted shares outstanding by 1,933,000 for the nine months ended March 31, 2004.

          The weighted average diluted common shares outstanding for the three and nine months ended March 31, 2005 excludes the effect of approximately 2,054,000 and 2,637,000 out-of-the-money options and warrants as their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three and nine months ended March 31, 2004, excludes the effect of approximately 2,961,000 and 3,255,000 out-of-the-money options and warrants, and the effect of 2,357,000 shares for the assumed conversion of the convertible subordinated notes, as their effect would be anti-dilutive. In addition, for the three and nine months ended March 31, 2004, the after-tax effect of interest expense on the convertible subordinated notes has not been added back to the numerator, as its effect would also be anti-dilutive.

6. Reorganization Charges

          We expect our previously announced reorganizations to be completed by October 2005. A summary of activity related to our reorganization reserve is as follows (in thousands):

Office Closure
and Business
Exit Costs
Balance as of June 30, 2003	$1,537
Cash payments, year ended June 30, 2004	(805)

Balance as of June 30, 2004	732
Cash payments, nine months ended March 31, 2005	(417)

Balance as of March 31, 2005	$315

7. Supplemental Disclosure of Cash Flow Information (in thousands)

	Nine Months Ended
	March 31,
	2005	2004
Interest paid	$544	$5,986

Call premium paid for redemption of convertible notes	$—	$4,813

Income taxes paid	$24,245	$8,322

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$625	$954

Stock funding of 401(k) match	$29	$3,144

Stock funding of Associate Stock Purchase Plan	$3,997	$3,208

8. Related Parties

          On September 1, 2000, we acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17 million shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock and Microsoft continued to own those shares as of March 31, 2005. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to our board for such time as they own at least 6,425,438 shares of common stock. Therefore, Microsoft is considered a related party.

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

          Pursuant to the terms of the TransPoint acquisition, First Data was entitled to nominate one director to our board for such time as they own at least 4,925,438 shares of common stock. Although First Data owned less than 4,925,438 shares of common stock as of March 31, 2005, First Data owned in excess of 4,925,438 shares of common stock at the time of the director’s most recent re-election to the board. On July 27, 2004, the director resigned from our board of directors. Since First Data did not maintain the required level of share ownership, they no longer have the right to appoint a member of our board of directors. Although First Data remains a customer of ours, First Data was not considered to be a related party beginning with our quarter ended September 30, 2004.

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

9. Comprehensive Income (Loss)

          We record available-for-sale securities at fair value and we record changes in fair value as unrealized gains or losses and we accumulate these items in other comprehensive income (loss). As a result, we are required to report the components of our comprehensive income (loss), which are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)	$15,606	$7,696	$34,856	$(869)
Other comprehensive income (loss):
Foreign currency translation adjustments	(177)	108	283	108
Unrealized gains (losses) on available-for-sale investments, net of tax	(1,095)	135	(1,186)	(235)

Comprehensive income (loss)	$14,334	$7,939	$33,953	$(996)

10. Business Segments

          We operate in three business segments - Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition related intangible asset amortization and significant one-time charges. There are no inter-segment sales.

          The following sets forth certain financial information attributable to our business segments for the three and nine months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Electronic Commerce	$147,581	$115,181	$427,896	$334,224
Investment Services	24,043	21,546	70,858	63,304
Software	19,596	18,511	56,055	48,910

Total	$191,220	$155,238	$554,809	$446,438

Segment operating income (loss):
Electronic Commerce	$54,034	$41,001	$151,864	$113,884
Investment Services	4,837	4,485	13,021	14,011
Software	6,067	4,554	13,369	10,347
Corporate	(10,001)	(8,584)	(27,537)	(25,807)

Total	54,937	41,456	150,717	112,435
Purchase accounting amortization	(33,131)	(32,069)	(99,557)	(104,662)
Write off of in-process research and development costs	—	—	—	(324)
Gain on investments	592	—	592	—
Equity in net loss of joint venture	(823)	—	(2,170)	—
Interest, net	2,143	1,098	5,329	(8,490)

Total income (loss) before income taxes	$23,718	$10,485	$54,911	$(1,041)

11. Subsequent Events

          On April 30, 2005, we completed the acquisition of Accurate Software Limited, a United Kingdom-based provider of reconciliation, exception management, workflow and business intelligence solutions for approximately $56 million in cash. Accurate Software Limited will become a part of our Software Division to further solidify our leadership in financial software and services, expand our global presence and client base, and drive continued product innovation in operational risk management solutions for banks, securities firms and corporations. The effect of this acquisition will not be material to us.

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

          Through our Electronic Commerce division, we enable consumers to receive and pay bills electronically. For the year ended June 30, 2004, we processed approximately 583 million payment transactions and delivered approximately 82 million e-Bills. For the quarter ended March 31, 2005, we processed more than 234 million payment transactions and delivered almost 37 million e-Bills. The number of transactions we process each year continues to grow. Transaction growth exceeded 34% for the year ended June 30, 2004, and was 7% for the quarter ended March 31, 2005, compared to the quarter ended December 31, 2004. On June 22, 2004, we acquired American Payment Systems, Inc. (“APS”), a leading provider of walk-in bill payment services to consumers. As part of our Electronic Commerce division, these services enable us to reach an additional group of consumers we had not previously serviced and to provide an additional service to our biller clients. The Electronic Commerce division accounted for approximately 77% of our revenue in the quarter ended March 31, 2005.

          Electronic Commerce division products enable consumers to:

•	receive e-Bills through the Internet;

•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and

•	make payments not related to bills – to anyone.

          Through our Investment Services division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors, deliver portfolio management, performance measurement and reporting services to their clients, primarily for processing separately managed accounts (“SMA” or “SMAs”). Our client base includes investment advisors, brokerage firms, banks and insurance companies. Our fee-based money manager clients are typically sponsors or managers of “wrap,” or SMAs, money management products, or institutional money managers, managing investments of institutions and high net worth individuals. As of March 31, 2005, our clients used the CheckFree APLSM portfolio accounting system to manage approximately 1.8 million portfolios, representing more than $1 trillion in assets. Our Investment Services division accounted for approximately 13% of our revenue in the quarter ended March 31, 2005.

          Our portfolio management products and services provide the following functions:

•	proposal generation;

•	account open and trading capabilities;

•	performance measurement and reporting;

•	tax lot accounting;

•	multiple strategy portfolios;

•	straight through processing; and

•	Depository Trust Corporation interfacing.

          Through our Software division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Our Software division is comprised of two units, North American Operations and International Operations, together providing three sets of software products. ACH software and services are used to process more than two-thirds of the United States’ ten billion annual Automated Clearing House (“ACH”) payments. CheckFree Financial and Compliance Solutions (“CFACS”) software and services enable organizations to handle their reconciliation and compliance requirements and to provide a financial transactions management solution with straight through processing. Our i-Solutions software and services enable end-to-end e-billing and e-statement creation, delivery and payment. Our Software division accounted for approximately 10% of our revenue in the quarter ended March 31, 2005.

Executive Summary

          For the quarter ended March 31, 2005, we earned net income of $15.6 million compared to net income of $7.7 million for the same period last year, and we generated $49.9 million of free cash flow, an increase of $8.9 million, or 22%, over the same period last year. For the nine-month period ended March 31, 2005, we earned $34.9 million of net income compared to a net loss of $0.9 million for the same period last year and we generated $134.7 million of free cash flow, an increase of $34.4 million, or 34%, over the same period last year. See “Use of Non-GAAP Financial Information” for our definition and discussion of free cash flow. We became a cash basis tax payer in the current fiscal year. Our efforts to improve quality and efficiency throughout our operations have resulted in increasingly positive operating results, allowing us to continue to invest toward the future growth of our businesses. Because of better than expected results through the first half of fiscal 2005, we launched previously unplanned initiatives of between $4.0 million and $6.0 million for the second half of fiscal 2005, across all of our business segments that are geared toward future growth. We incurred about one third of these expenses in the quarter ended March 31, 2005.

          Beyond additional walk-in bill payment transaction volume and related revenue resulting from our acquisition of APS on June 22, 2004, we continued to experience solid revenue growth in our Electronic Commerce business. Transaction volume, including walk-in bill payments, exceeded 234 million, and transaction growth exceeded 54% in the quarter ended March 31, 2005, as compared to the same period last year. Additionally, we delivered almost 37 million e-Bills in the quarter ended March 31, 2005, an increase of 64% over the same period last year. We believe that the added availability of e-Bills make electronic payment offerings increasingly more compelling to consumers. Continued efforts to improve quality and efficiency in our operations, combined with an improving electronic versus paper payment rate and our ability to leverage a significant fixed cost base, have resulted in a steadily reducing cost per transaction, and have allowed us to provide customer focused volume-based pricing discounts in our Electronic Commerce business.

          Our Investment Services division achieved revenue growth of 12% in the quarter ended March 31, 2005, as compared to the same period last year. Portfolio growth, which is dependent primarily on the growth of the United States stock market, has started to resume. We are cautiously optimistic about continued near-term portfolio growth. We continue to invest heavily in our Investment Services operating process platform to position ourselves to take full advantage of the emerging SMA market. We expect our near-term operating margin to lag historical levels over the next 15 to 21 months, until this development effort is complete.

          Our Software division achieved revenue growth of 6% in the quarter ended March 31, 2005, as compared to the same period last year. Our March 31, 2005 quarter followed a strong December 31, 2004 quarter, and as a result, revenue growth was 15% for the nine-month period ended March 31, 2005, as compared to the same period last year. Growth in relatively high margin license revenue has resulted in improved operating margins. However, we remain uncertain as to whether this represents the beginning of a growth trend in software sales.

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

          The following table sets forth as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Total Revenues:	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of processing, servicing and support	38.0	39.1	39.8	40.5
Research and development	10.9	11.1	10.9	10.8
Sales and marketing	8.8	8.5	8.5	8.7
General and administrative	8.1	8.0	7.9	8.0
Depreciation and amortization	22.8	27.2	23.7	30.3
In-process research and development	—	—	—	—

Total expenses	88.6	93.9	90.8	98.3

Income from operations	11.4	6.1	9.2	1.7

Equity in net loss of joint venture	(0.4)	—	(0.4)	—
Interest, net	1.1	0.7	1.0	(1.9)
Gain on investments	0.3	—	0.1	—

Income (loss) before income taxes	12.4	6.8	9.9	(0.2)

Income tax expense	4.2	1.8	3.6	—

Net income (loss)	8.2%	5.0%	6.3%	(0.2)%

Results of Operations

          The following table sets forth total company revenue for the three- and nine-month periods ended March 31, 2005, and 2004, respectively.

Total Revenues (000's)	March 31,		Change
	2005	2004	$	%
Three months ended	$191,220	$155,238	$35,982	23.2%

Nine months ended	$554,809	$446,438	$108,371	24.3%

          Quarter-over-quarter revenue growth was driven by 28% growth in our Electronic Commerce business, 12% growth in our Investment Services business and 6% growth in our Software business. Year-over-year revenue growth was driven by 28% growth in our Electronic Commerce business, 12% growth in our Investment Services business and 15% growth in our Software business.

          Our walk-in bill payment business provided more than 10% of the quarter-over-quarter and year-over-year revenue growth in our Electronic Commerce business. Overall growth in Electronic Commerce, including walk-in bill payment, continues to be driven primarily by growth in transactions processed, from approximately 152 million for the quarter ended March 31, 2004, to more than 234 million for the quarter ended March 31, 2005, and from approximately 418 million for the nine-month period ended March 31, 2004, to more than 660 million for the nine-month period ended March 31, 2005. Additionally, we delivered almost 37 million e-Bills in the quarter ended March 31, 2005, an increase of 64% compared to the nearly 23 million e-Bills delivered in the quarter ended March 31, 2004, and we delivered more than 101 million e-Bills in the nine-month period ended March 31, 2005, representing 80% growth over the 56 million e-Bills delivered in the same period last year. Lastly, with interest rates increasing since this time last year, we are experiencing growth in our interest-sensitive products such as Account Balance Transfer (“ABT”). This combined growth in our Electronic Commerce division was offset somewhat by our pricing practices. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of transaction growth, our average revenue per transaction has, therefore, declined over time with respect to our transaction-based revenue.

          Growth in Investment Services revenue was driven primarily by an increase in the number of portfolios managed, from about 1.5 million as of March 31, 2004, to approximately 1.8 million as of March 31, 2005. In some cases, we are adding new portfolios to our APL system at a lower price point, driven by the increased volume coming from lower priced broker dealers, and by conscious price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that more favorable market conditions have resulted in resumed growth in portfolios managed. We are cautiously optimistic about resulting growth opportunities.

          In our Software business, we achieved modest revenue growth of 6% for the three months ended March 31, 2005, compared to the same period last year. Our third quarter results follow a very strong December 2004 quarter. As a result, growth in revenue for the nine-month period ended March 31, 2005, was nearly 15% compared to the same period last year. In addition to new business resulting from our acquisition of HelioGraph, Ltd. (“HelioGraph”) in the quarter ended December 31, 2003, we achieved solid growth in our more mature ACH and reconciliation products. We believe this to be the result of improved execution within our Software division, combined with signs of recovery in the U.S. economy.

     The following tables set forth comparative amounts, by type, for the three- and nine-month periods ended March 31, 2005 and 2004, respectively.

Processing and Servicing (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$169,601	$134,826	$34,775	25.8%

Nine months ended	$492,631	$390,718	$101,913	26.1%

     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed positively, our quarter-over-quarter and year-over-year increases in processing and servicing revenue resulted primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. This growth in transactions was positively influenced by our new walk-in bill payment business. Our traditional electronic bill payment business continued to grow as well, with sequential transaction growth of 7% remaining within our historical growth range of 6% to 10%. We delivered almost 37 million e-Bills in the quarter ended March 31, 2005, representing an increase of 64% from the nearly 23 million e-Bills delivered in the quarter ended March 31, 2004, and we delivered more than 101 million e-Bills in the nine months ended March 31, 2005, representing growth of 80% over the nearly 56 million e-Bills delivered in the same period last year. Additionally, with rising interest rates over the past year, we have experienced growth in revenue from our interest-sensitive products such as ABT. Overall quarter-over-quarter and year-over-year growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses.

License Fees (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$5,458	$7,628	$(2,170)	(28.4)%

Nine months ended	$18,987	$17,306	$1,681	9.7%

     We derive license fee revenue from our Software division. Software license sales trends tend to be inconsistent from quarter to quarter. License revenue declined by almost $2.2 million from the three months ended March 31, 2004 to the three months ended March 31, 2005, due to the timing of stronger than expected sales in the quarter ended December 31, 2004. On a year-to-date basis, license revenue has grown by almost 10% from the nine month period ended March 31, 2004, to the nine-month period ended March 31, 2005. Growth in license revenue is impacted significantly by the addition of HelioGraph to our software portfolio in the December 2003 quarter. Despite moderate license revenue growth in fiscal 2005, we remain uncertain as to whether this represents the beginning of a general trend in continued software sales growth.

Maintenance Fees (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$7,967	$7,044	$923	13.1%

Nine months ended	$22,778	$21,157	$1,621	7.7%

     Maintenance revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Our maintenance base has increased as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all our software product lines. Additionally, year-over-year maintenance growth has been positively impacted by the acquisition of HelioGraph in the quarter ended December 31, 2003.

Other Revenues (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$8,194	$5,740	$2,454	42.8%

Nine months ended	$20,413	$17,257	$3,156	18.3%

     Other revenue consists mostly of consulting and implementation fees across all three of our businesses, and with the acquisition of APS we have added revenue associated with stored value cards to this category. Growth in other revenue, both on quarter-over-quarter and year-over-year bases, has been positively impacted by the acquisition of HelioGraph in the quarter ended December 31, 2003, and the acquisition of APS in the quarter ended June 30, 2004. License sales in our more traditional reconciliation and ACH businesses have generated growth in implementation services in fiscal 2005.

Cost of Processing, Servicing and Support (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$72,745	38.0%	$60,732	39.1%

Nine months ended	$220,795	39.8%	$180,818	40.5%

     Cost of processing, servicing and support, as a percentage of revenue, has improved by about one percent, both quarter-over-quarter and year-over-year. In Electronic Commerce, our electronic payment rate has improved from 78% as of March 31, 2004, to 83% as of March 31, 2005. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in costly customer care claims. The acquisition of APS brought with it a significant number of exclusively electronic payment transactions, accounting for about three points of the five percentage point increase we experienced in our electronic payment rate, year-over-year. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investments on additional efficiency and quality improvements through Six-Sigma based improvements in our customer care processes and information technology infrastructure in order to drive improvement in our cost per transaction. These drivers of expense efficiency were offset somewhat by two factors over the past year. First, the gross margin of our walk-in bill payment business is less than the remainder of our electronic billing and payment business. Second, in the quarter ended September 30, 2004, we incurred a charge of approximately $2.6 million to provide for an anticipated loss in a services engagement with a large customer in our Software business. The charge was reduced by about $1.0 million in the quarter ended March 31, 2005, as we needed less time than originally expected to complete the work. The net charge was about $1.6 million during the nine month period ending March 31, 2005.

     On an absolute dollar basis, growth in cost of processing, servicing and support, both quarter-over-quarter and year-over-year, was driven by growth in transactions processed and e-Bills delivered in our Electronic Commerce business, increased portfolios managed in our Investment Services business and the previously mentioned contract loss in our Software business.

Research and Development (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$20,769	10.9%	$17,199	11.1%

Nine months ended	$60,321	10.9%	$48,204	10.8%

     Including capitalized development costs of $0.4 million for the quarter ended March 31, 2005, and $0.6 million for the quarter ended March 31, 2004, gross expenditures for research and development were $21.2 million, or 11.1% of total revenue, for the quarter ended March 31, 2005, and were $17.8 million, or 11.5% of total revenue, for the quarter ended March 31, 2004. Including capitalized development costs of $1.4 million for the nine-month period ended March 31, 2005, and $2.3 million for the nine-month period ended March 31, 2004, gross expenditures for research and development were $61.7 million, or 11.1% of total revenue, for the nine-month period ended March 31, 2005, and $50.5 million, or 11.3% of total revenue, for the nine-month period ended March 31, 2004.

Our acquisitions of APS and HelioGraph have added a moderate level of research and development spending and we have had a particular emphasis on research and development in our Investment Services business as we are in the process of a rewrite of our processing system. We continue to invest heavily in product enhancement and productivity improvement initiatives across all of our businesses as evidenced by the relatively consistent levels of research and development costs as a percent of revenue both quarter-over-quarter and year-over-year.

Sales and Marketing (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$16,838	8.8%	$13,126	8.5%

Nine months ended	$47,346	8.5%	$38,657	8.7%

     Sales and marketing costs, as a percentage of total revenue, have remained fairly consistent both quarter-over-quarter and year-over-year. The acquisitions of APS and HelioGraph during fiscal 2004 have provided added sales and marketing costs, driving the majority of the increases on an absolute dollar basis. Additionally, we are providing additional resources in support of all of our business segments.

General and Administrative (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$15,469	8.1%	$12,413	8.0%

Nine months ended	$43,934	7.9%	$35,608	8.0%

     Incremental general and administrative costs, on an absolute dollar basis, have resulted primarily from facilities and other non-redundant expenses related to our acquisitions of APS and HelioGraph. Additionally, we are experiencing increasing quarterly Sarbanes-Oxley Section 404 compliance costs as we prepare for our first internal controls certification as of June 30, 2005. We continue to expect our general and administrative costs to run at about 8% of revenue and are managing these costs accordingly.

Depreciation and Amortization (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$43,593	22.8%	$42,381	27.2%

Nine months ended	$131,253	23.7%	$135,378	30.3%

     Depreciation and amortization expense has increased by $1.2 million quarter-over-quarter primarily due to the amortization of intangible assets associated with the acquisitions of APS and HelioGraph, more than offsetting the drop in amortization associated with intangible assets that fully amortized since March 31, 2004. On a year-over-year basis, the drop in amortization associated with fully amortized intangible assets has more than offset the increase in amortization associated with intangible assets recorded as a result of the acquisitions of APS and HelioGraph. Depreciation expense associated with tangible assets remained essentially flat on quarter-over-quarter and year-over-year bases.

In-Process Research & Development (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$—	—	$—	—

Nine months ended	$—	—	$324	—

     We recorded immaterial research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003.

Equity in Net Loss of Joint Venture (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$(823)	(0.4)%	$—	—

Nine months ended	$(2,170)	(0.4)%	$—	—

     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We account for the joint venture on the equity basis of accounting and the equity in the net loss of the joint venture represents our portion of the loss incurred by the joint venture during the indicated periods. The joint venture is still in its formative stage and, therefore, we do not expect it to become profitable in the foreseeable future.

Interest Income (Expense), Net (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended:
Interest income	$2,427		$1,243
Interest expense	(284)		(145)

Interest income, net	$2,143	1.1%	$1,098	0.7%

Nine months ended:
Interest income	$6,144		$4,554
Interest expense	(815)		(5,824)
Call premium expense	—		(4,813)
Unamortized note issuance cost	—		(2,407)

Interest income (expense), net	$5,329	1.0%	$(8,490)	(1.9)%

     On a quarter-over-quarter basis, strong free cash flow growth has resulted in a significant increase in average cash and invested assets. Combined with rising interest rates, our yield on investments has resulted in an increase in interest income from $1.2 million in the quarter ended March 31, 2004, to $2.4 million in the quarter ended March 31, 2005. Interest income in the quarter ended March 31, 2005, included approximately $0.3 million related to a sales tax rebate program from assets purchased in prior years, providing interest unrelated to invested assets. On a quarter-over-quarter basis, interest expense has increased by approximately $0.1 million due to an increase in leased assets over the past year.

     On a year-over-year basis, free cash flow growth was offset by the purchase of APS for $112.3 million in cash in the June 2004 quarter, resulting in a moderate decrease in average cash and invested assets. The impact of the decrease in average invested assets was offset by the positive impact of rising interest rates, resulting in greater investment yield. The net result of these two factors was an increase in interest income from $4.6 million for the nine months ended March 31, 2004, to $6.1 million for the nine months ended March 31, 2005.

Additionally, through the nine months ended March 31, 2005, we received approximately $0.8 million of interest associated with a sales tax rebate program from assets purchased in prior years, providing interest unrelated to invested assets. Interest expense decreased significantly, from $5.8 million for the nine months ended March 31, 2004, to $0.8 million for the nine months ended March 31, 2005, due primarily to the reduced interest expense upon redemption of our $172.5 million 6.5% convertible notes on December 12, 2003. Additionally, as a result of the redemption, we incurred a charge of $4.8 million for a 2.79% call premium for early redemption of the notes, and an additional $2.4 million charge to write off the remaining unamortized note issuance cost.

Gain on Investments (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$592	0.3%	$—	—

Nine months ended	$592	0.1%	$—	—

     In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.

Income Tax Expense (Benefit) (000’s)	March 31,
	2005		2004
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$8,112	34.2%	$2,789	26.6%

Nine months ended	$20,055	36.5%	$(172)	16.5%

     Our federal statutory tax rate is 35%, and our overall blended statutory tax rate (federal, state and foreign combined) approaches 39% without the benefit of tax planning strategies. For the nine-month period ended March 31, 2005, our effective tax rate was lower due to research and experimentation tax credits, tax free municipal interest income and foreign tax credits recorded in the fiscal year. The effective rate for the three months ended March 31, 2005 was even lower, as we recorded a cumulative catch up adjustment in the quarter to achieve the correct effective rate on a year to date basis to reflect tax planning strategies we implemented earlier in the fiscal year. For the three- and nine-month periods ended March 31, 2004, our effective tax benefit was offset by federal alternative minimum taxes and the temporary suspension of state-level net operating loss carryover credits.

Segment Information

     We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition related intangible asset amortization related to various business and asset acquisitions and significant one-time charges. The following table sets forth revenue and operating income by segment, for the periods noted:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(in thousands)
Revenues:
Electronic Commerce	$147,581	$115,181	$427,896	$334,224
Investment Services	24,043	21,546	70,858	63,304
Software	19,596	18,511	56,055	48,910

Total revenues	$191,220	$155,238	$554,809	$446,438

Segment operating income (loss):
Electronic Commerce	$54,034	$41,001	$151,864	$113,884
Investment Services	4,837	4,485	13,021	14,011
Software	6,067	4,554	13,369	10,347
Corporate	(10,001)	(8,584)	(27,537)	(25,807)

Purchase accounting amortization:
Electronic Commerce	(32,559)	(31,007)	(97,681)	(101,577)
Investment Services	(151)	(205)	(453)	(668)
Software	(421)	(857)	(1,423)	(2,417)
Write off of in-process research and development costs — Software	—	—	—	(324)

Total income from operations	$21,806	$9,387	$51,160	$7,449

Electronic Commerce Segment Information:

Electronic Commerce Revenues (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$147,581	$115,181	$32,400	28.1%

Nine months ended	$427,896	$334,224	$93,672	28.0%

     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our walk-in bill payment business, an increase in e-Bills distributed, and an increase in revenue from interest-sensitive products, such as ABT, somewhat offset by volume-based price discounts.

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

     The following table provides a historical trend of revenues, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce business over the periods presented:

	Three Months Ended
	3/31/05	12/31/04	9/30/04	3/31/04	12/31/03	9/30/03
	(In millions)
Full Service
Revenues	$106.4	$102.4	$99.1	$94.0	$91.8	$85.5
Active Subscribers	7.4	6.9	6.4	5.5	5.0	4.6
Transactions processed	153.6	142.9	133.5	115.5	106.1	94.3

Payment Services
Revenues	$32.4	$31.3	$30.5	$12.8	$12.0	$11.9
Transactions processed	80.8	76.5	72.3	36.7	33.1	32.4

Other Electronic Commerce
Revenues	$8.8	$8.4	$8.6	$8.4	$8.7	$9.2

Totals
Electronic Commerce revenues	$147.6	$142.1	$138.2	$115.2	$112.5	$106.6
Transactions processed	234.4	219.4	205.8	152.2	139.2	126.7

     The primary driver behind the increase in Full Service revenue from $94.0 million for the quarter ended March 31, 2004, to $106.4 million for the quarter ended March 31, 2005, was 33% growth in Full Service transactions processed from 115.5 million for the quarter ended March 31, 2004, to 153.6 million for the quarter ended March 31, 2005. The impact of transaction growth was offset by general volume-based pricing tier discounts and particularly by a December 2003 revision to our contract with our largest customer, Bank of America, where subscriber pricing was replaced with transaction-based pricing including volume discounts commensurate with this customer’s volume. Since the quarter ended March 31, 2004, Full Service revenue per transaction has declined from $0.81 to $0.69 as of March 31, 2005.

     Payment Services revenue has increased substantially, from $12.8 million for the quarter ended March 31, 2004, to $32.4 million for the quarter ended March 31, 2005. In addition to continued growth in transactions processed from our existing customer base, the primary driver of the increase in revenue has been our acquisition of APS on June 22, 2004. This walk-in bill payment business contributed significant transaction volume at a revenue per transaction rate substantially higher than our core Payment Services business. The addition of APS can be seen clearly in the increase in both revenue and transactions processed beginning in the quarter ended September 30, 2004, in the historical trends above.

Electronic Commerce Operating Income (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$54,034	$41,001	$13,033	31.8%

Nine months ended	$151,864	$113,884	$37,980	33.3%

     Our ratio of electronic payments to total payments improved from 78% as of March 31, 2004, to 83% as of March 31, 2005. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. Due to continued improvement in quality and efficiency and the leverage we have experienced in our existing fixed cost base, we have realized a significant reduction in cost per transaction over the past year, which resulted in an increase in operating income. Despite our new walk-in bill payments operation providing a relatively low operating margin, the overall operating margin in our Electronic Commerce business has increased from 36% for the quarter ended March 31, 2004, to 37% for the quarter ended March 31, 2005, and from 34% for the nine months ended March 31, 2004, to 35% for the nine months ended March 31, 2005.

Investment Services Segment Information:

Investment Services Revenues (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$24,043	$21,546	$2,497	11.6%

Nine months ended	$70,858	$63,304	$7,554	11.9%

     Quarter-over-quarter and year-over-year revenue growth in Investment Services was driven primarily by an increase in portfolios managed from about 1.5 million as of March 31, 2004, to approximately 1.8 million as of March 31, 2005. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a mix shift toward lower priced services, both of which we expect to result in lower revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. We have experienced renewed growth in portfolios, and as a result, we are cautiously optimistic about continued near-term portfolio growth.

Investment Services Operating Income (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$4,837	$4,485	$352	7.8%

Nine months ended	$13,021	$14,011	$(990)	(7.1)%

     Our operating margin remained fairly consistent, from 21% for the quarter ended March 31, 2004, to 20% for the quarter ended March 31, 2005. We are investing heavily in an enhanced version of our operating system in our Investment Services business, which has caused our margins to lag historical levels.

     Our operating margin has declined from 22% for the nine-month period ended March 31, 2004, to approximately 18% for the nine-month period ended March 31, 2005, due primarily to additional spending on the enhanced operating system project, and an investment in resources designed to improve future operational quality standards through Six Sigma quality programs. We expect our future margin to average approximately 20% until completion of the enhanced version of the operating system expected in the next 15 to 21 months.

Software Segment Information:

Software Revenues (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$19,596	$18,511	$1,085	5.9%

Nine months ended	$56,055	$48,910	$7,145	14.6%

     In addition to incremental maintenance and services revenue provided from our acquisition of HelioGraph in the quarter ended December 31, 2003, we have experienced moderate license revenue growth on a year-over-year basis. We believe this to be the result of improved execution within our Software division. It is too early to determine whether the growth experienced in the first nine months of fiscal 2005 is sustainable in the near-term.

Software Operating Income (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$6,067	$4,554	$1,513	33.2%

Nine months ended	$13,369	$10,347	$3,022	29.2%

     The increase in quarter-over-quarter operating income is due to revenue growth and a reduction of a loss contract reserve of approximately $1.0 million in the quarter ended March 31, 2005. The increase in year-over-year operating income is dampened somewhat by a net charge of about $1.6 million due to a loss on a services contract for a large customer.

Corporate Segment Information:

Corporate Operating Loss (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$(10,001)	$(8,584)	$(1,417)	(16.5)%

Nine months ended	$(27,537)	$(25,807)	$(1,730)	(6.7)%

     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We have been able to leverage our infrastructure costs by limiting additional corporate costs primarily to increased regulatory compliance costs.

Purchase Accounting Amortization:

Purchase Accounting Amortization Expense (000’s)	March 31,		Change
	2005	2004	$	%
Three months ended	$33,131	$32,069	$1,062	3.3%

Nine months ended	$99,557	$104,662	$(5,105)	(4.9)%

     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. On a quarter-over-quarter basis, the increase in purchase accounting amortization is due to the recording of intangible assets associated with our acquisitions of APS and HelioGraph. The decrease in year-over-year purchase accounting amortization is the result of older intangible assets that have fully amortized since the quarter ended March 31, 2004.

In-Process Research & Development (000’s)	March 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$—	—	$—	—

Nine months ended	$—	—	$324	—

     We recorded immaterial research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003.

Inflation

     We believe the effects of inflation have not had a significant impact on our results of operations.

Liquidity and Capital Resources

     The following chart summarizes our Consolidated Statement of Cash Flows for the three- and nine-month periods ended March 31, 2005:

	Three	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2005	2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$61,564	$159,099
Investing activities	(152,820)	(192,840)
Financing activities	5,362	9,597
Effect of exchange rates on cash and cash equivalents	(198)	859

Net decrease in cash and cash equivalents	$(86,092)	$(23,285)

     As of March 31, 2005, we had $347.6 million of cash, cash equivalents and short-term investments on hand, and an additional $67.4 million in long-term investments. Our balance sheet reflects a current ratio of 2.9 and working capital of $383.9 million. Due to revenue growth and processing efficiency improvement, we have experienced a significant increase in net cash provided by operating activities over the past several years. We fully utilized our federal net operating loss carryover credits late in the quarter ended September 30, 2004, and as a result, we are now a full federal taxpayer. Despite having to pay full federal income taxes, we generated $61.6 million of net cash provided by operating activities during the three months ended March 31, 2005, and we expect to generate about $220 million of net cash provided by operating activities in the fiscal year ending June 30, 2005. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for the remainder of the year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. Our board of directors has approved up to $40 million for the purpose of repurchasing shares of our common stock through August 2005. As of March 31, 2005, no such purchases have taken place. To the extent we require additional cash, we have access to an untapped $185 million revolving credit facility. We have no immediate plans to borrow against the credit facility.

     From an investing perspective, we used $192.8 million of cash during the nine-month period ended March 31, 2005. Of this amount, we used $162.1 million in the net purchases of investments, $24.3 million in capital expenditures, $3.1 million in the working capital adjustments associated with acquisitions, $1.9 million for an investment in our United Kingdom-based joint venture, OneVu, and $1.4 million in the capitalization of software development costs. We expect to spend between $35 million and $40 million on purchases of property and equipment in fiscal 2005.

     From a financing perspective, we generated $9.6 million of cash for the nine-month period ended March 31, 2005. Proceeds of $8.6 million from exercised employee stock options and $3.4 million from our Associate Stock Purchase Plan were offset by $2.4 million of payments for capital leases and other long-term obligations.

     While the timing of cash payments and collections will cause working capital fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate about $180 million of free cash flow for the fiscal year ending June 30, 2005. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” below for a discussion of this measure.

     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of March 31, 2005, and do not anticipate any change in the foreseeable future.

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

     Our free cash flow for the three- and nine-month periods ended March 31, 2005 and March 31, 2004, is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net cash provided by operating activities	$61,564	$48,824	$159,099	$117,200
Excluding: Net change in settlement accounts	(1,498)	—	(70)	—
Less: Capital expenditures	(10,214)	(7,814)	(24,331)	(16,893)

Free cash flow	$49,852	$41,010	$134,698	$100,307

     Net cash provided by (used in) investing activities for the three-month periods ending March 31, 2004, and March 31, 2005, was $4.0 million and $(152.8) million, respectively. Net cash provided by financing activities was $3.2 million for the three months ended March 31, 2004, and was $5.4 million for the three months ended March 31, 2005. Net cash provided by (used in) investing activities for the nine-month periods ending March 31, 2004, and March 31, 2005, was $3.6 million and $(192.8) million, respectively. Net cash provided by (used in) financing activities was $(167.5) million for the nine months ended March 31, 2004, and was $9.6 million for the nine months ended March 31, 2005.

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

     Under our Associate Stock Purchase Plan as currently defined, the shares purchased by our employees on June 30 and December 31 of each year would be required to be recorded at fair value within our financial statements under the guidance of SFAS 123 (R) as our Plan currently offers a look-back feature as well as a discount in excess of 5% on the fair market value at the date of the purchase.

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

     On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance date of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, beginning after June 15, 2005. For us, the amended effective date did not delay our adoption date. As a result, we will adopt this Statement in the first quarter of our 2006 fiscal year (quarter ending September 30, 2005) using the modified prospective method and are currently evaluating the impact that the adoption of SFAS 123 (R) will have on our financial statements.

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

Recent Developments

     Acquisition of Accurate Software. On April 30, 2005, we completed the acquisition of Accurate Software Limited, a United Kingdom-based provider of reconciliation, exception management, workflow and business intelligence solutions for approximately $56 million in cash. Accurate Software Limited will become a part of our Software Division to further solidify our leadership in financial software and services, expand our global presence and client base, and drive continued product innovation in operational risk management solutions for banks, securities firms and corporations.

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

     Our international sales contributed less than three percent of our revenue for the nine months ended March 31, 2005. We market, sell and license our products throughout the world. As a result, our future revenue could be affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.

     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of March 31, 2005, we have entered into interest rate swap transactions totaling $125 million.

     The swaps are designated as cash flow hedges, and they are recorded on our balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate-sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $1.5 million. Such decline in the fair value of the swap would offset the increase in the cash flows of the underlying hedged interest rate sensitive revenue of 100 basis points.

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

     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHECKFREE CORPORATION
Date: May 9, 2005	By:	/s/ David E. Mangum
David E. Mangum, Executive
Vice President and Chief Financial Officer* (Principal Financial Officer)

Date: May 9, 2005	By:	/s/ John J. Browne, Jr.
John J. Browne, Jr., Vice President,
Controller, and Chief Accounting Officer (Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.