Form 10-K
period 2005-06-30
CHECKFREE CORP \GA\
filed 2005-09-02
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2005
Commission file number: 0-26802
CheckFree Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-2360335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4411 East Jones Bridge Road
Norcross, Georgia 30092
(Address of principal executive offices, including zip code)
(678) 375-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value Preferred Stock Purchase Rights
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
      The aggregate market value of our common stock held by our non-affiliates was approximately $3,213,826,488 on December 31, 2004.
      There were 90,642,485 shares of our common stock outstanding on August 23, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
      Through our Electronic Commerce Division, we enable consumers to receive and pay bills. For the year ended June 30, 2005, we processed approximately 905 million transactions, and delivered approximately 140 million electronic bills (“e-bills”). For the quarter ended June 30, 2005, we processed approximately 245 million payment transactions and delivered more than 41 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2005, growth in the number of transactions processed exceeded 55%. The Electronic Commerce Division accounted for approximately 76% of our consolidated revenues.
      Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2005, our clients used the CheckFree APLsm portfolio accounting system (“CheckFree APL”) to manage 1.9 million portfolios, representing more than $1 trillion in assets. The Investment Services Division accounted for approximately 13% of our consolidated revenues.
      Our Software Division provides financial software, maintenance, support and professional services under five product lines — bank payments, operational risk management/reconciliation, financial messaging/corporate actions, compliance and electronic billing — to large financial service providers and other companies across a range of industries. The Software Division accounted for approximately 11% of our consolidated revenues. On April 30, 2005, we acquired Accurate Software Limited (“Accurate”), a U.K.-based provider of reconciliation, exception management, workflow and business intelligence solutions. As part of the Software Division, Accurate enables us to further solidify our leadership in financial software and services, expand our global presence and client base, and drive continued product innovation in operational risk management solutions for banks, securities firms and corporations.
Electronic Commerce Division
      Introduction. The Electronic Commerce Division enables consumers to receive and pay bills electronically. Its products enable consumers to:

•	receive e-bills through the Internet;

•	pay any bill — whether it arrives over the Internet or through traditional mail — to anyone; and

•	make payments not related to bills — to anyone.
      Consumers using our services access CheckFree’s system primarily through Consumer Service Providers (“CSPs”). CSPs are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites, and personal financial management software providers, that use our products to enable consumers to receive and/or pay bills electronically. We have relationships with hundreds of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using our products, are Bank of America, Charles Schwab & Co., Navy Federal Credit Union, msn.com, PNC Bank, SunTrust Banks, Wachovia Bank, Washington Mutual, Inc. and U.S. Bank. This list of our CSPs is not exhaustive and does not fully represent our customer base. Consumers can also access our system through CheckFree hosted biller direct sites or through www.mycheckfree.com.
      Industry Background. In 2004, 16.7 billion consumer bills were sent and 14.4% of those were delivered online, according to TowerGroup. On average, the cost to a biller of submitting a paper bill, including printing, postage and billing inserts, is $1.10 per bill according to a Gartner Group study. In contrast, electronic bills reduce that cost by over half. Today, approximately 55% of major billers present electronic bills in one fashion or another, and an additional 30% of major billers have firm plans to do so, according to the same Gartner study.
      According to Tower Group and the Federal Reserve, an estimated 35 billion paper checks were written in the United States in 2004, down from about 41.9 billion in 2000. The use of checks for bill payment imposes significant costs on financial services organizations, businesses and their customers. These costs include the writing, mailing, recording and manual processing of checks. The majority of today’s consumer bill payments are completed using traditional paper-based methods. According to Tower Group, of an estimated 20.7 billion consumer bill payments that occurred in 2004, 68.2% were paid by paper check, 20.4% were paid by electronic means and the remainder were paid by other means (cash, payroll deduction, money order, etc.). By comparison, in 2003, consumers used checks to pay 72.1% of bills, and paid electronically 16% of the time. Many financial services organizations and businesses have invested in the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet, the relatively high cost of producing, printing and mailing a paper bill and the cost to financial services organizations, businesses and customers of processing paper checks will continue the trend toward increased usage of electronic methods to execute financial transactions.
      Products and Services. We provide a variety of products that allow consumers to receive and pay bills. CSPs can offer our services to customers either through a hosted application, known as CheckFree Websm, or through various protocols that link online banking applications to our Genesis billing and payment engine. Through our CSPs, we support both Microsoft’s Money and Quicken® for electronic bill payment. In addition, we offer a small business-based version of CheckFree Web optimized for business users, CheckFree Web for Small Businesssm. All products feature the ability to “pay anyone, anytime, anywhere” and the ability to receive hundreds of different bills electronically. The most recent version of CheckFree Web was released in August 2004 and further advanced the capabilities available to consumers, including same day and next day payments, and substantial ease-of-use improvements.

•	Electronic Billing or e-Bill Services. As of June 30, 2005, consumers could view 312 different e-bills through CSP websites or directly at our website. The following billers are some of our largest electronic billing customers, as determined by the number of consumers viewing and paying their e-bills: Bank of America Credit Card, JC Penney Card Services, SBC Communications, Sam’s Club Credit, Macy’s, Home Depot Consumer Accounts, Lowe’s Consumer Credit Card, Sprint PCS, Verizon Corporation and Texaco. Actual e-bills delivered in the fourth quarter ended June 30, 2005, approached 41 million, which is an increase of 11% over the approximately 36.8 million e-bills distributed in the third quarter ended March 31, 2005, and an increase of more than 58% over the approximately 25.9 million e-bills delivered in the fourth quarter ended June 30, 2004. For the year, we delivered about 140 million e-bills.

•	Electronic Payment or the CheckFree PayAnyonesm Service. Our PayAnyone service allows consumers to literally pay anyone electronically. Once a consumer has accessed the system, he or she can either elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve’s Automated Clearing House (“ACH”), or in some instances other electronic methods such as Visa ePay, or by issuing a paper check or draft.

•	Automated Clearing House. The Federal Reserve’s ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. We access the ACH through an agreement with SunTrust Bank. Additional information on the ACH can be found at the Federal Reserve Commission’s website at www.federalreserve.gov.

•	Paper Checks or Drafts. When we are unable to move the funds electronically, we issue a paper check, drawn on our trust account, or a paper draft, drawn on the consumer’s bank account.

•	Payment Method Selection. Our Genesis system contains patented technology that determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We have been able to manage our risk of loss by using this technology to adjust the mix of electronic and paper transactions in individual cases such that, overall, we have not incurred losses in excess of 0.41% of our revenues in any of the past five years.

•	Walk-in Payment Services. Through our acquisition of American Payment Systems, Inc. (“APS”) in June 2004, we are able to offer walk-in payment services at more than 10,000 retail and agent locations throughout the United States. The acquisition combines the APS footprint with our current electronic billing and payment infrastructure to offer billing organizations a wider number of payment processing services from a single company.
      Usage Metrics. We report usage metrics in several ways. We report global numbers showing the total number of transactions. For the year ended June 30, 2005, we processed 905 million transactions, an increase of 55% over the previous year, and delivered about 140 million e-bills, which represented growth of 72% over e-bills delivered in the prior year. We also report usage based on the relationship we have with the CSP, either a “Full Service” relationship or a “Payment Services” relationship. A Full Service relationship is one with a CSP that outsources the complete electronic billing and payment process to us. A Payment Services relationship is one with a CSP that utilizes only a subset of our electronic billing and payment services or uses one of our other Electronic Commerce Division products. Using these metrics, for the year ended June 30, 2005, we processed approximately 592 million transactions related to Full Service consumers and approximately 313 million transactions in the Payment Services category. This compares to approximately 440 million Full Service transactions and approximately 143 million Payment Services transactions in the year ended June 30, 2004.
      The CheckFree Advantage. We have developed numerous systems and programs to enhance our billing and payment products.

•	Scalable Genesis Platform. The Genesis platform is an open infrastructure created to process e-bills and payments. Prior to the acquisition of APS, all transaction processing for all consumers using our services was performed on the Genesis platform, enabling us to improve our economies of scale.

•	Sigma Quality. In fiscal year 2000, we began an internal Sigma quality program, which ties employee performance evaluations and compensation to the achievement of process and system improvements which drive customer satisfaction. The program links key drivers of satisfaction to an internal set of metrics of system availability and payment accuracy and timeliness, to take our quality performance to 99.9%, or 4.6 Sigma. As a result of our Sigma quality program, in 2003, we voluntarily raised our service level agreements across our entire base of CSPs.

•	Electronic Payment Rate. Electronic payments are more efficient than paper payments, less expensive to process initially, result in fewer errors and result in fewer customer inquiries. As of June 30, 2005, we completed over 84% of our payments electronically. This compares to 79% as of June 30, 2004. In addition to sending a large majority of our payments electronically, we also have developed a process by which we include with the payment additional information the receiving merchant has given us about how its payment should be transmitted. We have established connectivity with thousands of merchants to provide this additional information.

•	Experienced Customer Care. We have approximately 800 trained, experienced customer care staff located in facilities in Phoenix, Arizona; Dublin, Ohio; Aurora, Illinois; and Wallingford, Connecticut. The level and types of customer care services we provide vary depending upon the customer’s or CSP’s requirements. We provide both first- and second-tier support. When we provide first-tier customer care, we handle all inbound customer calls, in some cases under the CSP’s name. When we provide second-tier customer support, we provide payment research and support, and the CSP handles its own inbound customer calls. To maintain our customer care standards, we employ extensive internal monitoring systems, conduct ongoing customer surveys and provide comprehensive training programs.

•	Real-Time Payment Processing for Walk-In Payments. We offer billers a “real-time” payment solution, meaning that billers can receive customer payment information as soon as payments are made at one of our retail agent locations, assuring that unnecessary service shut-offs of customers who pay their bills at the last minute are avoided. Real-time payments also have the advantage of minimizing calls to a biller’s call center by providing the biller’s customer with the confidence that the biller has already received his payment even before the customer leaves the agent location.

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

•	Continue to improve operational efficiency and effectiveness. We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Our Sigma quality program, high electronic rate, consolidation of platforms, the scalability of the Genesis system and high-quality customer care centers all help us achieve greater efficiencies.

•	Drive new forms of electronic commerce services. We intend to leverage our infrastructure and distribution channels to address the requirements of consumers and businesses in new electronic commerce applications. For example, through our purchase of APS, we now offer a more complete suite of payment services to meet the needs of consumers and billers. In addition, our core payment and processing network can manage person-to-person and small business payments.

      Technology, Research and Development. Our core technology capabilities were developed to handle settlement services, merchant database services and online inquiry services on a traditional mainframe system with direct communications to businesses. We have implemented a logical, nationwide “n-tier” internetworking infrastructure, which networks together any number of other networks, passing transaction data among them. For example, we internetwork together networks of billers, consumers, CSPs, retail agents and financial institutions to complete electronic billing and payment transactions. Consumers, businesses and financial services organizations access our electronic billing and payment transaction internetworking infrastructure through the Internet, dial-up telephone lines, privately leased lines or various types of communications networks. Our computing complex in Norcross, Georgia, houses a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Intel platforms or Unix servers. We have developed databases and information files that allow accurate editing and initiation of payments to billers. These databases have been constructed over the past 24 years as a result of our transaction processing experience.
      As part of our disaster recovery systems, we utilize IBM Business Recovery Services and EMC Corporation’s remote disk mirroring technology. Using this system, we are able to recover technical infrastructure, client communications, in-flight payments and first-tier customer care within 24 hours.
      We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce and financial application software markets. Additionally, we use independent third party software development contractors as needed.
      Sales, Marketing and Distribution. Our marketing and distribution strategy has been to create and maintain distribution alliances that maximize access to potential customers for our services. We do not, for the most part, market to, or have a direct relationship with, consumers or end-users of our products and services. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. These alliances include our relationship with CSPs, billers and value-added resellers such as Fiserv, FundsXpress, Digital Insight, PSCU Financial Services and S1 Corporation. This list of resellers is not exhaustive and does not fully represent our customer base.
      In order to foster a better understanding of the needs of our CSPs, billers and resellers, we employ a number of relationship managers assigned to each of these specific customers. We also employ marketing personnel to facilitate joint consumer acquisition programs with each of these customer groups, and to share industry knowledge and previously developed campaigns with their marketing departments. Our alliance partners market our services in numerous ways, including television, radio and print advertising, in some cases offering bill payment services for free.
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
      Western Union, a division of First Data Corporation (“FDC”), and MoneyGram compete with our walk-in payment services. Each has a national network of retail and agent locations. We also compete with smaller walk-in payment providers in different regions of the United States and with billers who have created in-house systems to handle walk-in payments.
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
      Investment Services’ primary product is CheckFree APL, a real-time portfolio management system used by 40 of the top 50 brokers in the United States and 36 of the top 40 money managers. As of June 30, 2005, our clients used CheckFree APL to manage 1.9 million portfolios representing more than $1 trillion in assets.
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
      Products and Services. Our portfolio management products and services provide the following functions:

•	proposal generation;

•	account opening and trading capabilities;

•	performance measurement and reporting;

•	decision support tools;

•	tax lot accounting;

•	multiple strategy portfolios;

•	straight through processing; and

•	Depository Trust Corporation interfacing.
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
      Technology. Our Investment Services Division utilizes IBM technology to run the portfolio management software on a Unix platform. Services are provided primarily as a service bureau offering with the data center residing in Chicago, Illinois and four concentration hub sites located in Jersey City, Newark, Boston and San Diego. In addition to the dedicated private network, clients use frame relay services from several companies to access services. We plan to introduce a new technology platform based on Microsoft .NET technology in late 2006 that will include enhanced functionality and further drive reductions in processing costs. We refer to this platform as CheckFree EPLtm (Enhanced Portfolio Lifecycle). We have contracted with Satyam Computer Services Ltd. as our development partner for CheckFree EPL.
      Sales, Marketing and Distribution. We market CheckFree APL through our direct sales force. We generate new customers through direct solicitation, user groups and advertisements. We also participate in trade shows and sponsor industry seminars for distribution alliances.
      Competition. Investment Services competes with potential customers building their own internal portfolio accounting systems. We also compete with providers of portfolio accounting software and services like Advent Software, DST, Vestmark, and Integrated Decision Systems, and service bureau providers like SunGard Portfolio Solutions and Financial Models Company, as well as smaller competitors partnering with large outsourcers in our space.
      Other Products and Services. In addition to our CheckFree APL portfolio management products, the Investment Services Division also offers proposal generation, investment performance, and reporting products and services. Marketed under M-Pact, M-Search® and M-Watch®, these products manage data for approximately 1,300 managers and 5,600 investment products.
      Acquisitions. Our current business was developed through the acquisition of Security APL, Inc. in May 1996, and Möbius Group, Inc. in March 1999.
Software Division
      The Software Division provides financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management/reconciliation, financial messaging/corporate actions, compliance, and electronic billing.

•	Bank Payment. The Software Division provides ACH and account reconciliation software and services to banks and bank holding companies. ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. Approximately 75% of the nation’s top 50 ACH originators use our solutions for ACH processing, and more than two-thirds of the nation’s ten billion ACH payments are processed each year through institutions using our software systems.

Our ACH software is marketed under the product name CheckFree PEP+tm (Paperless Entry Processing System). PEP+ is an online, real-time system that enables the originating and receiving of payments through the ACH system. These electronic transactions are substitutes for paper checks and are typically used for recurring payments such as direct deposit payroll payments; corporate payments to contractors and vendors; debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills; and business-to-business payments. Our CheckFree PEP+ reACHtm product, that can be used with our PEP+ software, allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments.

Our account reconciliation software is marketed under the product name CheckFree ARP/ SMStm (Account Reconciliation Package/Service Management System). ARP/SMS is an online, real-time positive pay and reconcilement system. We also provide add-on positive pay modules that enable banks/financial institutions to reduce exposure to check fraud and manage electronic check conversion.

•	Operational Risk Management/Reconciliation. The Software Division provides software that enables organizations to reduce operational risk and perform automated reconciliation. Banks, bank holding companies, securities and insurance firms, corporations, and government agencies use our operational risk management and reconciliation products and services. Our reconciliation solutions are marketed under the CheckFree RECON-Plustm and CheckFree RECON Securitiestm brands. These systems reconcile high volumes of complex transactions that are spread across multiple internal and external systems and include securities transaction processing, automated deposit verification, consolidated bank account reconciliation and cash mobilization, and improved cash control. In fiscal 2002, we released RECON-Plus Frontiertm, a multi-tier reconciliation system that operates over the Internet. In April 2005, we acquired Accurate, whose NXG software provides a comprehensive, enterprise-wide operational control framework and system for reconciliation, exception management, workflow and business intelligence.

•	Financial Messaging/Corporate Actions. The Software Division provides software that enables the management, monitoring and measurement of the flow of securities and cash transactions across a local or global enterprise. Securities firms, insurance companies, custodian banks, brokerage firms and asset managers use our financial messaging and corporate actions products and services. These products are marketed under the names CheckFree TradeFlow TPMtm, CheckFree Message Brokertm, CheckFree Message Workstationtm and CheckFree eVenttm. In June 2005, we released TradeFlow TPM 2.0tm, a system that enables securities firms to manage transaction processing across an enterprise via a single, integrated platform.

•	Compliance. The Software Division provides solutions that enable banks, bank holding companies, securities and insurance firms, corporations, and government agencies to maintain compliance with federal and state regulations. These products support unclaimed property management and government tax-related compliance reporting. Our compliance software solutions are marketed under the names CheckFree APECStm, CheckFree IRStm, CheckFree LCRtm and CheckFree RRStm.

•	Electronic Billing. CheckFree i-Solutions software enables billers to create online bills and statements and distribute them to their customers for viewing and payment. Our software and outsourced application hosting services provide e-bill and e-statement creation and delivery, e-bill payment transaction management, security, tracking and history, online marketing from the biller to its customers, and customer care.
      Licenses. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types of software and levels of services we provide.
      Maintenance, Support and Professional Services. Maintenance includes enhancements to our software. Customers who obtain maintenance generally retain maintenance service from year to year. To complement customer support, we also offer consulting and professional services at a separate charge.
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
      Our RECON-Plus, RECON-Plus Frontier, Accurate NXG and operational risk management products compete with SmartStream and SunGard. Our PEP+ products compete with Troy ACH Processing.
      Acquisitions. Our current business was developed through the acquisition of Servantis Systems Holdings, Inc. in February 1996, BlueGill Technologies, Inc. (which we renamed CheckFree i-Solutions) in April 2000, HelioGraph, Ltd. (“HelioGraph”) in November 2003, and Accurate in April 2005.
      For further financial information about our segments, revenue derived from foreign sales and geographic locations of our long-lived assets, please see Note 20 to our consolidated financial statements.
Government Regulation
      We perform certain services for federally-insured banks and thus we are subject to examination by such banks’ principal federal regulator pursuant to the Bank Service Company Act. As we perform these services for federal thrifts (regulated by the Office of Thrift Supervision), state non-member banks (regulated by the Federal Deposit Insurance Corporation), state member banks (regulated by the Board of Governors of the Federal Reserve System), and national banks (regulated by the Office of the Comptroller of the Currency), among others, the Federal Financial Institutions Examination Council (“FFIEC”) will coordinate which federal regulator will perform these examinations, and the timing and frequency of those examinations. In addition, because we use the Federal Reserve’s ACH Network to process many of our transactions, we are subject to Federal Reserve Board’s rules with respect to its ACH Network.
      In conducting our business, we are also subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act (“BSA”) to expand the definition of money services businesses so that it may include businesses such as ours. We submitted a request for an administrative ruling from the Financial Crimes Enforcement Network (“FinCEN”) on September 9, 2002, with respect to whether FinCEN believes us to be a money services business. To date, we have not received a ruling from FinCEN. If our business is determined to be a money services business, then we will have to register with FinCEN as a money services business with the attendant regulatory obligations. Also, 45 states and the District of Columbia have legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have, where required, registered under this legislation. In addition, as are all U.S. citizens, we are subject to the regulations of the Office of Foreign Assets Control (“OFAC”) which prohibit transactions between U.S. citizens and either Special Designated Nationals (“SDNs”) or targeted countries in furtherance of U.S. foreign policy objectives. The processing of a “prohibited transaction,” as such is defined by OFAC may lead to significant civil and criminal penalties. Further, we are a “financial institution” within the meaning of the Gramm-Leach-Bliley Act (“GLB”) as implemented by the Federal Trade Commission’s Financial Privacy Rule and, as such, we must give our customers notice and the right to “opt out” of any sharing of non-public personal information (“NPPI”) we may do with unaffiliated third parties. Moreover, as a services provider to banks, which are also “financial institutions” under GLB, we are likewise bound to certain restrictions under GLB with respect to third party service providers who receive NPPI from financial institutions. Finally, we are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve’s Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial services organizations that offer these services.

      Our walk-in payment service conducted through APS is considered a money services business and as such is registered with FinCEN. In consideration of certain risks posed, the nature of the products and services, the customer base served and the size of APS’ operations, we have established and we maintain a program to provide a system of controls and procedures reasonably designed to detect, prevent and report actual or suspected violations of the BSA, money laundering statutes, anti-terrorism statutes and other illicit activity while assuring daily adherence to the BSA. In addition, APS currently maintains 35 state licenses to comply with the various state legislations mentioned above that regulate money transmitters, and is subject to annual audits by such states.
Intellectual Property Rights
      We regard our financial transaction services and related products as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We have been issued 24 patents in the United States and abroad. The majority of these patents cover various facets of electronic billing and/or payment. We also have 146 pending patent applications. We own more than 70 domestic and foreign trade and service mark registrations related to products or services and have additional registrations pending.
Employees
      As of June 30, 2005, we employed approximately 3,050 full-time employees, including approximately 560 in research and development, approximately 800 in customer care, approximately 315 in sales and marketing and approximately 1,375 in administration, financial control, corporate services, human resources and other processing and service personnel. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified management, technical, marketing, business development and sales personnel.
Business Risks
      We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending June 30, 2006 (and the individual fiscal quarters therein), and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.
Risks Related to Our Business
The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to sustain profitability.
      If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services.

Our future profitability depends upon our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods.
      Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2006 in programs designed to:

•	drive consumer awareness of electronic billing and payment;

•	encourage consumers to sign up for and use our electronic billing and payment services offered by our distribution partners;

•	address consumer concerns regarding privacy and security of their data in using electronic billing and payment services;

•	continue to refine our infrastructure to handle seamless processing of transactions;

•	continue to develop state-of-the-art, easy-to-use technology; and

•	increase the number of bills we can present and pay electronically.
      If we do not successfully implement our strategy, revenue growth may be minimal, and expenditures for these programs will not be justified.
      Our investment in these programs will have a negative impact on our short-term profitability. Additionally, our failure to implement these programs successfully or to substantially increase adoption of electronic commerce billing and payment methods by consumers could have a material adverse effect on our business, financial condition and results of operations.
      It is also possible that the significant amount of press connecting identity theft and online activities might decrease the growth of consumers using the Internet, which could decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.
Competitive pressures we face may have a material adverse effect on us.
      We face significant competition in our each of our Divisions — Electronic Commerce, Investment Services and Software. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, competition will persist, and may increase and intensify in the future.
      In Electronic Commerce, our primary competition remains the traditional paper-based methods of paying and receiving bills. In addition, a number of banks have developed their own internal solutions for all or portions of the electronic bill presentment and payment process. Citigroup, Wells Fargo & Co., Bank One and JPMorgan Chase currently have in-house solutions for all or a portion of the integrated services we provide. We do not know whether other banks that currently outsource their bill presentment and payment process to us will decide to construct in-house solutions in the future. Although the banks who decide to use an in-house solution may continue to use our services for some portion of their electronic bill presentment and payment product, we may not provide the same range of services to those banks as we currently do and, therefore, we may not receive the same amount of revenue from these banks.
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
      In addition, we cannot assure you that we will be able to compete effectively against current and future competitors in the investment services and software products markets. The markets for our Investment Services and Software products are also highly competitive. In Investment Services, our competition comes from providers of portfolio accounting software and outsourced services and from in-house solutions developed by large financial institutions. In Software, our competition comes from several different market segments and geographies, including large diversified computer software and service companies and independent suppliers of software products.
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
      New trends in criminal acquisition and use of personally identifiable data make maintaining the security and privacy of such data more costly and time intensive. The increased cost, along with the increased ability of organized criminal elements focusing on identity theft and identity fraud, may materially impact our reputation as a provider of secure electronic billing and payment services.
      While we believe that we utilize proven applications designed for data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential subscribers.
We rely on third parties to distribute our electronic commerce and investment services products, which may not result in widespread adoption.
      In Electronic Commerce, we rely on our contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. Similarly, in Investment Services, we rely upon financial institutions, including broker dealers, money managers and investment advisors to market investment accounts to consumers and thereby increase portfolios on our CheckFree APL system. These contracts are an important source of the growth in demand for our electronic commerce and investment service products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

Consolidation in the financial services industry may adversely affect our ability to sell our electronic commerce services, investment services and software.
      Mergers, acquisitions and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition and results of operations. This consolidation could cause us to lose:

•	current and potential customers;

•	business opportunities, if combined financial services organizations were to determine that it is more efficient to develop in-house services similar to ours or offer our competitors’ products or services; and

•	revenue, if combined financial services organizations were able to negotiate a greater volume discount for, or discontinue the use of, our products and services.
One customer accounts for a significant percentage of our consolidated revenues.
      We have one customer, Bank of America that accounts for 17.7% of our total consolidated revenues for fiscal year 2005, which reflects their use of products in all three of our business segments. The loss or renegotiation of our contract with Bank of America or a significant decline in the number of transactions we process for them could have a material adverse effect on our business, financial condition and results of operations. No other customer accounts for more than 10% of our consolidated revenues.
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
      If we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Many factors contribute to our ability to decrease the cost of processing transactions, including our Sigma quality program, our customer care efficiency program, our processing technology optimization program, and our focus on continually increasing the number of transactions we process electronically. Our electronic rate, or percentage of transactions processed electronically, was more than 75% at the end of fiscal year 2003, more than 79% at the end of fiscal year 2004 and more than 84% at the end of fiscal year 2005.
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
      The attempts by both federal and state governments to combat identity fraud may impose restrictions on the financial community which make the appropriate sharing of data for fraud prevention impractical and over-burdensome. In the event of legislation, our ability to mitigate fraud costs and write-offs may be negatively impacted.
We could experience significant losses due to our reliance on agents for walk-in payment services.
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
      We depend heavily on the reliability of our processing systems in both our Electronic Commerce and Investment Services Divisions. A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. In addition, in our Electronic Commerce Division, we guarantee the delivery of payments, and any failure on our part to perform may result in late payments or penalties to third parties on behalf of our subscribers. In our Investment Services Division, a failure of our system could result in incorrect or mistimed stock trades that may result in third party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption by events that are beyond our control. Events that could cause system interruptions include but are not limited to:

•	fire;

•	natural disaster;

•	unauthorized entry;

•	power loss;

•	telecommunications failure;

•	computer viruses;

•	terrorist acts; and

•	war.

      Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.
We may experience software defects, computer viruses and development delays, damaging customer relations, decreasing our potential profitability and exposing us to liability.
      Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

•	additional development costs;

•	diversion of technical and other resources from our other development efforts;

•	loss of credibility with current or potential customers;

•	harm to our reputation; or

•	exposure to liability claims.
      In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and customer agreements, we cannot assure you that these measures will be successful in limiting our liability.
We experience seasonal and other fluctuations in our revenues causing our operating results to fluctuate.
      We have historically experienced seasonal fluctuations in our software sales, and we expect to experience similar fluctuations in the future. Our software sales and associated license revenue have historically been affected by calendar year end, our fiscal year end, buying patterns of financial services organizations and our sales compensation structure, which measures sales performance at our June 30 fiscal year end. Further, in our Electronic Commerce Division, we often experience fluctuations in transaction volume and revenue on a quarterly basis. Such fluctuations are not tied to seasonality and it is not possible to predict when such fluctuations are likely to occur. Seasonality and other quarterly fluctuations can impact our quarterly revenue and possibly cause our stock price to decrease unexpectedly.
If we do not respond to rapid technological change or changes in industry standards, our services could become obsolete and we could lose our customers.
      If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.
We may be unable to protect our intellectual property and technology, permitting competitors to duplicate our products and services.
      Our success and ability to compete depends, in part, upon our proprietary technology, which includes several patents for our electronic billing and payment processing system and our operating technology. We rely primarily on patent, copyright, trade secret and trademark laws to protect our technology. We also enter into confidentiality and assignment agreements with our employees, consultants and vendors, and generally control access to and distribution of our software documentation and other intellectual property. We also limit customer use of our intellectual property by entering into license agreements which limit the scope of a customer’s use of the intellectual property. We cannot assure you that these measures will provide all of the protection that we need.
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
      Although our business is currently subject to numerous rules and regulations of governmental entities, it is likely that this regulation and the enforcement thereof, may increase or change in the future. Such increase or change might make our business more expensive to operate and our products less desirable to use. In particular, due to increased focus by the government on terrorist activities, we may see additional regulation and enforcement targeted at money laundering or making payments to certain prohibited individuals. Due to our many business relationships with banks, we have noticed an increased focus by the federal banking regulators, as well as OFAC, on the processing of electronic payments and this focus may shift to us, and other businesses like ours, in the future. FinCEN, the principal federal regulator charged with regulating money services businesses, continues to provide further interpretation on the meaning of “money transmission.” If those interpretations become applicable to our business, then we may be obligated to comply with significant additional regulatory obligations. Also, due to a number of security breaches in the past few months, various governmental entities have become even more interested in further regulating the use and sharing of data and protection of the privacy of this data, both in relation to consumer protection as well as in relation to identity theft. This interest will likely result in increased regulation around security and privacy of personally identifiable information. It is also possible that new laws and regulations may be enacted with respect to the Internet, including taxation of electronic commerce activities. Because electronic commerce in general, and most of our products and services in particular, are so new, the effect of an increase in regulation or amendment to existing regulation is uncertain and difficult to predict. Any such changes, however, could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance. It is also possible that new laws and regulations involving the Internet might decrease the growth of consumers using the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.
      The Federal Reserve rules with respect to its ACH Network incorporate the National Automated Clearinghouse Association (“NACHA”) Rules which provide that we can only access the ACH Network through a bank. If the NACHA Rules, which are incorporated into the Federal Reserves rules governing its ACH Network, were to change to further restrict our access to the ACH Network or limit our ability to provide ACH transaction processing services, it could have a material adverse effect on our business, financial condition and results of operations.

Our walk-in payment business is subject to government regulation and any violation of such regulations could result in civil or criminal penalties or a prohibition against providing money transmitter services in particular jurisdictions.
      We conduct our walk-in payment business through APS. In many states in which APS operates, it is licensed as a money transmitter. These licenses require APS to demonstrate and maintain certain levels of net worth and liquidity and also require APS to file periodic reports. In addition to state licensing requirements, APS is subject to regulation in the United States by FinCEN, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. APS has developed a compliance program to monitor its business for compliance with regulatory requirements and has developed and implemented policies and procedures to monitor all of its transactions in order to comply with federal reporting and recordkeeping requirements. Notwithstanding these efforts, the complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.
A weak economy could have a materially adverse impact on our business.
      A weak United States economy could have a material adverse impact on our business. In a weak economy, companies may postpone or cancel new software purchases or limit the amount of money they spend on technology and marketing. In our Investment Services Division, growth depends upon individuals and companies continuing to invest in the United States equity markets.
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
      We have not consistently operated profitably to date. Since our inception, our accumulated losses have totaled approximately $1.13 billion. We incurred:

•	a loss from operations of $535.5 million and net loss of $441.0 million for the fiscal year ended June 30, 2002; and

•	a loss from operations of $73.5 million and net loss of $52.2 million for the fiscal year ended June 30, 2003.
      We experienced operating income of $66.5 million and net income of $46.8 million in fiscal 2005, but we could experience net losses or may not be able to sustain profitability in the future. For the fiscal year ended June 30, 2005, we invested about $82.6 million in research and development and $70.1 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact an investment in our business and limit our ability to pay dividends in the future to our stockholders.
Risks Related to Our Common Stock
Our common stock has been volatile since December 31, 2000.
      Since December 31, 2000, our stock price has been volatile, trading at a high of $58.25 per share and a low of $7.45 per share. The volatility in our stock price has been caused by but not limited to:

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
      The availability for future sale of a substantial number of shares of our common stock in the public market or otherwise, or issuance of common stock upon the exercise of stock options or warrants could adversely affect the market price for our common stock. As of June 30, 2005, we had outstanding 90,257,704 shares of our common stock, of which 84,018,404 shares were held by non-affiliates. The holders of the remaining 6,239,300 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of June 30, 2005, we also had:

•	up to 10,466,156 shares available for issuance under our stock option and stock incentive plans, under which there are (1) outstanding options to purchase 5,142,248 shares of our common stock, of which options for 3,793,662 shares were fully vested and exercisable at an average weighted exercise price of approximately $28.81 per share, and (2) 459,656 outstanding shares of restricted stock;

•	issued warrants to purchase 7,500,000 shares of our common stock, of which warrants for 2,500,000 shares were fully vested and exercisable at a weighted exercise price of approximately $28.86 per share;

•	up to 791,983 shares available for issuance under our Associate Stock Purchase Plan; and

•	up to 965,469 shares available for issuance under our 401(k) Plan.

      As of June 30, 2005, the following entities held shares or warrants to purchase shares of our common stock in the following amounts:

•	Microsoft, which held 8,567,250 shares;

•	The former members of Integrion Financial Network, L.L.C. (“Integrion”) and their assignees collectively held warrants to purchase up to 1,500,000 shares which were fully vested and exercisable;

•	Bank One, which held warrants to purchase 1,000,000 shares, which were fully vested and exercisable; and

•	Bank of America, which held 480,608 shares of record, 450,000 of the vested Integrion warrants and warrants to purchase up to 5,000,000 shares, which warrants were not currently vested.
      Each of Bank One, Bank of America and the former members of Integrion may be entitled to registration rights. If the former members of Integrion, Bank One or Bank of America, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.
      In connection with the TransPoint acquisition, we filed a shelf registration statement on behalf of Microsoft, FDC and Citibank that allows continuous resales of the shares that each received as a result of the TransPoint acquisition. Citibank was not restricted in its ability to transfer its shares of our common stock, and we believe Citibank and FDC have sold all of the shares that they acquired as a result of this acquisition. Microsoft was limited in its ability to transfer its shares of our common stock through September 1, 2002, pursuant to stockholder agreements with us. Microsoft continues to hold its shares of our common stock but as of September 1, 2003, could sell up to the greater of 1% of our average weekly trading volume or 1% of our outstanding common stock in reliance on registration exemptions. In addition, Microsoft is permitted to a limited extent to engage in hedging transactions with respect to our common stock.
      Sales of substantial amounts of our common stock by any of the parties described above, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.
Anti-takeover provisions in our organizational documents and Delaware corporation law make any change in control more difficult.
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

Item 2.	Properties.
      We lease the following office facilities:

•	approximately 251,000 square feet in Norcross, Georgia;

•	approximately 150,000 square feet in Dublin, Ohio;

•	approximately 100,000 square feet in Phoenix, Arizona;

•	approximately 78,000 square feet in Aurora, Illinois;

•	approximately 59,000 square feet in Wallingford, Connecticut;

•	approximately 49,000 square feet in Jersey City, New Jersey;

•	approximately 35,000 square feet in Raleigh, North Carolina;

•	approximately 30,000 square feet in Ann Arbor, Michigan;

•	approximately 29,000 square feet in Waterloo, Ontario, Canada;

•	approximately 26,000 square feet in Owings Mills, Maryland;

•	approximately 22,000 square feet in Worthington, Ohio;

•	approximately 21,000 square feet in Newark, New Jersey;

•	approximately 15,000 square feet in Chicago, Illinois;

•	approximately 13,000 square feet in Wokingham, Berkshire, United Kingdom;

•	approximately 8,000 square feet in London, United Kingdom;

•	approximately 5,000 square feet in San Diego, California;

•	approximately 2,000 square feet in Slough, Berkshire, United Kingdom;

•	approximately 2,000 square feet in Boston, Massachusetts;

•	approximately 2,000 square feet in Henderson, Nevada;

•	approximately 1,000 square feet in North Sydney, New South Wales, Australia; and

•	approximately 300 square feet in Windhof, Luxembourg.
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

	Common Stock
	Price

Fiscal Period	High	Low

Fiscal 2004
First Quarter	$30.10	$19.75
Second Quarter	$29.90	$20.30
Third Quarter	$35.25	$26.07
Fourth Quarter	$33.40	$28.06

Fiscal 2005
First Quarter	$31.95	$24.56
Second Quarter	$39.23	$27.42
Third Quarter	$42.12	$34.68
Fourth Quarter	$41.25	$32.59

Fiscal 2006
First Quarter (through August 23, 2005)	$41.60	$32.33
      On August 23, 2005, the last reported bid price for our common stock on the Nasdaq National Market was $37.55 per share. As of August 23, 2005, there were approximately 1,746 holders of record of our common stock. We currently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, our current credit facility does not allow for the payment of cash dividends on our common stock. Our board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. During the last ten years, we have not paid cash dividends.
      During fiscal year 2003, our board of directors approved up to $40.0 million for the purpose of repurchasing shares of our common stock through August 2003. The board of directors twice extended such stock repurchase plan, most recently through August 31, 2005. During the month of June 2005, we purchased a total of 891,200 shares at an average purchase price of $37.52 per share, or $33.5 million in the aggregate. The repurchased shares were retired and cancelled immediately. As of June 30, 2005, the dollar value of shares that remained available for repurchase under this program as of June 30, 2005, was $6.5 million. These repurchases are reflected in the following table:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

June 1 – 30, 2005	891,200	$37.52	891,200	$6.5 million

Total	891,200	$37.52	891,200	$6.5 million

      On August 3, 2005, we announced that our board of directors had approved a new, separate stock repurchase program under which we may repurchase up to $60.0 million of our common stock through July 31, 2006 (exclusive of the $6.5 million worth of shares that remained under our previous stock repurchase program).

Item 6.	Selected Financial Data.
      The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

	Year Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations:
Revenues:
Processing and servicing
Third parties	$635,353	$488,705	$397,435	$339,424	$308,548
Related parties (a)	33,000	41,500	78,981	82,813	53,503

Total processing and servicing	668,353	530,205	476,416	422,237	362,051
License fees	28,458	23,931	24,163	25,020	30,180
Maintenance fees	31,265	28,271	25,733	24,298	21,332
Other	29,756	24,057	25,334	18,922	19,757

Total revenues	757,832	606,464	551,646	490,477	433,320
Expenses:
Cost of processing, servicing and support	297,256	244,811	237,978	262,105	255,528
Research and development	82,550	66,288	52,717	55,172	55,621
Sales and marketing	70,054	51,910	57,170	58,030	90,283
General and administrative	59,272	45,759	39,030	43,687	50,474
Depreciation and amortization	176,598	177,582	226,638	435,565	427,495
In-process research and development (b)	—	324	—	—	18,600
Impairment of intangible assets (c)	—	—	10,228	155,072	—
Reorganization charge (d)	5,585	—	1,405	16,365	—

Total expenses	691,315	586,674	625,166	1,025,996	898,001

Income (loss) from operations	66,517	19,790	(73,520)	(535,519)	(464,681)
Equity in net loss of joint venture (e)	(2,984)	(593)	—	—	—
Interest income	8,810	5,697	7,327	8,486	15,415
Interest expense	(1,094)	(13,164)	(12,975)	(12,788)	(13,154)
Gain (loss) on investments (f)	592	—	(3,228)	—	(16,077)

Income (loss) before income taxes and cumulative effect of accounting change	71,841	11,730	(82,396)	(539,821)	(478,497)
Income tax expense (benefit)	25,040	1,195	(33,106)	(98,871)	(115,362)

Income (loss) before cumulative effect of accounting change	46,801	10,535	(49,290)	(440,950)	(363,135)
Cumulative effect of accounting change (g)	—	—	(2,894)	—	—

Net income (loss)	$46,801	$10,535	$(52,184)	$(440,950)	$(363,135)

Diluted net income (loss) per common share	$0.50	$0.11	$(0.59)	$(5.04)	$(4.49)
Weighted average shares outstanding (h)	92,915	91,864	88,807	87,452	80,863

Consolidated Balance Sheet Data:
Working capital	$337,529	$263,813	$304,286	$201,741	$142,661
Total assets	1,569,916	1,548,932	1,587,270	1,637,477	2,183,953
Long-term obligations, less current portion	25,389	25,504	176,692	176,377	176,541
Total stockholders’ equity	1,336,415	1,299,182	1,268,149	1,305,661	1,732,186

(a) During fiscal year 2001 through January 2003, all revenues generated from Bank of America are classified as related party. During fiscal years 2001 through 2004, all revenues generated from Microsoft and FDC are classified as related party. During fiscal year 2005, only the revenues generated from Microsoft are classified as related party.
(b) During fiscal years ended June 30, 2001 and 2004, we recorded charges related to in-process research and development that were capitalized by entities before we acquired them.
(c) During the fiscal year ended June 30, 2002, we recorded an impairment charge related to the goodwill associated with CheckFree i-Solutions and technology assets associated with TransPoint. During fiscal year ended June 30, 2003, we recorded an impairment charge related to other intangible assets and goodwill of CheckFree i-Solutions.
(d) During the fiscal year ended June 30, 2002, we recorded a reorganization charge in order to streamline operations in our Electronic Commerce Division, refine our strategy for CheckFree i-Solutions within our Software Division, and discontinue certain product lines associated with our Investment Services Division. For the fiscal year ended June 30, 2003, we adjusted our estimate of the total reorganization charge that was recorded in the previous fiscal year. During fiscal year ended June 30, 2005, we recorded a reorganization charge relating to the re-scoping of many positions with the intent to re-hire as quickly as possible, the elimination of some other positions and the relocation of our Electronic Billing and Payment operations from our Waterloo, Ontario, Canada to our headquarters in Norcross, Georgia.
(e) During the fiscal year ended June 30, 2004, we entered into an agreement with Voca, Ltd. to form the joint venture OneVu located in the United Kingdom, which has incurred losses since inception.
(f) During the fiscal year ended June 30, 2005, we recorded a gain on the sale of stock. We received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments. During the fiscal years ended June 30, 2001 and 2003, we recorded losses on certain investments resulting from an other-than-temporary decline in their fair value.
(g) On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test and recorded an impairment charge related to the goodwill associated with CheckFree i-Solutions.
(h) In June 2005, we purchased a total of 891,200 shares of our own common stock at an average purchase price of $37.52 per share, or $33.5 million in the aggregate. The shares were immediately retired and cancelled.
The preparation of our financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
      Through our Electronic Commerce Division, we enable consumers to receive and pay bills. For the year ended June 30, 2005, we processed approximately 905 million payment transactions and delivered approximately 140 million electronic bills (“e-bills”). For the quarter ended June 30, 2005, we processed approximately 245 million payment transactions and delivered more than 41 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2005, growth in the number of transactions processed exceeded 55%. The Electronic Commerce Division accounted for approximately 76% of our consolidated revenues.
      Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2005, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage 1.9 million portfolios, representing more than $1 trillion in assets. The Investment Services Division accounted for approximately 13% of our consolidated revenues.
      Through our Software Division, we deliver software, maintenance, support and professional services to large financial service providers and other companies across a range of industries. Through fiscal 2005, the Software Division was comprised of three units, each with its own distinct set of software products. The ACH Solutions unit provides software and services that are used to process more than two-thirds of the nation’s ten billion annual Automated Clearing House (“ACH”) payments. The CheckFree Financial and Compliance Solutions (“CFACS”) unit enables organizations to handle their reconciliation and compliance requirements and provides a financial transactions management solution with straight through processing. The CheckFree i-Solutions unit provides software and services that enable end-to-end e-billing and e-statement creation, delivery and payment. Beginning in fiscal 2006, our discussion of our Software Division will reference our five product lines — bank payment, operational risk management/reconciliation, financial messaging/corporate actions, compliance, and electronic billing. Refer to the Software Division description within the “Business” section of this Annual Report on Form 10-K for a further discussion of these product lines. The Software Division accounted for approximately 11% of our consolidated revenues.
Executive Summary
      Due to growth in all of our business segments, including the contribution from acquisitions in fiscal 2004 and 2005, our consolidated revenues grew 25% in the year ended June 30, 2005. We earned net income of $46.8 million in the year ended June 30, 2005, compared to net income of $10.5 million for the same period last year. Through continued efforts to improve quality and efficiency, we generated approximately $172.0 million of free cash flow in fiscal year 2005, an increase of $24.3 million, or 16%, over fiscal year 2004. This free cash flow, combined with cash, cash equivalents, and investments of $276.4 million as of June 30, 2004, allowed us to acquire Accurate Software Limited, (“Accurate”) for $57.0 million in cash (approximately $51.9 million net of cash received), and to repurchase 891,200 shares of our common stock for $33.5 million. Increasingly positive operating results allowed us to invest in all of our businesses in order to take full advantage of anticipated growth opportunities. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” for further discussion of this measure.
      Our Electronic Commerce business continues to expand, generating revenue of $580.7 million for the year ended June 30, 2005, which represents growth of 28% over the prior year. During the year ended June 30, 2005, we processed 905 million transactions, an increase of 55% over the previous year. We delivered about 140 million e-bills during fiscal 2005, for growth of 72% over e-bills delivered in the prior year. Our electronic payment rate has improved from 79% as of June 30, 2004, to 84% as ofJune 30, 2005. Successful efforts to improve efficiency and quality have resulted in lower costs per transaction, allowing us to share scale efficiencies with our customers through reduced revenue per transaction.
      Our Investment Services business generated 20% growth in portfolios managed, from about 1.6 million as of June 30, 2004, to 1.9 million as of June 30, 2005, resulting in revenue growth of 11% over the same period. During fiscal 2005, we invested heavily in the rewrite of CheckFree APL. Despite the lower than historical operating margin in the near term, these investments will provide us the opportunity to take advantage of the rapidly expanding separately managed accounts (“SMAs” and “SMA”) market.
      Including the benefits of our acquisitions of HelioGraph, Ltd. (“HelioGraph”) in November 2003, and Accurate in April 2005, our Software Division experienced revenue growth of 20% during the year ended June 30, 2005. We believe we are positioned to take advantage of the improving U.S. economy, and our presence in Europe and the South Pacific with expanded operations in the U.K., Luxembourg, and Australia resulting from the Accurate acquisition.
      As we enter fiscal 2006, we have prepared for the expiration of our five-year agreements with Microsoft Corporation (“Microsoft”) and First Data Corporation (“FDC”), resulting from our acquisition of MSFDC, L.L.C. (“TransPoint”) in September 2000. Our contracts with both Microsoft and FDC include monthly minimum revenue guarantees that increased annually over their five-year term. The following table represents the total annual minimum revenue guarantees throughout the contract periods with the respective customer (in thousands):

Fiscal Year Ended June 30,	Microsoft	FDC	Total

2001	$6,000	$5,000	$11,000
2002	15,000	8,500	23,500
2003	21,000	11,500	32,500
2004	27,000	14,500	41,500
2005	33,000	17,500	50,500
2006	18,000	3,000	21,000

Total	$120,000	$60,000	$180,000

      Our agreement with FDC expired in August 2005. Our agreement with Microsoft expires in December 2005. During fiscal 2005, both agreements were operating substantially below their minimum levels. As a result, while we expect limited impact to our subscriber base in fiscal year 2006, we expect to see a temporary decline in historical quarterly revenue growth rates, initially in the quarter ended December 31, 2005, but more noticeably in the quarter ended March 31, 2006. We expect to substantially increase our tax payments in fiscal 2006 and we expect capital expenses of approximately $45.0 million as we invest heavily in high availability disaster recovery data center operations. As a result of these factors, we expect free cash flow of approximately $170.0 million for the year. When combined with cash, cash equivalents, and investments totaling $361.1 million at June 30, 2005, we believe we are positioned to take advantage of additional opportunities for acquisitions as they arise, and we have authority to repurchase up to $60.0 million of our common stock through July 31, 2006, should we determine the time and price to be appropriate.

      The following table sets forth as percentages of total revenues, consolidated statements of operations data:

	Year ended June 30,

	2005	2004	2003

Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	39.2	40.4	43.1
Research and development	10.9	10.9	9.6
Sales and marketing	9.2	8.6	10.4
General and administrative	7.8	7.5	7.1
Depreciation and amortization	23.3	29.2	41.1
In-process research and development	—	0.1	—
Impairment of intangible assets	—	—	1.8
Reorganization charge	0.8	—	0.2

Total expenses	91.2	96.7	113.3

Income (loss) from operations	8.8	3.3	(13.3)
Equity in net loss of joint venture	(0.4)	(0.1)	—
Interest income	1.2	0.9	1.3
Interest expense	(0.1)	(2.2)	(2.3)
Gain (loss) on investments	—	—	(0.6)

Income (loss) before income taxes and cumulative effect of accounting change	9.5	1.9	(14.9)
Income tax expense (benefit)	3.3	0.2	(6.0)

Income (loss) before cumulative effect of accounting change	6.2	1.7	(8.9)
Cumulative effect of accounting change	—	—	(0.5)

Net income (loss)	6.2%	1.7%	(9.4)%

Results of Operations
Years Ended June 30, 2005 and 2004
      The following table sets forth our consolidated revenues for the years ended June 30, 2005 and 2004, respectively.
Total Revenues (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$757,832	$606,464	$151,368	25.0%
      Our growth in total revenues of 25% was driven by 28% growth in our Electronic Commerce business, 11% growth in our Investment Services business and 20% growth in our Software business.
      Overall growth in Electronic Commerce, including walk-in payments, continues to be driven primarily by 55% growth in transactions processed, from approximately 583 million in the year ended June 30, 2004, to 905 million for the year ended June 30, 2005. Additionally, we delivered about 140 million e-bills during fiscal 2005, a growth rate of 72% over the approximately 82 million e-bills delivered during fiscal 2004. Lastly, with interest rates increasing throughout the year ended June 30, 2005, we experienced revenue growth in our interest-sensitive products such as Account Balance Transfer (“ABT”). This combined growth in our Electronic Commerce Division was offset somewhat by our pricing practices. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of transaction growth, our average revenue per transaction therefore, has declined over time with respect to our transaction-based revenue.
      Growth in our Investment Services business has been driven primarily by a 20% increase in portfolios managed, from about 1.6 million at June 30, 2004, to 1.9 million at June 30, 2005. In some cases, we are adding new portfolios to our CheckFree APL system at a lower price point, driven by the increased volume coming from lower priced broker dealers, and by conscious price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that more favorable market conditions have resulted in resumed growth in portfolios managed, and we remain cautiously optimistic about resulting growth opportunities.
      Growth in our Software business is due primarily to a full year of HelioGraph operations in fiscal 2005 versus seven months in fiscal 2004 and our acquisition of Accurate on April 30, 2005. Additionally, we have achieved solid growth in our bank products. We believe this to be the combined result of improved execution within the division and signs of recovery in the U.S. economy.
      Across all segments of our business, for the year ended June 30, 2005, Bank of America generated total revenue of $134.5 million, which exceeds 10% of our consolidated revenues, and remains the only customer that exceeds 10% of our consolidated revenues. Our agreement with Bank of America has a ten year term expiring in 2010, includes annual minimum revenue guarantees of $50.0 million, and provides tiered pricing which reflects the volume of activity provided by Bank of America.
      The following tables set forth comparative revenues, by type, for the years ended June 30, 2005 and 2004, respectively.
Processing and Servicing Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$668,353	$530,205	$138,148	26.1%
      We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed positively, the increase in processing and servicing revenue is attributed primarily to the aforementioned transaction growth in our Electronic Commerce business. Annual growth in transactions was heavily influenced by our new walk-in payments business, resulting from the acquisition of APS with only seven days remaining in fiscal 2004. A full year of walk-in payments attributed to almost half of our processing and servicing growth within Electronic Commerce. Our traditional electronic bill payment products provided the remainder of growth within Electronic Commerce, with consistent sequential quarterly transaction growth of between 4% and 8% throughout fiscal 2005. During fiscal 2005, we delivered approximately 140 million e-bills with an average price point of less than $0.20 per e-bill, representing 72% growth over approximately 82 million e-bills delivered during fiscal 2004. Additionally, with interest rates rising over the past fiscal year, we have experienced revenue growth from our interest-sensitive products, such as ABT. Annual volume-based growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses.
License Fee Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$28,458	$23,931	$4,527	18.9%
      We derive license fee revenue from product sales in our Software Division. Our acquisitions of HelioGraph in November 2003 and Accurate in April 2005 contributed about two-thirds of our license revenue growth in fiscal 2005 as compared to the prior year. Despite moderate growth in our traditional software businesses during fiscal 2005, and improving sales pipelines for our products, we remain uncertain as to whether this represents the beginning of a general trend in continued software growth as our customers view purchases of our software as generally discretionary in nature.
Maintenance Fee Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$31,265	$28,271	$2,994	10.6%
      Maintenance fee revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. However, in fiscal 2005, our acquisitions of HelioGraph and Accurate provided approximately three-fourths of our year-over-year growth in maintenance revenue. The remainder resulted from annual customer retention rates exceeding 80% and moderate price increases across our software product lines.
Other Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$29,756	$24,057	$5,699	23.7%
      Other revenue consists mostly of consulting and implementation fees across all three of our businesses, and with the acquisition of APS, we have added revenue associated with stored value cards to this revenue category. Our acquisitions of HelioGraph, APS, and Accurate provided over half of our year-over-year growth in other revenue. Implementation services from traditional software product sales resulted in the remainder of growth in this category.
      The following set of tables provides line-by-line expense comparisons with their relative percentages of our consolidated revenues for the years ended June 30, 2005 and 2004, respectively.
Cost of Processing, Servicing and Support (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$297,256	39.2%	$244,811	40.4%
      Cost of processing, servicing and support, as a percentage of revenue, has improved by about 1% on a year-over-year basis. In Electronic Commerce, our electronic payment rate has improved from 79% as of June 30, 2004, to 84% as of June 30, 2005. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in costly customer care claims. The acquisition of APS brought with it a significant number of exclusively electronic payment transactions, accounting for over half of the increase we experienced in our electronic payments rate. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investments on additional efficiency and quality improvements through Six Sigma-based programs in our Electronic Commerce and Investment Services customer care and customer support processes, and throughout our technology infrastructure to drive improvement in our cost per transaction and cost per portfolio managed metrics. These drivers of expense efficiency were offset somewhat by three factors over fiscal 2005:

•	The gross margin of our walk-in payments business is less than our core electronic billing and payment business;

•	Our acquisitions of HelioGraph and Accurate resulted in increased customer support and implementation services resources that carry a lower gross margin than our core Electronic Commerce and Investment Services businesses; and

•	During fiscal 2005, we incurred a charge of approximately $1.6 million for a loss in a services agreement with a large customer in our Software business.
      We expect to continue to focus attention on Six Sigma-based process improvement and quality programs to lower our costs per payment transaction and portfolios managed in anticipation of continued price pressure within our Electronic Commerce and Investment Services businesses.

Research and Development (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$82,550	10.9%	$66,288	10.9%
      Including capitalized development costs of $1.7 million for the year ended June 30, 2005, and $2.8 million for the year ended June 30, 2004, gross expenditures for research and development were $84.3 million, or 11.1% of consolidated revenues, for the year ended June 30, 2005, and $69.1 million, or 11.4% of consolidated revenues, for the year ended June 30, 2004. Our acquisitions of HelioGraph, APS, and Accurate provided more than one-third of our incremental research and development costs in fiscal 2005, and we have placed particular emphasis on research and development in our Investment Services business, as we are in the process of a rewrite of our processing system. We continue to invest heavily in product enhancement and productivity improvement initiatives across all of our businesses, as evidenced by the relatively consistent levels of research and development costs as a percentage of revenue on a year-over-year basis.

Sales and Marketing (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$70,054	9.2%	$51,910	8.6%
      Sales and marketing costs, in total and as a percentage of consolidated revenues, have increased during fiscal 2005. Our acquisitions of HelioGraph, APS, and Accurate contributed approximately 20% of the incremental costs year-over-year. In addition, license revenue growth, with a strong finish to fiscal 2005, resulted in accelerated commission rates for salespersons exceeding annual quotas for the year. Finally, in the second half of fiscal 2005, we increased our investment in marketing programs geared toward future revenue growth. We expect sales and marketing costs, as a percentage of revenue, to fall back below 9% in fiscal 2006.

General and Administrative (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$59,272	7.8%	$45,759	7.5%
      Increased general and administrative costs in fiscal 2005 have resulted primarily from incremental facility and other non-redundant expenses related to our acquisitions of HelioGraph, APS and Accurate. Additionally, we have experienced incremental Sarbanes-Oxley Section 404 compliance costs as we prepared for our first internal controls certification as of June 30, 2005, and expanded facility costs supporting our core businesses during fiscal 2005. We continue to expect our general and administrative costs to run between 7.5% and 8.0% of consolidated revenues and are managing these costs accordingly.

Depreciation and Amortization (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$176,598	23.3%	$177,582	29.2%
      Despite increased intangible amortization resulting from our acquisitions of HelioGraph, APS and Accurate, depreciation and amortization expense declined during fiscal 2005, as a result of the completion of intangible amortization from previous acquisitions. Depreciation and amortization expense, net of acquisition related intangible amortization, remained essentially flat from $41.0 million for the year ended June 30, 2004, to $42.1 million for the year ended June 30, 2005. We expect a significant drop in depreciation and amortization expense in fiscal 2006 as we complete the amortization of intangible assets resulting from our acquisitions of TransPoint in fiscal 2001 and BlueGill Technologies, Inc. in fiscal 2000.
Reorganization Charge (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$5,585	0.8%	$—	—
      Late in the quarter ended June 30, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire quickly, and eliminating some others. As part of this action, we announced that our electronic billing and payment operations in Waterloo, Ontario, Canada, will move to Norcross, Georgia, and we expect to close the Canadian facility in October 2005. These actions resulted in a charge of $5.6 million.
In-Process Research & Development (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$—	—	$324	0.1%
      We recorded immaterial in-process research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003. There were no such costs associated with our acquisitions of either APS or Accurate.
Equity in Loss of Joint Venture (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$(2,984)	(0.4)%	$(593)	(0.1)%
      In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We provide 100% of OneVu’s necessary working capital requirements during its formative stage. We record the operations of the joint venture on the equity basis of accounting and the equity in net loss of the joint venture represents our portion of the loss incurred by the joint venture during the periods displayed. The joint venture is still in its formative stage and, therefore, we do not expect it to become profitable in the near term.

Net Interest (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended:
Interest income	$8,810		$5,697
Interest expense	(1,094)		(5,944)
Call premium expense	—		(4,813)
Unamortized note issuance costs	—		(2,407)

Net interest	$7,716	1.1%	$(7,467)	(1.3)%

      As a result of an increase in average cash and invested assets, combined with rising interest rates during fiscal 2005, our interest income increased from $5.7 million for the year ended June 30, 2004, to $8.8 million for the year ended June 30, 2005.
      Our interest expense decreased significantly on a year-over-year basis. We carried our 6.5% Convertible Subordinated Notes due 2006 at a balance of $172.5 million through the quarter ended September 30, 2003. We redeemed the notes in full on December 12, 2003. As a result, in the year ended June 30, 2004, we incurred a cash charge of $4.8 million for a 2.79% call premium to redeem the notes prior to their scheduled maturity date, and we incurred a non-cash charge of $2.4 million to write off the remaining unamortized note issuance costs.
Gain on Investments (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$592	—	$—	—
      In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.
Income Tax Expense (000’s)

	June 30,

	2005		2004

		%		%
	$	Revenue	$	Revenue

Year ended	$25,040	34.9%	$1,195	10.2%
      Our federal statutory tax rate is 35%, and our overall blended statutory rate (federal, state and foreign combined) approached 39% without the benefit of tax planning strategies. Our effective rate of 34.9% for the year ended June 30, 2005, was lower than our blended statutory rate due to research and experimentation tax credits, tax-free municipal interest income and foreign tax credits recorded during the year. Our effective tax rate of 10.2% for the year ended June 30, 2004, was lower than our blended statutory rate due to research and experimentation tax credits and foreign tax credits, offset by the federal alternative minimum tax and the temporary suspension of state-level net operating loss carryover credits.

Years Ended June 30, 2004 and 2003
      The following table sets forth our total revenues for the years ended June 30, 2004 and 2003, respectively.
Total Revenues (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$606,464	$551,646	$54,818	9.9%
      Our total revenue growth of 9.9% was driven by 12% growth in our Electronic Commerce business, 6% growth in our Investment Services business and 4% growth in our Software business.
      Growth in our Electronic Commerce business was driven primarily by growth in transactions processed from approximately 434 million for the year ended June 30, 2003, to approximately 583 million for the year ended June 30, 2004. Additionally, revenue related to minimum guarantees from Microsoft and FDC increased in total by $9.0 million on a year-over-year basis. We have established pricing models that provide volume-based discounts to share scale efficiencies with our customers. As a result of significant transaction growth, our average revenue per transaction has declined by approximately 14% in our transaction-based revenue. Historically low interest rates throughout fiscal 2004 have also resulted in a dampening of revenue in our interest sensitive products such as ABT. Our June 22, 2004, acquisition of APS provided about $1.0 million of revenue in fiscal 2004.
      Growth in our Investment Services revenue was driven primarily by growth in the number of portfolios managed, from approximately 1.2 million as of June 30, 2003, to nearly 1.6 million as of June 30, 2004. Economic conditions throughout our fiscal year ended June 30, 2003 resulted in portfolios managed remaining essentially flat at 1.2 million for the year. As the stock market rebound progressed into our 2004 fiscal year, the number of portfolios we managed increased by about 100,000 per quarter. In some cases, new portfolios are being added to our APL system at a lower average price point, driven by a mix shift as increased volume comes from broker dealers at a lower price, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage.
      Growth in our Software business was driven primarily by our acquisition of HelioGraph in the quarter ended December 31, 2003. While our sales pipeline remains solid, customers continue to take longer to evaluate discretionary software purchases than in prior years.
      Across all segments of our business, for the year ended June 30, 2004, Bank of America generated total revenue of $119.0 million, which exceeded 10% of our consolidated revenues, and was the only customer that exceeds 10% of our total revenue in fiscal 2004. Our agreement with Bank of America has a ten year term, includes annual minimum guarantees of $50.0 million, and provides for tiered pricing which reflects the volume of activity provided by Bank of America.
      The following tables set forth comparative revenues, by type, for the years ended June 30, 2004 and 2003, respectively.
Processing and Servicing Revenue (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$530,205	$476,416	$53,789	11.3%
      We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed nicely, our increase in processing and servicing revenue has come primarily from the aforementioned growth in transactions processed in our Electronic Commerce business. While expected transaction volume diverted from CheckFree to in-house solutions by four large bank customers had dampened our growth during the transition, growth in the remainder of our Electronic Commerce business, including the addition of two large bank customers, outpaced diverted transactions. We delivered approximately 82 million e-bills in the year ended June 30, 2004, with an average price point of approximately $0.20 per e-bill, representing an increase of 156% over the 32 million bills delivered during the year ended June 30, 2003. Our commercial agreements with Microsoft and FDC, resulting from our acquisition of TransPoint in September 2000, include monthly minimum revenue guarantees consistent with other consumer service providers. The minimums for Microsoft and FDC increase annually over the five-year term of the agreements. We operated substantially below the minimum revenue levels with both, but as a result of the increased minimum levels, revenue from Microsoft and FDC grew by approximately $9.0 million on a year-over-year basis. Somewhat offsetting this growth has been a reduction in market demand for our ABT products. Finally, contract revisions with Bank of America late in the quarter ended December 31, 2003, along with other volume-based discounts inherent in our business, further reduced our processing and servicing revenue growth.
License Fee Revenue (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$23,931	$24,163	$(232)	(1.0)%
      Although the software market showed signs of recovery, potential customers continued to extend their evaluation period on discretionary software spending. Therefore, in spite of a strong sales pipeline and the addition of HelioGraph in November 2003, we incurred a slight decline in license fee revenue on a year-over-year basis.
Maintenance Fee Revenue (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$28,271	$25,733	$2,538	9.9%
      Maintenance fee revenue, which represents annually renewable product support for our software customers, is isolated to our Software business, and tends to grow with incremental license sales from previous periods. Our maintenance base grew as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all business units, as well as eight months of revenue from the acquisition of HelioGraph.
Other Revenue (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$24,057	$25,334	$(1,277)	(5.0)%
      Other revenue consists mostly of consulting and implementation fees across all three of our businesses. During our fiscal year ending June 30, 2003, we performed a custom software implementation project that generated a significant amount of consulting revenue that did not recur in our 2004 fiscal year.
      The following set of tables provides line-by-line expense comparisons with their relative percentages of our consolidated revenues for the years ended June 30, 2004 and 2003, respectively.
Cost of Processing, Servicing and Support (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$244,811	40.4%	$237,978	43.1%

      In Electronic Commerce, our electronic payment rate increased from 75% as of June 30, 2003, to 79% as of June 30, 2004. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. In addition to leveraging a significant fixed-cost processing infrastructure, we continued to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure to drive cost per transaction improvement.
Research and Development (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$66,288	10.9%	$52,717	9.6%
      Including capitalized development costs of $2.8 million for the year ended June 30, 2004, and $4.3 million for the year ended June 30, 2003, gross expenditures for research and development were $69.1 million, or 11.4% of consolidated revenues, for the year ended June 30, 2004, and were $57.0 million, or 10.3% of consolidated revenues for the year ended June 30, 2003. We continued to invest heavily in product enhancement and productivity improvement initiatives in all of our business segments, and we added moderate levels of research and development spending with the acquisition of HelioGraph.
Sales and Marketing (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$51,910	8.6%	$57,170	10.4%
      The decrease in sales and marketing costs, as a percentage of consolidated revenues, is due primarily to the fact that the predominance of our revenue growth took place in our Electronic Commerce business, which has less associated variable sales commissions. On an absolute dollar basis, we have incurred less general awareness marketing program expense in fiscal 2004 than we had in fiscal 2003. However, these expenses have historically fluctuated due to the nature and timing of various programs.
General and Administrative (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$45,759	7.5%	$39,030	7.1%
      The acquisition of HelioGraph in the quarter ended December 31, 2003, added approximately $0.8 million of new quarterly general and administrative costs to our cost base. In the quarter ended March 31, 2004, we incurred approximately $0.5 million of accrued costs associated with a closed facility in the Ann Arbor, Michigan area.
Depreciation and Amortization (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$177,582	29.2%	$226,638	41.1%
      Depreciation and amortization expense from operating fixed assets and internally capitalized product costs has decreased from $43.3 million for the year ended June 30, 2003, to $41.0 million for the year ended June 30, 2004. The remainder of our depreciation and amortization costs represents acquisition related amortization. The decrease in non-acquisition-related depreciation and amortization is the result of investments in replacement assets that carry lower costs than the assets they are replacing. The remaining reduction in depreciation and amortization is the result of lower acquisition-related intangible amortization from intangible assets that have fully amortized since last year, and the amortization of lower non-goodwill intangible assets balances resulting from impairment charges in the prior year.
In-Process Research and Development (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$324	0.1%	$—	—
      We recorded immaterial in-process research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003. There were no such costs associated with our acquisition of APS in June 2004.
Impairment of Intangible Assets (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$—	—	$10,228	1.8%
      Throughout fiscal 2004, there were no triggering events that caused us to evaluate the recovery of our intangible asset balances. In April 2004, we performed our annual evaluation of intangible asset recoverability and our tests provided no indication of possible impairment. Throughout fiscal 2003, there were no triggering events that caused us to evaluate the recoverability of our intangible asset balances. In April 2003, we performed our annual evaluation of intangible asset recoverability. Our initial tests indicated a potential impairment of goodwill in our CheckFree i-Solutions reporting unit. Our follow-up tests included an SFAS 86 recoverability test of our technology assets, which indicated no issues, and a SFAS 144 test, which resulted in an impairment of $4.2 million in one of our non-goodwill intangible assets. The final SFAS 142 test resulted in a further impairment of $6.0 million in our CheckFree i-Solutions goodwill balance for a total charge of $10.2 million.
Reorganization Charge (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$—	—	$1,405	0.2%
      Due primarily to our inability to sublease office space that was abandoned as a result of a prior reorganization, in the quarter ended June 30, 2003; we recorded $1.4 million of additional reorganization charges to true-up our estimates from the actions we initiated in fiscal 2002.
Equity in Loss of Joint Venture (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended	$(593)	(0.1)%	$—	—
      In April 2004, we announced a joint venture, OneVu, with Voca in the United Kingdom, designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom.

We provide 100% of OneVu’s necessary working capital requirements during its formative stage. The equity in net loss of joint venture represents our portion of the loss incurred by the joint venture since its inception.
Net Interest (000’s)

	June 30,

	2004		2003

		%		%
	$	Revenue	$	Revenue

Year ended:
Interest income	$5,697		$7,327
Interest expense	(5,944)		(12,975)
Call premium expense	(4,813)		—
Unamortized note issuance costs	(2,407)		—

Net interest	$(7,467)	(1.3)%	$(5,648)	(1.0)%

      Despite an increase in average cash and invested assets on a year-over-year basis, interest income declined as a result of lower average yields.
      Our interest expense decreased significantly on a year-over-year basis. We carried our 6.5% Convertible Subordinated Notes due 2006 at a balance of $172.5 million throughout the year ending June 30, 2003, and through the quarter ended September 30, 2003. We redeemed the notes in full on December 12, 2003. We incurred a cash charge of $4.8 million for a 2.79% call premium to redeem the notes prior to their scheduled maturity date, and we incurred a non-cash charge of $2.4 million to write off the remaining unamortized note issuance costs.
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
      On July 1, 2002, we adopted SFAS 142, which changed the accounting for goodwill and other intangible assets, as goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.
      As a result of the transitional impairment test, under SFAS 142, we determined that goodwill associated with our CheckFree i-Solutions reporting unit was impaired. We recorded an impairment charge of $2.9 million, net of tax, which is reflected as a cumulative effect of accounting change in our consolidated statement of operations for the year ended June 30, 2003.
Segment Information
      We evaluate the performance of our segments based on revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization, in-process research and development, and significant one-time charges. The following table sets forth revenues, operating income (loss) and certain other financial information by segment, for the periods noted:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Revenues:
Electronic Commerce	$580,696	$452,732	$405,373
Investment Services	96,064	86,270	81,562
Software	81,072	67,462	64,711

Total	$757,832	$606,464	$551,646

Segment operating income (loss):
Electronic Commerce	$207,796	$155,724	$115,539
Investment Services	18,638	19,911	21,062
Software	17,748	14,293	18,008
Corporate	(37,595)	(33,256)	(33,798)
Purchase accounting amortization:
Electronic Commerce	(130,175)	(132,699)	(175,028)
Investment Services	(604)	(819)	(2,300)
Software	(2,667)	(3,040)	(6,014)
Reorganization charge:
Electronic Commerce	(3,208)	—	(307)
Investment Services	(313)	—	68
Software	(1,876)	—	(1,183)
Corporate	(188)	—	17
Write off of capitalized software — Software	(1,039)	—	—
Impairment of intangible assets — Software	—	—	(10,228)
Impact of warrants — Electronic Commerce	—	—	644
In-process research and development — Software	—	(324)	—

Income (loss) from operations	$66,517	$19,790	$(73,520)

Years Ended June 30, 2005 and 2004

Electronic Commerce Segment Information:
                    Electronic Commerce Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$580,696	$452,732	$127,964	28.3%
      Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our walk-in payments business, an increase in e-bills distributed, and an increase in revenue from interest-sensitive products, such as ABT, somewhat offset by volume-based price increases.
      We offer two general levels of electronic billing and payment services to our customers — a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehousing, claims processing, e-bill, online proof of payment, various levels of customer care, and other aspects of our service. While a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, and includes our walk-in payment business. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT.
      A third category of revenue we simply refer to as “Other Electronic Commerce” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services and fees associated with the issuance of stored value cards.
      The following tables provide an historical trend of revenues, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce business over the periods presented:
Fiscal 2005:

	Quarter Ended

	6/30/05	3/31/05	12/31/04	9/30/04

	(In millions)
Full Service
Revenue	$110.1	$106.4	$102.4	$99.1
Active subscribers	7.8	7.4	6.9	6.4
Transactions processed	161.9	153.6	142.9	133.5
Payment Services
Revenue	$33.8	$32.4	$31.3	$30.5
Transactions processed	83.0	80.8	76.5	72.3
Other Electronic Commerce
Revenue	$8.9	$8.8	$8.4	$8.6
Totals
Electronic Commerce revenue	$152.8	$147.6	$142.1	$138.2
Transactions processed	244.9	234.4	219.4	205.8

Fiscal 2004:

	Quarter Ended

	6/30/04	3/31/04	12/31/03	9/30/03

	(In millions)
Full Service
Revenue	$96.2	$94.0	$91.8	$85.5
Active subscribers	5.9	5.5	5.0	4.6
Transactions processed	123.9	115.5	106.1	94.3
Payment Services
Revenue	$14.0	$12.8	$12.0	$11.9
Transactions processed	41.3	36.7	33.1	32.4
Other Electronic Commerce
Revenue	$8.3	$8.4	$8.7	$9.2
Totals
Electronic Commerce revenue	$118.4	$115.2	$112.5	$106.6
Transactions processed	165.2	152.2	139.2	126.7
      The primary driver behind the increase in Full Service revenue from $367.5 million for the year ended June 30, 2004, to $418.0 million for the year ended June 30, 2005, was 35% growth in Full Service transactions processed from 439.8 million for the year ended June 30, 2004, to 591.9 million for the year ended June 30, 2005. The impact of transaction growth was partially offset by general volume-based pricing tier discounts and particularly by a December 2003 revision to our contract with our largest customer, Bank of America, where subscriber pricing was replaced with transaction-based pricing including volume discounts commensurate with this customer’s volume. Since June 30, 2004, Full Service revenue per transaction has declined from $0.78 to $0.68 as of June 30, 2005.
      Payment Services revenue has increased substantially, from $50.7 million for the year ended June 30, 2004, to $128.0 million for the year ended June 30, 2005. In addition to growth in transactions processed from our existing customer base, the primary driver of the increase in revenue has been our acquisition of APS on June 22, 2004. This walk-in payments business contributed significant transaction volume at a per transaction rate substantially higher than our core Payment Services business. The addition of walk-in payments can be seen clearly in the increase in both revenue and transactions processed beginning in the quarter ended September 30, 2004, in the historical trends above.
                    Electronic Commerce Operating Income (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$207,796	$155,724	$52,072	33.4%
      Our ratio of electronic payments to total payments improved from 79% as of June 30, 2004, to 84% as of June 30, 2005. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. Due to continued improvement in quality and efficiency and the leverage we have experienced in our fixed cost base, we have realized a significant reduction in cost per transaction over the past year, which resulted in an increase in operating income. Despite our new walk-in payment operations providing a relatively low operating margin, the overall underlying operating margin in our Electronic Commerce business has increased from 34.4% for the year ended June 30, 2004, to 35.8% for the year ended June 30, 2005.

Investment Services Segment Information:

Investment Services Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$96,064	$86,270	$9,794	11.4%
      Revenue growth in Investment Services was driven primarily by an increase in portfolios managed, from about 1.6 million as of June 30, 2004, to 1.9 million as of June 30, 2005. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a mix shift toward lower-priced services, both of which we expect to result in lower revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. We have experienced renewed growth in portfolios, and as a result, we are cautiously optimistic about continued near-term portfolio growth.

Investment Services Operating Income (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$18,638	$19,911	$(1,273)	(6.4)%
      Our underlying operating margin has declined from 23.1% for the year ended June 30, 2004, to 19.4% for the year ended June 30, 2005, due primarily to additional spending on the enhanced operating system project, CheckFree EPLtm(Enhanced Portfolio Lifecycle), and an investment in resources designed to improve future operational quality standards through Six Sigma quality programs. We expect our future margin to remain around 20% until completion of CheckFree EPL.
Software Segment Information:

Software Revenue (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$81,072	$67,462	$13,610	20.2%
      In addition to incremental revenue provided from our acquisitions of HelioGraph in the quarter ended December 31, 2003, and Accurate in the quarter ended June 30, 2005, we experienced moderate revenue growth in our core ACH and reconciliation businesses during the year ended June 30, 2005. We believe this to be the combined result of improved execution within the division and early signs of recovery in the U.S. economy.

Software Operating Income (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$17,748	$14,293	$3,455	24.2%
      The increase in year-over-year operating income is due primarily to the acquisitions of HelioGraph and Accurate, but is partially dampened by a $1.6 million charge due to a loss on a services contract for a large customer during the year. Until higher margin license revenues begin to increase at a greater pace, we would expect operating margins to continue in the low 20% range.

     Corporate Segment Information:

Corporate Operating Loss (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$(37,595)	$(33,256)	$(4,339)	(13.0)%
      Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We have been able to leverage our corporate infrastructure by limiting additional costs primarily to increased regulatory efforts associated with Sarbanes-Oxley Section 404 compliance.
     Purchase Accounting Amortization:

Purchase Accounting Amortization (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$133,446	$136,558	$(3,112)	(2.3)%
      Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. Despite increased intangible amortization expenses in fiscal 2005 related to our APS and Accurate acquisitions, the decrease in year-over-year purchase accounting amortization is the result of older intangible assets that have fully amortized. We expect a significant decrease in purchase accounting amortization in fiscal 2006 as intangible assets resulting from our acquisition of BlueGill Technologies, Inc. from fiscal 2000 were completely amortized in the quarter ended June 30, 2005, and from our acquisition of TransPoint, as these become completely amortized in the quarter ended December 31, 2005.
     Reorganization Charge:

Reorganization Charge (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$5,585	$—	$5,585	—
      Late in the quarter ended June 30, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire quickly, and eliminating some others. As part of this action, we announced that our electronic billing and payment operations in Waterloo, Ontario, Canada, will move to Norcross, Georgia, and we expect to close the Canadian facility in October 2005. We do not expect to incur any additional significant charges in the future related to this action. These actions resulted in a charge of $5.6 million.
     Write off of Capitalized Software:

Write off of Capitalized Software (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$1,039	$—	$1,039	—
      As a result of our acquisition of Accurate in the quarter ended June 30, 2005, we recorded a charge of $1.0 million to write down the value of previously capitalized software due to redundancy between existing company products and those acquired.

     In-Process Research & Development:

In-Process Research & Development: (000’s)

	June 30,		Change

	2005	2004	$	%

Year ended	$—	$324	$(324)	—
      We recorded immaterial in-process research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003. There were no such costs associated with our acquisitions of either APS or Accurate.
Years Ended June 30, 2004 and 2003

Electronic Commerce Segment Information:

Electronic Commerce Revenue (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$452,732	$405,373	$47,359	11.7%
      Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, the addition of two large bank customers, an increase in e-bills distributed, and tiered TransPoint related revenue minimums, offset by contractual volume-based price discounts, four bank customers transferring transaction volume to in-house systems, and dampened demand for our ABT product offering.
      We offer two general levels of electronic billing and payment services to our customers — a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-bill, online proof of payment, various levels of customer care, and other aspects of our service. While a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT. A third category of revenue we simply refer to as “Other Electronic Commerce” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services.

      The following tables provide a historical trend of revenue, underlying transaction metrics and subscriber metrics, where appropriate, for our Electronic Commerce business over fiscal 2004 and fiscal 2003:
Fiscal 2004:

	Quarter Ended

	6/30/04	3/31/04	12/31/03	9/30/03

	(In millions)
Full Service
Revenue	$96.2	$94.0	$91.8	$85.5
Active subscribers	5.9	5.5	5.0	4.6
Transactions processed	123.9	115.5	106.1	94.3
Payment Services
Revenue	$14.0	$12.8	$12.0	$11.9
Transactions processed	41.3	36.7	33.1	32.4
Other Electronic Commerce
Revenue	$8.3	$8.4	$8.7	$9.2
Totals
Electronic Commerce revenue	$118.4	$115.2	$112.5	$106.6
Transactions processed	165.2	152.2	139.2	126.7
Fiscal 2003:

	Quarter Ended

	6/30/03	3/31/03	12/31/02	9/30/02

	(In millions)
Full Service
Revenue	$82.6	$81.5	$75.1	$71.6
Active subscribers	4.2	3.9	3.5	3.2
Transactions processed	87.5	80.3	74.9	67.2
Payment Services
Revenue	$12.3	$12.8	$13.9	$14.7
Transactions processed	32.7	31.6	30.1	29.5
Other Electronic Commerce
Revenue	$11.1	$10.3	$9.2	$9.7
Non-cash revenue impact of warrants	$—	$—	$—	$0.6
Totals
Electronic Commerce revenue	$106.0	$104.6	$98.2	$96.6
Transactions processed	120.2	111.9	105.0	96.7
   The primary drivers of the increase in Full Service revenue from fiscal 2003 to fiscal 2004, were growth in Full Service transactions processed of 42%, from 309.8 million for the year ended June 30, 2003, to 439.7 million for the year ended June 30, 2004, a $9.0 million increase in TransPoint revenue minimums on a year-over-year basis, and the addition of two large bank customers since June 30, 2003. Growth from the aforementioned sources has been offset by several factors. Since the quarter ended September 30, 2002, two large customers moved Full Service transaction volume to in-house systems. Both banks completed their moves by the quarter ended September 30, 2003. The combination of these moves, price tier discounts earned by our largest customer, Bank of America, during the preceding twelve months, additional discounts resulting from our previously mentioned contract amendment with Bank of America in the quarter ended December 31, 2003, and general tiered pricing declines across our customer base related to increasing transaction volumes, resulted in Full Service revenue per transaction declines from $1.00 for the year ended June 30, 2003, to $0.84 for the year ended June 30, 2004.
      In the Payment Services area, the primary driver of the revenue decline on a year-over-year basis has been the movement of transactions to in-house solutions by two large bank customers since the quarter ended September 30, 2002. The first bank completed its move by December 31, 2002, and the second by the quarter ended December 31, 2003. Growth in the remaining Payment Services businesses surpassed lost volume from these banks as quarterly revenue returned to prior year levels.
      The decline in Other Electronic Commerce revenue was due to the loss of a large Health and Fitness customer and less implementation revenue. Additionally, we recorded a non-cash addition to revenue of $0.6 million in the quarter ended September 30, 2002 related to a true-up of a previously recorded charge for warrants issued to a third party.

Electronic Commerce Operating Income (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$155,724	$115,539	$40,185	34.8%
      Our ratio of electronic payments to total payments improved from 75% as of June 30, 2003, to 79% as of June 30, 2004. Electronic payments carry a significantly lower variable cost per unit than paper payments and are far less likely to result in a costly customer care inquiry or claim. Due to our continued efforts toward the improvement of quality and efficiency and the leverage we experienced in our fixed cost base, we realized a reduction in our cost per transaction, which resulted in an increase in operating income.

Investment Services Segment Information:

Investment Services Revenue (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$86,270	$81,562	$4,708	5.8%
      Revenue derived from the volume of portfolios managed began to improve, after several quarters of relatively flat results. The total number of accounts managed increased from 1.2 million at June 30, 2002 to about 1.6 million at June 30, 2004. As the stock market improved, we saw growth in the number of portfolios managed. We provided certain incentives for customers to sign multi-year contracts and experienced a business mix shift toward lower priced services.

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

      With the acquisition of HelioGraph in November 2003, our efforts in Europe with an enterprise reconciliation solution, and new ACH software (marketed as PEP+ reACHtm) designed to take advantage of recent check conversion rules and regulations, we experienced an increase in software revenue since the year ended June 30, 2003. However, despite solid sales pipelines and an apparent improvement in economic conditions, customers continued to require an extended evaluation period prior to committing to discretionary software purchases.

Software Operating Income (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$14,293	$18,008	$(3,715)	(20.6)%
      The decrease in operating income on a year-over-year basis was due primarily to increased costs associated with the HelioGraph acquisition in November 2003. Additionally, we incurred approximately $0.5 million of accrued costs associated with a closed facility we were unable to sublease in the Ann Arbor, Michigan area.

Corporate Segment Information:

Corporate Operating Loss (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$(33,256)	$(33,798)	$542	1.6%
      Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continued to leverage our infrastructure costs in the face of increasing revenues.

Purchase Accounting Amortization:

Purchase Accounting Amortization (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$136,558	$183,342	$(46,784)	(25.5)%
      Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. The decrease in expense on a year-over-year basis was the result of intangible assets that had fully amortized since June 30, 2003, and the amortization of lower intangible asset balances resulting from impairment charges in the year ended June 30, 2003.

Impairment of Intangible Assets:

Impairment of Intangible Assets (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$—	$10,228	$(10,228)	—
      In the quarter ended June 30, 2003, we recorded charges totaling $10.2 million for the impairment of intangible assets. Our annual review for possible impairment of goodwill, as required by SFAS 142, resulted in a charge of $4.2 million for the impairment of our customer base intangible asset and another $6.0 million for the impairment of goodwill, both from intangible assets we established upon the acquisition of BlueGill Technologies, Inc. in April 2000.

     Reorganization Charge:

Reorganization Charge (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$—	$1,405	$(1,405)	—
      In the year ended June 30, 2003, we incurred a true-up reorganization charge of $1.4 million, due primarily to our inability to sub-lease vacated property we abandoned in a restructuring action in the year ended June 30, 2002. Because these activities were initiated prior to June 30, 2002, we accounted for these actions in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

Impact of Warrants:

Impact of Warrants (000’s)

	June 30,		Change

	2004	2003	$	%

Year ended	$—	$644	$(644)	—
      During the quarter ended June 30, 2002, we recorded a non-cash charge of $2.7 million against revenue resulting from the probable vesting of warrants issued to a third party. In the quarter ended September 30, 2002, the warrants vested. On the date of vesting, the fair value of our stock was lower than at June 30, 2002, when we calculated the initial charge. As a result, a true-up of the value of the warrants resulted in a credit to revenue of $0.6 million in the quarter ended September 30, 2002. The original charge, and the true-up credit, were based on a Black-Scholes valuation of the warrants and were accounted for as a net charge to revenue in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”
Liquidity and Capital Resources
      The following chart provides a summary of our consolidated statements of cash flows for the appropriate periods:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Net cash provided by operating activities	$206,095	$171,059	$157,793
Net cash used in investing activities	(215,855)	(103,415)	(61,172)
Net cash used in financing activities	(24,113)	(142,466)	(2,272)
Effect of exchange rate changes	313	296	—

Net increase (decrease) in cash and cash equivalents	$(33,560)	$(74,526)	$94,349

      As of June 30, 2005, we had $298.1 million of cash, cash equivalents and short-term investments on hand, and an additional $63.0 million in long-term investments. Our consolidated balance sheet reflects a current ratio of 2.7 and working capital of $337.5 million. Due primarily to processing efficiency improvement, we experienced a steady increase in net cash provided by operating activities over the past several years. For the year ended June 30, 2005, we generated $206.1 million of net cash provided by operating activities. We expect net cash provided by operating activities of approximately $215.0 million for our fiscal year ending June 30, 2006. Due to the payout of annual incentive bonuses and commissions, we expect net cash from operating activities to be relatively low in the quarter ending September 30, 2005. Our full year expected increase in net cash provided by operating activities in fiscal 2006 represents a modest increase over fiscal 2005 due to our becoming a full year cash basis tax payer in fiscal 2006. Considering our existing cash and invested asset balances, and expectations of net cash provided by operating activities in the near future, we believe we have sufficient cash to meet our presently anticipated requirements for the near term. Our board of directors has approved up to $60.0 million for the purpose of repurchasing shares of our common stock through July 31, 2006. To the extent we may require additional cash, we have access to an untapped $185.0 million revolving credit facility. If we do decide to borrow against this facility, borrowings are subject to periodic payments and bear interest at one of two rates, at our option, either Prime plus 0% to 1% or LIBOR plus 1% to 2%. In addition to customary covenants, which are not expected to significantly affect our operations, our credit facility does not allow the payment of cash dividends on our common stock. We have no immediate plans to borrow against the credit facility.
      From an investing perspective, we used $215.9 million of cash during the year ended June 30, 2005. We used $118.2 million for net purchases and sales of investments, $51.9 million (net of cash received) for the acquisition of Accurate, $33.9 million for capital expenditures, $4.4 million for the change in other assets, $3.0 million in the final settlement of working capital adjustments related to the acquisitions of HelioGraph and APS, $2.8 million for our investment in OneVu, and $1.7 million for the capitalization of software development costs.
      From a financing perspective, we used $24.1 million of cash during the year ended June 30, 2005. We used $33.5 million for the repurchase of 891,200 shares of our common stock and $5.1 million for principal payments under capital leases and other long-term obligations. We received $14.5 million in combined proceeds from the exercise of employee stock options and the purchase of our common stock under our employee stock purchase plan.
      While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of capital expenditures could change, we expect to generate as much as $170.0 million of free cash flow for the fiscal year ending June 30, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement assets and liabilities, less capital expenditures.
      Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We were in compliance with all covenants as of June 30, 2005, and do not anticipate any change in the foreseeable future.
      The following table represents a summary of our current contractual obligations and commercial commitments, which may assist in understanding expected cash commitments from various obligations we have entered into over time:

	Payments Due Year Ended June 30,

			2007 to	2009 to
Contractual Obligations	Total	2006	2008	2010	Thereafter

	(In thousands)
Operating leases	$102,879	$15,120	$24,970	$24,135	$38,654
Capital lease obligations	6	6	—	—	—
Other long-term obligations	42,385	12,377	28,295	1,500	213

Total contractual obligations	$145,270	$27,503	$53,265	$25,635	$38,867

      We anticipate that our cash flows from operations along with our line of credit facility will be sufficient to satisfy these obligations.
Use of Non-GAAP Financial Information
      We supplement our reporting of cash flow information determined in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) by using “free cash flow” in this Annual Report on Form 10-K as a measure to evaluate our liquidity. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts and less capital expenditures. We believe free cash flow provides useful information to management and investors in understanding our financial results and assessing our prospects for future performance. We also use free cash flow as a factor in determining long-term incentive compensation for senior management.
      We exclude the net change in settlement accounts from free cash flow because we believe this facilitates management’s and investors’ ability to analyze operating cash flow trends. In connection with our walk-in payment business, our consolidated balance sheet reflects settlement assets and settlement obligations. The settlement assets represent payment receipts in transit to us from agents, and the settlement obligations represent scheduled but unpaid payments due to billers. Balances in settlement accounts fluctuate daily based on deposit timing and payment transaction volume. These timing differences are not reflective of our liquidity, and thus, we exclude the net change in settlement accounts from free cash flow.
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
      Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.
      Our free cash flow for the years ended June 30, 2005, and June 30, 2004, is calculated as follows (in thousands):

	Year Ended June 30,

	2005	2004

Cash provided by operating activities	$206,095	$171,059
Excluding: Net change in settlement accounts	(153)	193
Less: Capital expenditures	(33,893)	(23,482)

Free cash flow	$172,049	$147,770

      Net cash used in investing activities for the years ended June 30, 2005 and June 30, 2004, was $215.9 million and $103.4 million, respectively. Net cash used in financing activities was $24.1 million for the year ended June 30, 2005 and $142.5 million for the year ended June 30, 2004.
      Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.
      In December 2004, the FASB issued a revision to SFAS 123. SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. Under our Associate Stock Purchase Plan as currently defined, the shares purchased by our employees on June 30 and December 31 of each year would be required to be recorded at fair value within our consolidated financial statements under the guidance of SFAS 123(R) as our Plan offers a discount in excess of 5%.
      On April 14, 2005, the Securities and Exchange Commission (“SEC”), announced the adoption of a new rule that amended the compliance date of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, beginning after June 15, 2005. For us, the amended effective date did not delay our adoption date. As a result, we will adopt this Statement in the first quarter of our fiscal year 2006 (quarter ending September 30, 2005) using the modified prospective method. We are still in the process of evaluating the impact that the adoption of SFAS 123(R) will have on our consolidated financial statements. However, we believe that upon adopting this Statement, we will record stock-based compensation expense of less than $5,000,000 during the quarter ending September 30, 2005.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not believe that the adoption of this Statement will have a significant impact on our consolidated financial statements.
      On July 20, 2001, the FASB issued SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the company’s intent to do so. Other intangibles are amortized over their useful lives.
      SFAS 142 became effective for us on July 1, 2002, and had the following impacts:

•	We reclassified approximately $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill.

•	After the reclassification above, goodwill was no longer amortized.

•	We performed a transitional impairment test as of July 1, 2002. This impairment test required that we (1) identified our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then the amount of any goodwill impairment was determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.
      We recorded a charge of $2,894,000 for impairment of goodwill associated with our acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions) upon our adoption of SFAS 142. This charge is reflected as a cumulative effect of accounting change in our consolidated statement of operations for the fiscal year ended June 30, 2003. Following the transitional impairment test, our goodwill balances are subject to annual impairment tests using the same process described above. Refer to Note 6 to our consolidated financial statements where the results of our annual impairment test are discussed.
Application of Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial condition and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
      Discussion with the Audit Committee of the Board of Directors. In determining which of our accounting policies and estimates warranted disclosure as critical in nature, our senior financial management team prepares an analysis of our accounting policies and reviews the policies in detail with our Audit Committee. After discussing the level of management judgment required to comply with our accounting policies, the Audit Committee agrees with us that the following accounting policies are deemed to be critical in nature and should be disclosed as such.
      Accounting for Goodwill. Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant goodwill balances. As of June 30, 2005, the balance of goodwill on our consolidated balance sheet totaled $656.2 million and is spread across our three business segments as follows:

•	Electronic Commerce of $581.2 million;

•	Software of $63.6 million; and

•	Investment Services of $11.4 million.
      In accordance with FAS 142, we periodically evaluate goodwill for impairment no less than annually by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The estimate of a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows, growth rates and weighted average cost of capital. Assumed growth rates generally ranged from 10% to 15% and varied by reporting unit based upon near and medium term growth opportunities. The assumed weighted average cost of capital approximated 12%. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. We have approximately $656.2 million of goodwill as of June 30, 2005, none of which is considered impaired, based on recent impairment testing. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to our financial statements.
      We perform our annual goodwill impairment review on April 30 of each year. No indicators of impairment were evident during our review for fiscal year 2005.
      Intangible Assets Exclusive of Goodwill. We have recorded intangible assets that were initially recognized as a result of business combinations. The intangible assets are amortized on a straight-line method over their estimated useful lives. We evaluate, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows expected to be generated from the use of the intangible asset. If an intangible asset is impaired, the asset is written down to fair value. Intangible assets are evaluated in light of actual results from operations and related cash flows to ensure that the carrying value of these intangible assets is recoverable. Significant changes in our results from operations could result in an impairment charge. We have approximately $184.6 million of intangible assets, exclusive of goodwill, as of June 30, 2005. Given the significance of intangibles, adverse changes to our operations could result in an impairment charge that could be material to the financial statements.
      Equity Instruments Issued to Customers. Within our Electronic Commerce segment, from time to time, we have determined it appropriate to issue warrants to certain of our customers to provide an incentive for them to achieve mutually beneficial long-term objectives. These objectives can take the form of performance against long-term growth targets, such as the number of the third-party’s customers that become active bill paying subscribers of our service or the number of bills distributed electronically to the third party’s customers. Accounting standards for these types of warrants require us to record a charge when it becomes probable that the warrants will vest. For milestone-based warrants the amount of the charge would be the fair value of the portion of the warrants earned by the customer based on their progress towards achieving the milestone(s) required to vest in the warrants. At each reporting date, we would determine the current fair value of the portion of the warrants previously earned and true-up the charges previously recorded. In addition, we would record a charge for the fair value of the additional portion of the warrants earned during that period, again based on the customer’s progress towards the vesting milestones. This would continue until the warrants vest, at which time a final fair value is determined and the charge is adjusted accordingly. At the time we issued these warrants, accounting standards in place indicated that the charge for these type warrants be recorded as an expense. Since then, the EITF issued EITF 01-09. This guidance became effective for financial statements issued after December 15, 2001, and is retroactively applied to existing equity instruments previously issued. It requires that the charge for the fair value of these types of warrants be recorded against revenue up to the cumulative amount of revenue recognized for a customer instead of to expense as was previously the case. Management must use judgment in determining when the vesting of a warrant becomes probable. As of June 30, 2005, we had five million unvested warrants outstanding that expire in October 2010 that could potentially result in a charge against our revenue that could be material to our financial statements.
      Income Taxes and Deferred Income Taxes. Like most companies, domestic and foreign tax authorities periodically audit our income tax returns. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for probable reversals. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved. The ultimate resolution of these matters may exceed or be below the amount we have recorded as a reserve. As of June 30, 2005, we have $46.0 million of deferred income tax assets recorded on our consolidated balance sheet, $10.4 million of which are recorded in the current asset section of our consolidated balance sheet, and $35.6 million of which are recorded in the long term asset section of our consolidated balance sheet, and $5.0 million of long-term deferred tax liabilities in accordance with GAAP. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. If we were to record a deferred tax benefit valuation allowance, it would have the effect of increasing our tax expense thereby decreasing our net income and decreasing our deferred tax asset balance on our consolidated balance sheet. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding the expected future revenues and expenses in each of our business segments. In addition, we must assume that tax laws will not change sufficiently enough to materially impact the expected tax liability associated with our expected taxable income. As of June 30, 2005, we have determined that it was more likely than not that certain of our foreign tax credits and state net operating loss carry forwards would not be utilized in the future. Accordingly, we established a valuation allowance in the amount of $2.7 million to reduce our net tax credit carry forwards to their estimated net realizable value. While our current projections indicate we will be able to fully utilize our remaining deferred income tax benefits, should competitive pressures or other business risks result in a significant variance to our projected taxable income, we could be required to establish a valuation allowance for our remaining deferred tax asset balances.
      Investments. A large portion of our investments is reflected at fair value in our consolidated balance sheets based on quoted market prices or estimates from independent pricing services. Changes in estimated future cash flows or an issuer’s credit quality will result in changes in fair value estimates. Fixed maturity securities classified as available-for-sale are carried at fair value and the impact of changes in fair value are recorded as an unrealized gain or loss in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet. In addition, fixed maturity securities are subject to our review to identify when a decline in value is other-than-temporary. Factors we consider in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline, generally greater than six months; the reasons for the decline in value; whether it is a credit event or whether it is interest rate related; our ability and intent to hold the investment for a period of time that will allow for a recovery in value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in our consolidated statement of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.
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
      With the acquisition of BlueGill Technologies, Inc. in April 2000, we obtained operations in Canada, and with the acquisitions of HelioGraph in November 2003, and Accurate in April 2005, we now maintain multiple offices in the United Kingdom, as well as offices in Luxembourg and Australia. In June 2005, we announced our plans to close our operations in Canada effective October 2005. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Canadian dollar as the functional currency for Canada, the Euro as the functional currency for Luxembourg and the Australian dollar as the functional currency for Australia. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange and other similar instruments.
      While our international sales represented approximately two percent of our consolidated revenues for the year ended June 30, 2005, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
      Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
      As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate sensitive revenue. As of June 30, 2005, we entered into interest rate swap transactions totaling $125.0 million.
      The swaps are designated as cash flow hedges, and they are recorded in our consolidated balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $1.2 million. The decline in fair value of the swap would also result in a decrease in net cash inflows from our interest rate swaps.
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
      The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm and our Consolidated Financial Statements as of June 30, 2005 and 2004, and for each of the years in the three year period ended June 30, 2005, follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
CheckFree Corporation
Norcross, Georgia
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that CheckFree Corporation and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control overfinancial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CheckFree Corporation as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2005, and the consolidated financial statement schedule listed in the index at Item 15, and our report dated September 2, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
Atlanta, Georgia
September 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CheckFree Corporation and Subsidiaries
Norcross, Georgia
We have audited the accompanying consolidated balance sheets of CheckFree Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audit also included the financial statement schedule, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CheckFree Corporation and Subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Atlanta, Georgia
September 2, 2005

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

	2005	2004

	(In thousands, except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,272	$134,832
Settlement assets	73,675	82,520
Investments	196,805	73,197
Accounts receivable, net	122,158	85,217
Accounts receivable, related parties	5,775	26,632
Prepaid expenses and other assets	26,258	14,727
Deferred income taxes	10,407	49,129

Total current assets	536,350	466,254
PROPERTY AND EQUIPMENT, Net	89,273	91,912
OTHER ASSETS:
Capitalized software, net	6,175	11,512
Goodwill	656,174	612,971
Strategic agreements, net	147,448	271,390
Other intangible assets, net	30,935	21,670
Investments	62,996	68,344
Other noncurrent assets	4,600	4,396
Deferred income taxes	35,648	—
Investment in joint venture	317	483

Total other assets	944,293	990,766

Total assets	$1,569,916	$1,548,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,444	$12,234
Settlement obligations	73,919	82,611
Accrued liabilities	72,189	67,211
Current portion of long-term obligations	476	4,192
Deferred revenue	40,793	36,193

Total current liabilities	198,821	202,441
ACCRUED RENT AND OTHER	4,324	4,313
DEFERRED INCOME TAXES	4,967	17,492
CAPITAL LEASE AND LONG-TERM OBLIGATIONS — Less current portion	25,389	25,504
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock — 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock — 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,257,704 and 90,164,926 shares, respectively	903	902
Additional paid-in-capital	2,469,184	2,471,062
Unearned compensation	(6,168)	—
Accumulated other comprehensive loss	(2,251)	(728)
Accumulated deficit	(1,125,253)	(1,172,054)

Total stockholders’ equity	1,336,415	1,299,182

Total liabilities and stockholders’ equity	$1,569,916	$1,548,932

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2005	2004	2003

	(In thousands, except share and
	per share data)
REVENUES:
Processing and servicing:
Third parties	$635,353	$488,705	$397,435
Related parties	33,000	41,500	78,981

Total processing and servicing	668,353	530,205	476,416
License fees	28,458	23,931	24,163
Maintenance fees	31,265	28,271	25,733
Other	29,756	24,057	25,334

Total revenues	757,832	606,464	551,646

EXPENSES:
Cost of processing, servicing and support	297,256	244,811	237,978
Research and development	82,550	66,288	52,717
Sales and marketing	70,054	51,910	57,170
General and administrative	59,272	45,759	39,030
Depreciation and amortization	176,598	177,582	226,638
In-process research and development	—	324	—
Impairment of intangible assets	—	—	10,228
Reorganization charge	5,585	—	1,405

Total expenses	691,315	586,674	625,166

INCOME (LOSS) FROM OPERATIONS	66,517	19,790	(73,520)
OTHER:
Equity in net loss of joint venture	(2,984)	(593)	—
Interest income	8,810	5,697	7,327
Interest expense	(1,094)	(13,164)	(12,975)
Gain (loss) on investments	592	—	(3,228)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	71,841	11,730	(82,396)
INCOME TAX EXPENSE (BENEFIT)	25,040	1,195	(33,106)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	46,801	10,535	(49,290)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(2,894)

NET INCOME (LOSS)	$46,801	$10,535	$(52,184)

BASIC INCOME (LOSS) PER SHARE:
Income (loss) before cumulative effect of accounting change	$0.52	$0.12	$(0.56)
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss) per share	$0.52	$0.12	$(0.59)

Weighted average number of shares	90,767,054	89,869,760	88,807,069

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) before cumulative effect of accounting change	$0.50	$0.11	$(0.56)
Cumulative effect of accounting change	—	—	(0.03)

Net income (loss) per share	$0.50	$0.11	$(0.59)

Weighted average number of shares	92,914,597	91,864,490	88,807,069

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of	Number of	Common	Additional
	Shares of	Shares of	Stock	Paid-In
	Common Stock	Treasury Stock	at Par	Capital

	(In thousands, except share data)
BALANCE — JUNE 30, 2002	88,085,894	—	$881	$2,435,310
Net loss	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—
Total comprehensive loss
Stock options and warrants exercised	532,841	—	5	6,942
Tax benefit associated with exercise of stock options and warrants	—	—	—	1,550
Employee stock purchases	257,533	—	3	3,291
401(k) match	402,102	—	4	3,225
Return of restricted stock	(12,000)	—	—	(300)
Impact of warrants	—	—	—	(644)

BALANCE — JUNE 30, 2003	89,266,370	—	893	2,449,374
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—
Unrealized gain on foreign currency translation	—	—	—	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income
Stock options exercised	571,844	—	6	7,150
Tax benefit associated with exercise of stock options	—	—	—	2,621
Employee stock purchases	176,868	—	2	3,299
401(k) match	149,844	—	1	6,213
Equity-based compensation	—	—	—	2,405

BALANCE — JUNE 30, 2004	90,164,926	—	902	2,471,062
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—
Unrealized loss on foreign currency translation	—	—	—	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income
Stock options exercised	710,396	—	7	10,200
Tax benefit associated with exercise of stock options	—	—	—	4,028
Employee stock purchases	165,098	—	2	3,995
Treasury shares acquired	—	(891,200)	—	—
Treasury shares retired	(891,200)	891,200	(9)	(33,451)
401(k) match	108,484	—	1	3,069
Unearned compensation	—	—	—	8,721
Amortization of unearned compensation	—	—	—	—
Equity-based compensation	—	—	—	1,560

BALANCE — JUNE 30, 2005	90,257,704	—	$903	$2,469,184

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated
	Other	Treasury			Total
	Comprehensive	Stock	Unearned	Accumulated	Stockholders’
	Income (Loss)	At Cost	Compensation	Deficit	Equity

	(In thousands, except share data)
BALANCE — JUNE 30, 2002	$—	$—	$(125)	$(1,130,405)	$1,305,661
Net loss	—	—	—	(52,184)	(52,184)
Unrealized gain on available-for-sale securities, net of tax	471	—	—	—	471

Total comprehensive loss					(51,713)
Stock options and warrants exercised	—	—	—	—	6,947
Tax benefit associated with exercise of stock options and warrants	—	—	—	—	1,550
Employee stock purchases	—	—	—	—	3,294
401(k) match	—	—	—	—	3,229
Return of restricted stock	—	—	125	—	(175)
Impact of warrants	—	—	—	—	(644)

BALANCE — JUNE 30, 2003	471	—	—	(1,182,589)	1,268,149
Net income	—	—	—	10,535	10,535
Unrealized loss on available-for-sale securities, net of tax	(709)	—	—	—	(709)
Unrealized gain on foreign currency translation	54	—	—	—	54
Unrealized loss on cash flow hedges, net of tax	(544)	—	—	—	(544)

Total comprehensive income					9,336
Stock options exercised	—	—	—	—	7,156
Tax benefit associated with exercise of stock options	—	—	—	—	2,621
Employee stock purchases	—	—	—	—	3,301
401(k) match	—	—	—	—	6,214
Equity-based compensation	—	—	—	—	2,405

BALANCE — JUNE 30, 2004	(728)	—	—	(1,172,054)	1,299,182
Net income	—	—	—	46,801	46,801
Unrealized loss on available-for-sale securities, net of tax	(174)	—	—	—	(174)
Unrealized loss on foreign currency translation	(800)	—	—	—	(800)
Unrealized loss on cash flow hedges, net of tax	(549)	—	—	—	(549)

Total comprehensive income					45,278
Stock options exercised	—	—	—	—	10,207
Tax benefit associated with exercise of stock options	—	—	—	—	4,028
Employee stock purchases	—	—	—	—	3,997
Treasury shares acquired	—	(33,460)	—	—	(33,460)
Treasury shares retired	—	33,460	—	—	—
401(k) match	—	—	—	—	3,070
Unearned compensation	—	—	(8,721)	—	—
Amortization of unearned compensation	—	—	2,553	—	2,553
Equity-based compensation	—	—	—	—	1,560

BALANCE — JUNE 30, 2005	$(2,251)	$—	$(6,168)	$(1,125,253)	$1,336,415

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$46,801	$10,535	$(52,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss of joint venture	2,984	593	—
Depreciation and amortization	176,598	177,582	226,638
Deferred income tax benefit	(13,701)	(12,930)	(35,147)
Impairment of intangible assets	—	—	10,228
Impact of warrants	—	—	(644)
(Gain) loss on investments	(592)	—	3,228
Equity-based compensation	8,193	5,569	—
Cumulative effect of accounting change	—	—	2,894
Net loss on disposition of property and equipment	277	487	471
Write off of in-process research and development	—	324	—
Write off of convertible notes issuance costs	—	2,407	—
Change in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	153	(193)	—
Accounts receivable	(11,994)	(12,874)	6,404
Prepaid expenses and other	(6,211)	3,495	(2,604)
Accounts payable	(1,750)	11	(344)
Accrued liabilities and other	4,238	(2,308)	4,720
Deferred revenue	1,099	(1,639)	(5,867)

Net cash provided by operating activities	206,095	171,059	157,793

INVESTING ACTIVITIES:
Purchase of property and software	(33,893)	(23,482)	(24,324)
Proceeds from sale of assets	—	—	580
Capitalization of software development costs	(1,706)	(2,817)	(4,296)
Purchases of investments — Held-to-maturity	—	(511)	(38,522)
Proceeds from maturities of investments — Held-to-maturity	—	34,253	118,527
Purchases of investments — Available-for-sale	(380,672)	(240,919)	(137,921)
Proceeds from maturities of investments — Available-for-sale	262,704	255,972	24,936
Purchase of other investments	(223)	(74)	(152)
Proceeds from other investments	26	11	—
Decrease in restricted investments	—	3,000	—
Purchase of businesses, net of cash acquired	(54,934)	(122,322)	—
Investment in joint venture	(2,818)	(1,212)	—
Changes in other assets	(4,339)	(5,314)	—

Net cash used in investing activities	(215,855)	(103,415)	(61,172)

FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(5,108)	(5,575)	(12,212)
Proceeds from stock options exercised	10,207	7,156	6,947
Proceeds from employee stock purchase plan	4,248	3,453	2,993
Treasury shares acquired	(33,460)	—	—
Redemption of convertible notes	—	(172,500)	—
Increase in long-term deposits	—	25,000	—

Net cash used in financing activities	(24,113)	(142,466)	(2,272)

Effect of exchange rate changes on cash and cash equivalents	313	296	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,560)	(74,526)	94,349
CASH AND CASH EQUIVALENTS:
Beginning of period	134,832	209,358	115,009

End of period	$101,272	$134,832	$209,358

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
All references to “we,” “us” and “our” in this Annual Report on Form 10-K mean CheckFree Corporation and all entities owned or controlled by CheckFree Corporation, except where it is made clear that the term only means the parent company.
Organization — CheckFree Corporation is the parent company of CheckFree Services Corporation (“CheckFree Services”), the principal operating company of our business. CheckFree Services was founded in 1981 and is a leading provider of financial electronic commerce products and services. See Note 20 for a description of our business segments.
Principles of Consolidation — The accompanying consolidated financial statements include the results of our operations and the results of our wholly owned subsidiaries. Our majority owned subsidiary, CheckFree Management Corporation, merged into CheckFree Services Corporation effective June 30, 2004. We have eliminated all significant intercompany transactions.
Use of Estimates — The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during our reporting period. Our actual results could differ from those estimates.
Cash and Cash Equivalents — We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.
Investments — We have certain investments in marketable debt securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Beginning with the quarter ended September 30, 2002, we started investing in available-for-sale securities. Our available-for-sale investments are recorded at fair value and changes in fair value are recorded as unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet.
We have certain other investments in venture capital investment portfolio funds as well as equity and debt securities that are accounted for under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. We periodically evaluate whether declines in fair value of our other investments are other-than-temporary. In performing this evaluation, we consider various factors including any decline in market price, where available, the investee’s financial condition, results of operations, operating trends and other financial ratios.
We have received equity instruments in connection with agreements with certain partners. In such cases, our initial cost was determined based on the estimated fair value of the equity instruments received. Subsequent changes in the fair value of these equity instruments are accounted for in accordance with the investment policies described above.
During April 2004, we formed a joint venture, EBPP, Ltd., with Voca, Limited in the United Kingdom, known as OneVu Limited (“OneVu”). OneVu is designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. During the fiscal years ended June 30, 2005 and 2004, we invested $2,818,000 and $1,212,000, respectively, in the joint venture. We have completed the funding of our initial commitment of approximately $3,150,000 and continued to contribute an additional $880,000 towards our final commitment of $3,150,000 to the joint venture. We provide 100% of OneVu’s necessary working capital requirements during its formative stage. We are accounting for the investment in OneVu under the equity method.

Settlement Assets and Obligations — Amounts receivable from our agents and clients, as well as amounts payable to our agents and clients associated with our walk-in payment services, are classified as settlement assets and obligations. The majority of these assets and obligations result from timing differences between our agents collecting funds from the consumers making the payments and depositing the funds collected into our bank accounts. Settlement assets and obligations arise due to our reporting of transactions to our clients prior to fulfilling the payment obligation.
Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist of cash, investments and trade accounts receivable. Excess cash is invested through banks, mutual funds and brokerage houses primarily in highly liquid securities. We have investment policies and procedures that limit any concentration of credit risk with single issuers. With respect to accounts receivable, we do not generally require collateral and believe that any credit risk is substantially mitigated by the nature of our customers and reasonably short collection terms. We maintain reserves for potential credit losses on customer accounts when deemed necessary.
Derivative Financial Instruments — On July 1, 2000, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended, which requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through our consolidated statement of operations. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
During fiscal year 2004, we amended our investment policy to allow for the use of derivative financial instruments in certain instances. This change was implemented to manage the variability of cash flows related to interest rate sensitive portions of processing and servicing revenue. We do not enter into derivative financial instruments for speculative or trading purposes.
Property and Equipment — Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives as follows: land improvements, building and building improvements, 15 to 30 years; computer equipment, software and furniture, 18 months to seven years. Equipment under capital leases is amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the leases. Leasehold improvements are amortized over the lesser of the estimated useful lives or remaining lease periods.
Capitalized Software — Capitalized software includes purchased technology associated with acquisitions and capitalized internal development costs. Purchased technology is initially recorded based on the fair value ascribed at the time of acquisition. Internal development costs are capitalized in accordance with the provisions of either SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” (“SFAS 86”) or Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). We determine whether software costs fall under the provisions of SFAS 86 or SOP 98-1 and account for them as follows:

•	SFAS 86 — Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86. Capitalized software costs are amortized on a product-by-product basis using either the estimated economic life of the product on a straight-line basis over three to five years, or the current year gross product revenue to the current and anticipated future gross product revenue, whichever produces the greater annual amortization. Unamortized software development costs in excess of estimated future net realizable values from a particular product are written down to estimated net realizable value.

•	SOP 98-1 — Software costs incurred in the preliminary project stage are expensed as incurred. Software costs incurred after the preliminary project stage is complete, we have committed to the project, and it

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

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting.
Other intangibles represent identifiable intangible assets purchased in connection with business combinations. The costs of identified intangible assets are generally amortized on a straight-line basis over periods from eight months to ten years.
We perform our annual goodwill impairment review on April 30 of each year. No indicators for impairment were evident during our review for fiscal year 2005.
Impairment of Long-Lived Assets — In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), effective July 1, 2002, we review long-lived assets for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required (normally measured by the expected present value technique). During the year ended June 30, 2003, we performed a review of certain of our long-lived assets, determined that certain assets were impaired and recorded a charge of $4,245,000 related to the impairment of other intangible assets within our consolidated statement of operations (see Note 6 for a description of this review).
Transaction Processing — In connection with the timing of our financial transaction processing, we are exposed to credit risk in the event of nonperformance by other parties, such as returns. We utilize credit analysis and other controls to manage our credit risk exposure. We also maintain a reserve for future returns. This reserve is included in accounts receivable on our consolidated balance sheet.
Comprehensive Income (Loss) — We report comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income.” This Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, applicable to us are unrealized gains or losses of available-for-sale securities and derivative instruments, as well as unrealized foreign currency translation differences. Beginning with the quarter ended September 30, 2002, we started investing in available-for-sale securities, and during fiscal year 2004, we amended our investment policy to allow for the use of derivative financial instruments in certain instances. As of June 30, 2005, unrealized foreign currency translation losses of $746,000, gross unrealized gains of $88,000 offset by gross unrealized losses of $958,000 from our available-for-sale securities, net of deferred taxes of $458,000, and unrealized loss on interest rate swaps of $1,481,000, net of deferred taxes of $388,000, have been recorded in accumulated other comprehensive income loss, a component of stockholders’ equity of our consolidated balance sheet.
Stock-Based Compensation — We account for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Accordingly, we are not required to record compensation expense when stock options are granted to employees as long as the exercise price is not less than the fair market value of the stock when the option is granted. Also, we are not required to record compensation expense when common stock is granted under our Associate Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offer period. In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allowed us to continue to follow APB 25’s guidelines, but required pro-forma disclosures of net income (loss) and net income (loss) per share as if we had adopted the provisions SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement 123,” (“SFAS 148”) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 required prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB Opinion 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. These disclosure requirements were effective for us in the third quarter of fiscal year 2003. We continue to account for stock-based compensation under the provisions of APB 25 using the intrinsic value method.
Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended June 30,

	2005	2004	2003

Net income (loss), as reported	$46,801	$10,535	$(52,184)
Stock-based compensation included in net income (loss)	3,677	1,828	(175)
Stock-based compensation under SFAS 123	(9,281)	(16,589)	(27,764)

Pro forma net income (loss)	$41,197	$(4,226)	$(80,123)

Pro forma earnings (loss) per share:
Basic and diluted	$0.45	$(0.05)	$(0.90)

Stock-Related Transactions With Third Parties — We account for stock warrants issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Under the provisions of EITF 96-18, because none of the agreements have a disincentive for non-performance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9, which became effective for us during the quarter ended March 31, 2002, requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.
Basic and Diluted Earnings (Loss) Per Share — We report basic and diluted earnings (loss) per share in accordance with the provisions of SFAS 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings (loss) per common share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted per common share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding.
Foreign Currency Translation — The U.S. dollar is the functional currency for most of our businesses. Significant operations with a local currency as functional currency include operations in the United Kingdom, Canada, European Union, and Australia. Foreign currency denominated assets and liabilities for these operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet. Realized gains and losses from currency exchange transactions are recorded in operating expenses in our consolidated statements of operations and were not material to our consolidated results of operations for fiscal years 2005, 2004 and 2003.

Revenue Recognition — Our sources of revenue and methodology of recognition is as follows:

•	Processing and servicing — Processing and servicing includes revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. We recognize revenues when the services have been performed. Certain customer agreements include minimum monthly revenue commitments to us and, of those agreements; some have provisions that allow these minimum commitments to be credited against future services, as defined. We defer any portion of the minimum revenue commitments that we expect to be credited against future services until the future services are performed or the credits expire unused. Our estimate of minimums to be credited against future services is primarily based on customer specific historical experience and volume and growth experience with other customers. Transaction fees related to our walk-in payment operations are recorded gross of agent commissions if we are required to invoice our customers for such fees and remit the commission to our agents.
As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to the applicable merchants. These revenues, which are generated from trust account balances not included on our consolidated balance sheets, are included in our processing and servicing revenues and totaled $26,648,000, $14,813,000 and $20,258,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

•	License fees — We recognize revenues on software transactions in accordance with SOP 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the terms and conditions in the contract. In accordance with the provisions of SOP 97-2, revenues from software license agreements are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been shipped, provided that no significant obligation remains under the contract. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor costs incurred to total estimated labor costs to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.

•	Maintenance fees — We recognize maintenance fee revenues ratably over the term of the related contractual support period, generally 12 months.

•	Other — Other revenues consists primarily of consulting and training services. We recognize consulting revenues as services are performed and training revenues are recognized upon delivery of the related services.
Our customers are billed in accordance with contract terms. Maintenance is generally billed on an annual basis. We record any unrecognizable portion of billed fees as deferred revenue until such time as revenue recognition is appropriate. Credit losses, if any, are contemplated in the establishment of the allowance for doubtful accounts.
Advertising Costs — We expense advertising costs as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs.” Advertising expense for the years ended June 30, 2005, 2004 and 2003 were $6,064,000, $3,632,000 and $3,227,000, respectively. Advertising expenses are included in sales and marketing costs in our consolidated statements of operations.
Income Taxes — We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
Business Segments — We report information about our business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Statement defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. See Note 20 for our segment information.
Related Parties — We consider certain entities to be related parties as defined by SFAS 57, “Related Party Disclosures,” based on the ability to appoint a member of the board of directors as well as the level of share ownership. Based on these criteria, Microsoft Corporation (“Microsoft”) is considered a related party in each of the three years in the period ending June 30, 2005. First Data Corporation (“FDC”) was considered a related party until the beginning of our quarter ended September 30, 2004. Bank of America was considered a related party from October 2000 to January 2003.
Recent Accounting Pronouncements — In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.
In December 2004, the FASB issued a revision to SFAS 123. SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), supersedes APB 25 and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. Under our Associate Stock Purchase Plan as currently defined, the shares purchased by our employees on June 30 and December 31 of each year would be required to be recorded at fair value within our consolidated financial statements under the guidance of SFAS 123(R) as our Plan currently offers a discount in excess of 5%.
On April 14, 2005, the Securities and Exchange Commission (“SEC”), announced the adoption of a new rule that amended the compliance date of SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, beginning after June 15, 2005. For us, the amended effective date did not delay our adoption date. As a result, we will adopt this Statement in the first quarter of our fiscal year 2006 (quarter ending September 30, 2005) using the modified prospective method. We are still in the process of evaluating the impact that the adoption of SFAS 123(R) will have on our consolidated financial statements. However, we believe that upon adopting this Statement, we will record stock-based compensation expense of less than $5,000,000 during the quarter ending September 30, 2005.
In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. We do not believe that the adoption of this Statement will have a significant impact on our consolidated financial statements.
On July 20, 2001, the FASB issued SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. In addition, it requires application of the provisions of SFAS 142 for goodwill and other intangible assets related to any business combinations completed after June 30, 2001, but prior to the adoption date of SFAS 142. SFAS 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of the company’s intent to do so. Other intangibles are amortized over their useful lives.
SFAS 142 became effective for us on July 1, 2002, and had the following impacts:

•	We reclassified approximately $1,350,000 of unamortized workforce in place intangible assets, net of the associated deferred income taxes, into goodwill.

•	After the reclassification above, goodwill was no longer amortized.

•	We performed a transitional impairment test as of July 1, 2002. This impairment test required that we (1) identified our reporting units, (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeded its fair value, then the amount of any goodwill impairment was determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities.
We recorded a charge of $2,894,000 for impairment of goodwill associated with our acquisition of BlueGill Technologies, Inc. (currently referred to as CheckFree i-Solutions) upon our adoption of SFAS 142. This charge is reflected as a cumulative effect of accounting change in our consolidated statement of operations for the fiscal year ended June 30, 2003. Following the transitional impairment test, our goodwill balances are subject to annual impairment tests using the same process described above. Refer to Note 6 where the results of our annual impairment test are discussed.
Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal year 2005 presentation.

NOTE 2.	ACQUISITIONS

Accurate Software Limited
In April 2005, we completed our acquisition of Accurate Software Limited (“Accurate”) for approximately $56,982,000 in cash, subject to certain post-closing adjustments. We completed the acquisition of Accurate to further solidify our leadership in financial software and services, expand our global presence and client base, and drive continued product innovation in operational risk management solutions for banks, securities and corporations. Accurate, a United Kingdom-based provider of reconciliation, exception management, workflow and business intelligence solutions, is part of our Software Division. We treated this acquisition as a purchase for accounting purposes, and, accordingly, we recorded assets and liabilities based on their fair market values at the date of the acquisition. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $40,882,000, not deductible for tax purposes. As a direct result of our acquisition of Accurate, we recorded a charge in the amount of $1,039,000 to write down the value of previously capitalized software due to technology redundancy. This charge is included in depreciation and amortization within our consolidated statement of operations for the year ended June 30, 2005. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible
	Asset	Useful Life

Customer relationships	$11,000	6 yrs
Current technology	1,860	2 to 5 yrs
Covenants not to compete	2,490	1 yr
Tradenames	2,026	1.5 to 3 yrs
The effect of our acquisition of Accurate during fiscal year 2005 was not material to us.

American Payment Systems, Inc.
In June 2004, we completed our acquisition of American Payment Systems, Inc. (“APS”) from its parent corporation UIL Holdings, for approximately $109,013,000 in cash. We completed the acquisition to penetrate a part of the electronic billing and payment market in which we had not materially previously participated. APS is part of our Electronic Commerce Division and a leading provider of walk-in payments to the estimated 20% of United States of America consumers who do not typically rely on bank products and services. We treated this acquisition as a purchase for accounting purposes, and, accordingly, we recorded assets and liabilities based on their fair market values at the date of the acquisition. Based on the purchase price allocation, we recorded goodwill of approximately $77,501,000, deductible for tax purposes. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible
	Asset	Useful Life

Customer relationships	$10,790	3 to 6 yrs
Current technology	2,230	4 to 5 yrs
Covenants not to compete	1,250	4 to 5 yrs
Money transfer licenses	1,700	1 yr
Tradenames	2,650	2 to 10 yrs

HelioGraph, Ltd.
In November 2003, we completed our acquisition of HelioGraph, Ltd. (“HelioGraph”) for approximately $18,756,000 in cash. The acquisition added a financial transactions management solution with straight through processing and financial messaging expertise to our reconciliation suite of products, in addition to expanding our international presence. HelioGraph is part of CheckFree Financial and Compliance Solutions, a business unit within our Software Division. In connection with our acquisition of HelioGraph, we recorded a charge of $324,000 for purchased in-process research and development. The acquisition was treated as a purchase for accounting purposes, and, accordingly, we recorded the assets and liabilities based on their fair market values at the date of the acquisition. Based on the purchase price allocation, we recorded goodwill of approximately $14,560,000, not deductible for tax purposes. The values ascribed to acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible
	Asset	Useful Life

Customer relationships	$520	5 yrs
Covenants not to compete	410	3 yrs
Current technology	880	4 to 5 yrs
Tradenames	110	3 yrs
The effects of these acquisitions made by us during fiscal year 2004 were not material individually or in the aggregate.

NOTE 3.	INVESTMENTS
Our investments consist of the following (in thousands):

	June 30,

	2005	2004

Available-for-sale	$347,895	$243,526
Other investments	918	725
Less: amounts classified as cash equivalents	89,012	102,710

Total investments	$259,801	$141,541

Available-for-Sale — The following is a summary of our available-for-sale investment securities
(in thousands):

	Cost or	Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Values

June 30, 2005:
Corporate bonds	$59,211	$9	$(167)	$59,053
Asset-backed securities	21,470	25	(95)	21,400
Collateralized mortgage obligations	11,404	26	(224)	11,206
Commercial paper	2,760	—	—	2,760
U.S. Government and federal agency obligations	46,382	2	(241)	46,143
Municipal bonds	74,208	12	(17)	74,203
Money market and mutual funds and other	103,152	—	—	103,152
Mortgage pass-through securities	30,178	14	(214)	29,978

Available-for-sale investments	348,765	88	(958)	347,895
Less: amounts classified as cash equivalents	89,012			89,012

Net available-for-sale investments	$259,753	$88	$(958)	$258,883

June 30, 2004:
Corporate bonds	$44,853	$196	$(293)	$44,756
Asset-backed securities	20,511	89	(107)	20,493
Collateralized mortgage obligations	5,072	1	(194)	4,879
Commercial paper	7,146	—	—	7,146
U.S. Government and federal agency obligations	40,699	55	(184)	40,570
Municipal bonds	4,770	—	—	4,770
Money market and mutual funds	98,588	—	—	98,588
Mortgage pass-through securities	22,264	108	(48)	22,324

Available-for-sale investments	243,903	449	(826)	243,526
Less: amounts classified as cash equivalents	102,710			102,710

Net available-for-sale investments	$141,193	$449	$(826)	$140,816

The fair value of available-for-sale securities is based on quoted market values or estimates from independent pricing services.
We have determined that the unrealized losses in our available-for-sale investments, comprised of 135 and 95 securities, are deemed to be temporary impairments as of June 30, 2005 and 2004, respectively.

We believe that the unrealized losses generally are caused by increases in market interest rates rather than adverse changes in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We believe that the investment’s full principal will be returned to us at maturity.
The following table summarizes the aggregate amount of cost or amortized cost, gross unrealized losses, and estimated fair values of our investments classified as available-for-sale as of June 30, 2005 and 2004 (in thousands):

	Cost or	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Values

June 30, 2005:
Corporate bonds	$21,270	$(167)	$21,103
Asset-backed securities	14,663	(95)	14,568
Collateralized mortgage obligations	9,849	(224)	9,625
U.S. Government and federal agency obligations	45,321	(241)	45,080
Municipal bonds	11,595	(17)	11,578
Mortgage pass-through securities	21,979	(214)	21,765

Impaired available-for-sale investments	$124,677	$(958)	$123,719

June 30, 2004:
Corporate bonds	$27,549	$(293)	$27,256
Asset-backed securities	5,386	(107)	5,279
Collateralized mortgage obligations	4,825	(194)	4,631
U.S. Government and federal agency obligations	34,811	(184)	34,627
Mortgage pass-through securities	11,733	(48)	11,685

Impaired available-for-sale investments	$84,304	$(826)	$83,478

The following table summarizes the unrealized losses on our available-for-sale investment securities for which other-than-temporary impairments have not been recognized as of June 30, 2005 and 2004 (in thousands):

	Less than		Equal or Greater than
	12 Months Impaired		12 Months Impaired
					Total	Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

June 30, 2005:
Corporate bonds	$11,227	$(66)	$9,876	$(101)	$21,103	$(167)
Asset-backed securities	12,385	(69)	2,183	(26)	14,568	(95)
Collateralized mortgage obligations	6,193	(47)	3,432	(177)	9,625	(224)
U.S. Government and federal agency obligations	13,328	(85)	31,752	(156)	45,080	(241)
Municipal bonds	11,578	(17)	—	—	11,578	(17)
Mortgage pass-through securities	21,563	(212)	202	(2)	21,765	(214)

Impaired available-for-sale investments	$76,274	$(496)	$47,445	$(462)	$123,719	$(958)

	Less than		Equal or Greater than
	12 Months Impaired		12 Months Impaired
					Total	Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

June 30, 2004:
Corporate bonds	$19,163	$(142)	$8,093	$(151)	$27,256	$(293)
Asset-backed securities	2,203	(16)	3,076	(91)	5,279	(107)
Collateralized mortgage obligations	—	—	4,631	(194)	4,631	(194)
U.S. Government and federal agency obligations	34,627	(184)	—	—	34,627	(184)
Mortgage pass-through securities	11,685	(48)	—	—	11,685	(48)

Impaired available-for-sale investments	$67,678	$(390)	$15,800	$(436)	$83,478	$(826)

The following table summarizes the contractual maturities of our debt securities classified as available-for-sale investments using estimated fair values as of June 30, 2005 (in thousands):

	Contractual Maturities

			After Five
		After One Year	Years
	Within One	through Five	through Ten	After Ten
	Year	Years	Years	Years

Corporate bonds	$45,143	$13,910	$—	$—
Asset-backed securities	—	18,264	961	2,175
Collateralized mortgage obligations	—	1,251	1,541	8,414
U.S. Government and federal agency obligations	7,129	39,014	—	—
Municipal bonds	11,578	—	—	62,625
Mortgage pass-through securities	815	724	680	27,759

Total debt securities classified as available-for-sale investments	$64,665	$73,163	$3,182	$100,973

The following table summarizes the contractual maturities of our debt securities classified as available-for-sale investments as of June 30, 2005 (in thousands):

	Cost or
	Amortized	Estimated
	Cost	Fair Values
Contractual Maturities
Due in one year or less	$65,166	$64,665
Due after one year through five years	73,522	73,163
Due after five years through ten years	3,184	3,182
Due after ten years	100,981	100,973

Total	$242,853	$241,983

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the quarter ended March 31, 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of

June 30, 2005, we had approximately $79,150,000 in auction rate securities. As of June 30, 2004, we did not have such investments.
In 2005, we sold available-for-sale investments of approximately $262,704,000. We recognized gross gains of $4,000 and gross losses of $40,000 on those sales. In 2004, we sold available-for-sale investments of approximately $255,972,000. We recognized gross gains of $247,000 and gross losses of $484,000 on those sales. In 2003, we sold available-for-sale securities of approximately $24,936,000 and recognized no gross gains or losses on those sales.
The amount of the net unrealized holding gains or (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) as of June 30, 2005, 2004 and 2003 was $(412,000), $(238,000), and $471,000, respectively. The amount of losses reclassified out of accumulated other comprehensive income (loss) into earnings for the fiscal years ended June 30, 2005, 2004 and 2003 were $24,000, $210,000, and $0, respectively. We use the specific identification method to determine the basis on which the cost of a security is sold or the amount that we reclassify out of the accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, into earnings.
In the quarter ended March 31, 2005, we recorded a $592,000 gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.
In April 2004, we transferred all of our held-to-maturity investments to the available-for-sale category. We determined that we no longer had the positive intent to hold our investment in securities classified as held-to-maturity for an indefinite period of time due to our desire to have more flexibility in managing our investment portfolio. The securities transferred had a total amortized cost of $43,769,000, fair value of $43,842,000 and unrealized gross gains of $514,000 and unrealized gross losses of $441,000 at the time of the transfer. The net unrealized gain of $73,000 was recorded within the accumulated other comprehensive income (loss), a component of our stockholder’s equity of our consolidated balance sheet, at the time of transfer. As a result of the reclassification, SFAS 115 prohibits us from classifying securities as held-to-maturity for two years following the transfer.
Other investments — We account for other investments under the cost method. Our other investments include common stock, warrants and venture capital initiatives. The common stocks and warrants consist of preferred stock warrants in a non-publicly traded electronic billing related company. The fair value of our investments was approximately $110,000 as of June 30, 2005 and 2004.
Our venture capital investments are in early to mid-stage financial solutions and technology companies. We have made a commitment to invest $1,000,000 and $4,000,000 in two separate venture capital initiatives. Actual contributions are made at the point in time a specific company in which venture capital will be invested is identified. The fair value of our venture capital initiative with a $1,000,0000 commitment was approximately $721,000 and $615,000 as of June 30, 2005 and 2004. The fair value of our venture capital initiative with a $4,000,0000 commitment was approximately $87,000 and $0 as of June 30, 2005 and 2004.
During the year ended June 30, 2003, we recorded losses on certain of our other investments. The losses were the result of our evaluation of any other-than-temporary decline in the fair value of these investments. In performing this evaluation, we considered various factors including any decline in market price, where available, the investee’s financial condition, results of operations, operating trends and other financial ratios. Based on these factors, we recorded a loss of $3,228,000 within our consolidated statement of operations for the year ended June 30, 2003.
Pledged investments — We have pledged certain available-for-sale investments as collateral for payments due under our operating leases and have three standby letters of credit related to our operating leases. In conjunction with our operating leases, the total amount of our collateralized available-for-sale investments and standby letters of credit at June 30, 2005 and 2004 was approximately $2,953,000 and $3,866,000, respectively. The standby letters of credit associated with our operating leases expire at various dates through April 2006 but automatically renew yearly through the underlying lease expiration dates. Our operating leases expire at various dates through February 2014. We had classified a deposit in the amount of $3,000,000 as a restricted investment as of June 30, 2003 until the lease associated with such deposit expired during fiscal year 2004.

NOTE 4.	ACCOUNTS RECEIVABLE
The components of our accounts receivable consist of the following (in thousands):

	June 30,

	2005	2004

Trade accounts receivable	$114,238	$102,706
Unbilled trade accounts receivable	3,729	4,336
Other receivables	12,537	5,641

Total	130,504	112,683
Less: allowance for doubtful accounts	2,571	834

Accounts receivable, net	$127,933	$111,849

Trade accounts receivable represents amounts billed to our customers. We recognize revenues and bill customers under service agreements as we perform services. Unbilled trade accounts receivable result primarily from extended payment terms not in excess of one year on software license agreements. For software contracts, we recognize revenues under the provisions of SOP 97-2 as described in Note 1, and unbilled amounts under those software contracts are billed on specific dates according to contractual terms. Other receivables are comprised primarily of interest receivable. The allowance for doubtful accounts represents our estimate of uncollectible accounts receivable.

NOTE 5.	PROPERTY AND EQUIPMENT
The components of our property and equipment are as follows (in thousands):

	June 30,

	2005	2004

Land and land improvements	$4,944	$4,944
Building and building improvements	51,928	51,390
Computer equipment and software licenses	235,863	206,946
Furniture and equipment	21,589	20,781

Total	314,324	284,061
Less: accumulated depreciation	225,051	192,149

Property and equipment, net	$89,273	$91,912

      Depreciation expense totaled $37,502,000, $35,520,000 and $36,631,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 6.	GOODWILL AND OTHER INTANGIBLE ASSETS
Impairment of Intangible Assets
Upon adoption of SFAS 142, we performed a transitional impairment test and recorded a charge of $2,894,000 for impairment of goodwill. The transitional impairment charge is reflected as a cumulative effect of accounting change in our consolidated statement of operations for the year ended June 30, 2003.

During the fourth quarter of the fiscal year ended June 30, 2003, we performed our annual impairment review for goodwill and other intangible assets. The conditions which gave rise to indications of impairment during the year ended June 30, 2002, continued to be present during the year ended June 30, 2003. As a result of our assessment, we recorded a charge of $10,228,000, which represents a SFAS 142 goodwill impairment of $5,983,000 and a SFAS 144 impairment of other intangible assets of $4,245,000 both related to our CheckFree i-Solutions reporting unit. This amount is included in impairment of intangible assets in our consolidated statement of operations.
In April 2005, we completed our acquisition of Accurate and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $40,882,000.
In June 2004, we completed our acquisition of APS and, based on the purchase price allocation, we recorded goodwill of approximately $74,957,000. In December 2004, we made a final purchase price adjustment of $3,277,000. We recorded $733,000 of deferred tax assets related to our final purchase price adjustments.
In November 2003, we completed our acquisition of HelioGraph and, based on the purchase price allocation, we recorded goodwill of approximately $14,783,000. In December 2004, we received a refund of an escrow deposit resulting in a final purchase price adjustment of $223,000.
As of June 30, 2005 and 2004, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total

Balance as of June 30, 2003	$503,738	$8,106	$11,387	$523,231
Goodwill acquired	74,957	14,783	—	89,740

Balance as of June 30, 2004	578,695	22,889	11,387	612,971
Goodwill acquired	2,544	40,659	—	43,203

Balance as of June 30, 2005	$581,239	$63,548	$11,387	$656,174

The components of our various amortized intangible assets are as follows (in thousands):

	June 30,

	2005	2004

Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	33,226	31,519

Total	200,684	198,977
Less: accumulated amortization	194,509	187,465

Capitalized software, net	$6,175	$11,512

Strategic agreements:
Strategic agreements(1)	$744,423	$744,424
Less: accumulated amortization	596,975	473,034

Strategic agreements, net	$147,448	$271,390

Other intangible assets:
Tradenames	$52,754	$50,728
Customer base	57,068	46,068
Current technology	4,090	2,230
Money transfer licenses	1,700	1,700
Covenants not to compete	5,350	2,860

Total	120,962	103,586
Less: accumulated amortization	90,027	81,916

Other intangible assets, net	$30,935	$21,670

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
Amortization of intangible assets totaled $139,096,000, $142,062,000 and $190,007,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2006	$53,749
2007	32,733
2008	31,015
2009	29,462
2010	28,822

NOTE 7.	ACCRUED LIABILITIES
The components of our accrued liabilities are as follows (in thousands):

	June 30,

	2005	2004

Compensation and benefits	$33,156	$37,953
Reorganization reserves	5,356	732
Other	33,677	28,526

Total	$72,189	$67,211

NOTE 8.	FINANCING AGREEMENTS
In August 2003, our wholly owned subsidiaries, CheckFree Services and Bastogne, Inc., a bankruptcy-remote, special purpose entity (“Bastogne”), entered into a Master Agreement with SunTrust Bank, Atlanta, Georgia (“SunTrust”) with respect to activities in our Electronic Commerce Division. Under this Master Agreement, SunTrust provides us with Automated Clearing House (“ACH”) and other electronics funds transfer services, on behalf of Bastogne in connection with the receipt, investment, custody and transmission of subscriber funds. In addition, SunTrust Bank and its affiliates provide us with various deposit accounts and investment accounts and services to Bastogne. CheckFree Services provides processing and administrative services to Bastogne to facilitate transactions under the Master Agreement.
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
Line of Credit — We have a senior secured revolving credit facility that provides us with up to $185,000,000 in revolving credit loans, including swingline loans and the issuance of letters of credit. Our revolving credit facility matures in August 2007 and borrowings are subject to periodic payments and bear interest at one of two rates, at our option, either Prime plus 0% to 1% or LIBOR plus 1% to 2%. In addition to containing customary covenants, which are not expected to significantly affect our operations, our secured revolving credit facility does not allow for the payment of cash dividends on our common stock. We had no outstanding balance under our secured revolving credit facility as of June 30, 2005 and 2004 and were in compliance with all debt covenants.

NOTE 9.	CONVERTIBLE SUBORDINATED NOTES
On November 29, 1999, we issued $172,500,000 of 6.5% convertible subordinated notes that were due on December 1, 2006. In December 2003, we redeemed the notes. The $172,500,000 principal amount, along with a call premium of $4,813,000, was paid in cash. In addition, we incurred a non-cash charge of $2,407,000 due to the write off of the remaining unamortized bond issuance costs. These amounts are included in interest expense for the year ended June 30, 2004. Interest on the notes was payable on June 1 and December 1 of each year, commencing on June 1, 2000. Interest expense on the notes for the years ended June 30, 2004, and 2003, was $7,755,000 and $12,023,000, respectively. There was no interest expense on the notes during fiscal year 2005 as the notes were redeemed during the fiscal year 2004.

NOTE 10.	CAPITAL LEASE AND OTHER LONG-TERM OBLIGATIONS
We lease certain equipment under capital leases and purchase certain software licenses under long-term agreements. We are required to pay certain taxes, insurance and other expenses related to the leased property.
The components of our capital leases included in our consolidated balance sheets are as follows (in thousands):

	June 30,

	2005	2004

Equipment and software licenses	$13,583	$19,962
Less: accumulated depreciation and amortization	8,310	8,764

Property under capital leases, net	$5,273	$11,198

Future minimum lease payments required by our capital lease commitments are not material to us as of June 30, 2005.
Additionally, we have purchased software licenses under agreements with extended payment terms. Total amounts due under these agreements are as follows (in thousands):

Fiscal Year Ending June 30,
2006	$498
2007	407
2008	32

Total future minimum lease payments	937
Less: amount representing interest	78

Net future minimum payments	$859

On April 2, 2004, we received a $25,000,000 deposit from a customer in connection with a contract modification relating to the timing of transaction settlements. The agreement has an initial term of four years and automatically renews thereafter unless terminated with 180 days notice. During the term of the agreement, we are required to pay the customer a variable rate of interest on a monthly basis equal to the then current overnight repurchase agreement rate. The deposit is reflected as a long-term liability in our consolidated balance sheets. There are no restrictions on the deposit, and the funds are available to us for general use. The deposit will be refunded to our customer upon termination of the agreement.

NOTE 11.	COMMITMENTS AND CONTINGENCIES
Operating Leases — We lease office space and equipment under operating leases. Certain leases contain renewal options and generally provide that we are required to pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the lease. Total expense under all operating lease agreements for the years ended June 30, 2005, 2004 and 2003 was $19,895,000, $23,500,000 and $23,917,000, respectively.
Future minimum rental payments on June 30, 2005 under these leases are as follows (in thousands):

Fiscal Year Ending June 30,
2006	$15,120
2007	12,794
2008	12,176
2009	12,322
2010	11,813
Thereafter	38,654

Future minimum lease payments	$102,879

We have pledged certain available-for-sale investments as collateral for payments due under our operating leases and have three standby letters of credit related to our operating leases. In conjunction with our operating leases, the total amount of our collateralized available-for-sale investments and standby letters of credit at June 30, 2005 and 2004 was approximately $2,953,000 and $3,866,000, respectively. The standby letters of credit associated with our operating leases expire at various dates through April 2006 but automatically renew yearly through the underlying lease expiration dates. Our operating leases expire at various dates through February 2014. We had classified a deposit in the amount of $3,000,000 as a restricted investment as of June 30, 2003 until the lease associated with such deposit expired during fiscal year 2004.
Guarantees — In connection with our MSFDC, L.L.C. (“TransPoint”) acquisition, we entered into commercial agreements with Microsoft and FDC to provide payment processing services. These agreements included minimum guaranteed revenue commitments totaling $180,000,000 over five years. The monthly minimum commitments from Microsoft and FDC increase over the five year term of the agreements. Currently, Microsoft and FDC are each operating substantially below their minimum monthly commitments and we do not expect these customers to increase their activity such that they would operate above the minimum commitments prior to the expiration of the commercial agreements.
FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The following is a summary of agreements that we have determined to be within the scope of FIN 45:

(1)	We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for 90 days. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated liabilities related to these agreements are not material.

(2)	CheckFree Services guarantees the obligations of one of its wholly owned subsidiaries. See Note 8.
We have entered into the following guarantees related to our walk-in payment operations. The transmittal of consumer funds for three customers is guaranteed. We have issued bonds and letters of credit totaling $21,500,000 on behalf of consumers in the event that consumer funds are not remitted to billers. Historically, payments made related to us settling claims under these arrangements have not been significant. As a result, we believe the estimated fair value of any unsettled claims is nominal. Accordingly, we have no liabilities recorded for these arrangements as of June 30, 2005.
Litigation — We are party to a number of other claims and lawsuits that are incidental to our business. In our opinion, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

NOTE 12.	CAPITAL STOCK
On November 1, 2000, our stockholders approved an increase in the number of authorized shares from 165,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, $.01 par value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. The preferred stock may be issued in one or more series and may be established with such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as our board of directors may determine without further stockholder approval. No preferred shares have been issued through
June 30, 2005.
In January 1997, our board of directors declared a dividend distribution of Preferred Share Purchase Rights (“Rights”) to protect our stockholders in the event of an unsolicited attempt to acquire us. On February 14, 1997, the Rights were issued to our stockholders of record, with an expiration date of 10 years. Until a person or group acquires 15% or more of our common stock, the Rights will automatically trade with our shares of common stock. Only when a person or group has acquired 15% or more of our common stock, will the Rights become exercisable and separate certificates issued. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of our common stock, the Rights are redeemable for $.001 per Right at the option of our board of directors.

NOTE 13.	TRANSACTIONS INVOLVING EQUITY INSTRUMENTS
Employee Plans
During 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”). The options granted under the 1995 Plan may be either incentive stock options or non-statutory stock options. The terms of the options granted under the 1995 Plan are at the sole discretion of a committee of members of our board of directors, not to exceed ten years. Generally, options vest at either 33% or 20% per year from the date of grant. The 1995 Plan originally provided us with the ability of granting options for not more than 5,000,000 shares of common stock to certain of our key employees, officers and directors. In November 1998 and again in November 2000, the 1995 Plan was amended by a vote of our shareholders to extend the maximum option grants to not more than 8,000,000 shares and not more than 12,000,000 shares, respectively. Options granted under the 1995 Plan are exercisable according to the terms of each option, however, in the event of a change in control or merger as defined, the options shall become immediately exercisable.
In November 2002, our stockholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At June 30, 2005, there were 3,566,456 additional shares available for grant under the 2002 Plan.
In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, we are entitled to a tax deduction. The tax benefit of the deduction is not reflected in our consolidated statements of operations but is reflected as an increase in additional paid-in capital.
The following table summarizes the activity under our 1995 and 2002 Plans, including restricted stock from July 1, 2002 to June 30, 2005:

	Year Ended

	June 30, 2005		June 30, 2004		June 30, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding — Beginning of period	5,657,281	$25.07	7,236,216	$31.72	8,084,673	$34.25
Granted	571,669	8.10	661,529	17.13	1,195,168	15.89
Exercised	(731,661)	14.12	(571,844)	12.51	(533,263)	13.01
Cancelled	(355,041)	21.24	(1,668,620)	55.07	(1,510,362)	39.37

Outstanding — End of period	5,142,248	$25.11	5,657,281	$25.07	7,236,216	$31.72

Options exercisable at end of period	3,793,662	$28.81	3,494,088	$28.82	3,972,477	$37.79
Weighted average per-share fair value of options granted during the year		$22.28		$21.10		$12.25

The following table summarizes information about our stock options and restricted stock outstanding as of June 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average
					Weighted
		Remaining			Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Options	Life	Price	Options	Price

$ 0.00 — $ 15.00	1,816,756	4.5	$10.31	1,039,505	$13.69
$15.01 — $ 30.00	1,549,635	6.7	21.02	1,073,614	19.03
$30.01 — $ 60.00	1,685,732	5.3	40.56	1,590,418	41.00
$60.01 — $ 90.00	—	—	—	—	—
$90.01 — $120.00	90,125	4.5	104.50	90,125	104.50

	5,142,248		$25.11	3,793,662	$28.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 2005, 2004 and 2003, respectively: dividend yield of 0% in all periods; expected volatility of 55%, 61% and 95%; risk-free interest rates of 3.15%, 2.95% and 3.47%; and expected lives of three to six years.
On August 6, 2004, we granted 341,837 shares of restricted stock related to a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Plan and recorded unearned compensation of $8,721,000 within stockholders’ equity during the year ended June 30, 2005. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. We recorded an expense of approximately $2,553,000 for the year ended June 30, 2005 related to the vesting of the restricted stock.
In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer, and we will issue approximately 153,000 shares of restricted stock under the 2002 Plan on or about July 17, 2006. We recorded an expense of $2,112,000 and $2,994,000 for the years ended June 30, 2005 and 2004, respectively, for cash payments made and the vesting of restricted stock units. There was no financial impact to us for the year ended June 30, 2003. On July 19, 2004, we issued 51,143 shares relating to the portion of the Tender Offer that vested on July 17, 2004. In total, 80,588 shares actually vested, of which 29,445 shares were retained by us to fund the employee’s payroll taxes associated with the vesting. On July 19, 2005, we issued 42,756 shares relating to the portion of the Tender Offer that vested on July 17, 2005. In total, 67,174 shares actually vested, of which 24,418 shares were retained by us to fund the employee’s payroll taxes associated with the vesting.
Under our 1997 Associate Stock Purchase Plan, effective for the six-month period beginning January 1, 1997, we are authorized to issue up to 1,000,000 shares of our common stock to our full-time employees, nearly all of whom are eligible to participate. In November 2002, our stockholders approved an increase in the number of shares reserved and available for sale under our 1997 Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares. Under the terms of the Associate Stock Purchase Plan, our employees can choose, every six months, to have up to 15% of their salary withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Participation in the plan by eligible employees has ranged from 25% to 50% in any given six-month period. Under the Plan, we issued 67,204 shares in July 2005, 92,805 in January 2005, 72,293 in July 2004, 74,952 in January 2004, 98,741 in July 2003 and 128,033 in January 2003 from our employees’ salary withholdings from the respective previous six-month period. As of June 30, 2005, there are 791,983 shares available for future issuance to our employees under our Associate Stock Purchase Plan. On June 13, 2005, we amended our Associate Stock Purchase Plan to remove the look-back feature.
Following is a summary of the weighted average fair market value of the look-back feature estimated on the grant date using the Black-Scholes option pricing model, and the related assumptions used:

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2005	2004	2004	2003	2003	2002
Fair value of options	$9.27	$7.61	$7.56	$8.46	$7.73	$5.08
Assumptions:
Risk-free interest rate	2.6%	1.7%	1.0%	1.0%	1.2%	1.8%
Expected life	3 months	3 months	3 months	3 months	3 months	3 months
Volatility	33.9%	33.5%	43.7%	53.8%	107.9%	71.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
In January 1997, our board of directors approved an amendment to our 401(k) plan, which authorized up to 1,000,000 shares of our common stock to be used by us to match our employee contributions to our 401(k) plan. Our board of directors authorized an additional 1,000,000 shares of our common stock for the matching contribution in November 2002. We issued 108,484 shares in August 2004, 149,844 shares in August 2003 and 402,102 shares in August 2002 to fund our 401(k) match that had accrued during the years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2005, there were 965,469 shares available for future contributions to our 401(k) plan. In August 2005, we issued 82,242 shares to fund the employer contribution of our 401(k) plan for fiscal year ended June 30, 2005.
Stock Related Transactions With Third Parties — In October 2000, we completed an agreement to acquire various electronic billing and payment assets from Bank of America in exchange for 10,000,000 shares of our common stock, $35,000,000 in cash and warrants to acquire an additional 10,000,000 shares of our common stock. In connection with a December 2003 modification of the terms of our processing services agreement with Bank of America, the amount of shares available under the warrants was reduced to 5,000,000. Bank of America has the ability to earn warrants for up to 5,000,000 shares, 3,000,000 of which vest upon achievement of specific levels of active subscriber adoption of electronic billing and payment services and 2,000,000 of which vest upon achievement of specific levels of electronic bills delivered, as defined. The warrants have a strike price of $32.50. At the time that vesting of a portion of these warrants becomes probable, we will record a charge for the fair value of the portion of the warrants earned to date based on Bank of America’s progress towards achieving the milestones set forth in the agreement. We will continue to record a charge each period for any additional portion of the warrants earned, plus any change in fair value of the cumulative amount of warrants earned to date, up to the point in time that the milestones are achieved and actual vesting occurs. Any charge associated with these warrants will be recorded as a reduction of revenue up to the aggregate amount of revenue received from Bank of America.
In October 1999, we entered into an agreement with one of our customers. Under the terms of the agreement, the customer purchased 250,000 shares of our common stock and has been issued warrants on 1,000,000 shares. All warrants reflect a strike price of $39.25 and became exercisable on September 15, 2002. During the quarter ended June 30, 2002, vesting of the warrants for 1,000,000 shares became probable. As such, we recorded a non-cash charge to revenues of $2,748,000 for the fair value of the portion of the warrants earned through June 30, 2002 based on a Black-Scholes option pricing model valuation. At September 15, 2002, upon actual vesting, we determined the final fair value of the 1,000,000 warrants taking into consideration the market value of our stock at that date. During the quarter ended September 30, 2002, we recorded a non-cash increase in revenue of $644,000, reflecting the portion of the warrants earned during the quarter and the final fair value of the 1,000,000 warrants that vested on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation.

In January 1998, we entered into a ten-year processing agreement with a strategic partner. Under the terms of the agreement, the partner acquired ten-year warrants exercisable at $20 15/16 for 10,000,000 shares of our common stock. 3,000,000 warrants vested upon the execution of a related processing outsourcing agreement on March 9, 1998. During the year ended June 30, 2001, the strategic partner’s business was dissolved, and therefore, does not have the ability to earn any of the remaining 7,000,000 warrants. During each of the fiscal years ended June 30, 2000 and 2001, the strategic partner exercised 750,000 of the vested warrants and 1,500,000 remain outstanding at June 30, 2005.

NOTE 14.	EARNINGS (LOSS) PER SHARE
The following table reconciles the differences in earnings (loss) per share and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

	Year Ended June 30, 2005			Year Ended June 30, 2004			Year Ended June 30, 2003

	Net Income	Shares	Earnings	Net Income	Shares	Earnings	Net Loss	Shares	Loss
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share

Basic EPS	$46,801	90,767	$0.52	$10,535	89,870	$0.12	$(52,184)	88,807	$(0.59)

Effective of dilutive securities:
Options and warrants	—	2,148		—	1,994		—	—

Diluted EPS	$46,801	92,915	$0.50	$10,535	91,864	$0.11	$(52,184)	88,807	$(0.59)

Anti-dilution provisions of SFAS 128 require consistency between diluted per-common-share amounts and basic per-common-share amounts in loss periods. Had we recognized net income, an additional 3,567,000 of in-the-money options and warrants would have been included in the diluted earnings per share calculation for the year ended June 30, 2003. Using the treasury stock method prescribed by SFAS 128, this would have increased our diluted shares outstanding by 747,000 for the year ended June 30, 2003.
Our diluted weighted average common shares outstanding for the years ended June 30, 2005, 2004 and 2003, also exclude the effect of approximately 2,603,000, 3,222,000 and 6,411,000 of out-of-the-money options and warrants, respectively. In addition, our diluted weighted average common shares outstanding for fiscal year 2003 excludes the 2,357,000 share effect for the assumed conversion of the convertible subordinated notes, as their effect would be anti- dilutive. The after-tax effect of interest expense on our convertible subordinated notes for the year ended June 30, 2003 was not added back to the numerator, as its effect would be anti-dilutive. The convertible subordinated notes were redeemed in December 2003.

NOTE 15.	EMPLOYEE BENEFIT PLANS
Retirement Plan — We have a defined contribution 401(k) retirement plan covering substantially all of our U.S.-based employees. Under the plan, eligible employees may contribute a portion of their salary until retirement and we, at our discretion, may match a portion of our employee’s contribution. In January 2002, we added a similar plan covering substantially all our non U.S.-based employees. Total expense under both of our plans amounted to $3,040,000, $3,009,000 and $3,476,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Pension Plan — We have a defined contribution pension plan for our eligible United Kingdom employees. Total contributions amounted to $361,000, $130,000 and $56,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Deferred Compensation Plan — In January 1999, we established a deferred compensation plan (the “DCP”) covering our highly compensated employees as defined by the DCP. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan, therefore the associated liabilities are included in our consolidated balance sheets as of June 30, 2005 and 2004. In addition, we have established a rabbi trust to finance our obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in our consolidated balance sheets as of June 30, 2005 and 2004. Total expense under the DCP for the years ended June 30, 2005, 2004 and 2003 amounted to $229,000, $161,000 and $131,000, respectively.
Group Medical Plans — Effective January 1, 2000, we converted all of our U.S.-based employees to a group medical self-insurance plan. We have employed an administrator to manage this plan. Under terms of this plan, both we and eligible employees are required to make contributions. The administrator reviews all claims filed and authorizes the payment of benefits. We have stop-loss insurance coverage on all individual claims exceeding $300,000. Prior to January 1, 2000, we had a group medical self-insurance plan covering certain of our employees, and medical insurance coverage under managed care health plans covering the remaining employees. We provide supplemental medical insurance coverage to our non U.S.-based employees. Total expenses for medical insurance coverage including premiums amounted to $16,113,000, $13,014,000 and $11,454,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Under the self-insurance plan, we expense amounts as claims are incurred and liabilities are recorded for incurred but not reported claims. At June 30, 2005 and 2004, we accrued $3,155,000 and $2,924,000, respectively, as a liability for costs incurred but not paid under this plan.
In December 1998, we created CheckFree Management Corporation to administer our employee medical benefits program. We owned a controlling interest in the subsidiary until June 30, 2004 and, therefore, the accompanying consolidated financial statements include our subsidiary’s results of operations until that date. On June 30, 2004, we legally merged CheckFree Management Corporation into CheckFree Services Corporation.

NOTE 16.	REORGANIZATION CHARGES
Reorganization of fiscal year 2005 — On June 16, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire as quickly as possible, and the elimination of some others. As part of the action, we announced that our Electronic Billing and Payment operations at our Waterloo, Ontario, Canada facility will be moved to our headquarters in Norcross, Georgia, before October 31, 2005.
Following the guidance of SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded $5,585,000 of reorganization charges for the year ended June 30, 2005, which consisted of severance and related benefits costs. We will record the charges related to the exit costs from our Waterloo facility, if any, when we are no longer in the facility, which is expected to be before October 2005. We expect our reorganization to be completed by April 2006 and anticipate no additional charges relating to the reorganization charge.
A summary of our reorganization charge recorded by us during our fiscal year ended June 30, 2005 by reportable segment is as follows (in thousands):

Year Ended
June 30, 2005

Reorganization charge:
Electronic Commerce	$3,208
Investment Services	313
Software	1,876
Corporate	188

Total	$5,585

As of June 30, 2004, we had approximately $732,000 of unpaid office closure costs related to our fiscal year 2002 reorganization.

A summary of activity related to our reorganization charge activities is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total

Balance as of June 30, 2003	$—	$1,537	$1,537
Cash payments, year ended June 30, 2004	—	(805)	(805)

Balance as of June 30, 2004	—	732	732
Reorganization charge	5,585	—	5,585
Cash payments, year ended June 30, 2005	(385)	(576)	(961)

Balance as of June 30, 2005	$5,200	$156	$5,356

NOTE 17.	DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative financial instruments to manage our exposure to the variability associated with the interest rate sensitive portion of our processing and servicing revenue, specifically, to effectively fix the interest rate on a portion of our interest rate sensitive revenue. At inception, we formally designate and document our swaps as cash flow hedges of the variability in interest rate sensitive revenue and state the risk management objectives and strategies for undertaking the hedge transaction.
We formally assess, both at inception and on an ongoing basis, whether the swap is highly effective in offsetting changes in the cash flows of our underlying interest rate sensitive revenue. The critical terms of the interest rate swap and the hedged interest rate sensitive revenue are the same. Accordingly, there is no ineffectiveness relating to these interest rate swaps. Pursuant to SFAS 133, the effective portion of changes in the fair value of these interest rate swaps are recorded, net of tax, as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet. Any ineffectiveness of the cash flow hedge would be reclassified to processing and servicing revenue as earnings are affected by the cash flow variability of the underlying interest rate sensitive revenue.
On April 23, 2004, we entered into three interest rate swap agreements. We also entered into two separate interest swap agreements on July 23 and November 5, 2004. Each swap agreement has a notional amount of $25,000,000, for a total of $125,000,000.
Changes in fair value of the net liability of approximately $1,500,000 and $850,000 as of June 30, 2005 and 2004, respectively, related to our cash flow hedges included in accumulated other comprehensive loss as of June 30, 2005 and 2004 are summarized as follows (after-tax, in thousands):

	Year Ended June 30,

	2005	2004

Beginning balance	$(544)	$—
Net losses from cash flow hedges	(549)	(544)
Net amounts reclassified to earnings	—	—

Ending balance	$(1,093)	$(544)

We expect that approximately $895,000 of the ending balance of deferred net losses associated with cash flow hedges will be reclassified from accumulated other comprehensive income (loss) to processing and servicing revenues during the next twelve months. We expect that the amount reclassified will generally offset the anticipated change in earnings relating to the variability of the cash flows of the underlying interest rate sensitive revenue. The maximum length of time over which we are hedging is four years, although the average life of all outstanding interest swap agreements is currently one year.

NOTE 18.	INCOME TAXES
Our income (loss) before income taxes consists of the following (in thousands):

	Year Ended June 30,

	2005	2004	2003

Domestic	$75,726	$11,398	$(81,903)
Foreign	(3,885)	332	(493)

Total income (loss) before income taxes	$71,841	$11,730	$(82,396)

Our income tax expense (benefit) consists of the following (in thousands):

	Year Ended June 30,

	2005	2004	2003

Current:
Federal	$36,410	$11,780	$1,700
State and local	2,518	2,191	—
Foreign	(187)	154	341

Total current	38,741	14,125	2,041

Deferred:
Federal	(13,620)	(11,209)	(30,219)
State and local	505	(603)	(4,511)
Foreign	(586)	(1,118)	(417)

Total deferred	(13,701)	(12,930)	(35,147)

Total income tax expense (benefit)	$25,040	$1,195	$(33,106)

Effective income tax rate	34.9%	10.2%	40.2%

Our income tax expense (benefit) differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following (in thousands):

	Year Ended June 30,

	2005	2004	2003

Computed “expected” tax expense (benefit)	$25,144	$4,106	$(28,838)
Nondeductible intangible charges	—	—	2,094
State and local taxes, net of federal income tax benefits	2,142	(796)	(4,715)
Deemed dividend from foreign affiliate	144	1,329	—
Federal, state and foreign tax credits	(5,291)	(3,779)	(2,080)
Valuation allowance	1,624	1,114	—
Impact of change in effective state tax rates	1,287	(1,353)	—
Other, net	(10)	574	433

Total income tax expense (benefit)	$25,040	$1,195	$(33,106)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are as follows (in thousands):

	June 30,

	2005	2004

Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$3,728	$19,768
Federal, state and foreign tax credit carryforwards	3,962	14,530
Allowance for bad debts and returns	702	855
Accrued compensation and related items	2,680	1,577
Stock warrants	12,445	14,797
Property and equipment	849	—
Other investments and other	7,183	4,702
Deferred revenue	1,232	1,481
Reserve accruals	5,574	7,140
Capitalized software	443	—
Other intangible assets	11,691	—

Deferred tax assets	50,489	64,850

Deferred tax liabilities:
Capitalized software	—	(1,101)
Property and equipment	—	(2,346)
Intangible assets	(4,967)	(28,652)
Prepaid expenses	(1,696)	—

Deferred tax liabilities	(6,663)	(32,099)

Valuation allowance	(2,738)	(1,114)

Net deferred tax assets	$41,088	$31,637

At June 30, 2005, we had approximately $71,000,000 of state net operating loss carryforwards available, expiring in 2006 to 2025. Additionally, at June 30, 2005, we had approximately $2,000,000 of state and $1,800,000 of foreign tax credit carryforwards available, expiring in 2007 to 2013 and 2007 to 2010, respectively. The tax attributes of certain positions we have taken on our statutory tax filings are complex and we expect challenges from the taxing authorities, and accordingly such deductions will not be finalized until an examination of our tax returns has been completed. Accordingly, we have provided a reserve of approximately $9,200,000 and $8,600,000 for future resolution of these uncertain tax matters, as of June 30, 2005 and 2004, respectively. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.
The realization of our deferred tax assets, which relate primarily to our net operating loss carryforwards and temporary differences, is dependent on our ability to generate sufficient taxable income in future periods. At each year end, we evaluate the recoverability of our tax assets. Based on our evaluation of our expected future profitability and changes in certain states’ tax laws, we determined that it is more likely than not that certain of our foreign research tax credits and state net operating loss carryforwards would not be realized. Accordingly, we increased our foreign research credit valuation allowance by $503,000 to $1,617,000 and established a valuation allowance relating to our state net operating loss of $1,121,000 for the portion of our carryforwards recorded as of June 30, 2005 that may not be utilized by us prior to expiration.

NOTE 19.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Interest paid	$970	$6,233	$12,028

Call premium for redemption of convertible notes	$—	$4,813	$—

Income taxes paid, net	$41,109	$8,152	$2,770

Supplemental disclosure of non-cash investing and financing activities:
Capital lease additions and acquisitions of other long-term assets	$710	$1,247	$13,105

Stock funding of 401(k) match	$3,100	$3,144	$3,229

Stock funding of Associate Stock Purchase Plan	$3,997	$3,208	$3,274

NOTE 20.	BUSINESS SEGMENTS
We operate in three business segments — Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. A further description of each of our business segments along with the Corporate services area follows:

•	Electronic Commerce — Electronic Commerce provides services that allow consumers to receive electronic bills through the Internet, pay bills received electronically or in paper form to anyone and perform ordinary banking transactions including balance inquiries, transfers between accounts and on-line statement reconciliation. These services are primarily directed to financial institutions, internet financial sites, personal financial management software providers and the customers of these businesses.

•	Software — Software includes software products and related services for electronic billing, ACH processing and account reconciliation. These products and services are primarily directed to large corporations and financial institutions.

•	Investment Services — Investment Services includes investment portfolio management services and investment trading and reporting services. These products and services are primarily directed to fee-based money managers and financial planners who manage investments of institutions and high net worth individuals.

•	Corporate — Corporate services include human resources, legal, finance and accounting and various other of our unallocated overhead charges.
The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” We evaluate performance based on revenues and operating income (loss) of our respective segments. Segment operating income (loss) excludes intangible asset amortization, in-process research and development costs and significant one-time charges related to reorganizations and various business and asset acquisitions. There are no inter-segment sales.

The following sets forth certain financial information attributable to our business segments for the years ended June 30, 2005, 2004 and 2003:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Revenues:
Electronic Commerce	$580,696	$452,732	$405,373
Investment Services	96,064	86,270	81,562
Software	81,072	67,462	64,711

Total	$757,832	$606,464	$551,646

Segment operating income (loss):
Electronic Commerce	$207,796	$155,724	$115,539
Investment Services	18,638	19,911	21,062
Software	17,748	14,293	18,008
Corporate	(37,595)	(33,256)	(33,798)

Total	206,587	156,672	120,811
Purchase accounting amortization	(133,446)	(136,558)	(183,342)
Equity in net loss of joint venture	(2,984)	(593)	—
Reorganization charge	(5,585)	—	(1,405)
Write off of capitalized software	(1,039)	—	—
Gain (loss) on investments	592	—	(3,228)
Impairment of intangible assets	—	—	(10,228)
Impact of warrants	—	—	644
In-process research and development	—	(324)	—
Interest, net	7,716	(7,467)	(5,648)

Total income (loss) before income taxes and cumulative effect of accounting change	$71,841	$11,730	$(82,396)

Identifiable assets:
Electronic Commerce	$1,028,511	$1,105,751	$1,046,063
Investment Services	43,161	62,838	37,696
Software	118,252	40,171	39,782
Corporate	379,992	340,172	463,729

Total	$1,569,916	$1,548,932	$1,587,270

Capital expenditures:
Electronic Commerce	$26,783	$18,113	$31,963
Investment Services	6,246	5,446	4,857
Software	651	708	381
Corporate	923	462	228

Total	$34,603	$24,729	$37,429

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Depreciation and amortization:
Electronic Commerce	$157,756	$158,873	$202,313
Investment Services	7,919	6,725	8,126
Software	7,076	7,115	10,665
Corporate	3,847	4,869	5,534

Total	$176,598	$177,582	$226,638

For the years ended June 30, 2005, 2004, and 2003, one customer accounted for $134,459,000, $119,003,000 and $94,265,000 of our consolidated revenues, respectively. Revenues for that customer were generated through our Electronic Commerce, Software and Investment Services segments. Foreign sales based on the location of our customers, for the years ended June 30, 2005, 2004 and 2003 were $17,267,000, $13,157,000 and $9,491,000, respectively. Long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,

	2005	2004

United States	$856,032	$992,438
Other	73,973	17,017

Total	$930,005	$1,009,455

NOTE 21.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following quarterly financial information for the years ended June 30, 2005 and 2004 includes all adjustments necessary for a fair presentation of our quarterly results of operations (in thousands, except per share data):

	Quarter Ended

	September 30	December 31	March 31	June 30

FISCAL 2005
Total revenues	$177,833	$185,756	$191,220	$203,023
Income from operations	8,970	20,384	21,806	15,357
Net income	6,207	13,043	15,606	11,945
Basic earnings per share:
Net income per common share	$0.07	$0.14	$0.17	$0.13

Weighted average number of shares	90,315	90,545	90,864	90,962

Diluted earnings per share:
Net income per common share	$0.07	$0.14	$0.17	$0.13

Weighted average number of shares	92,212	93,019	93,052	93,054

	Quarter Ended

	September 30	December 31	March 31	June 30

FISCAL 2004
Total revenues	$141,264	$149,936	$155,238	$160,026
Income (loss) from operations	(7,388)	5,450	9,387	12,341
Net income (loss)	(6,669)	(1,896)	7,696	11,404
Basic earnings (loss) per share:
Net income (loss) per common share	$(0.07)	$(0.02)	$0.09	$0.13

Weighted average number of shares	89,463	89,624	89,924	90,166

Diluted earnings (loss) per share:
Net income (loss) per common share	$(0.07)	$(0.02)	$0.08	$0.12

Weighted average number of shares	89,463	89,624	92,053	92,279

The sum of our quarterly earnings (loss) per common share does not always equal the year-to-date earnings (loss) per common share for the respective fiscal periods, due to changes in the weighted average number of shares outstanding at each quarter-end.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	BALANCE AS
	OF	CHARGES TO		BALANCE AS
	BEGINNING	COSTS AND		OF END OF
	OF PERIOD	EXPENSES	DEDUCTIONS	PERIOD

	(In thousands)
Allowance for Doubtful Accounts
2005	$834	$2,197	$460	$2,571
2004	$1,670	$(757)	$79	$834
2003	$2,000	$(232)	$98	$1,670
Reserve for Returns
2005	$1,171	$1,247	$1,398	$1,020
2004	$1,262	$2,483	$2,574	$1,171
2003	$1,706	$1,235	$1,679	$1,262

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
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
Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2005.
      Our independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our management’s assessment of our internal control over financial reporting. This report appears on page 59 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
      None.

Part III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this item is included under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2005 Annual Meeting of Stockholders to be held on November 2, 2005 (the “Proxy Statement”), and is incorporated herein by reference.

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
      The information required by this item is included under the caption “Fees of the Independent Public Accountants for Fiscal 2005” in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) The following financial statements are included herein in Item 8:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004.

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005.

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2005.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005.

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

(3) Exhibits:

Exhibit
Number	Exhibit Description

2(a)	Agreement and Plan Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree Corporation. (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on March 16, 2000, and incorporated herein by reference.)
2(b)	Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Appendix A of the Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)
2(c)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

2(d)	Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003 (Reference is made to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on February 12, 2004, and incorporated herein by reference; the Company agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request).
3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)
3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
3(c)	By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)
3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(b) hereto.)
4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)
4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)
4(d)	Amendment No. 2 to the Rights Agreement, dated as of August 3, 2000, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 2 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)
4(e)	Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 28, 2002, and incorporated herein by reference.)
10(a)	CheckFree Services Corporation 401(k) Plan (restatement as of June 30, 2005).*
10(b)	CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank — Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
10(c)	CheckFree Corporation Third Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-101284), filed with the Securities and Exchange Commission on June 13, 2005, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

10(d)	CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporate herein by reference.)+
10(e)	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(f)	Form of Performance Accelerated Restricted Stock Award Agreement. (Reference is made to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(g)	Form of Restricted Stock Award Agreement. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference. )+
10(h)	Form of Nonstatutory Stock Option Agreement under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(i)	Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(j)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)+
10(k)	CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)+
10(l)	BlueGill Technologies, Inc. 1997 Stock Option Plan (reference is made to Exhibit 4(a) to Registration Statement on form S-8 (Registration No. 333-35812), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.)+
10(m)	BlueGill Technologies, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (Reference is made to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-35814), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.)+
10(n)	CheckFree Corporation Nonqualified Deferred Compensation Plan, dated December 31, 1998.*+
10(o)	Amendment No. 1 to CheckFree Corporation Nonqualified Deferred Compensation Plan, dated May 5, 2000.*+
10(p)	Second Amendment to the CheckFree Services Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2002.*+
10(q)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)+
10(r)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(h). (Reference is made to Exhibit 10(i) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)+

Exhibit
Number	Exhibit Description

10(s)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(t)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(u)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(v)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)+
10(w)	CheckFree Corporation 2003 Incentive Compensation Plan. (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, and incorporated herein by reference.)+
10(x)	Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**
10(y)	Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**
10(z)	Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**
10(aa)	Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**
10(bb)	Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**
10(cc)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**
10(dd)	Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10(ee)	First Amendment to Revolving Credit Agreement, made and entered into as of December 7, 2004, by and among CheckFree Corporation, CheckFree Services Corporation, and CheckFree Investment Corporation, the several banks and other financial institutions from time to time party thereto (the “Lenders”), and Sun Trust Bank, in its capacity as administrative agent for the Lenders, as issuing bank, and as swingline lender. (Reference is made to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
21	Subsidiaries of the Company.*
23	Consent of Deloitte & Touche LLP.*
24	Power of Attorney.*
31(a)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***
32(b)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management compensatory plan required to be filed pursuant to Item 14(c) of this Annual Report Report on Form 10-K.
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

CHECKFREE CORPORATION

Date: September 2, 2005	By: /s/ David E. Mangum

David E. Mangum, Executive Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 2nd day of September, 2005.

* Peter J. Kight Peter J. Kight		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ David E. Mangum David E. Mangum		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John J. Browne, Jr. John J. Browne, Jr.		Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

* William P. Boardman William P. Boardman		Director

* James D. Dixon James D. Dixon		Director

* Mark A. Johnson Mark A. Johnson		Director

* Lewis C. Levin Lewis C. Levin		Director

* Eugene F. Quinn Eugene F. Quinn		Director

* Jeffrey M. Wilkins Jeffrey M. Wilkins		Director

*By:	/s/ Curtis A. Loveland Curtis A. Loveland, Attorney-in-Fact

Exhibit Index

Exhibit
Number	Exhibit Description

2(a)	Agreement and Plan Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, LLC, First Data, L.L.C., H & B Finance, Inc., First Data International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and CheckFree Corporation. (Reference is made to Exhibit 2(b) of the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on March 16, 2000, and incorporated herein by reference.)
2(b)	Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., FDR Subsidiary Corp., MS FDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Appendix A of the Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)
2(c)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, and incorporated herein by reference.)
2(d)	Stock Purchase Agreement by and among UIL Holdings Corporation, United Resources, Inc. and CheckFree Corporation, dated December 16, 2003 (Reference is made to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the Securities and Exchange Commission on February 12, 2004, and incorporated herein by reference; the Company agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the Securities and Exchange Commission upon request).
3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)
3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
3(c)	By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)
3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(b) hereto.)
4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)
4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

-i-

Exhibit
Number	Exhibit Description

4(d)	Amendment No. 2 to the Rights Agreement, dated as of August 3, 2000, between CheckFree Corporation and the Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 2 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)
4(e)	Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 28, 2002, and incorporated herein by reference.)
10(a)	CheckFree Services Corporation 401(k) Plan (restatement as of June 30, 2005).*
10(b)	CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank — Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
10(c)	CheckFree Corporation Third Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-101284), filed with the Securities and Exchange Commission on June 13, 2005, and incorporated herein by reference.)
10(d)	CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporate herein by reference.)+
10(e)	Form of Restricted Stock Award Agreement for Non-Employee Directors. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(f)	Form of Performance Accelerated Restricted Stock Award Agreement. (Reference is made to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(g)	Form of Restricted Stock Award Agreement. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference. )+
10(h)	Form of Nonstatutory Stock Option Agreement under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(i)	Form of Incentive Stock Option Agreement under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(j)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)+
10(k)	CheckFree Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to Form S-8, as amended (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.)+

-ii-

Exhibit
Number	Exhibit Description

10(l)	BlueGill Technologies, Inc. 1997 Stock Option Plan (reference is made to Exhibit 4(a) to Registration Statement on form S-8 (Registration No. 333-35812), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.)+
10(m)	BlueGill Technologies, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (Reference is made to Exhibit 4(a) to Registration Statement on Form S-8 (Registration No. 333-35814), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.)+
10(n)	CheckFree Corporation Nonqualified Deferred Compensation Plan, dated December 31, 1998.*+
10(o)	Amendment No. 1 to CheckFree Corporation Nonqualified Deferred Compensation Plan, dated May 5, 2000.*+
10(p)	Second Amendment to the CheckFree Services Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2002.*+
10(q)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)+
10(r)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(h). (Reference is made to Exhibit 10(i) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)+
10(s)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(t)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(u)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(v)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)+
10(w)	CheckFree Corporation 2003 Incentive Compensation Plan. (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, and incorporated herein by reference.)+
10(x)	Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**
10(y)	Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**
10(z)	Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) of the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000 and incorporated herein by reference.)**

-iii-

Exhibit
Number	Exhibit Description

10(aa)	Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**
10(bb)	Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000 and incorporated herein by reference.)**
10(cc)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**
10(dd)	Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004 and incorporated herein by reference).
10(ee)	First Amendment to Revolving Credit Agreement, made and entered into as of December 7, 2004, by and among CheckFree Corporation, CheckFree Services Corporation, and CheckFree Investment Corporation, the several banks and other financial institutions from time to time party thereto (the “Lenders”), and Sun Trust Bank, in its capacity as administrative agent for the Lenders, as issuing bank, and as swingline lender. (Reference is made to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
21	Subsidiaries of the Company.*
23	Consent of Deloitte & Touche LLP.*
24	Power of Attorney.*
31(a)	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.*
31(b)	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.*
32(a)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***
32(b)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management compensatory plan required to be filed pursuant to Item 14(c) of this Annual Report Report on Form 10-K.

-iv-