Form 10-Q
period 2005-09-30
CHECKFREE CORP \GA\
filed 2005-11-08
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,736,043 shares of Common Stock, $.01 par value, were outstanding at October 31, 2005.

FORM 10-Q
CHECKFREE CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	September 30,	June 30,
	2005	2005
	(In thousands, except
	share and per share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$151,238	$101,272
Settlement assets	110,129	73,675
Investments	174,145	196,805
Accounts receivable, net	132,820	122,158
Accounts receivable, related parties	8,534	5,775
Prepaid expenses and other assets	24,636	26,258
Deferred income taxes	8,115	10,407

Total current assets	609,617	536,350
PROPERTY AND EQUIPMENT, Net	88,909	89,273
OTHER ASSETS:
Capitalized software, net	5,338	6,175
Goodwill	664,255	656,174
Strategic agreements, net	124,712	147,448
Other intangible assets, net	37,708	30,935
Investments	57,101	62,996
Other noncurrent assets	5,424	4,600
Deferred income taxes	43,587	35,648
Investment in joint venture	717	317

Total other assets	938,842	944,293

Total assets	$1,637,368	$1,569,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,396	$11,444
Settlement obligations	105,465	73,919
Accrued liabilities	67,610	72,189
Current portion of long-term obligations	441	476
Deferred revenue	41,120	40,793

Total current liabilities	229,032	198,821
ACCRUED RENT AND OTHER	3,550	4,324
DEFERRED INCOME TAXES	4,530	4,967
CAPITAL LEASE AND LONG-TERM OBLIGATIONS — Less current portion	25,685	25,389
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,670,459 and 90,257,704 shares, respectively	906	903
Additional paid-in-capital	2,475,317	2,469,184
Unearned compensation	—	(6,168)
Accumulated other comprehensive loss	(2,756)	(2,251)
Accumulated deficit	(1,098,896)	(1,125,253)

Total stockholders’ equity	1,374,571	1,336,415

Total liabilities and stockholders’ equity	$1,637,368	$1,569,916

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2005	2004
	(In thousands, except
	per share data)
REVENUES:
Processing and servicing:
Third parties	$177,624	$151,342
Related parties	9,000	7,500

Total processing and servicing	186,624	158,842
License fees	7,558	5,874
Maintenance fees	9,670	7,355
Other	11,905	5,762

Total revenues	215,757	177,833

EXPENSES:
Cost of processing, servicing and support	80,257	75,362
Research and development	23,614	20,223
Sales and marketing	18,605	14,226
General and administrative	16,686	15,035
Depreciation and amortization	35,680	44,017

Total expenses	174,842	168,863

INCOME FROM OPERATIONS	40,915	8,970
OTHER:
Equity in net loss of joint venture	(667)	(647)
Interest income	2,691	1,907
Interest expense	(235)	(211)

INCOME BEFORE INCOME TAXES	42,704	10,019
INCOME TAX EXPENSE	16,347	3,812

NET INCOME	$26,357	$6,207

BASIC INCOME PER SHARE:
Net income per share	$0.29	$0.07

Weighted average number of shares	90,578	90,315

DILUTED INCOME PER SHARE:
Net income per share	$0.28	$0.07

Weighted average number of shares	92,818	92,212

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net income	$26,357	$6,207
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of joint venture	667	647
Depreciation and amortization	35,680	44,017
Deferred income tax benefit	(6,084)	(1,582)
Net loss on disposition of property and equipment	127	—
Equity-based compensation	4,250	855
Change in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	(4,908)	(1,491)
Accounts receivable	(12,889)	5,099
Prepaid expenses and other	(2,673)	(2,968)
Accounts payable	2,765	(2,133)
Accrued liabilities and other	674	(18,172)
Deferred revenue	(491)	1,195

Net cash provided by operating activities	43,475	31,674
INVESTING ACTIVITIES:
Purchase of property and software	(7,166)	(4,879)
Capitalization of software development costs	(77)	(387)
Purchase of businesses, net of cash acquired	(18,027)	(3,277)
Purchases of investments — Available-for-sale	(99,934)	(76,283)
Proceeds from sales and maturities of investments — Available-for-sale	127,738	54,533
Purchase of other investments	(13)	(12)
Proceeds from other investments	162	—
Investment in joint venture	(1,067)	(972)
Change in other assets	(374)	—

Net cash provided by (used in) investing activities	1,242	(31,277)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(917)	(1,205)
Proceeds from stock options exercised	4,014	579
Excess tax benefit from equity-based compensation	846	—
Proceeds from associate stock purchase plan	1,247	1,412

Net cash provided by financing activities	5,190	786
Effect of exchange rate changes on cash and cash equivalents	59	488
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,966	1,671
CASH AND CASH EQUIVALENTS:
Beginning of period	101,272	134,832

End of period	$151,238	$136,503

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. Our results of operations for the three months ended September 30, 2005 and 2004, are not necessarily indicative of our projected results for the full year.
     Please read our consolidated financial statements in this Form 10-Q in conjunction with our consolidated financial statements, our significant accounting policies and our notes to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2005, which we filed with the SEC on September 2, 2005. In our opinion, our accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for the fair representation of our financial results for the presented interim periods.
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.
2. Investments
     Our investments consist of the following (in thousands):

	September 30,	June 30,
	2005	2005
Available-for-sale	$366,328	$347,895
Other investments	770	918
Less: amounts classified as cash equivalents	135,852	89,012

Total investments	$231,246	$259,801

     The fair value of available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the third quarter of fiscal year 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of September 30, 2005 and June 30, 2005, we had approximately $86,500,000 and $79,150,000 in auction rate securities, respectively.

     In the three months ended September 30, 2005 and 2004, we sold available-for-sale investments in the amount of approximately $127,738,000 and $54,533,000, respectively. We recognized no gross gains or losses on those sales during the three months ended September 30, 2005, and recognized no gross gains but recognized gross losses of $7,000 on those sales during the three months ended September 30, 2004.
3. Goodwill and Other Intangible Assets
     We performed our annual goodwill impairment review as of April 30 for the year ended June 30, 2005. No indicators of impairment were evident based on this review.
     In September 2005, we announced the purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry, for approximately $18,027,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $8,081,000, deductible for tax purposes. The business will be integrated with our Investment Services Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$7,000	6 yrs
Current technology	500	3 yrs
Tradenames	1,831	3 yrs
     The effect of our acquisition of IDS during the quarter ended September 30, 2005 was not material to us.
     In April 2005, we completed our acquisition of Accurate Software Limited (“Accurate”) for approximately $56,982,000 in cash and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $40,882,000, not deductible for tax purposes. Accurate is part of our Software Division.
     In June 2004, we completed our acquisition of American Payment Systems, Inc. (“APS”) for approximately $109,013,000 in cash and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $74,957,000, deductible for tax purposes. In December 2004, we made a final purchase price adjustment of $3,277,000. We recorded $733,000 of deferred tax assets related to our final purchase price adjustments. APS is part of our Electronic Commerce Division.
     In November 2003, we completed our acquisition of HelioGraph, Ltd. (“HelioGraph”) for approximately $18,756,000 in cash and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $14,783,000, not deductible for tax purposes. In December 2004, we received a refund of an escrow deposit resulting in a final purchase price adjustment of $223,000. HelioGraph is part of our Software Division.

     As of September 30, 2005, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2004 to September 30, 2005, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2004	$578,695	$22,889	$11,387	$612,971
Goodwill acquired	2,544	40,659	—	43,203

Balance as of June 30, 2005	581,239	63,548	11,387	656,174
Goodwill acquired	—	—	8,081	8,081

Balance as of September 30, 2005	$581,239	$63,548	$19,468	$664,255

     The components of our various amortized intangible assets are as follows (in thousands):

	September 30,	June 30,
	2005	2005
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	33,303	33,226

Total	200,761	200,684
Less: accumulated amortization	195,423	194,509

Capitalized software, net	$5,338	$6,175

Strategic agreements:
Strategic agreements(1)	$744,423	$744,423
Less: accumulated amortization	619,711	596,975

Strategic agreements, net	$124,712	$147,448

Other intangible assets:
Tradenames	$54,585	$52,754
Customer base	64,068	57,068
Current technology	4,590	4,090
Money transfer licenses	1,700	1,700
Covenants not to compete	5,350	5,350

Total	130,293	120,962
Less: accumulated amortization	92,585	90,027

Other intangible assets, net	$37,708	$30,935

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
     Amortization of intangible assets totaled $26,208,000 and $34,674,000 for the three months ended September 30, 2005 and 2004, respectively.

4. Reorganization Charges
     On June 16, 2005, we terminated the employment of approximately 200 associates, re-scoped many positions with the intent to re-hire as quickly as possible, and eliminated some others. During the quarter ended September 30, 2005, as part of the reorganization, we moved our Electronic Billing and Payment operations to our headquarters in Norcross, Georgia and closed our Waterloo, Ontario, Canada facility during the month of October 2005.
     Following the guidance of SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded $5,585,000 of reorganization charges in our fiscal year ended June 30, 2005, which consisted of severance and related benefits costs. We did not incur additional charges related to the closing of our Waterloo facility during the month of October 2005. We expect our reorganization to be completed by April 2006 and anticipate no additional charges relating to the reorganization charge.
     As of June 30, 2004, we had approximately $732,000 of unpaid office closure costs related to our fiscal year 2002 reorganization.
     A summary of activity related to our reorganization charges from June 30, 2004 to September 30, 2005 is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total
Balance as of June 30, 2004	$—	$732	$732
Reorganization charge	5,585	—	5,585
Cash payments — Fiscal year 2005	(385)	(576)	(961)

Balance as of June 30, 2005	5,200	156	5,356
Cash payments — 1st Quarter 2006	(3,341)	(116)	(3,457)

Balance as of September 30, 2005	$1,859	$40	$1,899

5. Common Stock
     In the three months ended September 30, 2005, we issued stock for various employee benefit programs. Under the 2002 Stock Incentive Plan (“2002 Plan”), we issued 82,242 shares of common stock to fund our 401(k) match, the cost of which was accrued during the year ended June 30, 2005, and 67,204 shares of common stock in conjunction with our Associate Stock Purchase Plan, which were funded through employee payroll deductions in the immediately preceding six-month period.
     We have a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Plan. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. In August 2005, we granted 235,397 shares of restricted stock related to the fiscal year 2006 grant under the LTIC program. In August 2004, we granted 341,837 shares of restricted stock related to the fiscal year 2005 grant under the LTIC program. In the three-month period ended September 30, 2005, we recorded compensation expense of approximately $651,000 and approximately $571,000 related to the vesting of the restricted stock under the fiscal year 2006 and 2005 LTIC grants. We recorded compensation expense of approximately $727,000 in the three-month period ended September 30, 2004 related to the vesting of the restricted stock under the fiscal year 2005 LTIC grant.

     In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share that were then outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan (“1995 Plan”), BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units that we issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003, representing the cash consideration portion of the Tender Offer. In July 2005, we issued 42,756 shares relating to the portion of the Tender Offer that vested on July 17, 2005. In July 2004, we issued 51,143 shares relating to the portion of the Tender Offer that vested on July 17, 2004. Approximately 67,000 shares of restricted stock units are scheduled to vest under the Tender Offer on July 17, 2006. We recorded an expense of approximately $423,000 and $522,000 for the three-month periods ended September 30, 2005 and 2004, respectively, related to the vesting of restricted stock units under the Tender Offer.
6. Equity-Based Compensation
     On July 1, 2005, we adopted, using the modified prospective application, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
     Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts.
     Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

     The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month period ended September 30, 2005, is as follows (in thousands, except per share data):

Income from operations, as reported	$40,915
Effect of adopting SFAS 123(R) on income from operations	1,643

Income from operations	$42,558

Income before income taxes, as reported	$42,704
Effect of adopting SFAS 123(R) on income before income taxes	1,643

Income before income taxes	$44,347

Net income, as reported	$26,357
Effect of adopting SFAS 123(R) on net income	1,280

Net income	$27,637

Net cash provided by operating activities, as reported	$43,475
Effect of adopting SFAS 123(R) on net cash provided by operating activities	846

Net cash provided by operating activities	$44,321

Net cash provided by financing activities, as reported	$5,190
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(846)

Net cash provided by financing activities	$4,344

Net income per share, as reported:
Basic	$0.29
Diluted	$0.28

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.01

Net income per share:
Basic	$0.30
Diluted	$0.29
     Prior to our adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, we were not required to record compensation expense when we issued common stock under our Associate Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of our common stock on the grant date. In October 1995, FASB issued SFAS 123, which allowed us to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if we had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123,” which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. We continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

     Had compensation cost for our equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the three-month period ended September 30, 2004, would have been as follows (in thousands, except per share data):

Net income, as reported	$6,207
Equity-based compensation included in net income, as reported	930
Equity-based compensation under SFAS 123	(2,932)

Pro forma net income	$4,205

Reported net income per share:
Basic and diluted	$0.07

Pro forma net income per share:
Basic and diluted	$0.05

     In November 2002, our stockholders approved the 2002 Plan. Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The vesting terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our board of directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. All options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan have a maximum contractual term of ten years. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At September 30, 2005, there were approximately 3,154,000 additional shares available for grant under the 2002 Plan.
     As of July 1, 2005, we had two types of equity-based payment arrangements with our associates; stock options and restricted stock.
Stock Options
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, from July 1, 2005 to September 30, 2005:

		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	4,682,592		$27.57
Granted	124,988		40.25
Exercised	(210,479)		18.74	$3,846,000
Cancelled	(2,856)		19.05

Outstanding — End of period	4,594,245	5.1 years	$28.33	$43,605,000

Options exercisable at end of period	3,692,677	5.5 years	$29.27	$31,595,000

Weighted average per-share fair value of options granted during the period	$22.74

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three-month periods ended September 30, 2005 and 2004, respectively: dividend yield of 0% in all periods; expected volatility of 52.4% and 59.2% using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 4.3% and 3.5%; and expected lives of three to seven years. We have used the simplified method as provided by Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the quarter ended September 30, 2005. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.
     In the quarter ended September 30, 2005, we recognized equity-based compensation expense of approximately $1,600,000 related to the vesting of stock options and the related tax benefit of approximately $612,000. As of September 30, 2005, we had approximately $8,800,000 of nonvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than two years.
Restricted Stock
     The following table summarizes the activity of restricted stock under our 2002 Plan, from July 1, 2005 to September 30, 2005:

	Number of	Weighted
	Restricted	Average Grant	Aggregate Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of year	459,656	$22.25
Granted	241,338	40.14
Vested	(82,112)	26.35	$2,719,000
Cancelled	(3,232)	25.69

Outstanding — End of period	615,650	$28.70

     In the quarter ended September 30, 2005, we recognized equity-based compensation expense of approximately $2,100,000, related to the vesting of restricted stock and the related tax benefit of approximately $801,000. As of September 30, 2005, we had approximately $13,200,000 of nonvested restricted stock which we will record in our statement of operations over a weighted average recognition period of about two years.

7. Earnings Per Share
     The following table reconciles the differences in our earnings per share and weighted average shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	Three Months Ended
	September 30, 2005			September 30, 2004
		Weighted			Weighted
	Net Income	Average Shares	Earnings	Net Income	Average Shares	Earnings
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic EPS	$26,357	90,578	$0.29	$6,207	90,315	$0.07

Effect of dilutive securities:
Options and warrants	—	2,240		—	1,897

Diluted EPS	$26,357	92,818	$0.28	$6,207	92,212	$0.07

     The weighted average diluted common shares outstanding for the three months ended September 30, 2005 excludes the effect of approximately 2,133,000 out-of-the-money options and warrants as their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three months ended September 30, 2004 excludes the effect of approximately 2,973,000 out-of-the-money options and warrants as their effect would be anti-dilutive.
8. Comprehensive Income
     We report comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of accumulated other comprehensive loss, which is a component of stockholders’ equity on our consolidated balance sheet, applicable to us are (i) unrealized gains or losses on our available-for-sale securities, (ii) unrealized gains or losses on our derivative instruments, and (iii) unrealized foreign currency translation differences. As a result, we are required to report the components of our comprehensive income, which are as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net income	$26,357	$6,207
Other comprehensive income (loss):
Foreign currency translation adjustments	206	105
Unrealized holding gains (losses) on investments, net of tax	(711)	606

Comprehensive income	$25,852	$6,918

9. Related Parties
     On September 1, 2000, we acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17,000,000 shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock and Microsoft continued to own those shares as of September 30, 2005. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to our board for such time as they own at least 6,425,438 shares of our common stock. Therefore, Microsoft is considered a related party.
     In addition, we entered into a commercial alliance agreement with Microsoft as part of the TransPoint acquisition. Under the terms of the commercial alliance agreement, Microsoft, among other things, agreed to use us for pay anyone and bill presentment services offered by Microsoft. Our commercial alliance agreement also provides for monthly minimum revenue guarantees that increase annually over its five-year term. The total revenue guarantees amount to $120,000,000 throughout the contract period.
     Pursuant to the terms of the TransPoint acquisition, First Data was entitled to nominate one director to our board for such time as they own at least 4,925,438 shares of our common stock. Although First Data owned less than 4,925,438 shares of our common stock as of September 30, 2005, First Data owned in excess of 4,925,438 shares of our common stock at the time of the director’s most recent re-election to the board. On July 27, 2004, the director resigned from our board of directors. Since First Data no longer met the required level of share ownership at such time, they no longer have the right to nominate a member of our board of directors. Although First Data remains a customer of ours, First Data was not considered to be a related party starting with our quarter ended September 30, 2004.
     In addition, we entered into a marketing agreement with First Data as part of the TransPoint acquisition. Under the terms of the marketing agreement, we agreed to use certain First Data payment processing services if, in each case using reasonable judgment, substantially similar services are not then obtainable from a third party at an overall economic cost to us that is less than the overall economic cost of First Data’s services. The marketing agreement also provides for monthly minimum revenue guarantees that increase annually over its five-year term. The total revenue guarantees amount to $60,000,000 throughout the contract period. On January 10, 2002, we entered into an agreement for check processing services with Integrated Payment Systems Inc., a subsidiary of First Data.
     Our agreement with FDC expired in August 2005. Our agreement with Microsoft expires in December 2005. First Data operated substantially below its minimum monthly commitments and Microsoft continues to operate substantially below its minimum monthly commitments. We are not expecting Microsoft to increase its activity such that it would operate above the minimum commitments.
10. Supplemental Disclosure of Cash Flow Information (in thousands)

	Three Months Ended
	September 30,
	2005	2004
Interest paid	$115	$195

Income taxes paid	$9,047	$10,284

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$915	$—

Stock funding of 401(k) match	$2,994	$3,100

Stock funding of Associate Stock Purchase Plan	$1,946	$1,694

11. Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition related intangible asset amortization and the SFAS 123(R) impact of options issued prior to July 1, 2004. There are no inter-segment sales.
     The following table sets forth certain financial information attributable to our business segments for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Electronic Commerce	$163,451	$138,207
Investment Services	26,421	22,843
Software	25,885	16,783

Total	$215,757	$177,833

Segment operating income (loss):
Electronic Commerce	$68,473	$46,951
Investment Services	4,398	2,560
Software	5,165	633
Corporate	(10,223)	(7,959)

Total	67,813	42,185
Purchase accounting amortization	(25,542)	(33,215)
SFAS 123(R) — Stock options issued before July 1, 2004 (1)	(1,356)	—
Equity in net loss of joint venture	(667)	(647)
Interest, net	2,456	1,696

Total income before income taxes	$42,704	$10,019

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.
12. Subsequent Event
     On October 31, 2005, we completed the acquisition of substantially all of the assets of Aphelion Inc. (“Aphelion”), a leading provider of health club management software and services for approximately $18,000,000 in cash. Aphelion will become a part of our Electronic Commerce Division. The effect of this acquisition will not be material to us.

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the quarter ended September 30, 2005, we processed 266 million payment transactions and delivered almost 43 million electronic bills (“e-Bills”). For the year ended June 30, 2005, we processed approximately 905 million payment transactions and delivered approximately 140 million e-Bills. The number of transactions we process each year continues to grow. Our Electronic Commerce Division accounted for approximately 76% of our consolidated revenues in the quarter ended September 30, 2005.
     Our Electronic Commerce Division products enable consumers to:
•	receive e-Bills through the Internet;

•	pay any bill — whether it arrives over the Internet or through traditional mail — to anyone; and

•	make payments not related to bills — to anyone.
     Through our Investment Services Division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors. As of September 30, 2005, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage about 2.0 million portfolios, representing more than $1.2 trillion in assets. Our Investment Services Division accounted for approximately 12% of our consolidated revenues in the quarter ended September 30, 2005. On September 2, 2005, we announced the purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry. The business will be integrated with our Investment Services Division. Our purchase of IDS delivers increased connectivity with broker/dealers that will give our money manager clients links to a larger network of broker/dealer organizations. The acquisition extends our client base to include more participants in the investment management industry and will allow us to drive further growth in this market. In addition, IDS provides our Investment Services Division additional technology, including new retail brokerage performance reporting tools to service participants in the Separately Managed Account (“SMAs” and “SMA”) industry for large-scale performance reporting.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management/reconciliation, financial messaging/corporate actions, compliance, and electronic billing. Our Software Division is comprised of two units, North American Operations and International Operations. Our Software Division accounted for approximately 12% of our consolidated revenues in the quarter ended September 30, 2005.

Executive Summary
     Due to growth in all of our divisions, including the contribution from acquisitions in fiscal years 2005 and 2004, our consolidated revenues grew more than 21% in the quarter ended September 30, 2005 as compared to the same period last year. For the quarter ended September 30, 2005, we earned net income of $26.4 million. We generated $41.2 million of free cash flow, an increase of approximately $12.9 million, or 46% over the same period last year. See “Use of Non-GAAP Financial Information” for our definition and discussion of free cash flow. Our continued efforts to improve quality and efficiency throughout our operations have resulted in increasingly positive operating results and allowed us to continue to invest in our businesses.
     Our Electronic Commerce Division continued to experience solid revenue growth during the quarter ended September 30, 2005. Transaction growth exceeded 29% in the first quarter of fiscal year 2006 as compared to the same period last year, and sequential quarterly transaction growth was about 9%. Additionally, we delivered almost 43 million e-Bills in the quarter ended September 30, 2005, compared to more than 29 million in the corresponding period last year. We believe that the added availability of e-Bills will make electronic payment offerings increasingly more compelling to consumers. Our continued efforts to improve quality and efficiency in our operations, combined with an industry leading electronic versus paper payment rate and our ability to leverage a significant fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our Electronic Commerce Division. Due primarily to the full quarter impact of the expiration of monthly minimum revenue guarantees from one of our customers, combined with the impact of tiered transaction-based pricing agreements with several other customers, the migration off of our system by two customers and anticipated investment spending, we expect our operating margin to drop back to a normal level in the quarter ending December 31, 2005.
     Our Investment Services Division achieved revenue growth of approximately 16% in the quarter ended September 30, 2005, as compared to the same period last year. This growth was primarily due to an increase in portfolios managed to about 2.0 million as of September 30, 2005 from almost 1.7 million as of September 30, 2004. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which are expected to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. We are continuing our investment in the rewrite of CheckFree APL and expect this investment to continue to result in operating margins of about 20% for the remainder of fiscal year 2006.
     Our Software Division achieved better-than-expected growth during what historically has been a seasonally slow first quarter for us. In addition to new business from our acquisition of Accurate Software Limited (“Accurate”) on April 22, 2005, we provided incremental professional services to implement several of our solutions to customers. In the quarter ended September 30, 2004, we incurred a charge related to a large services agreement which reduced our margin in that period. We believe we are positioned to take advantage of the improving U.S. economy, our presence in Europe and the South Pacific and our expanded operations in the U.K., Luxembourg, and Australia resulting from the Accurate acquisition.

     As we enter fiscal year 2006, we believe that we are prepared for the expiration of our five-year agreements with Microsoft Corporation (“Microsoft”) and First Data Corporation (“FDC”), resulting from our acquisition of MSFDC, L.L.C. (“TransPoint”) in September 2000. Our contracts with both Microsoft and FDC include monthly minimum revenue guarantees that increased annually over their five-year term. The following table represents the total annual minimum revenue guarantees throughout the contract periods with the respective customer (in thousands):

Fiscal Year Ended June 30,	Microsoft	FDC	Total
2001	$6,000	$5,000	$11,000
2002	15,000	8,500	23,500
2003	21,000	11,500	32,500
2004	27,000	14,500	41,500
2005	33,000	17,500	50,500
2006	18,000	3,000	21,000

Total	$120,000	$60,000	$180,000

     Our agreement with FDC expired in August 2005. Our agreement with Microsoft expires in December 2005. During our first quarter of fiscal year 2006 and all of fiscal year 2005, both agreements were operating substantially below their minimum levels. As a result, while we expect limited impact to our subscriber base in fiscal year 2006, we expect to see a temporary decline in historical quarterly revenue growth rates, initially in the quarter ended December 31, 2005, but more noticeably in the quarter ended March 31, 2006.
     We expect to substantially increase our tax payments in fiscal year 2006 and we expect to incur capital expenditures of about $45.0 million as we invest heavily in high availability disaster recovery data center operations. As a result of these factors, we expect free cash flow of approximately $170.0 million for the fiscal year 2006. When combined with cash, cash equivalents, and short-term investments totaling $325.4 million at September 30, 2005, we believe we are well positioned to take advantage of additional opportunities for acquisitions as they arise. Also, our board of directors has approved a stock repurchase program under which we may repurchase up to $60.0 million of our common stock through July 31, 2006. We made no repurchases under this stock repurchase program or our former program, which expired on August 31, 2005, in the quarter ended September 30, 2005.
     We adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment” (“SFAS 123(R)”) on July 1, 2005. We are now required to record additional expense related to outstanding unvested stock options. The increase in quarterly expense related to this change was approximately $1.6 million for the quarter ended September 30, 2005 and we expect the full fiscal year impact to be approximately $6.5 million.
     In summary, between the expired agreement with FDC in August 2005 and the expected expiration of our agreement with Microsoft in December 2005, both of which include monthly minimum revenue guarantees, increased investment spending, our adoption of SFAS 123(R) on July 1, 2005, and accelerated tier-based pricing adjustments for several of our customers, we expect unusual levels of quarterly variability in revenue and earnings per share throughout the year ending June 30, 2006. Although revenue and earnings per share may decline between quarters, for the full fiscal year, we expect revenue and earnings growth and we expect an operating margin in our targeted range of the mid to upper 20%.

     The following table sets forth, as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended
	September 30,
	2005	2004
Total revenues	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	37.2	42.4
Research and development	10.9	11.4
Sales and marketing	8.6	8.0
General and administrative	7.8	8.4
Depreciation and amortization	16.5	24.8

Total expenses	81.0	95.0

Income from operations	19.0	5.0
Equity in net loss of joint venture	(0.3)	(0.4)
Interest, net	1.1	1.0

Income before income taxes	19.8	5.6
Income tax expense	7.6	2.1

Net income	12.2%	3.5%

Results of Operations
     The following table sets forth our total revenues for the quarter ended September 30, 2005 and 2004, respectively.
Total Revenues (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$215,757	$177,833	$37,924	21.3%
     Our growth in total revenues was driven by 18% growth in our Electronic Commerce Division, 16% growth in our Investment Services Division and 54% growth in our Software Division.
     Overall growth in Electronic Commerce continues to be driven primarily by growth in transactions processed to 266 million for the quarter ended September 30, 2005, from almost 206 million for the quarter ended September 30, 2004. In addition, we delivered almost 43 million e-Bills in the quarter ended September 30, 2005, representing an increase of more than 44% from the more than 29 million e-Bills we delivered during the quarter ended September 30, 2004. With interest rates increasing since this time last year, we are experiencing growth in our revenue from interest-sensitive products such as Account Balance Transfer (“ABT”). This combined revenue growth for our Electronic Commerce Division was somewhat offset by our pricing practices. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of significant transaction growth, our average revenue per transaction has declined over time with respect to our transaction-based revenue. As a result of our tiered transaction-based pricing agreements with our customers and the expiration of the TransPoint minimums in August and December 2005, we expect our average revenue per transaction to initially decline in the quarter ended December 31, 2005, but more noticeably in the quarter ended March 31, 2006, resulting in an expected overall approximate 20% decline in our average rate per transaction from the end of our fiscal year 2005 to the end of our fiscal year 2006.
     Growth in Investment Services revenue was driven primarily by growth in the number of portfolios managed, to about 2.0 million as of September 30, 2005 from almost 1.7 million as of September 30, 2004. In some cases, we are adding new portfolios to CheckFree APL at a lower price point, driven by the increased volume coming from broker dealers at a lower price, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that more favorable market conditions have resulted in resumed growth in portfolios managed, and we remain optimistic about resulting growth opportunities.

     We experienced substantial revenue growth in our Software Division on a quarter-over-quarter basis. Although more than half of the increase in revenue resulted from our acquisition of Accurate, increased license sales in prior periods has given us a larger customer base and has resulted in a corresponding increase in maintenance and services revenues.
     The following tables set forth comparative revenues, by type, for the quarter ended September 30, 2005 and 2004, respectively.
Processing and Servicing (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$186,624	$158,842	$27,782	17.5%
     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services Divisions. While growth in portfolios managed in Investment Services contributed positively, our increase in processing and servicing revenue resulted primarily from the aforementioned growth in transactions processed in Electronic Commerce. We delivered almost 43 million e-Bills in the quarter ended September 30, 2005, representing an increase of more than 44% over the more than 29 million e-Bills we delivered during the quarter ended September 30, 2004. Additionally, with interest rates increasing since the quarter ending September 30, 2004, we experienced growth in revenue from our interest-sensitive products such as ABT. Volume-based growth in processing and servicing revenue was somewhat offset by the tier-based volume pricing discounts within both our Electronic Commerce and Investment Services Divisions.
License Fees (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$7,558	$5,874	$1,684	28.7%
     Our first quarter is typically a seasonally slow quarter for us. Growth in our license fees in the first quarter of fiscal year 2006 as compared to the same period last year was primarily due to sales resulting from our acquisition of Accurate in the quarter ended June 30, 2005.
Maintenance Fees (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$9,670	$7,355	$2,315	31.5%
     Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our maintenance base has grown as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all business units, as well as a full quarter of maintenance fees from our Accurate acquisition. We recognize maintenance fees ratably over the term of the related contractual support period. Based on the nature of maintenance fees, we expect minimal growth without additional license sales growth.
Other Revenues (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$11,905	$5,762	$6,143	106.6%
     Other revenues consist mostly of consulting and implementation fees across all three of our divisions. Our expanded product lines have given us more opportunities to provide services to our customers. During the quarter ended September 30, 2005, we generated more revenue from software services engagements across several products as compared to the same period last year along with a positive impact from our Accurate acquisition in April 2005.

     The following set of tables provides line-by-line expense comparisons with their relative percentages of our consolidated revenues for the quarters ended September 30, 2005 and 2004, respectively.
Cost of Processing, Servicing and Support (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended	$80,257	37.2%	$75,362	42.4%
     In Electronic Commerce, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure and are leveraging a significant fixed-cost processing infrastructure, in order to drive improvement in our cost per transaction. Our electronic payment rate has remained consistent at 83% for the past several quarters. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. Additionally, in the quarter ended September 30, 2004, we incurred a charge of approximately $2.6 million related to a software services engagement with a large customer and did not record any such charges in the first quarter of fiscal year 2006.
Research and Development (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended	$23,614	10.9%	$20,223	11.4%
     Including capitalized development costs of $0.1 million for the quarter ended September 30, 2005, and $0.4 million for the quarter ended September 30, 2004, gross expenditures for research and development were $23.7 million, or 11.0%, of consolidated revenues, for the quarter ended September 30, 2005, and were $20.6 million, or 11.6%, of consolidated revenues, for the quarter ended September 30, 2004. In addition to increased research and development costs resulting from our Accurate acquisition in the quarter ended June 30, 2005, we continue to invest heavily in product enhancement and productivity improvement initiatives, particularly in our Investment Services and Electronic Commerce Divisions.
Sales and Marketing (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended	$18,605	8.6%	$14,226	8.0%
     The increase in sales and marketing costs, as a percentage of consolidated revenues, is mainly due to our Accurate acquisition in the quarter ended June 30, 2005, which provided incremental sales commissions and marketing personnel and program costs, the variable sales commissions associated with a strong sales quarter, as well as a general increase in sales and marketing costs in our Electronic Commerce Division.
General and Administrative (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended	$16,686	7.8%	$15,035	8.4%
     Incremental general and administrative costs have resulted primarily from facilities and other non-redundant expenses, and costs relating to our Accurate acquisition during the quarter ended June 30, 2005. We continue to manage our general and administrative expenses at about 8% of our consolidated revenues.

Depreciation and Amortization (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended	$35,680	16.5%	$44,017	24.8%
     Depreciation and amortization expenses from operating fixed assets and capitalized software development costs remained essentially flat at $10.1 million for the quarter ended September 30, 2005, from $10.8 million for the quarter ended September 30, 2004. The remainder of our depreciation and amortization costs represents acquisition-related amortization. Despite additional amortization from intangible assets resulting from our acquisitions of IDS in September 2005 and Accurate in April 2005, depreciation and amortization decreased as a result of lower acquisition-related intangible amortization from intangible assets that have fully amortized since last year. The expiration of the monthly minimum revenue guarantees coincided with the expiration of the amortization of the TransPoint strategic agreement, which resulted in a decrease in amortization expense of approximately $8.3 million in the quarter ended September 30, 2005. We expect a further decrease in amortization expense resulting from the expiration of the amortization of the TransPoint strategic agreement. The strategic agreement, which provided approximately $24.8 million of amortization expense in each quarter of fiscal year 2005, will no longer contribute to our amortization expense beginning in the second quarter of fiscal year 2006.
Equity in Net Loss of Joint Venture (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended	$(667)	(0.3)%	$(647)	(0.4)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited, designed to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We provide 100% of OneVu’s necessary working capital requirements during its formative stage. We record the operations of the joint venture on the equity basis of accounting and the equity in net loss of the joint venture represents our portion of the loss incurred by the joint venture.
Net Interest (000’s)

	September 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Quarter ended:
Interest income	$2,691		$1,907
Interest expense	(235)		(211)

Net interest	$2,456	1.1%	$1,696	1.0%

     In addition to an increase in average cash, cash equivalents and investments, interest rates continue to rise from the same period last year, which increased our interest income during the quarter ended September 30, 2005, as compared to the same period last year. During the quarter ended September 30, 2004, we received nearly $0.5 million of interest associated with a sales tax rebate program from assets purchased in 2001, providing interest income that was unrelated to invested assets.
     Our interest expense associated with our lease obligations remained consistent from quarter-to-quarter as our interest rates on all leases are fixed and we did not enter into any significant lease arrangements in the quarter ended September 30, 2005 as compared to the same period last year.

Income Tax Expense (000’s)

	September 30,
	2005		2004
		Effective		Effective
	$	Rate	$	Rate
Quarter ended	$16,347	38.3%	$3,812	38.0%
     The increase in income tax expense is a result of the increase in taxable income in the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004.
Segment Information
     We evaluate the performance of our segments based on total revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization related to various business and asset acquisitions and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options, beginning July 1, 2004.
     The following table sets forth total revenues, operating income (loss) and certain other financial information by segment, for the periods noted:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Revenues:
Electronic Commerce	$163,451	$138,207
Investment Services	26,421	22,843
Software	25,885	16,783

Total revenues	$215,757	$177,833

Segment operating income (loss):
Electronic Commerce	$68,473	$46,951
Investment Services	4,398	2,560
Software	5,165	633
Corporate	(10,223)	(7,959)
Purchase accounting amortization:
Electronic Commerce	(23,575)	(32,563)
Investment Services	(313)	(151)
Software	(1,654)	(501)
SFAS 123(R) — Stock options issued before July 1, 2004(1):
Electronic Commerce	(985)	—
Investment Services	(139)	—
Software	(60)	—
Corporate	(172)	—

Income from operations	$40,915	$8,970

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.

Electronic Commerce Segment Information:
Electronic Commerce Revenue (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$163,451	$138,207	$25,244	18.3%
     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, an increase in e-Bills distributed, and an increase in our revenue from interest-sensitive products such as ABT, somewhat offset by contractual volume-based price discounts.
     We offer two basic levels of electronic billing and payment services to our customers — a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-Bill, on-line proof of payment, various levels of customer care, and other aspects of our service. Also, while a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, including our walk-in payment business. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT. A third category of revenue we simply refer to as “Other Electronic Commerce” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services.
     The following table provides a historical trend of revenue, underlying transaction metrics and subscriber metrics, where appropriate, for our Electronic Commerce Division over the last five quarters.

	Three Months Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(in millions)
Full Service
Revenue	$118.5	$110.1	$106.4	$102.4	$99.1
Active subscribers(1)	8.8	7.8	7.4	6.9	6.4
Transactions processed	180.1	161.9	153.6	142.9	133.5
Payment Services
Revenue	$35.4	$33.8	$32.4	$31.3	$30.5
Transactions processed	85.9	83.0	80.8	76.5	72.3
Other Electronic Commerce
Revenue	$9.6	$8.9	$8.8	$8.4	$8.6
Totals
Electronic Commerce revenue	$163.5	$152.8	$147.6	$142.1	$138.2
Transactions processed	266.0	244.9	234.4	219.4	205.8

(1)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a Consumer Service Provider that outsources essentially all of its electronic billing and payment (EBP) functions to CheckFree.

     The primary driver of the increase in Full Service revenue to $118.5 million for the quarter ended September 30, 2005 from $99.1 million for the quarter ended September 30, 2004, was our growth in Full Service transactions processed of 35%, to 180.1 million for the quarter ended September 30, 2005 from 133.5 million for the quarter ended September 30, 2004. This increase in Full Service revenue was the result of a general growth in the business as well as the effect of a system migration from the merger of two large banks at the end of our fourth quarter of fiscal year 2005, one of which was not previously a customer of ours. The impact of transaction growth was offset by general volume-based pricing tier discounts. From the quarter ended September 30, 2004 to the quarter ended September 30, 2005, Full Service revenue per transaction has declined to $0.66 from $0.74. In addition to our agreement with FDC expiring in August 2005, our agreement with Microsoft will expire in December 2005. As a result, we expect to see a temporary decline in historical quarterly revenue growth rates, initially in the quarter ended December 31, 2005, but more noticeably in the quarter ended March 31, 2006.
     Payment Services revenue has increased to $35.4 million in the quarter ended September 30, 2005 from $30.5 million in the quarter ended September 30, 2004. The continued growth in transactions from our existing customers and continued growth in e-Bills distributed were the primary drivers of the revenue increase.
     The increase in Other Electronic Commerce revenue was primarily due to an overall increase in implementation revenue.
Electronic Commerce Operating Income (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$68,473	$46,951	$21,522	45.8%
     In Electronic Commerce, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure and are leveraging a significant fixed-cost processing infrastructure, in order to drive improvement in our cost per transaction. Our electronic payment rate has remained consistent at 83% as of September 30, 2005 and 2004. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. In addition to leveraging a significant fixed-cost processing infrastructure, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure in order to drive improvement in our cost per transaction. From these efficiencies and improvements combined with an increase in our revenue from interest-sensitive products such as ABT, we have experienced an increase in our margin relating to our Electronic Commerce Division to 42% for the quarter ended September 30, 2005, from 34% for the quarter ended September 30, 2004.
Investment Services Segment Information:
Investment Services Revenue (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$26,421	$22,843	$3,578	15.7%
     Revenue growth in Investment Services was primarily due to an increase in portfolios managed to about 2.0 million as of September 30, 2005 from almost 1.7 million as of September 30, 2004. We have provided certain incentives for our customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, our acquisition of IDS in the last month of the first quarter of fiscal year 2006, provided incremental revenues.

Investment Services Operating Income (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$4,398	$2,560	$1,838	71.8%
     Our operating margin has increased to 17% for the quarter ended September 30, 2005 from 11% for the quarter ended September 30, 2004, primarily driven by the growth in portfolios managed to about 2.0 million as of September 30, 2005, from almost 1.7 million as of September 30, 2004. We continue to incur additional spending on the enhanced operating system project, CheckFree EPL TM (Enhanced Portfolio Lifecycle), and continue to invest in resources designed to improve future operational quality standards through Six Sigma quality programs. We expect our future margin to remain below our more typical low 20% range until completion of CheckFree EPL, which is expected to be in the mid to late fiscal year 2007.
Software Segment Information:
Software Revenue (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$25,885	$16,783	$9,102	54.2%
     Our first quarter is typically a seasonally slow quarter. However, in addition to incremental license fees, additional maintenance and other revenues provided from our acquisition of Accurate in the quarter ended June 30, 2005, we provided incremental professional services to implement several of our solutions to customers in the quarter ended September 30, 2005. We believe this to be the result of improved execution within the Software Division.
Software Operating Income (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$5,165	$633	$4,532	716.0%
     The increase in quarter-over-quarter operating income is due to our Accurate acquisition in April 2005 and a charge of approximately $2.6 million that we recorded in the quarter ended September 30, 2004, to cover the expected loss associated with a services agreement with a large customer. Until higher margin license fees begin to increase at a greater pace, we expect operating margins of about 20%.
Corporate Segment Information:
Corporate Operating Loss (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$(10,223)	$(7,959)	$(2,264)	28.4%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and in spite of operations added through acquisition. We expect that our Corporate operating loss will stay near 5% of our consolidated revenues range.

Purchase Accounting Amortization:
Purchase Accounting Amortization (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$25,542	$33,215	$(7,673)	(23.1)%
     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions. Despite the addition of $9.3 million of non-goodwill intangible assets from our acquisition of IDS during the last month of the quarter ended September 30, 2005, the incremental amortization expense has been more than offset by the decrease resulting from intangible assets that have fully amortized since September 30, 2004. The expiration of the monthly minimum revenue guarantees coincided with the expiration of the amortization of the TransPoint strategic agreement, which resulted in a decrease in amortization expense of approximately $8.3 million in the quarter ended September 30, 2005. We expect a further decrease in amortization expense resulting from the expiration of the amortization of the TransPoint strategic agreement. The strategic agreement, which provided approximately $24.8 million of amortization expense in each quarter of fiscal year 2005, will no longer contribute to our amortization expense beginning in the second quarter of fiscal year 2006.
SFAS 123(R) — Stock Options Issued Before July 1, 2004:
SFAS 123(R) — Stock Options Issued Before July 1, 2004 (000’s)

	September 30,		Change
	2005	2004	$	%
Quarter ended	$1,356	$—	$1,356	—
     Upon our adoption of SFAS 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amount recorded during the first quarter of fiscal year 2006 represents equity-based compensation relating to the vesting of options that were still unvested as of July 1, 2005 but were granted before our implementation of our current incentive compensation philosophy on July 1, 2004, which significantly reduced overall participation and focused on restricted stock awards with limited stock options grants. There was no such expense recorded during our fiscal year 2005.
Inflation
     We believe the effects of inflation have not had a significant impact on our results of operations.

Liquidity and Capital Resources
     The following chart provides a summary of our consolidated statements of cash flows for the appropriate periods (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$43,475	$31,674
Net cash provided by (used in) investing activities	1,242	(31,277)
Net cash provided by financing activities	5,190	786
Effect of exchange rate changes	59	488

Net increase in cash and cash equivalents	$49,966	$1,671

     As of September 30, 2005, we had $325.4 million of cash, cash equivalents and short-term investments on hand, and an additional $57.1 million in long-term investments. Our balance sheet reflects a current ratio of 2.7 and working capital of $380.6 million. Due primarily to processing efficiency improvement, we experienced a significant increase in net cash provided by operating activities over the past several years. We fully utilized our federal net operating loss carryover credits late in the quarter ended September 30, 2004, and as a result, we are now a full federal taxpayer. Despite having to pay full federal income taxes, we generated $43.5 million of net cash provided by operating activities, and we expect to generate about $215.0 million of net cash provided by operating activities in the fiscal year ending June 30, 2006. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for the fiscal year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. During August 2005, we announced that our board of directors had approved up to $60.0 million for the purpose of repurchasing shares of our common stock through July 31, 2006. As of September 30, 2005, no such purchases had taken place. To the extent we require additional cash, we have access to an untapped $185.0 million revolving credit facility. We have no immediate plans to borrow against this credit facility.
     From an investing perspective, we generated net cash of $1.2 million in the quarter ended September 30, 2005. We generated $28.0 million from the net sales of investments, we used $7.2 million in capital expenditures, $18.0 million for our acquisition of IDS, $1.1 million related to our funding of our United Kingdom based joint venture, OneVu, $0.4 million for the change in other assets, and $0.1 million in the capitalization of software development costs. We expect to spend about $45.0 million on purchases of property and equipment during our fiscal year 2006.
     From a financing perspective, we generated net cash of $5.2 million in the quarter ended September 30, 2005. We received $1.3 million from our Associate Stock Purchase Plan, $4.0 million from the exercise of stock options, and $0.8 million from the excess tax benefit related to our equity-based compensation. In addition, we used $0.9 million to make payments on our capital leases and other long-term obligations.
     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate approximately $170.0 million of free cash flow for the fiscal year ending June 30, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” for a discussion of this measure.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of September 30, 2005, and do not anticipate any change in the foreseeable future.

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
     Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which we filed with the SEC on September 2, 2005.
     Our free cash flow for the quarter ended September 30, 2005 and September 30, 2004 is calculated as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$43,475	$31,674
Excluding: Net change in settlement accounts	4,908	1,491
Less: Capital expenditures	(7,166)	(4,879)

Free cash flow	$41,217	$28,286

     Net cash provided by (used in) investing activities for the quarters ended September 30, 2005 and 2004, was $1.2 million and $(31.3) million, respectively. Net cash provided by financing activities for the quarters ended September 30, 2005 and 2004, was $5.2 million and $0.8 million, respectively.
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
Recent Development
     Acquisition of Aphelion Inc . On October 31, 2005, we completed the acquisition of substantially all of the assets of Aphelion Inc. (“Aphelion”), a leading provider of health club management software and services for approximately $18.0 million in cash. Aphelion will become a part of our Electronic Commerce Division.
Application of Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial conditions and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 2, 2005, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business — Business Risks” included in our Annual Report on Form 10-K for the year ended June 30, 2005, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We now maintain multiple offices in the United Kingdom, Australia, and Luxembourg. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Australian dollar for our Australian subsidiary, and the euro as the functional currency for our Luxembourg operations. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange contracts and other similar instruments.
     While our international sales represented about six percent of our consolidated revenues for the quarter ended September 30, 2005, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenues. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of September 30, 2005, we had entered into interest rate swap transactions totaling $125.0 million.
     The swaps are designated as cash flow hedges, and are recorded on our consolidated balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate-sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $0.9 million. The decline in the fair value of the swaps would be offset by an increase in cash flows of the underlying hedged interest rate sensitive revenue.
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 6. Exhibits

Exhibit	Exhibit
Number	Description
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32 (a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32 (b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

\

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: November 8, 2005	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice
President and Chief Financial Officer*
(Principal Financial Officer)

Date: November 8, 2005	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President,
Controller, and Chief Accounting Officer
(Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.