Form 10-Q
period 2005-12-31
CHECKFREE CORP \GA\
filed 2006-02-08
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,274,759 shares of Common Stock, $.01 par value, were outstanding at January 31, 2006.

FORM 10-Q
CHECKFREE CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	December 31,	June 30,
	2005	2005
	(In thousands, except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,625	$101,272
Settlement assets	118,872	73,675
Investments	133,882	196,805
Accounts receivable, net	138,736	122,158
Accounts receivable, related parties	5,773	5,775
Prepaid expenses and other assets	36,709	26,258
Deferred income taxes	6,462	10,407

Total current assets	647,059	536,350
PROPERTY AND EQUIPMENT, NET	96,407	89,273
OTHER ASSETS:
Capitalized software, net	4,683	6,175
Goodwill	673,699	656,174
Strategic agreements, net	118,476	147,448
Other intangible assets, net	42,167	30,935
Investments and restricted cash	69,868	62,996
Other noncurrent assets	5,309	4,600
Deferred income taxes	43,883	35,648
Investment in joint venture	1,210	317

Total other assets	959,295	944,293

Total assets	$1,702,761	$1,569,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,727	$11,444
Settlement obligations	116,854	73,919
Accrued liabilities	66,094	72,189
Current portion of long-term obligations	1,058	476
Deferred revenue	51,588	40,793

Total current liabilities	249,321	198,821
ACCRUED RENT AND OTHER	3,542	4,324
DEFERRED INCOME TAXES	2,686	4,967
CAPITAL LEASE AND LONG-TERM OBLIGATIONS – LESS CURRENT PORTION	25,253	25,389
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,982,564 and 90,257,704 shares, respectively	910	903
Additional paid-in-capital	2,488,795	2,469,184
Unearned compensation	—	(6,168)
Accumulated other comprehensive loss	(2,615)	(2,251)
Accumulated deficit	(1,065,131)	(1,125,253)

Total stockholders’ equity	1,421,959	1,336,415

Total liabilities and stockholders’ equity	$1,702,761	$1,569,916

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(In thousands, except per share data)
REVENUES:
Processing and servicing:
Third parties	$178,700	$156,688	$356,324	$308,030
Related parties	9,000	7,500	18,000	15,000

Total processing and servicing	187,700	164,188	374,324	323,030
License fees	7,822	7,655	15,380	13,529
Maintenance fees	9,974	7,456	19,644	14,811
Professional fees	10,444	6,457	22,349	12,219

Total revenues	215,940	185,756	431,697	363,589

EXPENSES:
Cost of processing, servicing and support	81,577	72,688	161,834	148,050
Research and development	24,340	19,329	47,954	39,552
Sales and marketing	20,959	16,282	39,564	30,508
General and administrative	16,683	13,430	33,369	28,465
Depreciation and amortization	20,129	43,643	55,809	87,660

Total expenses	163,688	165,372	338,530	334,235

INCOME FROM OPERATIONS	52,252	20,384	93,167	29,354
OTHER:
Equity in net loss of joint venture	(807)	(700)	(1,474)	(1,347)
Interest income	3,156	1,810	5,847	3,717
Interest expense	(240)	(320)	(475)	(531)

INCOME BEFORE INCOME TAXES	54,361	21,174	97,065	31,193
INCOME TAX EXPENSE	20,596	8,131	36,943	11,943

NET INCOME	$33,765	$13,043	$60,122	$19,250

BASIC INCOME PER SHARE:
Income per common share	$0.37	$0.14	$0.66	$0.21

Weighted-average number of shares	90,820	90,545	90,699	90,482

DILUTED INCOME PER SHARE:
Income per common share	$0.36	$0.14	$0.65	$0.21

Weighted-average number of shares	93,589	93,019	93,203	92,764

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net income	$60,122	$19,250
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of joint venture	1,474	1,347
Depreciation and amortization	55,809	87,660
Deferred income tax provision (benefit)	(6,571)	2,285
Equity-based compensation	8,092	3,035
Net loss on disposition of property and equipment	220	—
Change in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	(2,262)	(1,428)
Accounts receivable	(15,525)	(666)
Prepaid expenses and other	(9,837)	(5,921)
Accounts payable	1,719	1,026
Accrued liabilities and other	(2,885)	(12,712)
Deferred revenue	9,906	3,659

Net cash provided by operating activities	100,262	97,535
INVESTING ACTIVITIES:
Purchase of property and software	(23,642)	(14,117)
Capitalization of software development costs	(276)	(1,006)
Purchase of businesses, net of cash acquired	(36,144)	(3,054)
Purchase of investments – Available-for-sale	(173,674)	(105,577)
Proceeds from sales and maturities of investments – Available-for-sale	229,744	85,680
Purchase of other investments	(443)	(100)
Proceeds from other investments	163	26
Increase in restricted cash	(450)	—
Investment in joint venture	(2,367)	(1,872)
Change in other assets	(976)	—

Net cash used in investing activities	(8,065)	(40,020)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(1,596)	(1,880)
Proceeds from stock options exercised	11,334	3,813
Proceeds from associate stock purchase plan	2,090	2,302
Excess tax benefit from equity-based compensation	1,486	—

Net cash provided by financing activities	13,314	4,235
Effect of exchange rate changes on cash and cash equivalents	(158)	1,057

NET INCREASE IN CASH AND CASH EQUIVALENTS	105,353	62,807
CASH AND CASH EQUIVALENTS:
Beginning of period	101,272	134,832

End of period	$206,625	$197,639

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three and six months ended December 31, 2005 and 2004, are not necessarily indicative of our projected results for the full year.
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
2.	Investments
     Our investments consist of the following (in thousands):

	December 31,	June 30,
	2005	2005
Available-for-sale	$398,920	$347,895
Other investments	1,200	918
Restricted cash	450	—
Less: amounts classified as cash equivalents	196,820	89,012

Total investments	$203,750	$259,801

     The fair value of our available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the third quarter of fiscal year 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of December 31, 2005 and June 30, 2005, we had approximately $56,575,000 and $79,150,000 in auction rate securities, respectively.
     In the three- and six-month periods ended December 31, 2005, we sold available-for-sale investments in the amount of $102,006,000 and $229,744,000, respectively. In the three- and six-month periods ended December 31, 2004, we sold available-for-sale investments in the amount of $31,147,000 and $85,680,000, respectively. We recognized gross gains of $0 and $4,000 as well as gross losses of $0 and $33,000 on these sales during the three-month periods ended December 31, 2005 and 2004, respectively. We recognized gross gains of $0 and $4,000 as well as gross losses of $0 and $40,000 on these sales during the six-month periods ended December 31, 2005 and 2004, respectively.

3. Goodwill and Other Intangible Assets
     We performed our annual goodwill impairment review as of April 30 for the year ended June 30, 2005. No indicators of impairment were evident based on this review.
     In October 2005, we completed the acquisition of substantially all of the assets of Aphelion, Inc. (“Aphelion”), a leading provider of health club management software and services for approximately $18,094,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $10,251,000, which is deductible for tax purposes. Aphelion is a part of our Electronic Commerce Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$5,400	5 yrs
Current technology	1,300	5 yrs
Tradenames	600	3 yrs
Covenants not to compete	330	2 yrs
     The effect of our acquisition of Aphelion during the quarter ended December 31, 2005, was not material to our operations, individually or on a combined basis with other current year acquisitions.
     In September 2005, we completed the purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry, for approximately $18,027,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $8,014,000, which is deductible for tax purposes. The business was integrated with our Investment Services Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$7,000	6 yrs
Tradenames	1,831	3 yrs
Current technology	500	3 yrs
     The effect of our acquisition of IDS during the quarter ended September 30, 2005, was not material to our operations, individually or on a combined basis with other current year acquisitions.
     In April 2005, we completed our acquisition of Accurate Software Limited (“Accurate”) for approximately $57,005,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $40,882,000, which is not deductible for tax purposes. In the three-month period ended December 31, 2005, we recorded post-closing adjustments which decreased our goodwill balance by approximately $740,000.
     In June 2004, we completed our acquisition of American Payment Systems, Inc. (“APS”) for approximately $109,013,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $74,957,000, which is deductible for tax purposes. In December 2004, we made a final purchase price adjustment of $3,277,000. We recorded $733,000 of deferred tax assets related to our final purchase price adjustments. These adjustments increased our goodwill balance by approximately $2,544,000.

     In November 2003, we completed our acquisition of HelioGraph, Ltd. (“HelioGraph”) for approximately $18,756,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $14,783,000, which is not deductible for tax purposes. In December 2004, we received a refund of an escrow deposit resulting in a final purchase price adjustment which decreased our goodwill balance by approximately $223,000.
     As of December 31, 2005, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2004, to December 31, 2005, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2004	$578,695	$22,889	$11,387	$612,971
Goodwill acquired and adjustments	2,544	40,659	—	43,203

Balance as of June 30, 2005	581,239	63,548	11,387	656,174
Goodwill acquired and adjustments	10,251	(740)	8,014	17,525

Balance as of December 31, 2005	$591,490	$62,808	$19,401	$673,699

     The components of our various amortized intangible assets are as follows (in thousands):

	December 31,	June 30,
	2005	2005
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	33,502	33,226

Total	200,960	200,684
Less: accumulated amortization	196,277	194,509

Capitalized software, net	$4,683	$6,175

Strategic agreements:
Strategic agreements (1)	$744,423	$744,423
Less: accumulated amortization	625,947	596,975

Strategic agreements, net	$118,476	$147,448

Other intangible assets:
Tradenames	$55,185	$52,754
Customer base	69,468	57,068
Current technology	5,890	4,090
Money transfer license	1,700	1,700
Covenants not to compete	5,680	5,350

Total	137,923	120,962
Less: accumulated amortization	95,756	90,027

Other intangible assets, net	$42,167	$30,935

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
     For the three- and six-month periods ended December 31, 2005, amortization of intangible assets totaled $10,261,000 and $36,469,000, respectively. For the three- and six-month periods ended December 31, 2004, amortization of intangible assets totaled $34,387,000 and $69,061,000, respectively.

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
     Following the guidance of Statement of Financial Accounting Standards (“SFAS”) 146 “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded $5,585,000 of reorganization charges in our fiscal year ended June 30, 2005, which consisted of severance and related benefits costs. We expect our reorganization to be completed by April 2006 and anticipate no additional expenses relating to the reorganization charge.
     As of June 30, 2004, we had approximately $732,000 of unpaid office closure costs related to our fiscal year 2002 reorganization.
     A summary of activity related to our reorganization charges from June 30, 2004, to December 31, 2005 is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total
Balance as of June 30, 2004	$—	$732	$732
Reorganization charge	5,585	—	5,585
Cash payments – year ended June 30, 2005	(385)	(576)	(961)

Balance as of June 30, 2005	5,200	156	5,356
Cash payments – six months ended December 31, 2005	(4,900)	(156)	(5,056)

Balance as of December 31, 2005	$300	$—	$300

5.	Common Stock
     In the six months ended December 31, 2005, we issued stock for various employee benefit programs. In August 2005, under the 2002 Stock Incentive Plan (“2002 Plan”), we issued 82,242 shares of common stock to fund our 401(k) match, the cost of which we accrued during the year ended June 30, 2005. Under our Associate Stock Purchase Plan, we issued 67,204 shares of common stock in August 2005 and 54,390 shares of common stock in January 2006 based on our employee’s salary withholdings from the respective previous six-month periods.
     We have a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Plan. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. In August 2005, we granted 235,397 shares of restricted stock related to the fiscal year 2006 grant under the LTIC program. In August 2004, we granted 341,837 shares of restricted stock related to the fiscal year 2005 grant under the LTIC program. In the three- and six-month periods ended December 31, 2005, we recorded compensation expense of approximately $427,000 and $1,078,000, respectively, related to the vesting of the restricted stock under the fiscal year 2006 LTIC grant. In the three- and six-month periods ended December 31, 2005, we recorded compensation expense of approximately $447,000 and $1,018,000, respectively, related to the vesting of the restricted stock under the fiscal year 2005 LTIC grant. In the three- and six-month periods ended December 31, 2004, we recorded compensation expense of approximately $702,000 and $1,429,000, respectively, related to the vesting of the restricted stock under the fiscal year 2005 LTIC grant.

     In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share that were then outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan (“1995 Plan”), BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units that we issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003, representing the cash consideration portion of the Tender Offer. In July 2005, we issued 42,756 shares relating to the portion of the Tender Offer that vested on July 17, 2005. In July 2004, we issued 51,143 shares relating to the portion of the Tender Offer that vested on July 17, 2004. Approximately 67,000 shares of restricted stock units are scheduled to vest under the Tender Offer on July 17, 2006. We recorded an expense of approximately $423,000, $846,000, $521,000 and $1,043,000 for the three- and six-month periods ended December 31, 2005 and 2004, respectively, related to the vesting of restricted stock units under the Tender Offer.
6.	Equity-Based Compensation
     On July 1, 2005, we adopted, using the modified prospective application, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an associate stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
     Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of unearned compensation (a contra-equity account) related to earlier awards against the appropriate equity accounts.
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
     Had compensation cost for our equity-based compensation plans been determined based on the fair value at the grant dates for awards under our plans in accordance with the provisions of SFAS 123, our net income and net income per share, for the three- and six-month periods ended December 31, 2004, would have been as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
Net income, as reported	$13,043	$19,250
Equity-based compensation included in net income, as reported	950	1,880
Equity-based compensation under SFAS 123	(2,235)	(5,167)

Pro forma net income	$11,758	$15,963

Reported net income per share:
Basic and diluted	$0.14	$0.21

Pro forma net income per share:
Basic	$0.13	$0.18

Diluted	$0.13	$0.17

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
     The following table reconciles the differences in our earnings per share and weighted-average shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	Three Months Ended
	December 31, 2005			December 31, 2004
		Weighted -			Weighted -
		Average	Earnings		Average	Earnings
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic EPS	$33,765	90,820	$0.37	$13,043	90,545	$0.14

Effect of dilutive securities:
Options and warrants	—	2,769		—	2,474

Diluted EPS	$33,765	93,589	$0.36	$13,043	93,019	$0.14

	Six Months Ended
	December 31, 2005			December 31, 2004
		Weighted -			Weighted -
		Average	Earnings		Average	Earnings
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic EPS	$60,122	90,699	$0.66	$19,250	90,482	$0.21

Effect of dilutive securities:
Options and warrants	—	2,504		—	2,282

Diluted EPS	$60,122	93,203	$0.65	$19,250	92,764	$0.21

     The weighted-average diluted common shares outstanding for the three- and six-month periods ended December 31, 2005 excludes the effect of approximately 472,000 and 1,302,000 out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three- and six-month periods ended December 31, 2004, excludes the effect of approximately 2,625,000 and 2,778,000 out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$33,765	$13,043	$60,122	$19,250
Other comprehensive income (loss):
Foreign currency translation adjustments	(343)	355	(137)	460
Unrealized holding gains (losses) on investments, net of tax	484	(697)	(227)	(91)

Comprehensive income	$33,906	$12,701	$59,758	$19,619

9.	Related Parties
     On September 1, 2000, we acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17,000,000 shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock and Microsoft continued to own those shares as of December 31, 2005. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to our board for such time as they own at least 6,425,438 shares of our common stock. On February 2, 2006, the Microsoft nominated director resigned from our board of directors. Microsoft has not elected to exercise its right to re-nominate a director. Therefore, Microsoft was no longer considered a related party beginning on February 2, 2006, and will remain an unrelated party until their right to nominate a director is exercised and such nominee is elected or Microsoft increases its voting interest to more than 10%.
     We entered into a commercial alliance agreement with Microsoft as part of the TransPoint acquisition. Under the terms of the commercial alliance agreement, Microsoft, among other things, agreed to use us for pay anyone and bill presentment services offered by Microsoft. Our commercial alliance agreement also provided for monthly minimum revenue guarantees that increased annually over its five-year term. The total revenue guarantees amounted to $120,000,000 throughout the contract period.
     We entered into a joint marketing agreement with Microsoft in November 2005. Under the terms of the joint marketing agreement, Microsoft, among other things, agreed to transfer the existing portal of Microsoft Money web bill payment customers to us as of the date of the agreement for a period of three years. The agreement will automatically extend for successive one-year terms, commencing at the conclusion of the initial three-year period, unless contrary notice is given by either party no less than 90 days prior to termination of the term.
     Pursuant to the terms of the TransPoint acquisition, First Data was entitled to nominate one director to our board for such time as they own at least 4,925,438 shares of our common stock. On July 27, 2004, the First Data nominated director resigned from our board of directors. First Data no longer meets the required level of share ownership to nominate a member of our board of directors. Although First Data remains a customer of ours, First Data ceased being a related party starting with our quarter ended September 30, 2004.
     In addition, we entered into a marketing agreement with First Data as part of the TransPoint acquisition. Under the terms of the marketing agreement, we agreed to use certain First Data payment processing services if, in each case using reasonable judgment, substantially similar services are not then obtainable from a third party at an overall economic cost to us that is less than the overall economic cost of First Data’s services. The marketing agreement also provided for monthly minimum revenue guarantees that increased annually over its five-year term. The total revenue guarantees amounted to $60,000,000 throughout the contract period. On January 10, 2002, we entered into an agreement for check processing services with Integrated Payment Systems Inc., a subsidiary of First Data.
     Our agreement with FDC expired in August 2005 and our agreement with Microsoft expired in December 2005. First Data and Microsoft operated substantially below their minimum monthly commitments throughout the contract period of five years.

10.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Six Months Ended
	December 31,
	2005	2004
Interest paid	$249	$360

Income taxes paid	$33,333	$16,394

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$1,819	$567

Stock funding of 401(k) match	$2,994	$3,100

Stock funding of Associate Stock Purchase Plan	$1,946	$1,694

11.	Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition-related intangible asset amortization and the SFAS 123(R) impact of options issued prior to July 1, 2004. There are no inter-segment sales.
     The following sets forth certain financial information attributable to our business segments for the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Electronic Commerce	$163,298	$142,108	$326,749	$280,315
Investment Services	28,448	23,972	54,869	46,815
Software	24,194	19,676	50,079	36,459

Total	$215,940	$185,756	$431,697	$363,589

Segment operating income (loss):
Electronic Commerce	$64,070	$50,879	$132,543	$97,830
Investment Services	5,052	5,624	9,450	8,184
Software	3,308	6,669	8,473	7,302
Corporate	(9,281)	(9,577)	(19,504)	(17,536)

Total	63,149	53,595	130,962	95,780
Acquisition-related intangible asset amortization	(9,655)	(33,211)	(35,197)	(66,426)
SFAS 123(R) – Stock options issued before July 1, 2004 (1)	(1,242)	—	(2,598)	—
Equity in net loss of joint venture	(807)	(700)	(1,474)	(1,347)
Interest, net	2,916	1,490	5,372	3,186

Total income before income taxes	$54,361	$21,174	$97,065	$31,193

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.

12.	Subsequent Events
     On January 1, 2006, we acquired PhoneCharge, Inc. (“PhoneCharge”), a leading provider of telephone and Internet-based bill payment services, for approximately $100,000,000 in cash, subject to post-closing adjustments. PhoneCharge will become a part of our Electronic Commerce Division. The effect of this acquisition will not be material to our operations, individually or on a combined basis with other current year acquisitions.
     On February 6, 2006, we completed the sale of the assets of our M-Solutions business unit, which was part of our Investment Services Division, for approximately $20,000,000 in cash, subject to post-closing adjustments. The sale was the result of an unsolicited bid. Our M-Solutions unit was based in Durham, North Carolina, and its product line included M-Search®, CheckFree M-Pact and M-Watch®. The estimated carrying amount of the major classes of assets and liabilities included as part of our expected disposal group as of December 31, 2005, were as follows (in thousands):

Total current assets	$1,100
Total other assets	8,600

Total current liabilities	$4,600
Total other liabilities	600

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the three- and six-month periods ended December 31, 2005, we processed more than 270 million and 537 million payment transactions, respectively, and delivered more than 45 million and approximately 88 million electronic bills (“e-Bills”), respectively. For the year ended June 30, 2005, we processed approximately 905 million payment transactions and delivered approximately 140 million e-Bills. The number of transactions we process each year continues to grow. Our Electronic Commerce Division accounted for approximately 76% of our consolidated revenues in both the three- and six-month periods ended December 31, 2005.
     Our Electronic Commerce Division products enable consumers to:
•	receive e-Bills through the Internet;

•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and

•	make payments not related to bills – to anyone.
     Through our Investment Services Division, we provide a range of portfolio management services that help financial institutions, including broker dealers, money managers and investment advisors. As of December 31, 2005, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage more than 2.1 million portfolios, representing about $1.3 trillion in assets. Our Investment Services Division accounted for approximately 13% of our consolidated revenues in both the three- and six-month periods ended December 31, 2005.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management/reconciliation, financial messaging/corporate actions, compliance, and electronic billing. Our Software Division accounted for approximately 11% of our consolidated revenues in both the three- and six-month periods ended December 31, 2005.

Executive Summary
     Due to growth in all of our divisions, the contribution from acquisitions in fiscal years 2006 and 2005, and despite the expiration of one of our customer’s monthly minimum revenue guarantees in August 2005, our consolidated revenues grew more than 16% in the quarter ended December 31, 2005, as compared to the same period last year. For the three-month period ended December 31, 2005, we earned net income of $33.8 million as compared to $13.0 million for the same period last year, which represents an increase of 159%. We generated $37.7 million of free cash flow, a decrease of approximately $18.9 million, or 33% over the comparable period last year. The decrease in free cash flow for the three-month period ended December 31, 2005, compared to the same period last year, is due primarily to cash used to reduce accounts payable, accrued liabilities and an increase in fixed asset purchases. For the six-month period ended December 31, 2005, we earned net income of $60.1 million as compared to $19.3 million for the comparative prior year period. We generated $78.9 million of free cash flow, a decrease of approximately $6.0 million, or 7% over the same period last year. The decrease in free cash flow in both the three- and six-month periods ended December 31, 2005 is primarily due to an increase in capital expenditures as compared to prior year periods. See “Use of Non-GAAP Financial Information” for our definition and discussion of free cash flow.
     Our Electronic Commerce Division continued to experience revenue growth during the quarter ended December 31, 2005. Transaction growth exceeded 23% in the second quarter of fiscal year 2006 as compared to the same period last year, and sequential quarterly transaction growth was about 2% due to the anticipated loss of approximately 8 million transactions. Additionally, we delivered more than 45 million e-Bills in the quarter ended December 31, 2005, compared to almost 33 million in the corresponding period last year. We believe that the added availability of e-Bills will make electronic payment offerings increasingly more compelling to consumers. Our continued efforts to improve quality and efficiency in our operations, combined with an industry leading electronic versus paper payment rate and our ability to leverage a fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Due primarily to the impact of the expiration of the monthly minimum revenue guarantees of one of our TransPoint customers in August 2005, combined with the impact of tiered transaction-based pricing agreements with several other customers, the migration off of our system by two customers and anticipated investment spending, our operating margin dropped several points, as anticipated, during the three-month period ended December 31, 2005. We expect our operating margin to decline more noticeably in the quarter ended March 31, 2006, mainly due to the full impact of the expiration of the monthly minimum revenue guarantees of the second of our TransPoint customers as well as the expected migration of a large bank customer from a processing model that guarantees funds to our standard risk-based processing model, which impacts our interest-based revenue. In October 2005, we purchased substantially all of the assets of Aphelion, Inc. (“Aphelion”), a leading provider of health club management software and services. The addition of Aphelion expands the number of clubs that we serve, strengthens our presence in the mid-size and independent club markets, and brings us prospective electronic funds transfer customers. Aphelion also establishes our presence in the health and fitness industry in Europe, Canada and Asia-Pacific with club management solutions in multiple languages.
     Our Investment Services Division achieved revenue growth of approximately 19% in the quarter ended December 31, 2005, as compared to the same period last year. This growth was primarily due to an increase in portfolios managed to more than 2.1 million as of December 31, 2005, from more than 1.7 million as of December 31, 2004. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which result in a reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. We are continuing our investment in the rewrite of CheckFree APL and expect this investment to continue to result in operating margins of about 20% for this division for the remainder of fiscal year 2006. Revenue growth was also due to revenue associated with our purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) in September 2005. Our purchase of IDS, a provider of enterprise portfolio management solutions to the financial services industry, extends our client base to include more participants in the investment management industry and will allow us to drive further growth in this market. In addition, IDS provides our Investment Services Division with additional technology, including new brokerage performance reporting tools.

     Our Software Division grew revenue 23% in the quarter ended December 31, 2005, as compared to the same period last year, mainly due to our acquisition of Accurate Software Limited (“Accurate”) in April 2005, as well as incremental professional services provided to implement several of our solutions to customers.
     As we entered fiscal year 2006, we were prepared for the expiration of our five-year agreements with Microsoft Corporation (“Microsoft”) and First Data Corporation (“FDC”), resulting from our acquisition of MSFDC, L.L.C. (“TransPoint”) in September 2000. Our contracts with both Microsoft and FDC included monthly minimum revenue guarantees that increased annually over their five-year term. The following table represents the total annual minimum revenue guarantees throughout the contract periods with the respective customer (in thousands):

Fiscal Year Ended June 30,	Microsoft	FDC	Total
2001	$6,000	$5,000	$11,000
2002	15,000	8,500	23,500
2003	21,000	11,500	32,500
2004	27,000	14,500	41,500
2005	33,000	17,500	50,500
2006	18,000	3,000	21,000

Total	$120,000	$60,000	$180,000

     Both agreements operated substantially below their monthly minimum revenue guarantee levels from inception to expiration. Our agreement with FDC expired in August 2005 and our agreement with Microsoft expired in December 2005. There has been a temporary decline in historical quarterly revenue growth rates during the quarter ended December 31, 2005. The temporary decline in historical quarterly revenue growth rates is expected to be more noticeable in the quarter ended March 31, 2006.
     We continue to expect a substantial increase in our tax payments in fiscal year 2006 and we now expect to incur a little more than $45.0 million of capital expenditures as we continue to make significant investments in high availability disaster recovery data center operations. On January 1, 2006, we acquired PhoneCharge, Inc. (“PhoneCharge”), a leading provider of telephone and Internet-based bill payment services, for approximately $100.0 million in cash, subject to post-closing adjustments. On February 6, 2006, we completed the sale of the assets of our M-Solutions business unit for approximately $20.0 million in cash, subject to post-closing adjustments. We continue to expect free cash flow of approximately $170.0 million for the fiscal year 2006. When combined with cash, cash equivalents, and short-term investments totaling $340.5 million at December 31, 2005, we believe we are well positioned to take advantage of additional opportunities for acquisitions as they arise. Also, during August 2005, our board of directors approved a stock repurchase program under which we may repurchase up to $60.0 million of our common stock through July 31, 2006. We made no repurchases under this stock repurchase program in the six-month period ended December 31, 2005.
     In summary, between the expiration of our agreement with FDC in August 2005 and the expiration of our agreement with Microsoft in December 2005, both of which included monthly minimum revenue guarantees, increased investment spending, our adoption of SFAS 123(R) on July 1, 2005, and accelerated tier-based pricing adjustments for several of our customers, we expect some quarterly variability in revenue and earnings per share throughout the remainder of our fiscal year ending June 30, 2006. Although revenue and earnings per share may decline between quarters, for the full fiscal year, we expect revenue and earnings growth, and we expect an operating margin in our targeted range.

     The following table sets forth, as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of processing, servicing and support	37.8	39.1	37.5	40.7
Research and development	11.3	10.4	11.1	10.9
Sales and marketing	9.7	8.8	9.2	8.4
General and administrative	7.7	7.2	7.7	7.8
Depreciation and amortization	9.3	23.5	12.9	24.1

Total expenses	75.8	89.0	78.4	91.9

Income from operations	24.2	11.0	21.6	8.1
Equity in net loss of joint venture	(0.4)	(0.4)	(0.3)	(0.4)
Interest, net	1.4	0.8	1.2	0.9

Income before income taxes	25.2	11.4	22.5	8.6
Income tax expense	9.6	4.4	8.6	3.3

Net income	15.6%	7.0%	13.9%	5.3%

Results of Operations
     The following table sets forth our total revenues for the three- and six-month periods ended December 31, 2005, and 2004, respectively.

Total Revenues (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$215,940	$185,756	$30,184	16.2%

Six months ended	$431,697	$363,589	$68,108	18.7%
     Quarter-over-quarter revenue growth was driven by 15% growth in our Electronic Commerce Division, 19% growth in our Investment Services Division and 23% growth in our Software Division. Year-to-date over year-to-date revenue growth was driven by 17% growth in our Electronic Commerce Division, 17% growth in our Investment Services Division and 37% growth in our Software Division.

     Overall growth in our Electronic Commerce Division continues to be driven primarily by growth in transactions processed, to more than 270 million for the quarter ended December 31, 2005, from more than 219 million for the quarter ended December 31, 2004, and to more than 536 million for the six-month period ended December 31, 2005, from more than 425 million for the six-month period ended December 31, 2004. Additionally, we delivered more than 45 million e-Bills in the quarter ended December 31, 2005, an increase of over 37%, compared to the almost 33 million e-Bills delivered in the quarter ended December 31, 2004, and we delivered almost 88 million e-Bills in the six-month period ended December 31, 2005, representing 47% growth, as compared to the more than 62 million e-Bills delivered in the same period last year. As transactions increased, we experienced growth in our interest-based revenue, including products such as Account Balance Transfer (“ABT”). This combined revenue growth for our Electronic Commerce Division was somewhat offset by our pricing practices. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of significant transaction growth and better utilization of efficiencies of scale, our average revenue per transaction continued to decline with respect to our transaction-based revenue. During the three-month period ended December 31, 2005, we lost approximately 3 million Full Service transactions as well as 5 million low-priced Payment Services transactions. As a result of the expiration of the TransPoint minimums in August and December 2005, our pricing practices, and the expected migration of a large bank customer from a processing model that guarantees funds to our standard risk-based processing model, which will impact our interest-based revenue, we expect a more noticeable decline in our average revenue per transaction in our quarter ended March 31, 2006. We expect an overall decline in our average revenue per transaction from the end of our fiscal year 2005 to the end of our fiscal year 2006 of approximately 10%.
     Revenue growth in our Investment Services Division was driven primarily by an increase in the number of portfolios managed, to more than 2.1 million as of December 31, 2005, from more than 1.7 million as of December 31, 2004. We believe that more favorable market conditions have resulted in resumed growth in portfolios managed. In addition to the increase in portfolios managed, our Investment Services Division benefited from contributions of a full quarter of revenue from our acquisition of IDS in September 2005.
     We experienced substantial revenue growth in our Software Division, both on quarter-over-quarter and year-to-date over year-to-date bases. Although a significant portion of the increase in revenue resulted from our acquisition of Accurate in April 2005, increased license sales in prior periods has given us a larger customer base and has resulted in an increase in maintenance and services revenue.

     The following tables set forth comparative revenue, by type, for the three- and six-month periods ended December 31, 2005, and 2004, respectively.

Processing and Servicing (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$187,700	$164,188	$23,512	14.3%

Six months ended	$374,324	$323,030	$51,294	15.9%
     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services Divisions. Growth in processing and servicing revenue is driven primarily by the aforementioned growth in transactions and e-Bills processed and interest-based revenue, such as our ABT product, within Electronic Commerce and by portfolio growth in our Investment Services Division. We delivered more than 45 million e-Bills in the quarter ended December 31, 2005, representing an increase of more than 37% from the almost 33 million e-Bills delivered in the quarter ended December 31, 2004, and we delivered almost 88 million e-Bills in the six months ended December 31, 2005, representing growth of 47% over the more than 62 million e-Bills delivered in the same period last year. Lastly, growth has nominally increased from our acquisitions of IDS in September 2005 and Aphelion in October 2005. Overall quarter-over-quarter and year-over-year growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services Divisions as well as the expiration of one of our customer’s monthly minimum revenue guarantees in August 2005. We expect our processing and servicing revenue growth to be negatively impacted in the quarter ended March 31, 2006, by the December 2005 expiration of the monthly minimum revenue guarantees of our second customer associated with the TransPoint agreements, and the expected migration of a large bank customer from a processing model that guarantees funds to our standard risk-based processing model.

License Fees (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$7,822	$7,655	$167	2.2%

Six months ended	$15,380	$13,529	$1,851	13.7%
     License fees relate primarily to our Software Division. License sales trends tend to be inconsistent from quarter-to-quarter. Our three- and six-month periods ended December 31, 2004, benefited from an increase in the depth of our product offerings as a result of acquisitions, coupled with new product developments.

Maintenance Fees (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$9,974	$7,456	$2,518	33.8%

Six months ended	$19,644	$14,811	$4,833	32.6%
     Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our maintenance base has grown as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all businesses, but mainly because of the incremental maintenance fees provided from our Accurate and IDS acquisitions in April and September 2005, respectively. We recognize maintenance fees ratably over the term of the related contractual support period. Based on the nature of maintenance fees, we expect minimal growth without additional license sales growth.

Professional Fees (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$10,444	$6,457	$3,987	61.7%

Six months ended	$22,349	$12,219	$10,130	82.9%
     Professional fees, previously referred to as other revenues, consist primarily of consulting and implementation fees across all three of our divisions. Our expanded product lines have given us more opportunities to provide services to our customers. During the three- and six-month periods ended December 31, 2005, we generated more revenue from software services engagements across several products as compared to prior year periods and realized a positive impact from our Accurate, IDS, and Aphelion acquisitions in April, September, and October 2005, respectively.

Cost of Processing, Servicing and Support (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$81,577	37.8%	$72,688	39.1%

Six months ended	$161,834	37.5%	$148,050	40.7%
     In Electronic Commerce, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure, and are leveraging a fixed-cost processing infrastructure, to drive improvement in our cost per transaction. Our electronic payment rate has remained consistent at 83% for the past several quarters. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. Additionally, in the quarter ended September 30, 2004, we incurred a charge of approximately $2.6 million related to a software services engagement with a large customer and did not record any such charges in the first or second quarters of fiscal year 2006.

Research and Development (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$24,340	11.3%	$19,329	10.4%

Six months ended	$47,954	11.1%	$39,552	10.9%
     Including capitalized development costs of $0.2 million for the quarter ended December 31, 2005, and $0.6 million for the quarter ended December 31, 2004, gross expenditures for research and development were $24.5 million, or 11.3% of consolidated revenues, for the quarter ended December 31, 2005, and were $19.9 million, or 10.7% of consolidated revenues, for the quarter ended December 31, 2004. Including capitalized development costs of $0.3 million for the six-month period ended December 31, 2005, and $1.0 million for the six-month period ended December 31, 2004, gross expenditures for research and development were $48.2 million, or 11.2% of consolidated revenues, for the six-month period ended December 31, 2005, and $40.6 million, or 11.2% of consolidated revenues, for the six-month period ended December 31, 2004. In addition to increased research and development costs resulting from our Accurate, IDS, and Aphelion acquisitions in April, September, and October 2005, respectively, we continue to invest in product enhancement and productivity improvement initiatives.

Sales and Marketing (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$20,959	9.7%	$16,282	8.8%

Six months ended	$39,564	9.2%	$30,508	8.4%
     The increase in sales and marketing costs, both as a percentage of consolidated revenues and on an absolute dollar basis, is mainly due to our acquisitions of Accurate, IDS, and Aphelion in April, September, and October 2005, respectively, which provided incremental sales commissions and marketing personnel and program costs as well as a general increase in sales and marketing expenditures.

General and Administrative (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$16,683	7.7%	$13,430	7.2%

Six months ended	$33,369	7.7%	$28,465	7.8%
     Incremental general and administrative costs have resulted primarily from facilities and other non-redundant expenses, and costs relating to our Accurate, IDS, and Aphelion acquisitions in April, September, and October 2005, respectively. During the three- and six-month periods ended December 31, 2004, we experienced increased Sarbanes-Oxley Section 404 compliance costs in preparation of our first internal controls certification as of June 30, 2005. The costs associated with this ongoing certification process are expected to decrease by a least 10% in fiscal year 2006. We continue to manage our general and administrative expenses at about 8% of our consolidated revenues.

Depreciation and Amortization (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$20,129	9.3%	$43,643	23.5%

Six months ended	$55,809	12.9%	$87,660	24.1%
     Depreciation and amortization expenses from operating fixed assets and capitalized software development costs remained essentially flat at $10.5 million for the quarter ended December 31, 2005, from $10.4 million for the quarter ended December 31, 2004. Depreciation and amortization expenses from operating fixed assets and capitalized software development costs decreased slightly to $20.6 million for the six-month period ended December 31, 2005, from $21.2 million for the comparable period last year. The remainder of our depreciation and amortization costs represents acquisition-related amortization.
     Despite additional amortization from intangible assets resulting from our acquisitions of Accurate in April 2005, IDS in September 2005, and Aphelion in October 2005, depreciation and amortization decreased as a result of lower acquisition-related intangible amortization from intangible assets that have fully amortized since last year. The expiration of the amortization of the TransPoint strategic agreements resulted in a decrease in amortization expense of approximately $8.3 million in the quarter ended September 30, 2005. The strategic agreements, which provided approximately $24.8 million of amortization expense in each quarter of fiscal year 2005, no longer contributed to our amortization expense beginning in the second quarter of fiscal year 2006.

Equity in Net Loss of Joint Venture (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended	$(807)	(0.4)%	$(700)	(0.4)%

Six months ended	$(1,474)	(0.3)%	$(1,347)	(0.4)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited, to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We provide 100% of OneVu’s necessary working capital requirements during its formative stage. We record the operations of the joint venture on the equity basis of accounting and the equity in net loss of the joint venture represents our portion of the loss incurred by the joint venture.

Net Interest (000’s)	December 31,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Three months ended:
Interest income	$3,156		$1,810
Interest expense	(240)		(320)

Net interest	$2,916	1.4%	$1,490	0.8%

Six months ended:
Interest income	$5,847		$3,717
Interest expense	(475)		(531)

Net interest	$5,372	1.2%	$3,186	0.9%

     In addition to an increase in average cash, cash equivalents and investments, interest rates continued to rise from the same period last year, which increased our interest income during both the three- and six-month periods ended December 31, 2005, as compared to the same periods last year.
     Our interest expense associated with our lease obligations remained consistent from quarter-to-quarter as our interest rates on all leases are fixed and we did not enter into any significant lease arrangements in the three- and six-month periods ended December 31, 2005, as compared to the same periods last year.

Income Tax Expense (000’s)	December 31,
	2005		2004
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$20,596	37.9%	$8,131	38.4%

Six months ended	$36,943	38.1%	$11,943	38.3%
     The increase in income tax expense for the three- and six-month periods ended December 31, 2005 as compared to the same periods last year, on an absolute dollar basis, is a result of the increase in taxable income in the respective periods. We expect an income tax rate between 37% and 38% for our fiscal year 2006.

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
     The following table sets forth total revenues, operating income (loss) and certain other financial information by segment, for the periods noted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands)
Revenues:
Electronic Commerce	$163,298	$142,108	$326,749	$280,315
Investment Services	28,448	23,972	54,869	46,815
Software	24,194	19,676	50,079	36,459

Total revenues	$215,940	$185,756	$431,697	$363,589

Segment operating income (loss):
Electronic Commerce	$64,070	$50,879	$132,543	$97,830
Investment Services	5,052	5,624	9,450	8,184
Software	3,308	6,669	8,473	7,302
Corporate	(9,281)	(9,577)	(19,504)	(17,536)
Acquisition-related amortization:
Electronic Commerce	(7,352)	(32,559)	(30,927)	(65,122)
Investment Services	(648)	(151)	(961)	(302)
Software	(1,655)	(501)	(3,309)	(1,002)
SFAS 123(R) – Options issued before July 1, 2004 (1):
Electronic Commerce	(901)	—	(1,886)	—
Investment Services	(128)	—	(267)	—
Software	(55)	—	(115)	—
Corporate	(158)	—	(330)	—

Total income from operations	$52,252	$20,384	$93,167	$29,354

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.

Electronic Commerce Segment Information:

Electronic Commerce Revenues (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$163,298	$142,108	$21,190	14.9%

Six months ended	$326,749	$280,315	$46,434	16.6%
     Revenue growth in Electronic Commerce primarily resulted from an increase in transactions processed, an increase in revenue from interest-based products, such as ABT, and an increase in e-Bills distributed. This growth was somewhat offset by contractual volume-based price discounts as well as the expiration of our TransPoint customer’s monthly minimum revenue guarantees in August 2005. We expect our processing and servicing revenue growth to be further reduced in the quarter ended March 31, 2006, due to the expiration of the monthly minimum revenue guarantees of our second TransPoint customer in December 2005, in addition to the expected migration of a large bank customer from a processing model that guarantees funds to our standard risk-based processing model, which will impact our interest-based revenue.
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
     The following table provides a historical trend of revenue, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce Division over the last six quarters.

	Three Months Ended
	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(In millions)
Full Service
Revenue	$116.0	$118.5	$110.1	$106.4	$102.4	$99.1
Active Subscribers (1)	9.0	8.8	7.8	7.4	6.9	6.4
Transactions processed	189.7	180.1	161.9	153.6	142.9	133.5
Payment Services
Revenue	$36.1	$35.4	$33.8	$32.4	$31.3	$30.5
Transactions processed	81.0	85.9	83.0	80.8	76.5	72.3
Other Electronic Commerce
Revenue	$11.2	$9.6	$8.9	$8.8	$8.4	$8.6
Totals
Electronic Commerce revenue	$163.3	$163.5	$152.8	$147.6	$142.1	$138.2
Transactions processed	270.7	266.0	244.9	234.4	219.4	205.8

(1)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a Consumer Service Provider.

     The primary driver behind the increase in Full Service revenue to $116.0 million for the quarter ended December 31, 2005, from $102.4 million for the quarter ended December 31, 2004, was 33% growth in Full Service transactions processed to more than 189.7 million for the quarter ended December 31, 2005, from 142.9 million for the quarter ended December 31, 2004. This was the result of general growth in the business as well as incremental transaction volume from the merger of two large banks at the end of our fourth quarter of fiscal year 2005, one of which was not previously a customer of ours. The impact of transaction growth was offset by general volume-based pricing discounts. Also, as a result of the expiration of our agreement with FDC in August 2005, we experienced a decline in historical quarterly revenue growth rates in the quarter ended December 31, 2005. We expect a more noticeable decline in historical quarterly revenue growth rates in the quarter ended March 31, 2006, based on the full effect of the expiration of the FDC and Microsoft agreements, both of which contained monthly minimum revenue guarantees. Full Service revenue per transaction for the quarter ended December 31, 2005, declined to $0.61 from $0.72 for the quarter ended December 31, 2004.
     Payment Services revenue increased to $36.1 million for the quarter ended December 31, 2005 from $31.3 million for the quarter ended December 31, 2004. Growth in transactions from existing customers and e-Bills distributed were the primary drivers of the increase. In addition, during the three-month period ended December 31, 2005, we experienced the loss of approximately 5 million low-priced Payment Services transactions, which increased our revenue per transaction in Payment Services to $0.45 for the quarter ended December 31, 2005 from $0.41 for the quarter ended December 31, 2004.
     The increase in Other Electronic Commerce revenue in the three-month period ended December 31, 2005, compared to the three-month period ended December 31, 2004, was mainly due to our Aphelion acquisition in October 2005.

Electronic Commerce Operating Income (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$64,070	$50,879	$13,191	25.9%

Six months ended	$132,543	$97,830	$34,713	35.5%
     In Electronic Commerce, we focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure and are leveraging a fixed-cost processing infrastructure, to drive improvement in cost per transaction. Our electronic payment rate has remained consistent at 83% from December 31, 2004 to December 31, 2005. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. These efficiencies resulted in an increase in our Electronic Commerce Division margin to 39% for the quarter ended December 31, 2005, from 36% for the quarter ended December 31, 2004, and to 41% for the six-month period ended December 31, 2005, from 35% for the six-month period ended December 31, 2004. We expect our operating margin to decline in the quarter ended March 31, 2006, due to the expiration of the monthly minimum revenue guarantees of our second TransPoint customer in December 2005.

Investment Services Segment Information:

Investment Services Revenues (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$28,448	$23,972	$4,476	18.7%

Six months ended	$54,869	$46,815	$8,054	17.2%
     Quarter-over-quarter and year-over-year revenue growth in Investment Services was driven primarily by an increase in portfolios managed to more than 2.1 million as of December 31, 2005, from more than 1.7 million as of December 31, 2004. We have provided certain incentives for customers to sign multi-year contracts and are experiencing a mix shift toward lower priced services, both of which result in lower revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, our Investment Services Division benefited from incremental revenue contributions from our IDS acquisition in September 2005.

Investment Services Operating Income (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$5,052	$5,624	$(572)	(10.2)%

Six months ended	$9,450	$8,184	$1,266	15.5%
     Our quarter-over-quarter operating margin decreased to 18% for the quarter ended December 31, 2005 from 23% for the quarter ended December 31, 2004, and remained consistent at 17% for the six-month periods ended December 31, 2005 and 2004. The decrease in operating margin was primarily due to an accounts receivable reserve that reversed in the quarter ended December 31, 2004, which lowered expenses for that quarter. We expect our margin to remain below our more typical low to mid 20% range until completion of our investment in CheckFree EPL TM (Enhanced Portfolio Lifecycle), which is expected to be in the mid to late fiscal year 2007.
Software Segment Information:

Software Revenues (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$24,194	$19,676	$4,518	23.0%

Six months ended	$50,079	$36,459	$13,620	37.4%
     The growth in revenue in both quarter-over-quarter and year-over-year, is mainly due to our Accurate acquisition in April 2005 and incremental professional services provided to implement several of our solutions to customers in the three- and six-month periods ended December 31, 2005.

Software Operating Income (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$3,308	$6,669	$(3,361)	(50.4)%

Six months ended	$8,473	$7,302	$1,171	16.0%
     We expect operating margins in our Software Division of approximately 20%. For the three- and six-month periods ended December 31, 2005, we experienced an increase in our operating expenses relating to the migration of operations from our Waterloo, Ontario, Canada facility to our headquarters in Norcross, Georgia of approximately $2.7 million and $3.1 million, respectively.
Corporate Segment Information:

Corporate Operating Loss (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$(9,281)	$(9,577)	$296	(3.1)%

Six months ended	$(19,504)	$(17,536)	$(1,968)	11.2%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and in spite of operations added through acquisitions. We expect that our Corporate operating loss will approximate 5% of our consolidated revenues.
Acquisition-Related Amortization:

Acquisition-Related Amortization Expense (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$9,655	$33,211	$(23,556)	(70.9)%

Six months ended	$35,197	$66,426	$(31,229)	(47.0)%
     Acquisition-related amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. The decrease in acquisition-related amortization expense is due to intangible assets that have fully amortized since December 31, 2004, offset by the addition of non-goodwill intangible assets of $17.4 million, $9.3 million and $7.6 million from our acquisition of Accurate, IDS, and Aphelion in April, September and October 2005, respectively. The expiration of the amortization of the TransPoint strategic agreements, resulted in a decrease in amortization expense of approximately $8.3 million in the quarter ended September 30, 2005. The strategic agreements, which provided approximately $24.8 million of amortization expense in each quarter of fiscal year 2005, no longer contributed to our amortization expense beginning in the second quarter of fiscal year 2006.

SFAS 123(R) – Options Issued Before July 1, 2004:

SFAS 123(R) – Options Issued Before July 1, 2004 (000’s)	December 31,		Change
	2005	2004	$	%
Three months ended	$1,242	$—	$1,242	—%

Six months ended	$2,598	$—	$2,598	—%
     Upon our adoption of SFAS 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The amounts recorded during the three- and six-month periods ended December 31, 2005, represent equity-based compensation expense relating to the vesting of options that were unvested as of July 1, 2005, but were granted before the implementation of our current compensation philosophy on July 1, 2004, which significantly reduced overall participation and focused on restricted stock awards with limited stock options grants. There was no such expense recorded during our fiscal year 2005.
Inflation
     We believe the effects of inflation have not had a significant impact on our results of operations.

Liquidity and Capital Resources
     The following chart summarizes our consolidated statements of cash flows for the three-month period ended September 30, 2005, and the three- and six-month periods ended December 31, 2005:

			Six Months
	Three Months Ended		Ended
	September 30,	December 31,	December 31,
	2005	2005	2005
		(in thousands)
Net cash provided by operating activities	$43,475	$56,787	$100,262
Net cash provided by (used in) investing activities	1,242	(9,307)	(8,065)
Net cash provided by financing activities	5,190	8,124	13,314
Effect of exchange rate changes	59	(217)	(158)

Net increase in cash and cash equivalents	$49,966	$55,387	$105,353

     As of December 31, 2005, we had $340.5 million of cash, cash equivalents and short-term investments on hand, and an additional $69.4 million in long-term investments. Our consolidated balance sheet reflects a current ratio of 2.6 and working capital of $397.7 million. Due to revenue growth and processing efficiency improvement, net cash provided by operating activities has increased significantly over the past several years. We fully utilized our federal net operating loss carryover credits late in the quarter ended September 30, 2004, and as a result, we are a full federal taxpayer in fiscal year 2006. Despite a significant increase in the amount of required estimated federal income tax payments made in fiscal year 2006, we generated $56.8 million of net cash provided by operating activities during the three months ended December 31, 2005. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for our current fiscal year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. On January 1, 2006, we acquired PhoneCharge, a leading provider of telephone and Internet-based bill payment services, for approximately $100.0 million in cash, subject to post-closing adjustments. On February 6, 2006, we completed the sale of the assets of our M-Solutions business unit for approximately $20.0 million in cash, subject to post-closing adjustments. Even with these increased cash requirements, we continue to expect net cash provided by operations of approximately $215.0 million for the fiscal year 2006. Also, during August 2005, our board of directors has approved up to $60.0 million for the purpose of repurchasing shares of our common stock through July 31, 2006. As of December 31, 2005, no such purchases have taken place. To the extent we require additional cash, we have access to an untapped $185.0 million revolving credit facility. We have no immediate plans to borrow against the credit facility.
     From an investing perspective, we used net cash of $8.1 million in the six-month period ended December 31, 2005. We generated $55.8 million from the net sales of investments. We used $23.6 million in capital expenditures, $36.1 million for acquisitions and $4.2 million for other investing activities. We now expect to incur a little more than $45.0 million of capital expenditures during our fiscal year ending June 30, 2006.
     From a financing perspective, we generated net cash of $13.3 million in the six-month period ended December 31, 2005. We received $2.1 million from our Associate Stock Purchase Plan, $11.3 million from the exercise of stock options, and $1.5 million from the excess tax benefit related to our equity-based compensation. In addition, we used $1.6 million to make payments on our capital leases and other long-term obligations.
     While the timing of cash payments and collections will cause fluctuations from quarter-to-quarter and the level of expected capital expenditures could change, we continue to expect to generate approximately $170.0 million of free cash flow for our fiscal year ending June 30, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” for a discussion of this measure.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We were in compliance with all covenants as of December 31, 2005, and do not anticipate any change in the foreseeable future.

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

     Our free cash flow for the three- and six-month periods ended December 31, 2005, and 2004, are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net cash provided by operating activities	$56,787	$65,861	$100,262	$97,535
Excluding: Net change in settlement accounts	(2,646)	(63)	2,262	1,428
Less: Capital expenditures	(16,476)	(9,238)	(23,642)	(14,117)

Free cash flow	$37,665	$56,560	$78,882	$84,846

     Net cash used in investing activities for the three-month periods ending December 31, 2005, and 2004, was $9.3 million and $8.7 million, respectively. Net cash provided by financing activities was $8.1 million for the three months ended December 31, 2005, and was $3.4 million for the three months ended December 31, 2004. Net cash used in investing activities for the six-month periods ending December 31, 2005, and 2004, was $8.1 million and $40.0 million, respectively. Net cash provided by financing activities was $13.3 million for the six months ended December 31, 2005, and was $4.2 million for the six months ended December 31, 2004.
     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similar titled measures reported by other companies.
Recent Developments
     Acquisition of PhoneCharge, Inc. On January 1, 2006, we acquired PhoneCharge, a leading provider of telephone and Internet-based bill payment services, for approximately $100.0 million in cash, subject to post-closing adjustments. PhoneCharge will become a part of our Electronic Commerce Division.
     Disposal of M-Solutions. On February 6, 2006, we completed the sale of the assets of our M-Solutions business unit, which was part of our Investment Services Division, for approximately $20.0 million in cash, subject to post-closing adjustments. The sale was the result of an unsolicited bid. Our M-Solutions unit was based in Durham, North Carolina, and its product line included M-Search®, CheckFree M-Pact and M-Watch®.
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
     While our international sales represented less than five percent of our consolidated revenues for the quarter and six months ended December 31, 2005, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-based revenue. As of December 31, 2005, we had entered into interest rate swap transactions totaling $125.0 million.
     The swaps are designated as cash flow hedges, and are recorded on our consolidated balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate-sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $0.6 million. The decline in the fair value of the swaps would be offset by an increase in cash flows of the underlying hedged interest-based revenue.
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     The 2005 Annual Meeting of Stockholders of the Company was held on Wednesday, November 2, 2005, for the following purpose:
     Proposal 1: The Board of Directors’ proposal to elect the following two nominees as Class I Directors of the Company, to serve until the 2008 Annual Meeting of Stockholders or until his successor is elected and qualified was approved, with the following vote:

	Number of Shares Voted
Director Nominees	For	Withhold Authority	Total
William P. Boardman	43,853,486	40,383,186	84,236,672
James D. Dixon	79,110,278	5,126,394	84,236,672
The following are our directors whose terms of office continued after the Annual Meeting: Mark A. Johnson (term expires in 2006), Eugene F. Quinn (term expires in 2006), Peter J. Kight (term expires in 2007), Lewis C. Levin (term expires in 2007) and Jeffrey M. Wilkins (term expires in 2007).
On February 2, 2006, Lewis C. Levin resigned from the board of directors and the board of directors elected C. Kim Goodwin to fill this vacancy and serve as a Class III Director for a term expiring at the Annual Meeting of Stockholders in 2007.

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

CHECKFREE CORPORATION

Date: February 8, 2006	By:	/s/ David E. Mangum

David E. Mangum, Executive Vice President and Chief Financial Officer* (Principal Financial Officer)

Date: February 8, 2006	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.