Form 10-Q
period 2006-03-31
CHECKFREE CORP \GA\
filed 2006-05-09
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑  Accelerated filer  ☐  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,387,116 shares of Common Stock, $.01 par value, were outstanding at May 1, 2006.

FORM 10-Q
CHECKFREE CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	March 31,	June 30,
	2006	2005
	(In thousands, except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,073	$101,272
Settlement assets	107,881	73,675
Investments	109,731	196,805
Accounts receivable, net	131,675	122,158
Accounts receivable, related parties	—	5,775
Prepaid expenses and other assets	29,095	26,258
Deferred income taxes	11,599	10,407

Total current assets	594,054	536,350
PROPERTY AND EQUIPMENT, NET	96,904	89,273
OTHER ASSETS:
Capitalized software, net	4,077	6,175
Goodwill	734,055	656,174
Strategic agreements, net	112,241	147,448
Other intangible assets, net	67,117	30,935
Investments	78,032	62,996
Other noncurrent assets	5,627	4,600
Deferred income taxes	45,153	35,648
Investment in joint venture	1,003	317

Total other assets	1,047,305	944,293

Total assets	$1,738,263	$1,569,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,877	$11,444
Settlement obligations	105,721	73,919
Accrued liabilities	70,722	72,189
Current portion of long-term obligations	735	476
Deferred revenue	43,075	40,793

Total current liabilities	233,130	198,821
ACCRUED RENT AND OTHER	3,631	4,324
DEFERRED INCOME TAXES	2,909	4,967
CAPITAL LEASE AND LONG-TERM OBLIGATIONS – LESS CURRENT PORTION	25,376	25,389
STOCKHOLDERS’ EQUITY:
Preferred stock — 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock — 500,000,000 authorized shares, $0.01 par value; issued and outstanding 91,308,153 and 90,257,704 shares, respectively	913	903
Additional paid-in-capital	2,502,176	2,469,184
Unearned compensation	—	(6,168)
Accumulated other comprehensive loss	(2,397)	(2,251)
Accumulated deficit	(1,027,475)	(1,125,253)

Total stockholders’ equity	1,473,217	1,336,415

Total liabilities and stockholders’ equity	$1,738,263	$1,569,916

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
REVENUES:
Processing and servicing:
Third parties	$192,550	$158,645	$544,907	$462,787
Related parties	236	9,000	18,236	24,000

Total processing and servicing	192,786	167,645	563,143	486,787
License fees	9,479	5,458	24,859	18,987
Maintenance fees	11,078	7,959	30,707	22,751
Professional fees	13,584	8,138	35,755	20,303

Total revenues	226,927	189,200	654,464	548,828

EXPENSES:
Cost of processing, servicing and support	91,351	72,660	253,026	220,539
Research and development	26,038	20,139	72,865	58,448
Sales and marketing	22,107	16,590	61,272	46,615
General and administrative	16,219	15,016	48,777	42,573
Depreciation and amortization	22,349	43,377	77,749	130,589

Total expenses	178,064	167,782	513,689	498,764

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSES	48,863	21,418	140,775	50,064
OTHER:
Equity in net loss of joint venture	(973)	(823)	(2,447)	(2,170)
Interest income	3,238	2,427	9,085	6,143
Interest expense	(227)	(284)	(702)	(815)
Gain on investments	—	592	—	592

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	50,901	23,330	146,711	53,814
INCOME TAX EXPENSE ON CONTINUING OPERATIONS	18,720	7,976	55,180	19,660

INCOME FROM CONTINUING OPERATIONS	32,181	15,354	91,531	34,154

Earnings from discontinued operations before income taxes (including gain on disposal of $12,821 in 2006)	13,056	388	14,311	1,097
Income tax expense on discontinued operations	7,581	136	8,064	395

INCOME FROM DISCONTINUED OPERATIONS	5,475	252	6,247	702

NET INCOME	$37,656	$15,606	$97,778	$34,856

BASIC INCOME PER SHARE:
Income per share from continuing operations	$0.35	$0.17	$1.01	$0.37
Income per share from discontinued operations	0.06	—	0.07	0.01

Total basic income per share	$0.41	$0.17	$1.08	$0.38

Weighted-average number of shares	91,257	90,864	90,883	90,614

DILUTED INCOME PER SHARE:
Income per share from continuing operations	$0.34	$0.17	$0.98	$0.37
Income per share from discontinued operations	0.06	—	0.07	0.01

Total diluted income per share	$0.40	$0.17	$1.05	$0.38

Weighted-average number of shares	94,199	93,052	93,533	92,374

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net income	$97,778	$34,856
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of joint venture	2,447	2,170
Depreciation and amortization	78,238	131,253
Deferred income tax provision (benefit)	(12,316)	2,337
Equity-based compensation	12,794	5,404
Gain on investments	—	(592)
Gain from discontinued operations	(12,821)	—
Net loss on disposition of property and equipment	310	—
Change in certain assets and liabilities (net of acquisitions and disposition):
Settlement assets and obligations	(2,194)	70
Accounts receivable	(2,543)	(6,327)
Prepaid expenses and other	(3,927)	(12,194)
Accounts payable	(347)	(1,824)
Accrued liabilities and other	9,781	839
Deferred revenue	5,601	3,107

Net cash provided by operating activities	172,801	159,099
INVESTING ACTIVITIES:
Purchase of property and software	(33,817)	(24,331)
Capitalization of software development costs	(449)	(1,437)
Purchase of businesses, net of cash acquired	(136,025)	(3,054)
Proceeds from sale of business	18,593	—
Purchase of investments — Available-for-sale	(265,097)	(290,577)
Proceeds from sales and maturities of investments — Available-for-sale	336,618	128,505
Purchase of other investments	(444)	(100)
Proceeds from other investments	162	26
Increase in restricted cash	(451)	—
Investment in joint venture	(3,190)	(1,872)
Change in other assets	(3,387)	—

Net cash used in investing activities	(87,487)	(192,840)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(2,226)	(2,457)
Proceeds from stock options exercised	20,762	8,646
Proceeds from associate stock purchase plan	3,220	3,408
Repurchase of common shares	(7,170)	—
Excess tax benefit from equity-based compensation	3,005	—

Net cash provided by financing activities	17,591	9,597
Effect of exchange rate changes on cash and cash equivalents	(104)	859

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,801	(23,285)
CASH AND CASH EQUIVALENTS:
Beginning of period	101,272	134,832

End of period	$204,073	$111,547

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three- and nine-months ended March 31, 2006 and 2005, are not necessarily indicative of our projected results for the full year.
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
     Reclassifications
     Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal year 2006 presentation.
2.	Investments

Our investments consist of the following (in thousands):

	March 31,	June 30,
	2006	2005
Available-for-sale	$365,770	$347,895
Other investments	1,200	918
Restricted cash	451	—
Less: amounts classified as cash equivalents	179,658	89,012

Total investments	$187,763	$259,801

     The fair value of our available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the third quarter of fiscal year 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of March 31, 2006 and June 30, 2005, we had approximately $40,420,000 and $79,150,000 in auction rate securities, respectively.
     In the three- and nine-month periods ended March 31, 2006, we sold available-for-sale investments in the amount of $106,874,000 and $336,618,000, respectively. In the three- and nine-month periods ended March 31, 2005, we sold available-for-sale investments in the amount of $42,825,000 and $128,505,000, respectively. We recognized no gross gains or losses on these sales during the three-month periods ended March 31, 2006 and 2005, respectively. We recognized gross gains of $0 and $4,000 as well as gross losses of $0 and $40,000 on these sales during the nine-month periods ended March 31, 2006 and 2005, respectively.

3. Goodwill and Other Intangible Assets
     We performed our annual goodwill impairment review as of April 30 for the year ended June 30, 2005. No indicators of impairment were evident based on this review.
     In January 2006, we completed the acquisition of PhoneCharge, Inc. (“PhoneCharge”), a provider of telephone and Internet-based bill payment services, for approximately $100,000,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $67,470,000, which is deductible for tax purposes. PhoneCharge is a part of our Electronic Commerce Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$25,000	5 yrs
Current technology	4,400	5 yrs
Tradenames	1,700	3 yrs
     The effect of our acquisition of PhoneCharge during the quarter ended March 31, 2006, was not material to our operations, individually or on a combined basis with other current year acquisitions.
     In October 2005, we completed the acquisition of substantially all of the assets of Aphelion, Inc. (“Aphelion”), a provider of health club management software and services for approximately $18,094,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $10,372,000, which is deductible for tax purposes. Aphelion is a part of our Electronic Commerce Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

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
     In April 2005, we completed our acquisition of Accurate Software Limited (“Accurate”) for approximately $57,005,000 in cash. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $40,882,000, which is not deductible for tax purposes. In the nine-month period ended March 31, 2006, we recorded post-closing adjustments which decreased our goodwill balance by approximately $725,000.
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
     As of March 31, 2006, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2004, to March 31, 2006, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2004	$578,695	$22,889	$11,387	$612,971
Goodwill acquired and adjustments	2,544	40,659	—	43,203

Balance as of June 30, 2005	581,239	63,548	11,387	656,174
Goodwill acquired and adjustments	77,842	(725)	8,014	85,131
Disposition of M-Solutions (See Note 4)	—	—	(7,250)	(7,250)

Balance as of March 31, 2006	$659,081	$62,823	$12,151	$734,055

     The components of our various amortized intangible assets are as follows (in thousands):

	March 31,	June 30,
	2006	2005
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,458
Internal development costs	33,675	33,226

Total	201,133	200,684
Less: accumulated amortization	197,056	194,509

Capitalized software, net	$4,077	$6,175

Strategic agreements:
Strategic agreements (1)	$744,423	$744,423
Less: accumulated amortization	632,182	596,975

Strategic agreements, net	$112,241	$147,448

Other intangible assets:
Tradenames	$53,176	$52,754
Customer base	90,039	57,068
Current technology	10,290	4,090
Money transfer license	1,700	1,700
Covenants not to compete	5,680	5,350

Total	160,885	120,962
Less: accumulated amortization	93,768	90,027

Other intangible assets, net	$67,117	$30,935

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
     For the three- and nine-month periods ended March 31, 2006, amortization of intangible assets totaled $11,859,000 and $48,328,000, respectively. For the three- and nine-month periods ended March 31, 2005, amortization of intangible assets totaled $34,213,000 and $103,274,000, respectively.
4.	Discontinued Operations
     On February 6, 2006, we completed the sale of the assets of the M-Solutions business unit, which was part of Investment Services, for $18,593,000 in cash, subject to post-closing adjustments. The sale was the result of an unsolicited offer and resulted in a gain on disposal of $12,821,000. As a result of this disposition, the operating results of the M-Solutions business for the current and prior periods through the disposition date have been reclassified as discontinued operations in the Unaudited Consolidated Financial Statements and related notes. Our M-Solutions unit was based in Durham, North Carolina, and its product line included M-Search®, CheckFree M-Pact and M-Watch®. The estimated carrying amount of the major classes of assets and liabilities included as part of our disposal group as of February 6, 2006, were as follows (in thousands):

Total current assets	$1,174

Property and equipment, net	369

Goodwill	7,250
Other intangible assets, net	1,305

Total other assets	8,555

Total assets	10,098

Total liabilities	$4,326

     Included in the earnings from discontinued operations before income taxes caption of our unaudited consolidated statements of operations, are revenues of $797,000, $2,020,000, $4,957,000 and $5,981,000 for the three- and nine-month periods ended March 31, 2006 and 2005, respectively.
     Included in the earnings from discontinued operations before income taxes caption of our unaudited consolidated statements of operations, are pre-tax profit of $13,056,000, $388,000, $14,311,000 and $1,097,000 for the three- and nine-month periods ended March 31, 2006 and 2005, respectively. These amounts include a gain on sale of $12,821,000 in the three- and nine-month periods ended March 31, 2006.
5.	Reorganization Charges
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
     Following the guidance of Statement of Financial Accounting Standards (“SFAS”) 146 “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded $5,585,000 of reorganization charges in our fiscal year ended June 30, 2005, which consisted of severance and related benefits costs. Our reorganization was completed in April 2006.
     A summary of activity related to our reorganization charges from June 30, 2004 to March 31, 2006 is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total
Balance as of June 30, 2004	$—	$732	$732
Reorganization charge	5,585	—	5,585
Cash payments — year ended June 30, 2005	(385)	(576)	(961)

Balance as of June 30, 2005	5,200	156	5,356
Cash payments — nine months ended March 31, 2006	(5,154)	(156)	(5,310)

Balance as of March 31, 2006	$46	$—	$46

     As of June 30, 2004, we had approximately $732,000 of unpaid office closure costs related to our fiscal year 2002 reorganization.
6.	Common Stock
     In the nine-month period ended March 31, 2006, we issued stock for various employee benefit programs. In August 2005, under the 2002 Stock Incentive Plan (“2002 Plan”), we issued 82,242 shares of common stock to fund our 401(k) match, the cost of which we accrued during the year ended June 30, 2005. Under our Associate Stock Purchase Plan, we issued 54,390 shares of common stock in January 2006 and 67,204 shares of common stock in August 2005 based on our employee’s salary withholdings from the respective previous six-month periods.
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
     On August 3, 2005, our board of directors approved up to $60,000,000 for the purpose of repurchasing shares of our common stock through July 31, 2006. During the month of March 2006, we purchased a total of 151,537 shares at an average purchase price of $47.31 per share, or approximately $7,200,000 in the aggregate. The repurchased shares were retired and cancelled immediately. The dollar value of shares that remained available for repurchase under this program as of March 31, 2006, was approximately $52,800,000. These repurchases are reflected in the following table:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar
	Total Number	Average Price	Purchased as Part of	Value of Shares that May
	of Shares	Paid per	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
January 1, 2006 to January 31, 2006	—	—	—	$60,000,000

February 1, 2006 to February 28, 2006	—	—	—	$60,000,000

March 1, 2006 to March 31, 2006	151,537	$47.31	151,537	$52,800,000
7.	Equity-Based Compensation
     On July 1, 2005, we adopted, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective application. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an associate stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
     Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts of our consolidated balance sheet.
     Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-

based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.
     The effect of adopting SFAS 123(R) on our income from continuing operations before other income and expenses, income from continuing operations before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2006, is as follows (in thousands, except per share data):

	Three	Nine
	Months Ended	Months Ended
	March 31, 2006	March 31, 2006
Income from continuing operations before other income and expenses, as reported	$48,863	$140,775
Effect of adopting SFAS 123(R)	1,333	4,670

Income from continuing operations before other income and expenses	$50,196	$145,445

Income from continuing operations before income taxes, as reported	$50,901	$146,711
Effect of adopting SFAS 123(R)	1,333	4,670

Income from continuing operations before income taxes	$52,234	$151,381

Net income, as reported	$37,656	$97,778
Effect of adopting SFAS 123(R)	843	2,914

Net income	$38,499	$100,692

Net cash provided by operating activities, as reported	$72,539	$172,801
Effect of adopting SFAS 123(R)	1,519	3,005

Net cash provided by operating activities	$74,058	$175,806

Net cash provided by financing activities, as reported	$4,277	$17,591
Effect of adopting SFAS 123(R)	(1,519)	(3,005)

Net cash provided by financing activities	$2,758	$14,586

Net income per share, as reported:
Basic	$0.41	$1.08
Diluted	$0.40	$1.05

Effect of adopting SFAS 123(R) on net income per share:
Basic and diluted	$0.01	$0.03

Net income per share:
Basic	$0.42	$1.11
Diluted	$0.41	$1.08
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

     Had compensation cost for our equity-based compensation plans been determined based on the fair value at the grant dates for awards under our plans in accordance with the provisions of SFAS 123, our net income and net income per share, for the three- and nine-month periods ended March 31, 2005, would have been as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	2006	2006
Net income, as reported	$15,606	$34,856
Equity-based compensation included in net income, as reported	913	2,793
Equity-based compensation under SFAS 123	(2,067)	(7,234)

Pro forma net income	$14,452	$30,415

Reported net income per share:
Basic and diluted	$0.17	$0.38

Pro forma net income per share:
Basic	$0.16	$0.34

Diluted	$0.16	$0.33

     In November 2002, our stockholders approved the 2002 Plan. Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The vesting terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our board of directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. All options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan have a maximum contractual term of ten years. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At March 31, 2006, there were approximately 3,300,000 additional shares available for grant under the 2002 Plan.
     As of July 1, 2005, we had two types of equity-based payment arrangements with our associates: stock options and restricted stock.
     Stock Options
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, for the three-month period ended March 31, 2006:

		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of period	4,123,502		$28.03
Granted	10,000		50.68
Exercised	(420,289)		22.29	$12,100,000
Cancelled	(4,203)		40.27

Outstanding — End of period	3,709,010	5.0 years	$28.73	$80,700,000

Options exercisable at end of period	3,143,533	5.0 years	$28.90	$68,800,000

Weighted average per-share fair value of options granted during the period	$28.09

     In the three-month period ended March 31, 2006, we recognized equity-based compensation expense of approximately $1,100,000, related to the vesting of stock options and the related tax benefit of approximately $400,000.
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, for the nine-month period ended March 31, 2006:

		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	4,682,592		$27.57
Granted	134,988		41.02
Exercised	(944,706)		21.84	$22,800,000
Cancelled	(163,864)		45.20

Outstanding — End of period	3,709,010	5.0 years	$28.73	$80,700,000

Weighted average per-share fair value of options granted during the period	$23.14
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine-month period ended March 31, 2006: dividend yield of 0%; expected volatility of 51.83%, using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 4.3%; and expected lives of approximately seven years. We have used the simplified method as provided by Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the nine-month period ended March 31, 2006. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.
     In the nine-month period ended March 31, 2006, we recognized equity-based compensation expense of approximately $4,400,000, related to the vesting of stock options and the related tax benefit of approximately $1,700,000.
     As of March 31, 2006, we had approximately $6,400,000 of unearned compensation related to nonvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than two years.
     Restricted Stock
     The following table summarizes the activity of restricted stock under our 2002 Plan, for the three-month period ended March 31, 2006:

	Number of	Weighted
	Restricted	Average Grant	Aggregate Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of period	602,598	$31.83
Granted	5,949	50.99
Vested	(722)	33.44	$36,000
Cancelled	(7,683)	35.40

Outstanding — End of period	600,142	$31.97

     In the three-month period ended March 31, 2006, we recognized equity-based compensation expense of approximately $1,800,000 related to the vesting of restricted stock and the related tax benefit of approximately $700,000.

     The following table summarizes the activity of restricted stock under our 2002 Plan, for the nine-month period ended March 31, 2006:

	Number of	Weighted	Aggregate
	Restricted	Average Grant	Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of year	459,656	$22.25
Granted	253,287	40.42
Vested	(83,603)	26.49	$2,900,000
Cancelled	(29,198)	30.03

Outstanding — End of period	600,142	$31.97

     In the nine-month period ended March 31, 2006, we recognized equity-based compensation expense of approximately $4,900,000 related to the vesting of restricted stock and the related tax benefit of approximately $1,900,000.
     As of March 31, 2006, we had approximately $10,500,000 of nonvested restricted stock which we will record in our statement of operations over a weighted average recognition period of about two years.
8.	Earnings Per Share
     The following table reconciles the differences in our earnings per share and weighted-average shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31, 2006			March 31, 2005
					Weighted -
		Weighteds-Average	Earnings		Average	Earnings
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic EPS	$37,656	91,257	$0.41	$15,606	90,864	$0.17

Effect of dilutive securities:
Options and warrants	—	2,942		—	2,188

Diluted EPS	$37,656	94,199	$0.40	$15,606	93,052	$0.17

	Nine Months Ended
	March 31, 2006			March 31, 2005
		Weighted -
		Average	Earnings		Weighted-Average	Earnings
	Net Income	Shares	Per	Net Income	Shares	Per-
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic EPS	$97,778	90,883	$1.08	$34,856	90,614	$0.38

Effect of dilutive securities:
Options and warrants	—	2,650		—	1,760

Diluted EPS	$97,778	93,533	$1.05	$34,856	92,374	$0.38

     The weighted-average diluted shares outstanding for the three- and nine-month periods ended March 31, 2006 excludes the effect of approximately 235,000 and 947,000 out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three- and nine-month periods ended March 31, 2005, excludes the effect of approximately 2,054,000 and 2,637,000 out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive.

9.	Comprehensive Income
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$37,656	$15,606	$97,778	$34,856
Other comprehensive income (loss):
Foreign currency translation adjustments	140	(177)	3	283
Unrealized holding gains (losses) on investments, net of tax	78	(1,095)	(149)	(1,186)

Comprehensive income	$37,874	$14,334	$97,632	$33,953

10.	Related Parties
     On September 1, 2000, we acquired MSFDC, L.L.C. (“TransPoint”) from Microsoft Corporation (“Microsoft”), First Data Corporation (“First Data”), and Citibank, N.A. in exchange for 17,000,000 shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock and Microsoft continued to own those shares as of March 31, 2006. Pursuant to the terms of the TransPoint acquisition, Microsoft is entitled to nominate one director to our board for such time as they own at least 6,425,438 shares of our common stock. On February 2, 2006, the Microsoft nominated director resigned from our board of directors. Microsoft has not elected to exercise its right to re-nominate a director. Therefore, Microsoft was no longer considered a related party beginning on February 2, 2006, and will remain an unrelated party until their right to nominate a director is exercised and such nominee is elected or Microsoft increases its voting interest to more than 10%.
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
     Our marketing agreement with FDC expired in August 2005 and our commercial alliance agreement with Microsoft expired in December 2005. First Data and Microsoft operated substantially below their minimum monthly commitments throughout the contract period of five years.
11.	Supplemental Disclosure of Cash Flow Information (in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Interest paid	$63	$544

Income taxes paid	$59,971	$24,245

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$1,821	$625

Stock funding of 401(k) match	$2,994	$3,100

Stock funding of Associate Stock Purchase Plan	$4,068	$3,997

12.	Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition-related intangible asset amortization, the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options, beginning July 1, 2004 as well as the impact of discontinued operations. All inter-segment sales have been eliminated.

     The following sets forth certain financial information attributable to our business segments for the three- and nine-month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Electronic Commerce	$169,438	$147,581	$496,187	$427,896
Investment Services	27,833	22,023	78,542	64,877
Software	29,656	19,596	79,735	56,055

Total	$226,927	$189,200	$654,464	$548,828

Segment income (loss):
Electronic Commerce	$59,739	$54,034	$192,282	$151,864
Investment Services	4,185	4,837	13,635	13,022
Software	7,496	6,067	15,969	13,369
Corporate	(10,291)	(10,001)	(29,795)	(27,537)

Total	61,129	54,937	192,091	150,718
Acquisition-related intangible asset amortization	(11,254)	(33,131)	(46,451)	(99,557)
SFAS 123(R) – Stock options issued before July 1, 2004 (1)	(777)	—	(3,375)	—
Equity in net loss of joint venture	(973)	(823)	(2,447)	(2,170)
Impact of discontinued operations	(235)	(388)	(1,490)	(1,097)
Gain on investments	—	592	—	592
Interest, net	3,011	2,143	8,383	5,328

Total income from continuing operations before income taxes	$50,901	$23,330	$146,711	$53,814

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.
13.	Subsequent Events
     On April 13, 2006, we entered into a revolving credit facility that provides for up to $300.0 million in revolving credit loans, swingline loans and the issuance of letters of credit. The credit facility terminates on April 13, 2011, unless terminated earlier. Any borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated EBITDA. The credit facility also requires the payment of a commitment fee, expressed as a percentage per annum on any unused commitment.
     The credit facility contains certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. The credit facility also contains customary events of default, including payment defaults, material inaccuracies in representations and warranties, covenant defaults, cross-defaults to certain other agreements, certain events of bankruptcy and insolvency, certain ERISA events, judgment defaults in excess of specified amounts, failure of any guaranty supporting the credit facility to be in full force and effect, and a change in control.
     In addition, on April 13, 2006, we entered into a series of financing and leasing arrangements (the “Agreements”) with a consortium of banks for the purpose of leasing two data centers. Pursuant to the terms of the Agreements, SunTrust is required to purchase a fee simple interest in certain parcels of real property (the “Properties”) specified by CheckFree Services, and CheckFree Services, as construction agent for SunTrust, is required to construct data center facilities (the “Facilities”) on the Properties. The funding for the acquisition of the Properties and the construction of the Facilities will be provided by SunTrust and certain financial institutions. The aggregate limit on the funding to be provided by SunTrust and the financial institutions is $100.0 million.
     During construction and after completion of the Facilities, SunTrust will lease the Properties and the Facilities to CheckFree Services under operating leases pursuant to the terms of the Agreements. CheckFree Services will make minimum lease payments beginning upon completion of construction that will vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread. The lease agreements will expire on April 12, 2013, unless terminated earlier pursuant to the terms of the lease agreements.
     Upon expiration of the Agreements, CheckFree Services must elect to: (i) purchase the Facilities and Properties from SunTrust for a defined amount; (ii) request a five year renewal of the lease agreements (maximum of two such five year renewals provided for), subject to the approval and consent of SunTrust and the Lenders; or (iii) sell the Facilities and Properties as agent for SunTrust, provided that certain conditions are satisfied (the “Remarketing Option”).
     If CheckFree Services chooses the Remarketing Option, various outcomes may occur under the Agreements, but if the net cash proceeds of any sale are less than an amount equal to the aggregate sum of the outstanding amounts funded by SunTrust and all other lenders, all accrued and unpaid interest on the loans, all unpaid fees owing to SunTrust and any other lender under the operative documents, and all other amounts owing to SunTrust and all other lenders under the lease agreements (the “Outstanding Amounts”), CheckFree Services will be required to pay SunTrust the difference between the sale proceeds and the Outstanding Amounts, but in no event more than approximately eighty-three percent (83%) of the Outstanding Amounts. If the net proceeds received from a third party for the Properties and Facilities, or a given Property and Facility, are in excess of the Outstanding Amounts or the Outstanding Amounts related to the specific Property and Facility, the excess shall be paid to CheckFree Services. SunTrust or the Agent may reject a third party purchase offer for the Properties and Facilities or a given Property and Facility under certain conditions.
     The Agreements contain certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements.

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the three- and nine-month periods ended March 31, 2006, we processed more than 293 million and 830 million payment transactions, respectively, and delivered almost 47 million and 135 million electronic bills (“e-Bills”), respectively. For the year ended June 30, 2005, we processed approximately 905 million payment transactions and delivered approximately 140 million e-Bills. The number of transactions we process each year continues to grow. Our Electronic Commerce Division accounted for approximately 75% of our consolidated revenues in both the three- and nine-month periods ended March 31, 2006.
     Our Electronic Commerce Division products enable consumers to:
•	receive e-Bills through the Internet;

•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and

•	make payments not related to bills – to anyone.
     Through our Investment Services Division, we provide a range of portfolio management services that help financial institutions, including broker-dealers, money managers and investment advisors. As of March 31, 2006, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage nearly 2.2 million portfolios, representing about $1.3 trillion in assets. Our Investment Services Division accounted for approximately 12% of our consolidated revenues in both the three- and nine-month periods ended March 31, 2006.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are global treasury, operational risk management/reconciliation, financial messaging/corporate actions, compliance, and electronic billing. Our Software Division accounted for approximately 13% of our consolidated revenues in both the three- and nine-month periods ended March 31, 2006.

Executive Summary
     Due to growth in all of our divisions, including the positive impact from acquisitions in fiscal years 2006 and 2005, and despite the negative impact of the expiration of First Data Corporation (“FDC”) and Microsoft Corporation (“Microsoft”) monthly minimum revenue guarantees, more fully described below, our consolidated revenue grew by approximately 20% to $226.9 million in the quarter ended March 31, 2006, from $189.2 million the same period last year. For the quarter ended March 31, 2006, we earned net income from continuing operations of $32.2 million, an increase of 110% compared to the $15.4 million earned in the quarter ended March 31, 2005. We generated $62.3 million of free cash flow in the March 31, 2006 quarter, compared to $49.9 million in the same period last year. On a year-to-date basis, our revenue grew by 19% to $654.5 million in the nine-month period ended March 31, 2006, from $548.8 million in the same period last year. Due in large part to the cessation of amortization of intangible assets from our acquisition of MSFDC, L.L.C. (“TransPoint”) in September 2000, we earned net income from continuing operations of $91.5 million in the nine-month period ended March 31, 2006, compared to $34.2 million for the nine-month period ended March 31, 2005. Finally, we generated $141.2 million of free cash flow in the nine-month period ended March 31, 2006 compared to $134.7 million during the same period last year. See “Use of Non-GAAP Financial Information” for our definition and discussion of free cash flow.
     As we entered fiscal year 2006, we were prepared for the expiration of our five-year agreements with Microsoft and FDC, resulting from our acquisition of TransPoint. Our contracts with both Microsoft and FDC included monthly minimum revenue guarantees that increased annually over their five-year term. The following table represents the total annual minimum revenue guarantees throughout the contract periods with the respective customer (in thousands):

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
     Our Electronic Commerce Division experienced revenue growth of approximately 15% for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. Transaction growth exceeded 25% in the third quarter of fiscal 2006 as compared to the same period last year, and sequential quarterly transaction growth was 8%, due in part from the addition of more than 4 million telephone-based payment transactions resulting from our January 2006 acquisition of PhoneCharge, Inc. (“PhoneCharge”). Additionally, we delivered almost 47 million e-Bills in the quarter ended March 31, 2006, compared to nearly 37 million in the quarter ended March 31, 2005. Our continued efforts to improve quality and efficiency in our operations, combined with industry leading electronic versus paper payment rate and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Our underlying operating margin dropped about two percentage points in the quarter ended March 31, 2006. Although offset somewhat by the acquisition of PhoneCharge, the high-margin revenue loss resulting from the expected expiration of our contract with Microsoft combined with the negative impact on our interest-based revenue from a large bank customer migrating from a processing model that guarantees funds to our standard risk-based processing model, resulted in downward pressure on our operating margin. We expect this downward pressure to continue into the quarter ending June 30, 2006, when we will see a full quarter impact of the processing model change. In January 2006, we acquired PhoneCharge, a leading provider of telephone-based bill payment services. Along with additional biller relationships, PhoneCharge brings us telephone bill payment capabilities combined with credit card based payment funding functionality. In October 2005, we purchased substantially all of the assets of Aphelion, Inc. (“Aphelion”), a leading provider of health club management software and services. The addition of Aphelion expands the number of clubs we serve, strengthens our presence in the mid-sized and independent club markets, and brings us prospective electronic funds transfer customers.
     Our Investment Services Division achieved revenue growth of approximately 26% in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. This growth was primarily due to an increase in portfolios managed to almost 2.2 million as of March 31, 2006, as compared to about 1.8 million as of March 31, 2005. We continue to experience a mix shift to lower priced services, resulting in a reduction in average revenue per portfolio managed. Additionally, we are continuing to invest in the rewrite of our CheckFree APL operating system and expect this investment to continue to result in operating margins in the mid- to upper-teens level until we complete development and customer migration. In September 2005, we purchased substantially all of the assets of Integrated Data Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry. This acquisition extends our client base to include more participants in the investment management industry and will allow us to drive further growth into this market. It also provides us with additional technology, including new brokerage performance reporting tools. In February 2006, we divested our M-Solutions business, a component of our Investment Services Division. The divestiture allows us to focus on our primary strategy within the division of driving growth in the managed accounts market.
     Our Software Division increased its revenue by over 51% in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. This increase, driven primarily by our acquisition of Accurate Software Limited (“Accurate”) in April 2005, was the result of increased license sales of our Operations Risk Management (“ORM”) software, and implementation and consulting services. Our ORM product offering includes account reconciliation and settlement, exception and risk management, and workflow and business intelligence processing capabilities that allow customers to perform consistent, repeatable, and compliant processes at the enterprise level.
     We continue to expect a substantial increase in our tax payments in fiscal year 2006 and we expect to incur more than $45.0 million of capital expenditures as we continue to make significant investments in high availability disaster recovery data center operations. We expect free cash flow of approximately $175.0 million for fiscal 2006, after making a $7.5 million fourth quarter tax payment resulting from the gain on the sale of our M-Solutions business in February 2006. When combined with cash, cash equivalents, and short-term investments totaling $313.8 million at March 31, 2006, and an available revolving credit line of $300 million, we believe we are well positioned to take advantage of additional strategic opportunities as they arise. In August 2005, our board of directors approved a stock repurchase program under which we may repurchase up to $60.0 million of our common stock through July 31, 2006. During the quarter ended March 31, 2006, we repurchased 151,537 shares of our common stock for approximately $7.2 million. We have not repurchased any other shares during the nine-month period ended March 31, 2006.
     In summary, due to the anticipated expiration of the FDC and Microsoft contracts in September and December 2005, respectively, combined with the impact of both acquisitions and a divestiture, we have experienced inconsistent quarterly results. We believe that anticipated results in our quarter ending June 30, 2006, will be a good starting off point for fiscal 2007, as by then we will have absorbed nearly all of the unusual impacts of recent customer contract changes and the various acquisitions we have entered into throughout fiscal 2006. The previously mentioned contract expirations will continue to impact year-over-year revenue growth in fiscal 2007, and we expect our consolidated operating margin to settle in around the mid- to upper-20% range in the near-term.

The following table sets forth, as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of processing, servicing and support	40.3	38.4	38.7	40.2
Research and development	11.5	10.6	11.1	10.6
Sales and marketing	9.7	8.9	9.4	8.5
General and administrative	7.1	7.9	7.4	7.8
Depreciation and amortization	9.8	22.9	11.9	23.8

Total expenses	78.5	88.7	78.5	90.9

Income from continuing operations before other income and expenses	21.5	11.3	21.5	9.1
Equity in net loss of joint venture	(0.4)	(0.4)	(0.4)	(0.4)
Interest, net	1.3	1.1	1.3	1.0
Gain on investments	—	0.3	—	0.1

Income from continuing operations before income taxes	22.4	12.3	22.4	9.8
Income tax expense on continuing operations	8.2	4.2	8.4	3.5

Income from continuing operations	14.2	8.1	14.0	6.3

Earnings from discontinued operations before income taxes	5.7	0.2	2.2	0.2
Income tax expense on discontinued operations	3.3	0.1	1.3	0.1

Income from discontinued operations	2.4	0.1	0.9	0.1

Net income	16.6%	8.2%	14.9%	6.4%

Results of Operations
     The following table sets forth our total revenues for the three- and nine-month periods ended March 31, 2006 and 2005, respectively.
Total Revenues (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$226,927	$189,200	$37,727	19.9%
Nine months ended	$654,464	$548,828	$105,636	19.2%
     Quarter-over-quarter revenue growth was driven by 15% growth in our Electronic Commerce Division, 26% growth in our Investment Services Division, and 51% growth in our Software Division. Year-over-year revenue growth was driven by 16% growth in our Electronic Commerce Division, 21% growth in our Investment Services Division, and 42% growth in our Software Division.
     Overall growth in our Electronic Commerce Division continues to be driven primarily by growth in transactions processed to more than 293 million for the quarter ended March 31, 2006, from more than 234 million for the quarter ended March 31, 2005, and to approximately 830 million for the nine-month period ended March 31, 2006, from about 660 million for the nine-month period ended March 31, 2005. Additionally, we delivered almost 47 million e-Bills in the quarter ended March 31, 2006, compared to almost 37 million in the quarter ended March 31, 2005, and we delivered nearly 135 million e-Bills during the nine-month period ended March 31, 2006, compared to about 99 million during the nine-month period ended March 31, 2005. In January 2006, we acquired PhoneCharge, which provided more than 4 million telephone-based bill payment transactions, resulting in over $9.0 million of incremental revenue in the quarter. This combined revenue growth for our Electronic Commerce

Division was offset by a number of factors. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of significant transaction growth and better utilization of efficiencies of scale, our average revenue per transaction continued to decline with respect to our transaction-based revenue. During the quarter ended March 31, 2006, our agreement with Microsoft expired, resulting in a significant revenue reduction. Additionally, during the same quarter, a large bank customer migrated from a processing model that guarantees funds to our standard risk-based processing model, which negatively impacted our interest-based revenue. In the quarter ending June 30, 2006, we expect the full quarter negative impact of this processing model conversion.
     Revenue growth in our Investment Services Division was driven primarily by an increase in the number of portfolios managed, to almost 2.2 million as of March 31, 2006, from about 1.8 million as of March 31, 2005. We believe that more favorable market conditions have resulted in growth in portfolios managed. However, we continue to experience a mix shift toward lower priced services, resulting in lower revenue per portfolio managed. In addition, we benefited from contributions of revenue from our acquisition of IDS in September 2005.
     We experienced substantial revenue growth in our Software Division, both on quarter-over-quarter and year-over-year basis. While a portion of the increase in revenue resulted from new sales of our ORM products, which were enhanced by our acquisition of Accurate in April 2005, a large portion of the increase resulted from professional services revenue associated with software sales.
     The following tables set forth comparative revenue, by type, for the three- and nine-month periods ended March 31, 2006 and 2005, respectively.
Processing and Servicing (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$192,786	$167,645	$25,141	15.0%
Nine months ended	$563,143	$486,787	$76,356	15.7%
     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services Divisions. Growth in processing and servicing revenue is driven primarily by growth in transactions processed, e-Bills delivered, interest-based revenue within Electronic Commerce, and portfolio growth in our Investment Services Division. In our Investment Services business, portfolios managed increased by approximately 22%, from about 1.8 million as of March 31, 2005, to almost 2.2 million as of March 31, 2006.
     In our Electronic Commerce business, we processed more than 293 million transactions in the quarter ended March 31, 2006; an increase of approximately 59 million transactions, or 25% over the more than 234 million transactions processed in the quarter ended March 31, 2005. We processed over 830 million transactions in the nine-month period ended March 31, 2006; an increase of about 170 million, or 26% over the nearly 660 million transactions processed in the nine-month period ended March 31, 2005. Growth in transaction-based revenue is offset by tier-based volume pricing discounts. Additionally, our contract with FDC expired in August 2005 and our contract with Microsoft expired in December 2005. These contracts, originating from our acquisition of TransPoint in September 2000, contained minimum revenue guarantees. Both customers were performing well below their guaranteed levels at contract expiration. The negative impact to revenue began in the quarter ended September 30, 2005, but was most significant in the quarter ended March 31, 2006, and will continue to impact year-over-year growth through December 2006. Much of the lost revenue from these contracts was offset by our acquisition of PhoneCharge in January 2006, as we added more than 4 million telephone-based payment transactions, priced at greater than $2.00 each, in the quarter ended March 31, 2006. We also delivered almost 47 million e-Bills in the quarter ended March 31, 2006, representing 27% growth over the nearly 37 million e-Bills delivered in the quarter ended March 31, 2005. We delivered almost 135 million e-Bills in the nine-month period ended March 31, 2006, compared to just over 99 million e-Bills delivered in the nine-month period ended March 31, 2005. In addition, a large bank customer migrated from a processing model that guarantees funds to our standard risk-based processing model. We have few customers remaining on the guaranteed funds payment processing model.

License Fees (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$9,479	$5,458	$4,021	73.7%
Nine months ended	$24,859	$18,987	$5,872	30.9%
     License fees relate almost exclusively to our Software Division, however, the acquisition of IDS introduced license fees to Investment Services. While sales in all Software products tend to vary from period to period, our quarter-over-quarter and year-over-year growth in license fee revenue is primarily the result of increased sales of ORM products, both domestically and internationally. Our acquisition of Accurate in April 2005 provided enhanced ORM product capability that has been particularly well received by the markets in which we serve.
Maintenance Fees (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$11,078	$7,959	$3,119	39.2%
Nine months ended	$30,707	$22,751	$7,956	35.0%
     Maintenance fees represent annually renewable product support primarily for Software customers, however, our acquisition of IDS within Investment Services provided a new source of maintenance revenue. Maintenance revenue tends to grow with incremental license sales from previous periods. The previously mentioned incremental sales of our ORM software product have resulted in over half of the quarter-over-quarter and year-over year growth in maintenance revenue. In addition to new maintenance revenue from our September 2005 acquisition of IDS, the remainder of our growth is the result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all businesses. We recognize maintenance fees ratably over the term of the related contractual support period.
Professional Fees (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$13,584	$8,138	$5,446	66.9%
Nine months ended	$35,755	$20,303	$15,452	76.1%
     Professional fees, previously referred to as other revenues, consist primarily of consulting and implementation fees across all three of our divisions. Our expanded product lines have given us more opportunities to provide services to our customers. During the three- and nine-month periods ended March 31, 2006, we generated more revenue from software services engagements across several products and biller implementation engagements as compared to prior year periods and realized a positive impact from our Accurate, IDS, and Aphelion acquisitions in April, September, and October 2005, respectively.
Cost of Processing, Servicing and Support (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$91,351	40.3%	$72,660	38.4%
Nine months ended	$253,026	38.7%	$220,539	40.2%
     In Electronic Commerce, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure, and are leveraging a fixed-cost processing infrastructure, to drive improvement in our cost per transaction. While our electronic payment rate has remained constant at 83% for the past several quarters, our January 2006 acquisition of PhoneCharge added more than 4 million electronic phone-based payment transactions, which helped raise our electronic payment rate to 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. However, a portion of the PhoneCharge transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of our business. Additionally, incremental investment in resources supporting our high availability disaster recovery efforts and increasing implementation resources have resulted in an increase in cost of processing, servicing, and support cost as a percentage of revenue in the quarter ended March 31, 2006. Due to continued investments in these areas, we expect this trend to continue in the near term.
Research and Development (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$26,038	11.5%	$20,139	10.6%
Nine months ended	$72,865	11.1%	$58,448	10.6%
     In addition to increased research and development costs resulting from our Accurate, IDS, Aphelion, and PhoneCharge acquisitions in April 2005, September 2005, October 2005, and January 2006, respectively, we continue to invest in product enhancement and productivity improvement initiatives. In particular, a complete rewrite of our operating system within Investment Services continues on track for initial delivery in mid- to late- fiscal 2007, and continues to be the primary driver of the increase in research and development costs as a percentage of revenue for the three- and nine-month periods ending March 31, 2006.
Sales and Marketing (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$22,107	9.7%	$16,590	8.8%
Nine months ended	$61,272	9.4%	$46,615	8.5%
     The increase in sales and marketing costs, both as a percentage of consolidated revenues and on an absolute dollar basis, is mainly due to our acquisitions of Accurate, IDS, and Aphelion in April, September, and October 2005, respectively. These businesses provided non-redundant incremental sales commissions, marketing personnel, and program costs.
General and Administrative (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$16,219	7.1%	$15,016	7.9%
Nine months ended	$48,777	7.4%	$42,573	7.8%
     Incremental general and administrative costs have resulted primarily from facilities and other non-redundant expenses relating to our Accurate, IDS, and Aphelion acquisitions in April, September, and October 2005, respectively. During the three- and six-month periods ended December 31, 2004, we increased Sarbanes-Oxley Section 404 compliance costs in preparation of our first internal controls certification as of June 30, 2005. The costs associated with this ongoing certification process are expected to decrease in fiscal year 2006. We continue to manage our general and administrative expenses below 8% of our consolidated revenues. We have been able to effectively leverage our existing corporate expense base in light of increasing revenues.

Depreciation and Amortization (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$22,349	9.8%	$43,377	22.9%
Nine months ended	$77,749	11.9%	$130,589	23.8%
     Depreciation and amortization expenses from operating fixed assets and capitalized software development costs increased modestly from $10.5 million for the quarter ended March 31, 2005, to $11.1 million for the quarter ended March 31, 2006, resulting from fixed assets received with recent acquisitions. Depreciation and amortization expenses from operating fixed assets and capitalized software development costs remained essentially flat, from $31.7 million for the nine-month period ended March 31, 2005, to $31.8 million for nine-month period ended March 31, 2006. The remainder of our depreciation and amortization costs represents acquisition-related amortization.
     Despite additional amortization from intangible assets resulting from our acquisitions of Accurate in April 2005, IDS in September 2005, Aphelion in October 2005, and PhoneCharge in January 2006, depreciation and amortization decreased as a result of lower amortization expense from intangible assets that have fully amortized since last year. The full amortization of the TransPoint strategic agreements intangible assets resulted in a decrease in amortization expense of approximately $8.3 million in the quarter ended September 30, 2005, and an additional $16.6 million in the quarter ended December 31, 2005. The strategic agreements, which provided approximately $24.8 million of amortization expense in each quarter of fiscal year 2005, no longer contributed to our amortization expense beginning in the second quarter of fiscal year 2006.
Equity in Net Loss of Joint Venture (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$(973)	(0.4)%	$(823)	(0.4)%
Nine months ended	$(2,447)	(0.4)%	$(2,170)	(0.4)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We provided 100% of OneVu’s necessary working capital requirements during its formative stage. Therefore, we record the operations of OneVu on the equity basis of accounting, and the equity in net loss of OneVu represents 100% of the loss incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners will contribute approximately $850,000 in exchange for a security interest subordinate to our previous funding. OneVu will obtain a line of credit facility from a bank in the amount of approximately $2.7 million. Accordingly, beginning in April 2006, we will continue to record the operations of OneVu on the equity basis of accounting recognizing only 50% of the results of operations of OneVu.

Net Interest (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended:
Interest income	$3,238		$2,427
Interest expense	(227)		(284)

Net interest	$3,011	1.3%	$2,143	1.1%

Nine months ended:
Interest income	$9,085		$6,143
Interest expense	(702)		(815)

Net interest	$8,383	1.3%	$5,328	1.0%

     In addition to an increase in average cash, cash equivalents and investments, interest rates continued to rise from the same period last year, which increased our interest income during both the three- and nine-month periods ended March 31, 2006, as compared to the same periods last year.
     Our relatively modest interest expense associated with lease obligations remains fairly consistent from quarter-to-quarter as our interest rates on all leases are fixed. We did not enter into any significant lease arrangements in the three- and nine-month periods ended March 31, 2006, as compared to the same periods last year.
Gain on Investments (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$—	—	$592	0.3%
Nine months ended	$—	—	$592	0.1%
     In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments. There was no such gain on investments during our fiscal year 2006.
Income Tax Expense on Continuing Operations (000’s)

	March 31,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$18,720	36.8%	$7,976	34.2%
Nine months ended	$55,180	37.6%	$19,660	36.5%
     The increase in income tax expense for the three- and nine-month periods ended March 31, 2006 as compared to the same periods last year, on an absolute dollar basis, is commensurate with our increase in pre-tax income in the respective periods. The increase in our quarter-over-quarter and year-over year effective rate is the result of lower tax-free interest income and an increase in taxable income from relatively higher rate international tax jurisdictions. We expect an effective rate of between 37% and 38% for the fiscal year ending June 30, 2006.

Earnings from Discontinued Operations (000’s)

	March 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$13,056	5.8%	$388	0.2%
Nine months ended	$14,311	2.2%	$1,097	0.2%
     In the quarter ended March 31, 2006, we divested M-Solutions, a component of Investment Services. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that we report the results of operations from the divested business, including the $12.8 million gain on the sale, separately as earnings from discontinued operations for all periods presented. Other than the gain itself, M-Solutions historically provided modest earnings on an annual basis.
Income Tax Expense on Discontinued Operations (000’s)

	March 31,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$7,581	58.1%	$136	35.1%
Nine months ended	$8,064	56.3%	$395	36.0%
     Earnings from discontinued operations included a $12.8 million gain on the sale of M-Solutions in the quarter ended March 31, 2006. Our book basis gain on the sale includes the impact of the write-off of goodwill, which is non-deductible for tax purposes. The higher tax basis gain on the sale resulted in an effective tax rate of 58.1% for the quarter ended March 31, 2006, and of 56.3% for the nine-month period ended March 31, 2006. Typically our effective tax rate falls between 36% and 38%.

     Segment Information
     We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition-related intangible asset amortization, the impact of discontinued operations, and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options, beginning July 1, 2004.
     The following sets forth certain financial information attributable to our business segments for the three- and nine-month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(in thousands)
Revenues:
Electronic Commerce	$169,438	$147,581	$496,187	$427,896
Investment Services	27,833	22,023	78,542	64,877
Software	29,656	19,596	79,735	56,055

Total revenues	$226,927	$189,200	$654,464	$548,828

Segment income (loss):
Electronic Commerce	$59,739	$54,034	$192,282	$151,864
Investment Services	4,185	4,837	13,635	13,022
Software	7,496	6,067	15,969	13,369
Corporate	(10,291)	(10,001)	(29,795)	(27,537)
Acquisition-related amortization:
Electronic Commerce	(9,110)	(32,559)	(40,037)	(97,681)
Investment Services	(547)	(151)	(1,508)	(453)
Software	(1,597)	(421)	(4,906)	(1,423)
Impact of discontinued operations:
Investment Services	(235)	(388)	(1,490)	(1,097)
SFAS 123(R) – Options issued before July 1, 2004 (1):
Electronic Commerce	(563)	—	(2,449)	—
Investment Services	(80)	—	(347)	—
Software	(35)	—	(150)	—
Corporate	(99)	—	(429)	—

Total income from continuing operations	$48,863	$21,418	$140,775	$50,064

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.

Electronic Commerce Segment Information:
Electronic Commerce Revenues (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$169,438	$147,581	$21,857	14.8%
Nine months ended	$496,187	$427,896	$68,291	16.0%
     Quarter-over-quarter and year-over-year revenue growth in our Electronic Commerce Division is driven primarily by the growth in payment transactions processed. Transaction growth exceeded 25% in the quarter and the nine-month periods ending March 31, 2006, as compared to the same periods last year, and sequential quarterly transaction growth was 8%, due in part from the addition of more than 4 million telephone-based payment transactions resulting from our January 2006 acquisition of PhoneCharge. Additionally, we delivered almost 47 million e-Bills in the quarter ended March 31, 2006, compared to nearly 37 million in the quarter ended March 31, 2005, and we delivered nearly 135 million e-Bills for the nine month period ended March 31, 2006, compared to about 99 million e-Bills for the nine-month period ended March 31, 2005. These growth factors have been offset by the expiration of our contract with Microsoft in December 2005, the expiration of our contract with FDC in September 2005, and the negative impact on our interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model, all of which resulted in downward pressure on our operating margin.
     We offer two basic levels of electronic billing and payment services to our customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehouse, claims processing, e-Bill, on-line proof of payment, various levels of customer care, and other aspects of our service. Also, while a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, including our walk-in payment business. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT. Our walk-in bill payment service and our telephone bill payment service, resulting from our recent acquisition of PhoneCharge, are included in the Payment Services category. A third category of revenue we simply refer to as “Other Electronic Commerce” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services. Our recent acquisition of Aphelion is included with our legacy health and fitness business within the Other Electronic Commerce category.
     The following table provides a historical trend of quarterly revenue, underlying transaction metrics, and subscriber metrics, for our Electronic Commerce Division for the nine-month periods ended March 31, 2006 and 2005, respectively.

	Three Months Ended
	3/31/06	12/31/05	9/30/05	3/31/05	12/31/04	9/30/04
	(In millions)
Full Service
Revenue	$109.4	$116.0	$118.5	$106.4	$102.4	$99.1
Active subscribers (1)	9.7	9.0	8.8	7.4	6.9	6.4
Transactions processed	206.7	189.7	180.1	153.6	142.9	133.5
Payment Services
Revenue	$47.8	$36.1	$35.4	$32.4	$31.3	$30.5
Transactions processed	86.6	81.0	85.9	80.8	76.5	72.3
Other Electronic Commerce
Revenue	$12.2	$11.2	$9.6	$8.8	$8.4	$8.6
Totals
Electronic Commerce revenue	$169.4	$163.3	$163.5	$147.6	$142.1	$138.2
Transactions processed	293.3	270.7	266.0	234.4	219.4	205.8

(1)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a Consumer Service Provider.
     We have experienced variability in both transactions processed and revenue in our Full Service category between the quarters ended March 31, 2005 and March 31, 2006. Late in the quarter ended June 30, 2005, we received incremental transaction volume from the merger of two large banks, one of which was not previously a customer of ours. Our contracts with FDC and Microsoft expired in August 2005 and December 2005, respectively. Because both FDC and Microsoft were operating well below minimum guaranteed revenue levels, there was a large negative revenue impact with minimal corresponding impact on transactions processed. In the quarter ended March 31, 2006, we experienced the negative impact on interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model, again with a scant corresponding decrease in the volume of transactions processed. When combined with growth in our core full service business, the impact of these events resulted in an overall increase in Full Service revenue of $3.0 million or 3%, from $106.4 million in the quarter ended March 31, 2005, to $109.4 million in the quarter ended March 31, 2006. In contrast, during the same period we experienced transaction growth of 53.1 million, or approximately 35%. When combined with normal tier-based volume decreases, Full Service revenue per transaction declined from $0.69 in the quarter ended March 31, 2005, to $0.53 in the quarter ended March 31, 2006.
     Payment Services revenue increased by nearly 48%, to $47.8 million for the quarter ended March 31, 2006 from $32.4 million for the quarter ended March 31, 2005. Revenue was positively impacted by growth in e-Bills delivered from nearly 37 million in the quarter ended March 31, 2005, to almost 47 million in the quarter ended March 31, 2006, and by our acquisition of PhoneCharge in January 2006. Growth in transactions during the same period was 7%, from 80.8 million in the quarter ended March 31, 2005, to 86.6 million in the quarter ended March 31, 2006. In addition to core Payment Services transactions growth, in the quarter ended March 31, 2006, we added more than 4 million telephone bill payment transactions, priced at greater than $2.00 each, resulting from our January 2006 acquisition of PhoneCharge. However, this was more than offset by the loss of approximately 5 million low-priced transactions in the quarter ended December 31, 2005. Overall, Payment Services revenue per transaction increased from $0.40 in the quarter ended March 31, 2005, to $0.55 in the quarter ended March 31, 2006.
     Growth in Other Electronic Commerce revenue from $8.8 million in the quarter ended March 31, 2005, to $12.2 million in the quarter ended March 31, 2006, and from $25.8 million for the nine-month period ended March 31, 2005, to $33.0 million in the nine-month period ended March 31, 2006, was primarily due to our acquisition of Aphelion in October 2005, combined with growth in our legacy health and fitness business.
Electronic Commerce Operating Income (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$59,739	$54,034	$5,705	10.6%
Nine months ended	$192,282	$151,864	$40,418	26.6%
     Our continued efforts to improve quality and efficiency in our operations, combined with industry leading electronic versus paper payment rate and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Our underlying operating margin dropped about two percentage points in the quarter ended March 31, 2006. Although offset somewhat by the acquisition of PhoneCharge, the high-margin revenue loss resulting from the expected expiration of our contract with Microsoft combined with the negative impact on our interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model resulted in downward pressure on our operating margin. We expect this downward pressure to continue a bit into the quarter ending June 30, 2006, when we will see a full quarter impact of the processing model change for our large bank customer.
Investment Services Segment Information:
Investment Services Revenues (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$27,833	$22,023	$5,810	26.4%
Nine months ended	$78,542	$64,877	$13,665	21.1%
     Quarter-over-quarter and year-over-year revenue growth in Investment Services was driven primarily by an increase in portfolios managed to almost 2.2 million as of March 31, 2006, from about 1.8 million as of March 31, 2005. We continue to experience a mix shift toward lower priced services, resulting in lower revenue per portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, our Investment Services Division benefited from incremental revenue contributions from our IDS acquisition in September 2005. The revenue impact of the February 2006 divestiture of M-Solutions within Investment Services has been removed from each period presented, and we now reflect them within the “earnings from discontinued operations before income taxes” line item.
Investment Services Operating Income (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$4,185	$4,837	$(652)	(13.5)%
Nine months ended	$13,635	$13,022	$613	4.7%
     Our quarter-over-quarter operating margin decreased to 15% for the quarter ended March 31, 2006 from 22% for the quarter ended March 31, 2005, and decreased slightly to 17% for the nine-month period ended March 31, 2006, from 18% for the nine-month period ended March 31, 2005. The decrease in operating margin is due primarily to increased research and development expenses related to our investment in CheckFree EPLTM (Enhanced Portfolio Lifecycle), which we expect to be complete in the mid- to late-fiscal year 2007. We expect Investment Services operating margin to remain in the mid- to high-teens until development and client integration onto the new operating system are completed in fiscal 2008.
Software Segment Information:
Software Revenues (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$29,656	$19,596	$10,060	51.3%
Nine months ended	$79,735	$56,055	$23,680	42.2%
     The growth in revenue in both quarter-over-quarter and year-over-year is mainly due to growth in sales of our ORM products, primarily attributable to our acquisition of Accurate in April 2005 and incremental professional services provided to implement several of our solutions to customers in the three- and nine-month periods ended March 31, 2005.
Software Operating Income (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$7,496	$6,067	$1,429	23.6%
Nine months ended	$15,969	$13,369	$2,600	19.4%

     Our operating margin within Software declined from 31% for the quarter ended March 31, 2005, to 25% for the quarter ended March 31, 2006, and from 24% for the nine-month period ended March 31, 2005, to 20% for the nine- month period ended March 31, 2006. Although a portion of quarter-over-quarter and year-over-year revenue growth has resulted from relatively high margin license sales, the preponderance of revenue growth came from relatively low-margin implementation services. Additionally, we experienced an increase in operating expenses in fiscal 2006 from the closing of our Waterloo, Ontario, Canada facility, and the related increase in product implementation resources at our headquarters in Norcross, Georgia of approximately $3.1 million for the nine-month period ended March 31, 2006.
Corporate Segment Information:
Corporate Operating Loss (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$(10,291)	$(10,001)	$(290)	(2.9)%
Nine months ended	$(29,795)	$(27,537)	$(2,258)	(8.2)%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and in spite of operations added through acquisitions. While historically our Corporate Division operating loss has approximated 5% of consolidated revenue, due to improving leverage, we now expect our Corporate Division’s operating loss to improve to between 4.5% and 5% of our consolidated revenues.
Acquisition-Related Amortization:
Acquisition-Related Amortization Expense (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$11,254	$33,131	$(21,877)	(66.0)%
Nine months ended	$46,451	$99,557	$(53,106)	(53.3)%
     Acquisition-related amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. The decrease in acquisition-related amortization expense is due to intangible assets that have fully amortized since March 31, 2005, offset by the addition of identifiable intangible assets of $17.4 million from our acquisition of Accurate in April 2005, $9.3 million from our acquisition of IDS in September 2005, $7.6 million from our acquisition of Aphelion in October 2005, and $31.1 million from our acquisition of PhoneCharge in January 2006. The September 2005 expiration of the TransPoint strategic agreements reduced intangible amortization expense by approximately $24.8 million in the quarters ended December 31, 2005, and March 31, 2006.
Impact of Discontinued Operations:
Impact of Discontinued Operations (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$235	$388	$(153)	(39.4)%
Nine months ended	$1,490	$1,097	$393	35.8%
     In the quarter ended March 31, 2006, we divested M-Solutions, a component of our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. The business was divested in early February 2006, and therefore, the quarter ended March 31, 2006 reflects a little more than one month of operations versus three months in comparable March 31, 2005 results, and the nine-month period ended March 31, 2006 reflects a little more than seven months of operations versus nine months in comparable March 31, 2005 results.

SFAS 123(R) – Options Issued Before July 1, 2004:
SFAS 123(R) — Options Issued Before July 1, 2004 (000’s)

	March 31,		Change
	2006	2005	$	%
Three months ended	$777	$—	$777	—
Nine months ended	$3,375	$—	$3,375	—
     Upon our adoption of SFAS 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The amounts recorded during the three- and nine-month periods ended March 31, 2006, represent equity-based compensation expense relating to the vesting of options that were unvested as of July 1, 2005, but were granted before the implementation of our current compensation philosophy on July 1, 2004, which significantly reduced overall participation and focused on restricted stock awards with limited stock options grants. There was no such expense recorded during our fiscal year 2005.
Inflation
     We believe the effects of inflation have not had a significant impact on our results of operations.
Liquidity and Capital Resources
     The following chart summarizes our consolidated statements of cash flows for the three- and nine-month periods ended March 31, 2006:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2006
	(in thousands)
Net cash provided by operating activities	$72,539	$172,801
Net cash used in investing activities	(79,422)	(87,487)
Net cash provided by financing activities	4,277	17,591
Effect of exchange rate changes	54	(104)

Net increase (decrease) in cash and cash equivalents	$(2,552)	$102,801

     As of March 31, 2006, we had $313.8 million of cash, cash equivalents and short-term investments on hand, and an additional $78.0 million in long-term investments. Our consolidated balance sheet reflects a current ratio of 2.5 and working capital of $360.9 million. Due to revenue growth and processing efficiency improvement, net cash provided by operating activities has increased significantly over the past several years. We fully utilized our federal net operating loss carryover credits late in the quarter ended September 30, 2004, and as a result, we are a full federal taxpayer in fiscal year 2006. Despite a significant increase in the amount of required estimated federal income tax payments made in fiscal year 2006, we generated $72.5 million of net cash provided by operating activities during the three months ended March 31, 2006. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for our current fiscal year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. We expect net cash provided by operations of approximately $220.0 million for the fiscal year 2006. Also, during August 2005, our board of directors approved up to $60.0 million for the purpose of repurchasing shares of our common stock through July 31, 2006. In the quarter ended March 31, 2006, we repurchased 151,537 shares of common stock for approximately $7.2 million. There have been no other such repurchases of our stock during fiscal 2006. To the extent we require additional cash, we have access to an untapped $300.0 million revolving credit facility, which we increased from $185 million in April 2006. We have no immediate plans to borrow against the credit facility.
     From an investing perspective, we used net cash of $87.5 million in the nine-month period ended March 31, 2006. We generated $71.2 million from the net sales of investments and $18.6 million from a divested business. We used $33.8 million in capital expenditures, $136.0 million for acquisitions and $7.5 million for other investing activities. We expect to incur more than $45.0 million of capital expenditures during our fiscal year ending June 30, 2006.
     From a financing perspective, we generated net cash of $17.6 million in the nine-month period ended March 31, 2006. We received $3.2 million from our Associate Stock Purchase Plan, $20.8 million from the exercise of stock options, and $3.0 million from the excess tax benefit related to our equity-based compensation. In addition, we used $2.2 million to make payments on our capital leases and other long-term obligations and used $7.2 million for the repurchase of 151,537 shares of our common stock.
     While the timing of cash payments and collections will cause fluctuations from quarter-to-quarter and the level of expected capital expenditures could change, we expect to generate approximately $175.0 million of free cash flow for our fiscal year ending June 30, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures. See “Use of Non-GAAP Financial Information” for a discussion of this measure.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to cash flow coverage and maximum levels of debt to cash flow, as defined. We were in compliance with all covenants as of March 31, 2006, and do not anticipate any change in the foreseeable future.
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

     Our free cash flow for the three- and nine-month periods ended March 31, 2006 and 2005, is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net cash provided by operating activities	$72,539	$61,564	$172,801	$159,099
Excluding: Net change in settlement accounts	(68)	(1,498)	2,194	(70)
Less: Capital expenditures	(10,175)	(10,214)	(33,817)	(24,331)

Free cash flow	$62,296	$49,852	$141,178	$134,698

     Net cash used in investing activities for the three-month periods ended March 31, 2006 and 2005, was $79.4 million and $152.8 million, respectively. Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2006, and was $5.4 million for the three months ended March 31, 2005. Net cash used in investing activities for the nine-month periods ended March 31, 2006 and 2005, was $87.5 million and $192.8 million, respectively. Net cash provided by financing activities was $17.6 million for the nine months ended March 31, 2006, and was $9.6 million for the nine months ended March 31, 2005.
     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similar titled measures reported by other companies.
Recent Developments
     On April 13, 2006, we entered into a revolving credit facility that provides for up to $300.0 million in revolving credit loans, swingline loans and the issuance of letters of credit. The credit facility terminates on April 13, 2011, unless terminated earlier. Any borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated EBITDA. The credit facility also requires the payment of a commitment fee, expressed as a percentage per annum on any unused commitment.
     The credit facility contains certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. The credit facility also contains customary events of default, including payment defaults, material inaccuracies in representations and warranties, covenant defaults, cross-defaults to certain other agreements, certain events of bankruptcy and insolvency, certain ERISA events, judgment defaults in excess of specified amounts, failure of any guaranty supporting the credit facility to be in full force and effect, and a change in control.
     In addition, on April 13, 2006, we entered into a series of financing and leasing arrangements (the “Agreements”) with a consortium of banks for the purpose of leasing two data centers. Pursuant to the terms of the Agreements, SunTrust is required to purchase a fee simple interest in certain parcels of real property (the “Properties”) specified by CheckFree Services and CheckFree Services, as construction agent for SunTrust, is required to construct data center facilities (the “Facilities”) on the Properties. The funding for the acquisition of the Properties and the construction of the Facilities will be provided by SunTrust and certain financial institutions. The aggregate limit on the funding to be provided by SunTrust and the financial institutions is $100.0 million.
     During construction and after completion of the Facilities, SunTrust will lease the Properties and the Facilities to CheckFree Services under operating leases pursuant to the terms of the Agreements. CheckFree Services will make minimum lease payments beginning upon completion of construction that will vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread. The lease agreements will expire on April 12, 2013, unless terminated earlier pursuant to the terms of the lease agreements.
     Upon expiration of the Agreements, CheckFree Services must elect to: (i) purchase the Facilities and

Properties from SunTrust for a defined amount; (ii) request a five year renewal of the lease agreements (maximum of two such five year renewals provided for), subject to the approval and consent of SunTrust and the Lenders; or (iii) sell the Facilities and Properties as agent for SunTrust, provided that certain conditions are satisfied (the “Remarketing Option”).
     If CheckFree Services chooses the Remarketing Option, various outcomes may occur under the Agreements, but if the net cash proceeds of any sale are less than an amount equal to the aggregate sum of the outstanding amounts funded by SunTrust and all other lenders, all accrued and unpaid interest on the loans, all unpaid fees owing to SunTrust and any other lender under the operative documents, and all other amounts owing to SunTrust and all other lenders under the lease agreements (the “Outstanding Amounts”), CheckFree Services will be required to pay SunTrust the difference between the sale proceeds and the Outstanding Amounts, but in no event more than approximately eighty-three percent (83%) of the Outstanding Amounts. If the net proceeds received from a third party for the Properties and Facilities, or a given Property and Facility, are in excess of the Outstanding Amounts or the Outstanding Amounts related to the specific Property and Facility, the excess shall be paid to CheckFree Services. SunTrust or the Agent may reject a third party purchase offer for the Properties and Facilities or a given Property and Facility under certain conditions.
     The Agreements contain certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements.
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
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business – Business Risks” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We now maintain multiple offices in the United Kingdom, Australia, and Luxembourg. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Australian dollar for our Australian subsidiary, and the euro as the functional currency for our Luxembourg operations. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in a formal hedging program that uses various financial instruments to mitigate this risk.
     While our international sales represented less than five percent of our consolidated revenues for the quarter and nine months ended March 31, 2006, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-based revenue. As of March 31, 2006, we had entered into interest rate swap transactions totaling $100.0 million.
     The swaps are designated as cash flow hedges and are recorded on our consolidated balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate-sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $0.3 million. The decline in the fair value of the swaps would be offset by an increase in cash flows of the underlying hedged interest-based revenue.
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On August 3, 2005, our board of directors approved up to $60,000,000 for the purpose of repurchasing shares of our common stock through July 31, 2006. During the month of March 2006, we purchased a total of 151,537 shares at an average purchase price of $47.31 per share, or approximately $7,200,000 in the aggregate. The repurchased shares were retired and cancelled immediately. As of March 31, 2006, the dollar value of shares that remained available for repurchase under this program as of March 31, 2006, was approximately $52,800,000. These repurchases are reflected in the following table:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar
	Total Number	Average Price	Purchased as Part of	Value of Shares that May
	of Shares	Paid per	Publicly Announced Plans	Yet Be Purchased Under
Period	Purchased	Share	or Programs(1)	the Plans or Programs(1)
January 1, 2006 to January 31, 2006	—	—	—	$60,000,000

February 1, 2006 to February 28, 2006	—	—	—	$60,000,000

March 1, 2006 to March 31, 2006	151,537	$47.31	151,537	$52,800,000

(1)	Information is as of the end of the period.
Item 6.  Exhibits

Exhibit	Exhibit
Number	Description
10(a)*	Adoption Agreement for the CheckFree Services Corporation 401(k) Plan.

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: May 9, 2006	By:	/s/ David E. Mangum David E. Mangum, Executive Vice President and Chief Financial Officer* (Principal Financial Officer)

Date: May 9, 2006	By:	/s/ John J. Browne, Jr.

John J. Browne, Jr., Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description
10(a)*	Adoption Agreement for the CheckFree Services Corporation 401(k) Plan.

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.