Form 10-K
period 2006-06-30
CHECKFREE CORP \GA\
filed 2006-09-08
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2006
Commission File Number: 0-26802
CheckFree Corporation
(Exact name of Registrant as specified in its charter)

Delaware	58-2360335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4411 East Jones Bridge Road
Norcross, Georgia 30092
(Address of principal executive offices, including zip code)
(678) 375-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	Nasdaq Global Select Market
Preferred Stock Purchase Rights	Nasdaq Global Select Market
     Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of our common stock held by our non-affiliates was approximately $3,908,896,831 on December 31, 2005.
     There were 88,951,616 shares of our common stock outstanding on September 6, 2006.
Documents Incorporated By Reference
     Portions of our Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

Part I
Item 1. Business.
     All references to “we,” “us,” “our,” “CheckFree” or the “Company” in this Annual Report on Form 10-K mean CheckFree Corporation and all entities owned or controlled by CheckFree Corporation, except where it is made clear that the term means only the parent company.
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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills. For the year ended June 30, 2006, we processed more than 1.1 billion payment transactions and delivered nearly 185 million electronic bills (“e-bills”). For the quarter ended June 30, 2006, we processed approximately 302 million payment transactions and delivered 50 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2006, growth in the number of transactions processed exceeded 25%. The Electronic Commerce Division accounted for approximately 75% of our fiscal 2006 consolidated revenues. On October 31, 2005, we purchased substantially all of the assets of Aphelion, Inc. (“Aphelion”), a provider of health club management software and services. The addition of Aphelion expands the number of clubs that we serve, strengthens our presence in the mid-size and independent club markets, and brings us prospective electronic funds transfer customers. On January 1, 2006, we acquired PhoneCharge, Inc. (“PhoneCharge”), now known as CheckFree PhonePay Services, Inc., a provider of telephone and Internet-based bill payment services for billers. The addition of PhoneCharge expands the number of billers we serve and provides us with telephone bill payment products and services that we can sell to our current biller clients.
     Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2006, our clients used the CheckFree APLSM portfolio accounting system (“CheckFree APL”) to manage nearly 2.3 million portfolios. The Investment Services Division accounted for approximately 12% of our fiscal 2006 consolidated revenues. On September 2, 2005, we acquired substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry. This acquisition provides us with additional technology, including new brokerage high performance reporting tools, and extends our investment management client base.
     Our Software Division provides financial software, maintenance, support and professional services under five product lines – bank payments, operational risk management, transaction process management, compliance and electronic billing – to large financial service providers and other companies across a range of industries. The Software Division accounted for approximately 13% of our fiscal 2006 consolidated revenues.

Electronic Commerce Division
     Introduction. The Electronic Commerce Division enables consumers to pay bills through a variety of methods and to receive bills electronically. Our products and services enable consumers to:
•	receive and pay bills over the Internet; and

•	pay billers directly through biller-direct sites, by telephone or through our walk-in retail agent network.
     Consumers using our services access CheckFree’s system primarily through consumer service providers (“CSPs”), billers and retail agents. CSPs are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites, and personal financial management software providers. Consumers can also access our system through CheckFree hosted biller direct sites, www.mycheckfree.com, a network of retail agents for walk-in bill payments, or by phone on hosted interactive voice response applications.
     Industry Background. In 2005, 17.2 billion consumer bills were sent and 18.1% of those were delivered online, according to Tower Group. On average, the cost to a biller of submitting a paper bill, including printing, postage and billing inserts, is $1.25 per bill, according to a Tower Group study. In contrast, electronic bills reduce that cost by over half. Today, approximately 60% of major billers present electronic bills in one fashion or another, and an additional 30% of major billers have firm plans to do so, according to the same Tower Group study.
     According to Tower Group and the Federal Reserve, an estimated 33.5 billion paper checks were written in the United States in 2005, down from about 41.9 billion in 2000. The use of checks for bill payment imposes significant costs on financial services organizations, businesses and their customers. These costs include the writing, mailing, recording and processing of checks. The majority of today’s consumer bill payments are completed using traditional paper-based methods. According to Tower Group, of an estimated 21.3 billion consumer bill payments that occurred in 2005, 65.1% were paid by paper check, 26% were paid by electronic means and the remainder were paid by other means (cash, payroll deduction, money order, etc.). By comparison, in 2004, consumers used checks to pay 68.2% of bills, and paid their bills electronically 22.7% of the time. Many financial services organizations and businesses have invested in the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet, the relatively high cost of producing, printing and mailing a paper bill and the cost to financial services organizations, businesses and customers of processing paper checks will continue the trend toward increased usage of electronic methods to execute financial transactions.
     Products and Services. We provide a variety of products that allow consumers to receive and pay bills. CSPs can offer our services to customers either through a hosted application, known as CheckFree WebSM, or through various protocols that link online banking applications to our Genesis billing and payment engine. Through our CSPs, we support both Microsoft’s Money and Quicken® for electronic bill payment. In addition, we offer a small business-based version of CheckFree Web optimized for business users, CheckFree Web for Small BusinessSM. All products feature the ability to “pay anyone, anytime, anywhere” and most products feature the ability to receive hundreds of different bills electronically. The most recent version of CheckFree Web was made available in April 2006. Recent enhancements to CheckFree Web include increased processing capabilities that have greatly increased the number of payments that can be processed within one business day.
•	Electronic Billing or e-Bill Services. As of June 30, 2006, consumers could view 312 different e-bills through CSP websites or directly at our website. The following billers are some of our largest electronic billing customers, as determined by the number of consumers viewing and paying their e-bills: JC Penney Card Services, AT&T, Sam’s Club Credit, Macy’s, Home Depot Consumer Accounts, Lowe’s Consumer Credit Card, Sprint PCS, Verizon Corporation, Chevron and Exxon/Mobil. Actual e-bills delivered in the fourth quarter ended June 30, 2006, reached 50 million, which is an increase of 7% over the approximately 46.7 million e-bills distributed in the third quarter ended March 31, 2006, and an increase of 22% over the approximately 41 million e-bills delivered in the fourth quarter ended June 30, 2005. For the year, we delivered nearly 185 million e-bills.
•	CheckFree Web. Consumers can pay anyone by accessing our service through various CSPs. We have relationships with thousands of CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using our products, are Bank of America, PNC Bank, SunTrust Banks,

Wachovia Bank and U.S. Bank. Once a consumer has accessed the system, he or she can either elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve’s Automated Clearing House (“ACH”), or in some instances other electronic methods such as MasterCard’s RPPS service or Visa ePay, or by issuing a paper check or draft.
-	Automated Clearing House. The Federal Reserve’s ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. We access the ACH through an agreement with SunTrust Banks. Additional information on the ACH can be found at the Federal Reserve Commission’s website at www.federalreserve.gov.

-	Paper Checks or Drafts. When we are unable to move the funds electronically, we issue a paper check, drawn on our trust account, or a paper draft, drawn on the consumer’s bank account.

-	Payment Method Selection. Our Genesis system incorporates our patented technology that determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We have been able to manage our risk of loss by using this technology to adjust the mix of electronic and paper transactions in individual cases such that, overall, we have not incurred losses in excess of 0.41% of our revenues in any of the past five years.
•	Walk-in Payment Services. Through our CheckFreePay subsidiary (formerly American Payment Systems, Inc. (“APS”)), we are able to offer walk-in payment services at more than 11,000 retail agent locations throughout the United States. CheckFreePay combines the agent footprint with our current electronic billing and payment infrastructure to offer billing organizations a wider number of payment processing services from a single company.

•	Phone Payment Services. Through PhoneCharge, we are able to offer payment services to billers over an interactive voice response (“IVR”) system. This service, called CheckFree Pay-by-Phone™, allows billers to provide an additional, convenient method for their customers to pay bills, while reducing costs associated with those customers contacting their call center or using other more expensive payment methods.

•	Other Products and Services. In addition to the above, the Electronic Commerce Division offers a credit card account balance transfer product, a credit card balance refund product, an automated recurring payments and software service, which is primarily installed at health clubs throughout the United States, and other forms of wholesale and retail payment solutions.
     Usage Metrics. For the year ended June 30, 2006, we processed more than 1.1 billion payment transactions, an increase of 25% over the previous year, and delivered nearly 185 million e-bills, which represents growth of 32% over e-bills delivered in the prior year. We also report usage based on the relationship we have with the CSP, either a “Full Service” relationship or a “Payment Services” relationship. A Full Service relationship is one with a CSP that outsources the electronic billing and payment process to us. A Payment Services relationship is one with a CSP that utilizes only a subset of our electronic billing and payment services or uses one of our other Electronic Commerce Division products. For the year ended June 30, 2006, we processed approximately 794 million transactions related to Full Service consumers and approximately 339 million transactions in the Payment Services category. This compares to approximately 592 million Full Service transactions and approximately 313 million Payment Services transactions in the year ended June 30, 2005.
     The CheckFree Advantage. We have developed numerous systems and programs to enhance our billing and payment products.
•	Scalable Genesis Platform. The Genesis platform is an open infrastructure created to process e-bills and payments. The vast majority of the payment transactions are processed using our Genesis platform, enabling us to improve our economies of scale. We also operate processing platforms for other aspects of our business including Health & Fitness (recurring debits for health club fees), CheckFreePay (for walk-in payments) and PhoneCharge (for IVR payments).

•	Sigma Quality. We follow an internal Sigma quality program, which links key drivers of customer satisfaction to an internal set of metrics of system availability and payment accuracy and timeliness. The program is designed to take our quality performance to 99.9%, or 4.6 Sigma. The performance and compensation of many employees within the Electronic Commerce Division are tied to the achievement of process and system improvements that enhance customer satisfaction.

•	Electronic Payment Rate. Electronic payments are more efficient than paper payments, less expensive to process, and result in fewer errors and customer inquiries. As of June 30, 2006, we completed 84% of our payments electronically. In addition to sending a large majority of our payments electronically, we also have established links to major billers that enable a more efficient flow of information and funds to them.

•	Experienced Customer Care. We have approximately 900 customer care staff primarily located in facilities in Phoenix, Arizona; Dublin, Ohio; and Aurora, Illinois. The level and types of customer care services we provide vary depending upon the customer’s or CSP’s requirements. We provide both first- and second-tier support. When we provide second-tier customer support, we provide payment research and support, and the CSP handles its own inbound customer calls. To maintain our customer care standards, we employ extensive internal monitoring systems, conduct ongoing customer surveys and provide comprehensive training programs.

•	Real-Time Payment Processing. We offer billers the option of a “real-time” payment solution, meaning that billers can receive customer payment information as soon as payments are made at one of our retail agent locations, through an IVR application, or over the Internet, assuring that unnecessary service shut-offs of customers who pay their bills at the last minute are avoided. Real-time payments also have the advantage of minimizing calls to a biller’s call center by providing the biller’s customer with the confidence that the biller has received the payment as soon as it is completed.
     Our Business Strategy. Our business strategy is to provide an expanding range of convenient, secure and cost-effective electronic commerce services and related products to financial services organizations, Internet-based information sites, businesses that generate recurring bills and statements, and their customers. We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:
•	Drive increased adoption of electronic commerce services by consumers. We believe that consumers will continue to move their financial transactions from traditional paper-based to electronic methods if they have an easy-to-access, easy-to-use, secure, and cost-effective method for receiving and paying their bills electronically. To drive this transition, we make our electronic bill presentment and payment services available directly, through CSPs and through biller sites so that e-bills are available wherever consumers feel most comfortable viewing and paying them. We also price our services to our customers in such a way as to facilitate their offering electronic billing and payment to a broad array of consumers. CSPs and billers pay us mainly for the number of transactions we process, plus typically a fee based on the number of their consumers enabled to use our system. The price charged to the CSP or biller for each consumer or each transaction may vary depending on:
-	the services provided to the consumers;

-	the nature of the transactions processed; and

-	the volume of consumers or transactions, or both.

We believe this flexibility equips our customers to provide consumers with services that will meet their needs, and that this flexibility makes it more attractive for CSPs and billers to promote our electronic billing and payment service.

•	Continue to improve operational efficiency and effectiveness. We believe that as our business grows and the number of transactions we process increases, we will be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Our Sigma quality program, high electronic payment rate, consolidation of platforms, the scalability of our systems and high-quality customer care centers all help us achieve greater efficiencies.

•	Drive new forms of electronic commerce services. We intend to leverage our infrastructure and distribution channels to address the requirements of consumers and businesses in new electronic commerce applications. For example, through CheckFreePay (our walk-in bill payment business) and PhoneCharge, we now offer a more complete suite of payment services to meet the needs of consumers and billers. In addition, our core payment and processing network manages person-to-person and small business payments.
     Technology, Research and Development. Our core technology capabilities were developed to handle settlement services, merchant database services and online inquiry services on a traditional mainframe system with direct communications to businesses. We have implemented a logical, nationwide internetworking infrastructure, which networks together any number of other networks, passing transaction data among them. For example, we internetwork groups of billers, consumers, CSPs, retail agents and financial institutions to complete electronic billing and payment transactions. Consumers, businesses and financial services organizations access our electronic billing and payment transaction internetworking infrastructure through the Internet, dial-up telephone lines, privately leased lines or various types of communications networks. Our primary computing complex in Norcross, Georgia, houses a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Intel platforms and UNIX servers. We have developed databases and information files that allow accurate editing and initiation of payments to billers. These databases have been constructed over the past 25 years as a result of our transaction processing experience.
     As part of our disaster recovery systems, we utilize IBM Business Recovery Services and EMC Corporation’s remote disk mirroring technology. Using this system, we are able to recover technical infrastructure, client communications, in-flight payments and first-tier customer care within 24 hours. As part of our efforts to enhance our high availability and disaster recovery capabilities, we have begun execution of our long-term data center strategy. We plan to build up to two dedicated data centers under a series of financing and leasing arrangements. These data centers will support the Electronic Commerce Division as well as our other divisions.
     We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce and financial application software markets. Additionally, we use independent third party software development contractors as needed.
     Sales, Marketing and Distribution. Our marketing and distribution strategy has been to create and maintain distribution alliances that maximize access to potential customers for our services. We do not, for the most part, market to, or have a direct relationship with, consumers or end-users of our products and services. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. These alliances include our relationship with CSPs, billers and value-added resellers such as Fiserv, FundsXpress, Digital Insight, PSCU Financial Services and S1 Corporation. This list of resellers is not complete and does not fully represent our customer base.
     In order to foster a better understanding of the needs of our CSPs, billers and resellers, we employ a number of relationship managers assigned to each of these specific customers. We also employ marketing personnel to facilitate joint consumer acquisition programs with each of these customer groups, and to share industry knowledge and previously developed campaigns with their marketing departments. Our alliance partners market our services in numerous ways, including television, radio, online and print advertising, in some cases offering bill payment services for free. Additionally, we participate in industry conferences and tradeshows, providing access to and interaction with our CSP, biller and reseller customers, as well as prospects.
     Competition. We face significant competition for all of our products. Our primary competition is the continuance of traditional paper-based methods for receiving and paying bills, on the part of both consumers and billers. In addition, the possibility of billers and CSPs, including large bank clients, continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions remains a competitive threat.
     Metavante, a division of Marshall and Ilsley Corporation, competes with us most directly from the perspective of providing pay anyone solutions to financial services organizations. Recently, Online Resources Corp. completed the acquisition of Princeton eCom to become a more viable and larger full service competitor. A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service. For example, MasterCard International provides a service that allows electronic payments to certain merchants, and Visa has recently promoted heavily its credit and debit card products as a convenient means for consumers to pay their bills. Numerous small firms provide technologies that can enable these and other companies to compete with us and we regularly monitor combinations and alliances of any of the above.
     Western Union, a division of First Data Corporation (“FDC”), and MoneyGram compete with our walk-in payment services. Each has a national network of retail and agent locations. We also compete with smaller walk-in payment providers in different regions of the United States and with billers who have created in-house systems to handle walk-in payments. BillMatrix, a recent acquisition by Fiserv, and SpeedPay, a division of FDC, are competitors with our phone payments business.
     Acquisitions. Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions related to the Electronic Commerce Division include Servantis Systems Holdings, Inc. in February 1996, Intuit Services Corporation in January 1997, and MSFDC, L.L.C. (“TransPoint”) in September 2000. In October 2000, we completed a strategic agreement with Bank of America, under which we acquired certain of Bank of America’s electronic billing and payment assets. We acquired APS in June 2004, Aphelion in October 2005 and PhoneCharge in January 2006.
Investment Services Division
     Introduction. The Investment Services Division provides a range of portfolio management services to help nearly 400 financial institutions, including broker dealers, money managers, investment advisors, banks and insurance companies, deliver portfolio management, performance measurement and reporting services to their clients.
     Our fee-based money manager clients are typically sponsors or managers of “wrap,” or separately managed accounts (“SMA or SMAs”), money management products, or institutional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing turnkey solutions.
     Investment Services’ primary product is CheckFree APLSM, a real-time portfolio management system used by 9 of the top 10 largest brokerage firms offering SMAs in the United States and 8 of the top 10 asset managers offering SMAs. As of June 30, 2006, our clients used CheckFree APL to manage nearly 2.3 million portfolios. In addition, as a result of our acquisition of IDS in September 2005, Investment Services offers CALIPER®, a software-based, high-volume performance reporting solution designed for firms with reporting needs from hundreds of thousands to millions of accounts, and GIM® (Global Investment Manager), a multi-currency software-based portfolio application.
     Industry Background. Industry analysts (including Cerulli Associates and Financial Research Corporation) predict a compound annual growth in the SMA business of around 15% each year over the next several years. This projected growth is due primarily to the marketing of fee-based services, like SMAs by brokerage companies, and consumers’ desire to more efficiently manage the tax implications of their investments by leveraging SMAs.
     Products and Services. Our portfolio management products and services provide the following functions: multiple strategy portfolios, account opening and trading capabilities, performance measurement and reporting, decision support tools, tax lot accounting, unified managed accounts/unified managed households, straight through processing, and Depository Trust Corporation interfacing.
     In 2003, we enhanced CheckFree APL by creating a Multiple Strategy Portfolio (“MSP”) solution. This solution allows our clients to track, on a combined basis, the portfolios of their customers, even when multiple portfolios are managed by different asset managers. Further evolution of the MSP product has resulted in the unified managed account (“UMA”), and unified managed household, where investors get a holistic view of their total portfolio.
     Revenues in our portfolio management services are generated per portfolio under management through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our service bureau services and software is typically generated through, multi-year or annual agreements, software license fees, maintenance fees and professional services.
     Technology. CheckFree APL is a UNIX-based application running on IBM technology. Portfolio management services are provided primarily as a service bureau offering with the data center residing in Chicago, Illinois. Divisional headquarter is located in Jersey City, New Jersey. In addition to a dedicated private network, clients use frame relay services from several telecommunications providers to access services.
     To continue to provide the leading system for all fee-based products, CheckFree has undertaken an initiative to enhance the reliability, efficiency, business process workflow and usability of our portfolio management services. This new technology platform, called CheckFree EPLSM (Enhanced Portfolio Lifecycle), is based on Microsoft.NET technology. Deployment of CheckFree EPL is expected to begin in the second half of fiscal 2007. We have contracted with Satyam Computer Services Ltd. as our development partner for CheckFree EPL.
     CALIPER is a UNIX-based software application with Oracle database storage. GIM is a UNIX-based application with a web-based front-end and Oracle database storage. Users access the CALIPER and GIM applications via Microsoft Internet Explorer using a secure HTTPS connection.
     Sales, Marketing and Distribution. We market through our direct sales force. We generate new customers through direct solicitation, user groups and advertisements. We also participate in trade shows and sponsor industry seminars for distribution alliances. APL is also resold through Turnkey Asset Management Platforms (TAMPS) and outsourcers. These third party firms contract with us and resell the service to money managers and broker dealers. We receive revenue on these accounts, but based on our tiered pricing structure, the account fees may be discounted by volume.
     Competition. Investment Services competes with customers building their own internal portfolio accounting systems and with providers of portfolio accounting software and services, including Advent Software, DST, Vestmark and Market Street Advisors. Service bureau providers such as SunGard Portfolio Solutions and Financial Models Company, as well as smaller competitors partnering with large outsourcers, also compete in our market space. Also, TAMPS and outsourcers are marketing to our client base, so there are times when we are competing for the same client.
     Acquisitions. Our current business was developed through the acquisition of Security APL, Inc. in May 1996, and Möbius Group, Inc. in March 1999, which we referred to as our M-Solutions business. We divested the assets related to M-Solutions (M-Search, M-Watch and
M-Pact) in February 2006. In September 2005, we acquired the assets of IDS.

Software Division
     Our Software Division provides financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management, transaction process management (encompassing financial messaging and corporate actions), compliance, and electronic billing.
•	Bank Payment. The Software Division provides ACH and account reconciliation software and services to banks and bank holding companies. ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. More than two-thirds of the nation’s 14 billion ACH payments are processed each year through institutions using our software systems.

Our ACH software is marketed under the product name PEP+ ® (Paperless Entry Processing System). PEP+ is an online, real-time system that enables the originating and receiving of payments through the ACH system. These electronic transactions are substitutes for paper checks and are typically used for recurring payments such as direct deposit payroll payments; corporate payments to contractors and vendors; debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills; and business-to-business payments. Our PEP+ reACH™ product, which can be used with our PEP+ software, allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments.

Our account reconciliation software is marketed under the product name CheckFree ARP/SMS™ (Account Reconciliation Package/Service Management System). ARP/SMS is an online, real-time positive pay and reconcilement system. We also provide add-on positive pay modules that enable banks/financial institutions to reduce exposure to check fraud and manage electronic check conversion.

•	Operational Risk Management (ORM). The Software Division provides software that enables organizations to reduce operational risk, improve operational efficiency and contribute to increasing profitability. Banks, bank holding companies, securities and insurance firms, corporations, and government agencies use our ORM products and services. Our ORM solutions are marketed under four distinct brands. CheckFree RECON-Plus™ for Windows® and CheckFree RECON Securities™ reconcile high volumes of complex transactions that are spread across multiple internal and external systems and include securities transaction processing, automated deposit verification, consolidated bank account reconciliation and cash mobilization, and improved cash control. CheckFree Frontier® is a multi-tier reconciliation system that operates via a Web-based architecture. In April 2005, we acquired Accurate Software, Ltd., whose Accurate NXGTM software provides a comprehensive, enterprise-wide operational control framework and system for reconciliation, exception management, workflow and business intelligence.

•	Transaction Process Management. The Software Division provides software that enables the management, monitoring and measurement of the flow of securities and cash transactions across a local or global enterprise. Securities firms, insurance companies, custodian banks, brokerage firms and asset managers use our financial messaging and corporate actions products and services. These products are marketed under the names CheckFree TradeFlow™, CheckFree Message Broker™, CheckFree Message Workstation™ and CheckFree eVent™. CheckFree TradeFlow provides complete straight-through processing (STP) of post-trade processes. Trade order management systems, portfolio management packages and links to brokers and custodians are integrated with CheckFree TradeFlow, a 2005 SWIFTReady Gold accredited platform which serves as a comprehensive STP solution. CheckFree Message Broker is a middleware system, and CheckFree Message Workstation enables the preparation, validation, repair and review of messages in a system to monitor and manage transaction flows, including all messages related to any one particular transaction. CheckFree eVent automates the end-to-end corporate actions processes. The system automates the electronic receipt of notifications and provides online management facilities to manage the process from end-to-end. TradeFlow TPM 2.0™, enables securities firms to manage transaction processing across an enterprise via a single, integrated platform.

•	Compliance. The Software Division provides solutions that enable banks, bank holding companies, securities and insurance firms, corporations, and government agencies to maintain compliance with federal and state regulations. These products support unclaimed property management and government tax-related compliance reporting. Our compliance software solutions are marketed under the names CheckFree APECS™, CheckFree IRS™, CheckFree LCR™ and CheckFree RRS™.

•	Electronic Billing. CheckFree i-Series software enables billers to create online bills and statements and distribute them to their customers for viewing and payment. Our software and outsourced application hosting services provide e-bill and e-statement creation and delivery, e-bill payment transaction management, security, tracking and history, online marketing from the biller to its customers, and customer care.
     Licenses. We generally grant non-exclusive, non-transferable perpetual licenses to use our application software. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types of software and levels of service we provide.
     Maintenance, Support and Professional Services. Maintenance includes enhancements to our software. Customers who obtain maintenance service generally retain it from year to year. To complement customer support, we also offer consulting and professional services at a separate charge.
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
     Competition. The financial services computer application software industry is highly competitive. We believe that there is at least one direct competitor for most of our software products, but no competitor competes with us in all of our software product areas.
     Our operational risk management solutions compete mainly with SmartStream and SunGard. Our bank payment and account reconciliation solutions compete on a limited basis with Troy ACH Processing and in-house solutions. Our transaction process management solutions compete mainly with SmartStream and CityNetworks for financial messaging and SmartStream, Information Mosaic, Mondas, Xcitek and Vermeg for corporate actions.
     Seasonality. We have historically experienced seasonal fluctuations in our software sales, and we expect to experience similar fluctuations in the future. Our software sales and associated license revenue have historically been affected by our sales compensation structure, which measures sales performance at our June 30 fiscal year end, which typically leads to a fourth fiscal quarter of higher software sales, and then a lower first fiscal quarter. Further, buying patterns of financial services organizations, who tend to increase their purchases of software licenses at the end of the calendar year, have also resulted in higher sales in our second fiscal quarter.
     Acquisitions. Our current business was developed through the acquisition of Servantis Systems Holdings, Inc. in February 1996, BlueGill Technologies, Inc. (which we renamed CheckFree i-Solutions) in April 2000, HelioGraph, Ltd. (“HelioGraph”) in November 2003 and Accurate Software, Ltd. in April 2005.
     For further financial information about our segments, revenue derived from foreign sales and geographic locations of our long-lived assets, please see Note 20 to our consolidated financial statements.
Government Regulation
     We perform certain services for federally-insured banks and thus we are subject to examination by such banks’ principal federal regulator pursuant to the Bank Service Company Act. As we perform these services for federal thrifts (regulated by the Office of Thrift Supervision), state non-member banks (regulated by the Federal

Deposit Insurance Corporation), state member banks (regulated by the Board of Governors of the Federal Reserve System), and national banks (regulated by the Office of the Comptroller of the Currency), among others, the Federal Financial Institutions Examination Council (“FFIEC”) coordinates which federal regulator performs these examinations, and the timing and frequency of the examinations. In addition, because we use the Federal Reserve’s ACH Network to process many of our transactions, we are subject to Federal Reserve Board’s rules with respect to its ACH Network.
     In conducting our business, we are also subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act (“BSA”) to expand the definition of money services businesses so that it may include businesses such as ours. We submitted a request for an administrative ruling from the Financial Crimes Enforcement Network (“FinCEN”) on September 9, 2002, with respect to whether FinCEN believes us to be a money services business. To date, we have not received a ruling from FinCEN. If our business is determined to be a money services business, then we will have to register with FinCEN as a money services business with the attendant regulatory obligations. Also, 47 states and the District of Columbia have legislation regulating or licensing check sellers, money transmitters or service providers to banks, and we have, where required, registered under this legislation. In addition, as are all U.S. citizens, we are subject to the regulations of the Office of Foreign Assets Control (“OFAC”) which prohibit transactions between U.S. citizens and either Specially Designated Nationals (“SDNs”) or targeted countries in furtherance of U.S. foreign policy objectives. The processing of a “prohibited transaction,” as such is defined by OFAC, may lead to significant civil and criminal penalties. Further, we are a “financial institution” within the meaning of the Gramm-Leach-Bliley Act (“GLB”) as implemented by the Federal Trade Commission’s Financial Privacy Rule and, as such, we must give our customers notice and the right to “opt out” of any sharing of non-public personal information (“NPPI”) between us and unaffiliated third parties. Moreover, as a service provider to banks, which are also “financial institutions” under GLB, we are likewise bound to certain restrictions under GLB with respect to third party service providers who receive NPPI from financial institutions. Finally, we are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve’s Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial services organizations that offer these services.
     Our walk-in bill payment service conducted through CheckFreePay and its subsidiaries is considered a money services business and as such is registered with FinCEN. In consideration of certain risks posed, the nature of the products and services, the customer base served and the size of CheckFreePay’s operations, we have established and we maintain a program to provide a system of controls and procedures reasonably designed to detect, prevent and report actual or suspected violations of the BSA, money laundering statutes, anti-terrorism statutes and other illicit activity while assuring daily adherence to the BSA. In addition, CheckFreePay currently maintains 37 state licenses to comply with the various state legislations mentioned above that regulate money transmitters, and is subject to annual audits by such states.
Intellectual Property Rights
     We regard our financial transaction services and related products as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We have been issued 25 patents in the United States and abroad. The majority of these patents cover various electronic billing and/or payment innovations or aspects of our separately managed accounts services. We also have 59 pending patent applications. We own more than 60 domestic and foreign trade and service mark registrations related to products or services and have additional registrations pending.

Employees
     As of June 30, 2006, we employed approximately 3,450 full-time employees, including approximately 630 in research and development, approximately 900 in customer care, approximately 375 in sales and marketing and approximately 1,545 in administration, financial control, corporate services, human resources and other processing and service personnel. We are not a party to any collective bargaining agreement and are not aware of any efforts to unionize our employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified management, technical, marketing, business development and sales personnel.
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
Item 1A. Risk Factors.
     We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been contained in our prior filings with the Securities and Exchange Commission. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending June 30, 2007 (and the individual fiscal quarters therein), and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.
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
     Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2007 in programs designed to:
•	drive consumer awareness of electronic billing and payment;

•	encourage consumers to sign up for and use the electronic billing and payment services offered by our distribution partners;

•	address consumer concerns regarding privacy and security of their data in using electronic billing and payment services;

•	continue to refine our infrastructure to handle seamless processing of transactions;

•	continue to develop state-of-the-art, easy-to-use technology; and

•	increase the number of bills we can present and pay electronically.
     If we do not successfully implement our strategy, revenue growth may be minimal, and expenditures for these programs will not be justified.
     Our investment in these programs may have a negative impact on our short-term profitability. Additionally, our failure to implement these programs successfully or to substantially increase adoption of electronic commerce billing and payment methods by consumers could have a material adverse effect on our business, financial condition and results of operations.
     It is also possible that the significant amount of press connecting identity theft and online activities might inhibit the growth of consumers using the Internet, which could decrease the demand for our products or services, increase our cost of doing business or could otherwise have a material adverse effect on our business, financial condition and results of operations.
Competitive pressures we face may have a material adverse effect on us.
     We face significant competition in our each of our Divisions — Electronic Commerce, Investment Services and Software. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, competition will persist and may increase and intensify in the future.
     In the Electronic Commerce Division, we face significant competition for all of our products. Our primary competition is the continuance of traditional paper-based methods for receiving and paying bills, on the part of both consumers and billers. In addition, the possibility of billers and CSPs, including large bank clients, continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions remains a significant competitive threat.
     Metavante, a division of Marshall and Ilsley Corporation, competes with us most directly from the perspective of providing pay anyone solutions to financial services organizations. Recently, Online Resources Corp. completed the acquisition of Princeton eCom to become a more viable and larger full service competitor. A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service. For example, MasterCard International provides a service which allows electronic payments to certain merchants, and Visa has recently promoted heavily its credit and debit card products as a convenient means for consumers to pay their bills. Numerous small firms provide technologies that can enable these and other companies to compete with us, and we regularly monitor combinations and alliances of any of the above.
     Western Union, a division of FDC, and MoneyGram compete with our walk-in payment services. Each has a national network of retail and agent locations. We also compete with smaller walk-in payment providers in different regions of the United States and with billers who have created in-house systems to handle walk-in payments. BillMatrix, a recent acquisition by Fiserv, and SpeedPay, a division of FDC, are competitors with our phone payments business.
     The markets for our Investment Services and Software products are also highly competitive. In Investment Services, our competition comes primarily from providers of portfolio accounting software and outsourced services and from in-house solutions developed by large financial institutions. In Software, our competition comes from several different market segments and geographies, including large diversified computer software and service companies and independent suppliers of software products.

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
     New trends in criminal acquisition and illegal use of personally identifiable data make maintaining the security and privacy of such data more costly and time intensive. The increased cost, along with the increased ability of organized criminal elements focusing on identity theft and identity fraud, may materially impact our reputation as a provider of secure electronic billing and payment services.
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
     We have one customer, Bank of America, that accounted for 20.3% of our total consolidated revenues ($173.7 million) for fiscal year 2006, which reflects its use of products in all three of our business segments. The majority of this revenue comes from within our Electronic Commerce Division. The loss or renegotiation of our Electronic Commerce Division contract with Bank of America or a significant decline in the number of transactions we process for it could have a material adverse effect on our business, financial condition and results of operations. No other customer accounts for more than 10% of our consolidated revenues.
If we do not successfully renew or renegotiate our agreements with our customers, our business may suffer.
     Our agreements for electronic commerce services with financial services organizations generally provide for terms of two to five years. Our agreements with our portfolio management customers are generally for similar terms. If we are not able to renew or renegotiate these agreements on favorable terms as they expire, it could have a material adverse effect on our business, financial condition and results of operations.
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
     If we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Many factors contribute to our ability to decrease the cost of processing transactions, including our Sigma quality program, our customer care efficiency program, our processing technology optimization program, and our focus on continually increasing the number of transactions we process electronically. Our electronic rate, or percentage of transactions processed electronically, was more than 79% at the end of fiscal year 2004, and 84% at the end of fiscal years 2005 and 2006.
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

     The attempts by both federal and state governments to combat identity fraud may impose restrictions on the financial community which make the appropriate sharing of data for fraud prevention impractical and overly burdensome. In the event of legislation, our ability to mitigate fraud costs and write-offs may be negatively impacted.
We may experience significant losses due to our reliance on agents for walk-in payment services.
     Through our contractual relationships with billers, we guarantee consumer payments made at our retail agent locations regardless of whether an agent makes timely deposits of funds collected. We could suffer significant losses if we are unable to manage and control agents making correct and timely deposits, or if we are unable to maintain a sufficient retail agent network.
We may experience breakdowns in our processing systems that could damage customer relations and expose us to liability.
     We depend heavily on the reliability of our processing systems in both our Electronic Commerce and Investment Services Divisions. A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. In addition, in our Electronic Commerce Division, we guarantee the delivery of payments, and any failure on our part to perform may result in late payments or penalties to third parties on behalf of subscribers to our services. In our Investment Services Division, a failure of our system could result in incorrect or mistimed stock trades that may result in third party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include but are not limited to:
•	fire;

•	natural disaster;

•	unauthorized entry;

•	power loss;

•	telecommunications failure;

•	computer viruses;

•	terrorist acts; and

•	war.
     Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. Currently, we outsource our disaster recovery operations to a third party vendor, which puts us at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.
We may experience software defects, computer viruses and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.
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
     Further, in our Electronic Commerce Division, we often experience fluctuations in transaction volume and revenue on a quarterly basis. During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations, resulting in our Electronic Commerce Division falling short of expected revenue and operating income. We experienced a greater-than-expected dip in transactions in April combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. This phenomenon was not solely bank-based, as transaction growth slowed in all payment channels — on-line, biller direct, walk-in and phone-based transactions. We are not fully certain as to all of the reasons for this lower than anticipated transaction growth and we continue to analyze consumer and payment activity.
     Seasonality and other quarterly fluctuations can impact our quarterly revenue.
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
     A third party also could claim that our technology infringes its proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may increasingly face infringement claims. These claims, even if without merit, can be time-consuming and expensive to defend. A third party asserting infringement claims against us in the future may require us to enter into costly royalty arrangements or litigation.
Our business could become subject to increased government regulation, which could make our business more expensive to operate.
     Our business is currently subject to numerous rules and regulations promulgated by various local, state and federal governmental entities and it is likely that this regulation, may increase or change in the future. Such increase or change could make our business more expensive to operate and our products less desirable to use. In particular, due to increased focus by the government on terrorist activities, we may see additional regulation and enforcement targeted at money laundering or making payments to certain prohibited individuals or groups. We have noticed an increased focus by the federal banking regulators, as well as OFAC, on the processing of electronic payments and this focus may shift to us, and other businesses like ours, in the future. FinCEN, the principal federal regulator charged with regulating money services businesses, continues to provide further interpretation on the meaning of “money transmission.” If those interpretations become applicable to our business, then we may be obligated to comply with significant additional regulatory obligations. Various governmental entities have become interested in further regulating the use and sharing of data and protection of the privacy of this data. This interest will likely result in increased regulation around security and privacy of personally identifiable information. It is also possible that new laws and regulations may be enacted with respect to the Internet, including taxation of electronic commerce activities. Because electronic commerce in general, and most of our products and services in particular, are so new, the effect of an increase in regulation or amendment to existing regulation is uncertain and difficult to predict. Any such changes, however, could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance..
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
     We conduct our walk-in payment business through CheckFreePay. CheckFreePay is licensed as a money transmitter in those states where such licensure is required. These licenses require CheckFreePay to demonstrate and maintain certain levels of net worth and liquidity and also require CheckFreePay to file periodic reports. In addition to state licensing requirements, CheckFreePay is subject to regulation in the United States by FinCEN, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. CheckFreePay has developed a program to monitor its business for compliance with regulatory requirements and has developed and implemented policies and procedures to monitor all of its transactions in order to comply with federal reporting and recordkeeping requirements. Notwithstanding these efforts, the complexity of these regulations will continue to increase our cost of doing business. In addition, any violations of law may result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.
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
     As a result, we believe that period-to-period comparisons of our operating results are not necessarily predictive of our future results, and you should not rely on them as an indication of our future performance. In addition, our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the price of our common stock may fluctuate.
We have a limited history of operating profitably in the past and may experience net losses in the future.
     We have a limited history of operating profitably to date. Although we experienced operating income from continuing operations of $186.1 million and net income of $127.3 million in fiscal 2006, we could experience net losses or may not be able to sustain profitability in the future. For the fiscal year ended June 30, 2006, we expended about $101.9 million in research and development and $87.4 million in sales and marketing. We intend to continue to make significant investments in research and development and sales and marketing. If the investment of our capital is not successful to grow our business, it will have a material adverse effect on our business and financial condition, as well as negatively impact an investment in our business, and limit our ability to pay dividends in the future to our stockholders.
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
     The availability for future sale of a substantial number of shares of our common stock in the public market or otherwise, or issuance of common stock upon the exercise of stock options or warrants could adversely affect the market price for our common stock. As of June 30, 2006, we had outstanding 90,867,834 shares of our common stock, of which 85,124,955 shares were held by non-affiliates. The holders of the remaining 5,736,968 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of June 30, 2006, we also had:
•	up to 8,922,354 shares available for issuance under our stock option and stock incentive plans, under which there are (1) outstanding options to purchase 4,208,631 shares of our common stock, of which options for 3,604,750 shares were fully vested and exercisable at an average weighted exercise price of approximately $28.96 per share, and (2) 603,881 outstanding shares of restricted stock;

•	issued warrants to purchase 7,500,000 shares of our common stock, of which warrants for 2,500,000 shares were fully vested and exercisable at a weighted exercise price of approximately $28.86 per share;

•	up to 670,389 shares available for issuance under our Associate Stock Purchase Plan; and

•	up to 883,227 shares available for issuance under our 401(k) Plan.
     As of June 30, 2006, the following entities held shares or warrants to purchase shares of our common stock in the following amounts:
•	Microsoft, which held 8,567,250 shares;

•	The former members of Integrion Financial Network, L.L.C. (“Integrion”) and their assignees collectively held warrants to purchase up to 1,500,000 shares, which warrants were fully vested and exercisable;

•	Bank One, which held warrants to purchase 1,000,000 shares, which warrants were fully vested and exercisable; and

•	Bank of America, which held 450,000 of the vested Integrion warrants and additional warrants to purchase up to 5,000,000 shares, which warrants were not currently vested, and expire on September 30, 2010.
     Each of Bank One, Bank of America and the former members of Integrion may be entitled to registration rights under certain circumstances. If the former members of Integrion, Bank One or Bank of America, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, these sales may have an adverse effect on the market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
     No such unresolved comments exist.
Item 2. Properties.
     We lease the following office facilities (square footage is approximate):
     Electronic Commerce Division:
•	101,000 square feet in Phoenix, Arizona;

•	78,000 square feet in Aurora, Illinois;

•	43,000 square feet in Wallingford, Connecticut;

•	43,000 square feet in Norcross, Georgia;

•	16,000 square feet in Houston, Texas;

•	7,000 square feet in Ansonia, Connecticut; and

•	2,000 square feet in Shelton, Connecticut.

     CheckFree Investment Services Division:
•	56,000 square feet in Jersey City, New Jersey;

•	21,000 square feet in Newark, New Jersey;

•	18,000 square feet in Los Angeles, California;

•	15,000 square feet in Chicago, Illinois;

•	5,000 square feet in San Diego, California; and

•	2,300 square feet in Boston, Massachusetts.
     Software Division:
•	22,000 square feet in Norcross, Georgia;

•	26,000 square feet in Owings Mills, Maryland;

•	13,000 square feet in Wokingham, Berkshire, United Kingdom;

•	6,000 square feet in London, United Kingdom;

•	1,000 square feet in North Sydney, New South Wales, Australia;

•	935 square feet in Windhof, Luxembourg; and

•	600 square feet in Slough, Berkshire, United Kingdom.
     Corporate:
•	227,000 square feet in Norcross, Georgia; and

•	230 square feet in Henderson, Nevada.
     We also own a 51,000-square-foot conference center in Norcross, Georgia that includes lodging, training, and fitness facilities for our customers and employees. Although we own the building, it is on land that is leased through June 30, 2015. We also own an approximately 150,000-square-foot facility in Dublin, Ohio utilized by our Electronic Commerce Division and our corporate functions.
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
     Our common stock is traded on the Nasdaq Global Select Market under the symbol “CKFR.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Global Select Market.

	Common Stock Price
Fiscal Period	High	Low
Fiscal 2005
First Quarter	$31.95	$24.56
Second Quarter	$39.23	$27.42
Third Quarter	$42.12	$34.68
Fourth Quarter	$41.25	$32.59

Fiscal 2006
First Quarter	$41.60	$32.33
Second Quarter	$50.55	$34.89
Third Quarter	$55.42	$42.56
Fourth Quarter	$57.08	$44.28

Fiscal 2007
First Quarter (through September 6, 2006)	$50.28	$33.28
     On September 6, 2006, the last reported bid price for our common stock on the Nasdaq Global Select Market was $35.68 per share. As of September 6, 2006, there were approximately 2,049 holders of record of our common stock. We currently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, our current credit facility does not allow for the payment of cash dividends on our common stock. Our board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. During the last 10 years, we have not paid cash dividends.
     On August 3, 2005, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $60.0 million of our common stock through July 31, 2006. During fiscal 2006, we purchased a total of 707,732 shares at an average purchase price of $47.48 per share, or approximately $33.6 million in the aggregate. The repurchased shares were retired and cancelled immediately. As of June 30, 2006, the dollar value of shares that remained available for repurchase under this program was approximately $26.4 million. The repurchases for the fourth quarter ended June 30, 2006 are reflected in the following table:

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
4/1/2006 – 4/30/2006	0	$—	0	$52.8 million
5/1/2006 – 5/31/2006	64,000	$49.98	64,000	$49.6 million
6/1/2006 – 6/30/2006 (1)	492,195	$47.20	492,195	$26.4 million

Total	556,195	$47.48	556,195	$26.4 million

(1)	Last repurchase date was June 16, 2006.
On August 1, 2006, we announced that our board of directors had recently approved a new, separate stock repurchase program under which CheckFree may repurchase up to $100 million in shares of its common stock through July 31, 2007.

Item 6. Selected Financial Data.
     The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8 “Financial Statements and Supplementary Data.”

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations:
Revenues:
Processing and servicing
Third parties	$735,840	$627,541	$481,589	$390,944	$332,548
Related parties (a)	18,236	33,000	41,500	78,981	82,813

Total processing and servicing	754,076	660,541	523,089	469,925	415,361
License fees	35,196	28,458	23,912	24,163	25,020
Maintenance fees	42,218	31,231	28,271	25,733	24,298
Professional fees	47,912	29,617	23,955	24,949	18,784

Total revenues	879,402	749,847	599,227	544,770	483,463
Expenses:
Cost of processing, servicing and support	342,535	296,912	244,429	237,598	261,761
Research and development	101,854	80,039	64,035	50,658	53,788
Sales and marketing	87,418	69,106	50,783	56,146	57,173
General and administrative	61,948	57,486	43,724	38,091	42,784
Depreciation and amortization	99,530	175,719	176,430	224,297	433,508
In-process research and development (b)	—	—	324	—	—
Impairment of intangible assets (c)	—	—	—	10,228	155,072
Reorganization charge (d)	—	5,585	—	1,405	16,365

Total expenses	693,285	684,847	579,725	618,423	1,020,451

Income (loss) from continuing operations before other income and expenses	186,117	65,000	19,502	(73,653)	(536,988)
Other:
Equity in net loss of joint venture (e)	(3,100)	(2,984)	(593)	—	—
Interest income	13,441	8,809	5,693	7,327	8,486
Interest expense	(986)	(1,094)	(13,164)	(12,975)	(12,788)
Gain (loss) on investments (f)	—	592	—	(3,228)	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	195,472	70,323	11,438	(82,529)	(541,290)
Income tax expense (benefit)	74,455	24,560	1,088	(33,156)	(99,217)

Income (loss) before cumulative effect of accounting change	121,017	45,763	10,350	(49,373)	(442,073)
Cumulative effect of accounting change (g)	—	—	—	(2,894)	—

Income from continuing operations	121,017	45,763	10,350	(52,267)	(442,073)
Earnings from discontinued operations before income taxes (including gain on disposal of $12,821 in FY 2006)	14,310	1,518	292	133	1,469
Income tax expense on discontinued operations	(8,064)	(480)	(107)	(50)	(346)

Income from discontinued operations	6,246	1,038	185	83	1,123

Net income (loss)	$127,263	$46,801	$10,535	$(52,184)	$(440,950)

Diluted net income (loss) per common share	$1.36	$0.50	$0.11	$(0.59)	$(5.04)
Weighted average shares outstanding (h)	93,708	92,915	91,864	88,807	87,452

Consolidated Balance Sheet Data:
Working capital	$382,334	$339,271	$263,813	$304,286	$201,741
Total assets	1,758,029	1,569,916	1,548,932	1,587,270	1,637,477
Long-term obligations, less current portion	28,432	25,389	25,504	176,692	176,377
Total stockholders’ equity	1,483,635	1,336,415	1,299,182	1,268,149	1,305,661

(a) During fiscal year 2002 through January 2003, all revenues generated from Bank of America are classified as related party. During fiscal years 2002 through 2004, all revenues generated from Microsoft and FDC are classified as related party. During fiscal year 2005 and 2006, only the revenues generated from Microsoft are classified as related party.

(b) During fiscal year ended June 30, 2004, we recorded charges related to in-process research and development that were capitalized by entities before we acquired them.

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

(f) During the fiscal year ended June 30, 2005, we recorded a gain on the sale of stock. We received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments. During the fiscal year ended June 30, 2003, we recorded losses on certain investments resulting from an other-than-temporary decline in their fair value.

(g) On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test and recorded an impairment charge related to the goodwill associated with CheckFree i-Solutions.

(h) In June 2005, we purchased a total of 891,200 shares of our own common stock at an average purchase price of $37.52 per share, or $33.5 million in the aggregate. In the year ended June 30, 2006, we purchased a total of 707,732 shares of our own common stock at an average purchase price of $47.47 per share, or $33.6 million in the aggregate. In both cases, the shares were immediately retired and cancelled.

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills. For the year ended June 30, 2006, we processed more than 1.1 billion payment transactions and delivered nearly 185 million electronic bills (“e-bills”). For the quarter ended June 30, 2006, we processed approximately 302 million payment transactions and delivered 50 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2006, growth in the number of transactions processed exceeded 25%. The Electronic Commerce Division accounted for approximately 75% of our fiscal 2006 consolidated revenues.
     Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2006, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage nearly 2.3 million portfolios. The Investment Services Division accounted for approximately 12% of our fiscal 2006 consolidated revenues.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services through five product lines — bank payment, operational risk management, transaction process management, compliance, and electronic billing. For the year ended June 30, 2006, we experienced revenue growth of approximately 35%, due primarily to our acquisition of Accurate Software Limited (“Accurate”) in April 2005. Refer to the Software Division description within the “Business” section of this Annual Report on Form 10-K for a further discussion of these product lines. The Software Division accounted for approximately 13% of our fiscal 2006 consolidated revenues.
Executive Summary
     Our year ended June 30, 2006 included a number of events in our results of operations as a whole:
•	The expiration of our agreements with First Data Corporation (“FDC”) in August 2005 and Microsoft Corporation (“Microsoft”) in December 2005 and the related cessation of amortization of intangible assets resulting from our September 2000 acquisition of MSFDC, L.L.C. (“TransPoint”) in September 2005;

•	Slower than expected transaction growth in the quarter ended June 30, 2006;

•	The negative impact on interest-based revenue of our largest bank customer migrating from a processing model that guarantees funds to our standard risk-based processing model during the quarter ended March 31, 2006;

•	Our acquisition of PhoneCharge, Inc. (“PhoneCharge”), for $100 million in cash in January 2006;

•	Our purchase of substantially all the assets of Integrated Data Systems, Inc. (“IDS”) for $18.0 million in cash in September 2005;

•	Our purchase of substantially all of the assets of Aphelion, Inc. (“Aphelion”) for $18.1 million in cash in October 2005;

•	Our prior year acquisition of Accurate in April 2005, having a full year impact on our results compared to less than three months in the prior year;

•	The divestiture of our M-Solutions business unit for $18.6 million in February 2006; and

•	Our becoming a full tax payer during the year, having utilized substantially all of the tax credits we earned in prior years.
     Due to growth in all of our business segments, including both the positive and negative impacts of the items identified above, our consolidated revenue grew by approximately 17% during the year ended June 30, 2006. In addition, with the reduction in amortization expense from TransPoint intangible assets that fully amortized in the quarter ended September 30, 2005, we earned net income from continuing operations of $121.0 million for the year ended June 30, 2006, an increase of 164% over the $45.8 million earned in the previous year. Through continued efforts to improve quality and efficiency, and despite our tax payments increasing $41.0 million more than the amount we paid in fiscal year 2005 (including the tax on the gain on our sale of M-Solutions), we generated nearly $171 million of free cash flow for the year ended June 30, 2006, compared to $172 million in the previous year. This free cash flow, combined with cash, cash equivalents, and investments totaling $361.1 million as of June 30, 2005, allowed us to acquire PhoneCharge and substantially all of the assets of both IDS and Aphelion, and to repurchase over 700,000 shares of our common stock for $33.6 million during the year ended June 30, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for further discussion of this measure.
     As we entered fiscal year 2006, we prepared for the expiration of our five-year agreements with Microsoft and FDC, resulting from our acquisition of TransPoint. Our contracts with both Microsoft and FDC included monthly minimum revenue guarantees that increased annually over their five year term. The following table represents the total annual minimum revenue guarantees throughout the contract periods with the respective customer (in thousands):

Fiscal Year Ended June 30,	Microsoft	FDC	Total
2001	$6,000	$5,000	$11,000
2002	15,000	8,500	23,500
2003	21,000	11,500	32,500
2004	27,000	14,500	41,500
2005	33,000	17,500	50,500
2006	18,000	3,000	21,000

Total	$120,000	$60,000	$180,000

Both agreements operated substantially below their monthly minimum levels from inception to expiration. Our agreement with FDC expired in August 2005, and our agreement with Microsoft expired in December 2005.
     Our Electronic Commerce Division generated revenue growth of approximately 14% for the year ended June 30, 2006 over the prior year. We processed more than 1.1 billion payment transactions, an increase of more than 25% over the prior year. We delivered nearly 185 million e-bills during fiscal year 2006, for growth of about 32% over the level of e-bills delivered in the prior year. In addition to the expected decline in revenue from Microsoft and FDC, our largest bank customer migrated from a processing model that guarantees funds to our standard risk-based model during the quarter ended March 31, 2006, resulting in a substantial decrease in our interest-based revenue. In January 2006, we acquired PhoneCharge, a provider of telephone-based bill payment services. Along with additional biller relationships, PhoneCharge brought us telephone bill payment capabilities with credit card based payment capability and a base of over 4 million transactions per quarter. In October 2005, we purchased substantially all of the assets of Aphelion, a provider of health club management software and services. The addition of Aphelion expands the number of clubs we serve, strengthens our presence in the mid-sized and independent club markets, and brings us prospective electronic funds transfer customers. Successful efforts to improve efficiency and quality have resulted in lower costs per transaction, allowing us to share scale efficiencies with our customers through reduced revenue per transaction. When combined with the aforementioned loss of high margin revenue minimums and interest-based revenue, our year-over-year operating margin dropped by about two percentage points during fiscal year 2006. During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations, resulting in our Electronic Commerce

Division falling short of expected revenue and operating income. We experienced a greater-than-expected dip in transactions in April combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. This phenomenon was not solely bank-based, as transaction growth slowed in all payment channels — on-line, biller direct, walk-in and phone-based transactions. We are not fully certain as to all of the reasons for this lower than anticipated transaction growth and we continue to analyze consumer and payment activity.
     Our Investment Services Division generated 20% growth in portfolios managed, from 1.9 million as of June 30, 2005, to nearly 2.3 million as of June 30, 2006, resulting in revenue growth of 16.8% over the same period. During fiscal 2006, we continued to invest heavily in the rewrite of our CheckFree APL operating system. Despite the resulting lower near-term operating margin, we expect this investment to provide us the opportunity to expand our services in the rapidly expanding separately managed accounts (“SMA” and “SMAs”) market. In September 2005, we purchased substantially all of the assets of IDS, a provider of enterprise portfolio management solutions to the financial services industry. This acquisition extends our client base to include more participants in the investment management industry and will allow us to drive further growth into this market. It also provides us with additional technology, including new brokerage performance reporting tools. In February 2006, we divested our M-Solutions business. This divestiture allows us to focus on our primary strategy of driving growth in the managed accounts market. We expect our operating margin in Investment Services to remain in the mid to upper teens level until we complete our system rewrite and the related migration of our customer base.
     Our Software Division increased its revenue in fiscal year 2006 by 35% over the same period last year. This increase, driven primarily by our acquisition of Accurate late in fiscal year 2005, was the result of increased license sales of our operational risk management (“ORM”) software, and increased implementation and consulting services. Our ORM product offerings include account reconciliation and settlement, exception and risk management, and workflow and business intelligence processing capabilities that allow customers to perform consistent, repeatable, and compliant processes at the enterprise level. After several years of extended sales cycles and dampened demand for software in general, in fiscal year 2006, we saw a strengthening of our sales pipeline and a renewal of customer interest toward investment in software solutions.
     As we enter into fiscal 2007, both revenue and earnings growth will be impacted by the carryover effect of the expired Microsoft and FDC minimum revenue guarantees and a full year of negative impact on interest-based revenue from our largest bank customer’s shift in processing models within our Electronic Commerce business. We expect to generate free cash flow of between $190.0 and $195.0 million in fiscal year 2007, which is net of approximately $60.0 million of capital associated with ongoing capital investments into our business and exclusive of data center construction costs financed with the proceeds of a lease facility. When combined with cash, cash equivalents, and investments totaling $396.2 million and an untapped $300.0 million line of credit, we believe we are positioned to take advantage of additional opportunities for acquisitions as they arise, and we have authority to repurchase up to $100.0 million of our common stock through July 31, 2007, should we determine the time and price to be appropriate.
     As you review our historical financial information in this Annual Report, you should be aware that, in the quarter ended March 31, 2006, we divested of M-Solutions, a component of our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. Therefore, we have restated historical statements of operations data for 2005, 2004, 2003 and 2002 to exclude
M-Solutions from income from continuing operations.

     The following table sets forth as percentages of total revenues, consolidated statements of operations data:

	Year ended June 30,
	2006	2005	2004
Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	39.0	39.6	40.8
Research and development	11.6	10.7	10.7
Sales and marketing	9.9	9.2	8.5
General and administrative	7.0	7.7	7.3
Depreciation and amortization	11.3	23.4	29.4
In-process research and development	—	—	0.1
Impairment of intangible assets	—	—	—
Reorganization charge	—	0.7	—

Total expenses	78.8	91.3	96.8

Income from continuing operations before other income and expenses	21.2	8.7	3.2
Equity in net loss of joint venture	(0.4)	(0.4)	(0.1)
Interest income	1.5	1.2	1.0
Interest expense	(0.1)	(0.1)	(2.2)
Gain (loss) on investments	—	—	—

Income from continuing operations before income taxes	22.2	9.4	1.9
Income tax expense	8.5	3.3	0.2

Income from continuing operations	13.7	6.1	1.7
Earnings from discontinued operations before income taxes (including gain on disposal of $12,821,000 in FY 2006)	1.6	0.2	—
Income tax expense on discontinued operations	0.9	0.1	—

Income from discontinued operations	0.7	0.1	—

Net income (loss)	14.4%	6.2%	1.7%

Results of Operations
Years Ended June 30, 2006 and 2005
     The following table sets forth our consolidated revenues for the years ended June 30, 2006 and 2005, respectively.
Total Revenues (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$879,402	$749,847	$129,555	17.3%
     Our growth in total revenues of 17% was driven by 14% growth in our Electronic Commerce business, 16.8% growth in our Investment Services business and 35% growth in our Software business.
     Overall growth in Electronic Commerce, including our new telephone bill pay business acquired in January 2006, continued to be driven primarily by 25% growth in transactions processed, from almost 905 million in the year ended June 30, 2005, to more than 1.1 billion in the year ended June 30, 2006. We also delivered nearly 185 million e-bills during fiscal 2006, a growth rate of 32% over about 140 million e-bills delivered during fiscal 2005. As interest rates continued to rise throughout fiscal 2006, we experienced revenue growth in our interest-sensitive products such as Account Balance Transfer (“ABT”). Finally, we earned modest revenue growth from our October 2005 acquisition of Aphelion. Revenue growth was negatively impacted by several factors over the year. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of significant transaction growth and better utilization of efficiencies of scale, our average revenue per transaction continued to decline with respect to our transaction-based revenue. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted revenue growth by about 3% in the year. Also, our largest bank customer migrated from a processing model that guarantees funds to our standard risk-based processing model, which negatively impacted our interest-based revenue and resulted in the loss of another percentage point of revenue growth in fiscal 2006.
     Growth in our Investment Services business has been driven primarily by a 20% increase in portfolios managed, from 1.9 million at June 30, 2005, to nearly 2.3 million at June 30, 2006. In some cases, we are adding new portfolios to our CheckFree APL system at a lower price point, driven by the increased volume coming from lower priced broker dealers, and by conscious price reductions, where we trade off near-term revenue growth against long-term strategic advantage. Additionally, our September 2005 acquisition of IDS improved fiscal 2006 revenue growth within Investment Services by about 5%. We believe that more favorable market conditions have resulted in resumed growth in portfolios managed, and we remain cautiously optimistic about resulting growth opportunities.
     Growth in our Software business was due primarily to a full year of Accurate operations in fiscal 2006 as compared to less than three months of Accurate operations in fiscal 2005. As a result of the effective integration of Accurate, we have achieved solid growth in our ORM line of business. We believe this to be the combined result of improved execution within the Software Division and improvement in the U.S. economy during fiscal 2006.
     Across all segments of our business, for the year ended June 30, 2006, Bank of America generated total revenue of $173.7 million, which exceeded 19% of our consolidated revenues. The majority of this revenue comes from within our Electronic Commerce Division. Bank of America revenue was positively impacted by their acquisitions of Fleet Bank, not previously a customer of ours, and MBNA, which was previously a customer but whose results are now included in Bank of America revenue. Our Electronic Commerce agreement with Bank of America has a 10-year term expiring in 2010. The contract includes annual minimum revenue guarantees of $50.0 million, provides tiered pricing which reflects the volume of activity provided by Bank of America and provides for up to 5 million incentive-based warrants that the bank can earn upon reaching various levels of subscriber adoption and the delivery of e-bills. Bank of America remains the only customer that exceeds 10% of our consolidated revenues.
     The following tables set forth comparative revenues, by type, for the years ended June 30, 2006 and 2005, respectively.
Processing and Servicing Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$754,076	$660,541	$93,535	14.2%
     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While stable growth in portfolios managed in our Investment Services business continues to contribute positively, the increase in processing and servicing revenue is attributed primarily to the aforementioned transaction growth in our Electronic Commerce business. Annual growth in transactions was favorably influenced by our new phone-based bill payment offering, resulting from the acquisition of PhoneCharge in January 2006. Our traditional electronic bill payment products provided the remainder of growth within Electronic Commerce. During fiscal 2006, we delivered nearly 185 million e-bills, representing 32% growth over the 140 million e-bills delivered during fiscal 2005, with an average price of $0.16 per e-bill in each year. Additionally, with interest rates rising over the past fiscal year, we have experienced revenue growth from our interest-sensitive products. Annual volume-based growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses. Additionally, growth was negatively impacted by the aforementioned expiration of our processing contracts with Microsoft in December 2005 and FDC in August 2005, and the impact on interest-based revenue resulting from our largest bank customer migrating to a risk-based processing model during the quarter ended March 31, 2006. During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations, resulting in our Electronic

Commerce Division falling short of expected revenue and operating income. We experienced a greater-than-expected dip in transactions in April combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. This phenomenon was not solely bank-based, as transaction growth slowed in all payment channels — on-line, biller direct, walk-in and phone-based transactions. We are not fully certain as to all of the reasons for this lower than anticipated transaction growth and we continue to analyze consumer and payment activity.
License Fee Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$35,196	$28,458	$6,738	23.7%
     We derive license fee revenue almost entirely from product sales in our Software Division. Our acquisition of Accurate in April 2005 contributed significantly to our license revenue growth in fiscal 2006 as integration efforts with our core products resulted in a significant increase in sales of our ORM product line. Sales of our integrated ORM product line are improving both domestically and internationally, and we are guardedly optimistic about our license sale growth opportunities as we enter fiscal 2007.
Maintenance Fee Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$42,218	$31,231	$10,987	35.2%
     Maintenance fee revenue, which represents annually renewable product support for our license-based customers, is related primarily to our Software business, and tends to grow with incremental license sales from previous periods. However, our fiscal 2006 acquisition of Accurate provided about half of our year-over-year growth in maintenance revenue. The remainder resulted from annual customer retention rates that continue to exceed 80% and modest price increases across our software product lines.
Professional Fee Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$47,912	$29,617	$18,295	61.8%
     Professional fee revenue consists primarily of consulting and implementation fees across all three of our businesses. Our expanded product lines over the past several years have given us additional opportunities to provide professional services to our customers. On a year-over-year basis, we generated increased revenue from software services engagements across several products, more biller implementation engagement revenue, and realized a positive impact from our acquisitions of Accurate in April 2005, IDS in September 2005 and Aphelion in October 2005.

     The following set of tables provides line-by-line expense comparisons with their relative percentages of our consolidated revenues for the years ended June 30, 2006 and 2005, respectively.
Cost of Processing, Servicing and Support (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	$342,535	39.0%	$296,912	39.6%
     Cost of processing, servicing and support, as a percentage of revenue, improved by about 0.6% on a year-over-year basis. In both Electronic Commerce and Investment Services, we continue to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure, and are leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction and cost per portfolio managed. Within Electronic Commerce, while our electronic payment rate hovered around 83% for over a year, our January 2006 acquisition of PhoneCharge added electronic phone-based payment transactions, helping to raise and maintain our electronic payment rate at 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. It is difficult to raise the electronic rate above the 84% level as it takes an increasing number of relatively small merchants to sign up for electronic payment receipt to move the number a single percentage point. Also, a portion of the PhoneCharge transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of the business. Relatively high growth in credit card payments in the future could place downward pressure on the gains we expect from continued Six Sigma-based process improvement programs within Electronic Commerce and Investment Services. Looking to the future, we expect some near-term pressure on our gross margin as we invest in resources to support our high availability disaster recovery efforts. These efforts began in earnest in the quarter ended June 30, 2006, and we expect continued incremental investment in these areas throughout fiscal 2007.
Research and Development (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	$101,854	11.6%	$80,039	10.7%
     Including capitalized development costs of $0.9 million for the year ended June 30, 2006, and $1.7 million for the year ended June 30, 2005, gross expenditures for research and development were $102.8 million, or 11.7% of consolidated revenues, for the year ended June 30, 2006, and $81.7 million, or 10.9% of consolidated revenues, for the year ended June 30, 2005. In addition to increased research and development costs resulting from our acquisitions of Accurate in April 2005, IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, we continue to invest in product enhancement and productivity improvement initiatives in all of our core businesses. In particular, a rewrite of our operating system within Investment Services which is currently scheduled for availability and initial customer migrations in the second half of fiscal 2007 is the primary driver of the increase in research and development costs as a percentage of revenue on a year-over-year basis.
Sales and Marketing (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	$87,418	9.9%	$69,106	9.2%

     The increase in sales and marketing expenses, both in absolute dollars and as a percentage of revenue, was due primarily to our acquisitions of Accurate in April 2005, IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. These businesses provided non-redundant marketing personnel, sales commissions and program costs and accounted for over 60% of our incremental sales and marketing costs in fiscal 2006. However, we have continued to invest in incremental marketing programs and resources designed to further revenue growth in all of our business segments.
General and Administrative (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	$61,948	7.0%	$57,486	7.7%
     Although general and administrative expenses continue to increase, we experienced improvement in general and administrative costs as a percentage of revenue. While we have incurred incremental costs associated with our various acquisitions over the past year, we have been able to effectively leverage corporate general and administrative resources through elimination of redundancy. Additionally, during fiscal 2005, we incurred significant Sarbanes-Oxley Act Section 404 compliance costs in preparation for our first internal control certification as of June 30, 2005. Once initial documentation and testing standards were established, we experienced a reduction in these compliance costs throughout fiscal 2006. Subject to unforeseen issues, we expect to continue to manage our general and administrative costs to a level between 7.0% and 7.5% of total revenue.
Depreciation and Amortization (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	$99,530	11.3%	$175,719	23.4%
     Depreciation and amortization expenses from operating fixed assets and capitalized software development costs increased modestly from $42.1 million for the year ended June 30, 2005, to $42.6 million for the year ended June 30, 2006. The remainder of the change in depreciation and amortization expense represents a net reduction in acquisition-related amortization.
     Despite additional amortization expense from intangible assets acquired from Accurate in April 2005, IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, acquisition-related amortization expense decreased overall from intangible assets that fully amortized during fiscal 2006. In particular, completion of the amortization of the TransPoint strategic agreements resulted in a decrease in amortization expense of approximately $83.0 million on a year-over-year basis. These strategic agreements, which provided $99.0 million of amortization expense in fiscal 2005, fully amortized by the end of the first quarter of fiscal 2006.
Reorganization Charge (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	—	—	$5,585	0.7%
     Late in the quarter ended June 30, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire quickly, and eliminating some others. As part of this action, we moved our electronic billing and payment operations from Waterloo, Ontario, Canada to Norcross, Georgia, and closed the Canadian facility in October 2005. These actions resulted in a charge of $5.6 million.

Equity in Loss of Joint Venture (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	$(3,100)	(0.4)%	$(2,984)	(0.4)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), in the United Kingdom to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have a 50% equity interest in OneVu, therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represents 100% of the loss incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $830,000 in exchange for a security interest subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting recognizing only 50% of the results of operations of OneVu. During the three years ended June 30, 2006, we invested $7,220,000 in the joint venture.
Net Interest (000’s)

	June 30,
	2006		2005
	$	% Revenue	$	% Revenue
Year ended:
Interest income	$13,441		$8,809
Interest expense	(986)		(1,094)

Net interest	$12,455	1.4%	$7,715	1.1%

     As a result of an increase in average cash and invested assets, combined with rising interest rates during fiscal 2006, our interest income increased from $8.8 million for the year ended June 30, 2005, to $13.4 million for the year ended June 30, 2006.
     Our interest expense decreased by $0.1 million as capital lease and other borrowings remained fairly consistent in total over the past fiscal year.
Gain on Investments (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Year ended	—	—	$592	—
     In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.

Income Tax Expense (000’s)

	June 30,
	2006		2005
	$	Effective Rate	$	Effective Rate
Year ended	$74,455	38.1%	$24,560	34.9%
     Our federal statutory tax rate is 35%, and our overall blended statutory rate (federal, state and foreign combined) approached 39% without the benefit of tax planning strategies. Our effective rate of 38.1% for the year ended June 30, 2006, was lower than our blended statutory rate due to tax-free municipal interest income and foreign tax credits recorded during the fiscal year. Our effective rate of 34.9% for the year ended June 30, 2005, was lower than our blended statutory rate due to tax-free municipal interest income and research and experimentation tax credits.
Earnings from Discontinued Operations (000’s)

	June 30,
	2006		2005
	$	% Revenue	$	% Revenue
Year ended	$14,310	1.6%	$1,518	0.2%
     In the quarter ended March 31, 2006, we divested the assets of M-Solutions, a component of Investment Services. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lives Assets,” requires that we report the results of operations from the divested business, including the $12.8 million gain on the sale, separately as earnings from discontinued operations for all periods presented. Other than the gain itself,
M-Solutions historically provided modest earnings on an annual basis.
Income Tax Expense on Discontinued Operations (000’s)

	June 30,
	2006		2005
	$	Effective Rate	$	Effective Rate
Year ended	$8,064	56.4%	$480	31.6%
     Our earnings from discontinued operations include a $12.8 million gain on the sale of M-Solutions in the year ended June 30, 2006. Our book basis gain on the sale includes the impact of the related write-off of goodwill, which is non-deductible for income tax purposes. The higher tax basis gain on the sale resulted in an effective rate of 56.4% for fiscal 2006. With no impact of non-deductible expenses in fiscal 2005, our effective rate was 31.6%.
Years Ended June 30, 2005 and 2004
     The following table sets forth our consolidated revenues for the years ended June 30, 2005 and 2004, respectively.
Total Revenues (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$749,847	$599,227	$150,620	25.1%
     Our growth in total revenues of 25% was driven by 28% growth in our Electronic Commerce business, 13% growth in our Investment Services business and 20% growth in our Software business.

     Overall growth in Electronic Commerce, including walk-in payments, was driven primarily by 55% growth in transactions processed, from approximately 583 million in the year ended June 30, 2004, to 905 million for the year ended June 30, 2005. Additionally, we delivered about 140 million e-bills during fiscal 2005, a growth rate of 72% over the approximately 82 million e-bills delivered during fiscal 2004. Lastly, with interest rates increasing throughout the year ended June 30, 2005, we experienced revenue growth in our interest-sensitive products such as ABT. This combined growth in our Electronic Commerce Division was partially offset by our pricing practices. We established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of transaction growth, our average revenue per transaction therefore, has declined over time with respect to our transaction-based revenue.
     Growth in our Investment Services business was driven primarily by a 20% increase in portfolios managed, from about 1.6 million at June 30, 2004, to 1.9 million at June 30, 2005. In some cases, we were adding new portfolios to our CheckFree APL system at a lower price point, driven by the increased volume coming from lower priced broker dealers, and by conscious price reductions, where we trade off near-term revenue growth against long-term strategic advantage.
     Growth in our Software business was due primarily to a full year of HelioGraph operations in fiscal 2005 versus seven months of HelioGraph operations in fiscal 2004 and our acquisition of Accurate on April 30, 2005. Additionally, we achieved solid growth in our bank products. We believe this was the combined result of improved execution within the division and signs of recovery in the U.S. economy.
     Across all segments of our business, for the year ended June 30, 2005, Bank of America generated total revenue of $134.5 million, which exceeded 10% of our consolidated revenues. Bank of America was the only customer that exceeded 10% of our consolidated revenue.
     The following tables set forth comparative revenues, by type, for the years ended June 30, 2005 and 2004, respectively.
Processing and Servicing Revenue (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$660,541	$523,089	$137,452	26.3%
     We earned processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. While growth in portfolios managed in our Investment Services business contributed positively, the increase in processing and servicing revenue was attributable primarily to the aforementioned transaction growth in our Electronic Commerce business. Annual growth in transactions was heavily influenced by our new walk-in payment business, resulting from the acquisition of APS with only seven days remaining in fiscal 2004. A full year of walk-in payments contributed to almost half of our processing and servicing growth within Electronic Commerce. Our traditional electronic bill payment products provided the remainder of growth within Electronic Commerce, with consistent sequential quarterly transaction growth of between 4% and 8% throughout fiscal 2005. During fiscal 2005, we delivered approximately 140 million e-bills with an average price of $0.16 per e-bill, representing 72% growth over approximately 82 million e-bills delivered during fiscal 2004. Additionally, with interest rates rising over the past fiscal year, we have experienced revenue growth from our interest-sensitive products, such as ABT. Annual volume-based growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses.
License Fee Revenue (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$28,458	$23,912	$4,546	19.0%
     We derived license fee revenue from product sales in our Software Division. Our acquisitions of HelioGraph in November 2003 and Accurate in April 2005 contributed about two-thirds of our license revenue growth in fiscal 2005 as compared to the prior year. The remainder of growth in license revenue came from our core product lines, as the U.S economy continued to show signs of strength during fiscal 2005.
Maintenance Fee Revenue (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$31,231	$28,271	$2,960	10.5%
     Maintenance fee revenue, which represents annually renewable product support for our software customers, is isolated to our Software business and tends to grow with incremental license sales from previous periods. However, in fiscal 2005, our acquisitions of HelioGraph and Accurate provided approximately three-fourths of our year-over-year growth in maintenance revenue. The remainder resulted from annual customer retention rates exceeding 80% and moderate price increases across our software product lines.
Professional Fee Revenue (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$29,617	$23,955	$5,662	23.6%
     Professional fee revenue consisted mostly of consulting and implementation fees across all three of our businesses, and with the acquisition of APS, we added revenue associated with stored value cards to this revenue category. Our acquisitions of HelioGraph, APS and Accurate provided over half of our year-over-year growth in professional fee revenue. Implementation services from traditional software product sales resulted in the remainder of growth in this category.
     The following set of tables provides line-by-line expense comparisons with their relative percentages of our consolidated revenues for the years ended June 30, 2005 and 2004, respectively.
Cost of Processing, Servicing and Support (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$296,912	39.6%	$244,429	40.8%
     Cost of processing, servicing and support, as a percentage of revenue, improved by about 1% on a year-over-year basis. In Electronic Commerce, our electronic payment rate improved from 79% as of June 30, 2004, to 84% as of June 30, 2005. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in costly customer care claims. The acquisition of APS brought with it a significant number of exclusively electronic payment transactions, accounting for over half of the increase we experienced in our electronic payments rate. In addition to leveraging a significant fixed-cost processing infrastructure, we continued to focus investments on additional efficiency and quality improvements through Six Sigma-based programs in our Electronic Commerce and Investment Services customer care and customer support processes, and throughout our technology infrastructure to drive improvement in our cost per transaction and cost per portfolio managed metrics. These drivers of expense efficiency were offset somewhat by three factors in fiscal 2005:
•	The gross margin of our walk-in payment business was less than our core electronic billing and payment business;

•	Our acquisitions of HelioGraph and Accurate resulted in increased customer support and implementation services resources that carry a lower gross margin than our core Electronic Commerce and Investment Services businesses; and

•	During fiscal 2005, we incurred a charge of approximately $1.6 million for a loss in a services agreement with a large customer in our Software business.
Research and Development (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$80,039	10.7%	$64,035	10.7%
     Including capitalized development costs of $1.7 million for the year ended June 30, 2005, and $2.8 million for the year ended June 30, 2004, gross expenditures for research and development were $81.7 million, or 10.9% of consolidated revenues, for the year ended June 30, 2005, and $66.8 million, or 11.1% of consolidated revenues, for the year ended June 30, 2004. Our acquisitions of HelioGraph, APS and Accurate provided more than one-third of our incremental research and development costs in fiscal 2005, and we placed particular emphasis on research and development in our Investment Services business, as we were in the early phases of a rewrite of our processing system. We continued to invest heavily in product enhancement and productivity improvement initiatives across all of our businesses, as evidenced by the relatively consistent levels of research and development costs as a percentage of revenue on a year-over-year basis.
Sales and Marketing (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$69,106	9.2%	$50,783	8.5%
     Sales and marketing expenses, in total and as a percentage of consolidated revenues, increased during fiscal 2005. Our acquisitions of HelioGraph, APS and Accurate contributed approximately 20% of the incremental costs year-over-year. In addition, license revenue growth, with a strong finish to fiscal 2005, resulted in accelerated commission rates for salespersons exceeding annual quotas for the year. Finally, in the second half of fiscal 2005, we increased our investment in marketing programs geared toward future revenue growth.
General and Administrative (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$57,486	7.7%	$43,724	7.3%
     Increased general and administrative expenses in fiscal 2005 resulted primarily from incremental facility and other non-redundant expenses related to our acquisitions of HelioGraph, APS and Accurate. Additionally, we experienced incremental Sarbanes-Oxley Act Section 404 compliance costs as we prepared for our first internal controls certification as of June 30, 2005, and expanded facility costs supporting our core businesses during fiscal 2005. We continued to expect our general and administrative expenses to run below 8.0% of consolidated revenues and were managing these expenses accordingly.

Depreciation and Amortization (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$175,719	23.4%	$176,430	29.4%
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
Reorganization Charge (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$5,585	0.7%	$—	—
     Late in the quarter ended June 30, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire quickly, and eliminating some others. As part of this action, we moved our electronic billing and payment operations from Waterloo, Ontario, Canada to Norcross, Georgia, and closed the Canadian facility in October 2005. These actions resulted in a charge of $5.6 million.
In-Process Research & Development (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$—	—	$324	0.1%
     We recorded immaterial in-process research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003. There were no such costs in fiscal 2005 associated with our acquisitions of Accurate.
Equity in Loss of Joint Venture (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$(2,984)	(0.4)%	$(593)	(0.1)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), in the United Kingdom to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have a 50% equity interest in OneVu, therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represents 100% of the loss incurred by OneVu. During the two years ended June 30, 2005, we invested $4,030,000 in the joint venture.

Net Interest (000’s)

	June 30,
	2005		2004
	$	% Revenue	$	% Revenue
Year ended:
Interest income	$8,809		$5,693
Interest expense	(1,094)		(5,944)
Call premium expense	—		(4,813)
Unamortized note issuance costs	—		(2,407)

Net interest	$7,715	1.1%	$(7,471)	(1.2)%

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
Gain on Investments (000’s)

	June 30,
	2005		2004
		%		%
	$	Revenue	$	Revenue
Year ended	$592	0.1%	$—	—
     In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.
Income Tax Expense (000’s)

	June 30,
	2005		2004
	$	Effective Rate	$	Effective Rate
Year ended	$24,560	34.9%	$1,088	9.3%
     Our federal statutory tax rate is 35%, and our overall blended statutory rate (federal, state and foreign combined) approached 39% without the benefit of tax planning strategies. Our effective rate of 34.9% for the year ended June 30, 2005, was lower than our blended statutory rate due to research and experimentation tax credits, tax-free municipal interest income and foreign tax credits we recorded during the year. Our effective tax rate of 9.3% for the year ended June 30, 2004, was lower than our blended statutory rate due to research and experimentation tax credits and foreign tax credits, offset by the federal alternative minimum tax and the temporary suspension of state-level net operating loss carryover credits.

Earnings from Discontinued Operations (000’s)

	June 30,
	2005		2004
	$	% Revenue	$	% Revenue
Year ended	$1,518	0.2%	$292	0.1%
     In the quarter ended March 31, 2006, we divested M-Solutions, a component of Investment Services. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lives Assets,” requires that we report the results of operations from the divested business for all periods presented. M-Solutions historically provided modest earnings on an annual basis.
Income Tax Expense on Discontinued Operations (000’s)

	June 30,
	2005		2004
	$	Effective Rate	$	Effective Rate
Year ended	$480	31.6%	$107	36.6%
     Our effective tax rate on discontinued operations was 31.6% in the year ended June 30, 2005, and was 36.6% in the year ended June 30, 2004. The difference in effective rates is due to differences in the relative levels of research and experimentation tax credits, tax-free municipal interest income and foreign tax credits we utilized between years.

Segment Information
     We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition-related intangible asset amortization, the impact of discontinued operations, the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy beginning July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants, reorganization charges, the write-off of capitalized software, and in-process research and development costs.
     The following sets forth certain financial information attributable to our business segments for the years ended June 30, 2006, 2005 and 2004 (in thousands):

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Revenues:
Electronic Commerce	$662,728	$580,696	$452,732
Investment Services	112,245	96,064	86,270
Software	109,386	81,072	67,462
Impact of discontinued operations — Investment Services	(4,957)	(7,985)	(7,237)

Total	$879,402	$749,847	$599,227

Segment operating income (loss):
Electronic Commerce	$247,918	$207,796	$155,724
Investment Services	17,846	18,638	19,911
Software	20,858	17,748	14,293
Corporate	(37,845)	(37,595)	(33,256)
Impact of discontinued operations — Investment Services	(1,490)	(1,517)	(288)
Purchase accounting amortization:
Electronic Commerce	(49,072)	(130,175)	(132,699)
Investment Services	(1,992)	(604)	(819)
Software	(5,973)	(2,667)	(3,040)
SFAS 123(R) – Options issued before July 1, 2004
Electronic Commerce	(2,999)	—	—
Investment Services	(425)	—	—
Software	(184)	—	—
Corporate	(525)	—	—
Reorganization charge:
Electronic Commerce	—	(3,208)	—
Investment Services	—	(313)	—
Software	—	(1,876)	—
Corporate	—	(188)	—
Write off of capitalized software — Software	—	(1,039)	—
In-process research and development — Software	—	—	(324)

Income from continuing operations before other income, expenses, income taxes and discontinued operations	$186,117	$65,000	$19,502

Years Ended June 30, 2006 and 2005
     Electronic Commerce Segment Information:
Electronic Commerce Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$662,728	$580,696	$82,032	14.1%
     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our new telephone bill payment business, an increase in e-bills distributed, and an increase in revenue from interest-sensitive products, offset by volume-based price increases, the loss of minimum revenue guarantees resulting from the expiration of processing agreements with Microsoft and FDC, and the impact on interest-based revenue related to the migration of our largest bank customer to our risk-based processing model.
     We offer two general levels of electronic billing and payment services to our customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehousing, claims processing, e-bill, online proof of payment, various levels of customer care, and other aspects of our service. While a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of services the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, and includes our walk-in and telephone payment businesses. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT.
     A third category of revenue which we simply refer to as “Other Electronic Commerce,” includes our Health and Fitness business and other ancillary revenue sources, such as consumer service provider and biller implementation and consulting services, and fees associated with the issuance of stored value cards.
     The following tables provide an historical trend of revenues, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce business over the periods presented:
Fiscal 2006:

	Quarter Ended
	6/30/06	3/31/06	12/31/05	9/30/05
	(In millions)
Full Service
Revenue	$107.6	$109.4	$116.0	$118.5
Active subscribers	10.3	9.7	9.0	8.8
Transactions processed	217.2	206.7	189.7	180.1
Payment Services
Revenue	$46.6	$47.8	$36.1	$35.4
Transactions processed	85.1	86.6	81.0	85.9
Other Electronic Commerce
Revenue	$12.5	$12.2	$11.2	$9.6
Totals
Electronic Commerce revenue	$166.7	$169.4	$163.3	$163.5
Transactions processed	302.3	293.3	270.7	266.0

Fiscal 2005:

	Quarter Ended
	6/30/05	3/31/05	12/31/04	9/30/04
	(In millions)
Full Service
Revenue	$110.1	$106.4	$102.4	$99.1
Active subscribers	7.8	7.4	6.9	6.4
Transactions processed	161.9	153.6	142.9	133.5
Payment Services
Revenue	$33.8	$32.4	$31.3	$30.5
Transactions processed	83.0	80.8	76.5	72.3
Other Electronic Commerce
Revenue	$8.9	$8.8	$8.4	$8.6
Totals
Electronic Commerce revenue	$152.8	$147.6	$142.1	$138.2
Transactions processed	244.9	234.4	219.4	205.8
     We experienced variability in both revenue and transactions processed in our Full Service category between June 30, 2005 and June 30, 2006. As expected, our contracts with FDC and Microsoft expired in August 2005 and December 2005, respectively. Because both FDC and Microsoft were operating well below minimum guaranteed revenue levels, there was a large negative revenue impact with minimal corresponding impact on transactions processed. Toward the middle of the quarter ended March 31, 2006 and extending through the full quarter ended June 30, 2006, we experienced the negative impact on interest-based revenue from our largest bank customer migrating to a processing model that guarantees funds to our standard risk-based processing. Finally, in the quarter ended June 30, 2006, we experienced lower than expected growth in transactions processed. The above, when combined with overall growth in our core Full Service business, resulted in Full Service annual revenue growth of approximately 8%, from $418.0 million for the year ended June 30, 2005, to $451.5 million for the year ended June 30, 2006, while Full Service transactions processed grew 34%, from 591.9 million for the year ended June 30, 2005, to 793.7 million for the year ended June 30, 2006. Our normal tier-based volume pricing discounts, when combined with the aforementioned factors, resulted in Full Service revenue per transaction declining from $0.68 in the quarter ended June 30, 2005, to $0.50 in the quarter ended June 30, 2006.
     Payment Services revenue increased by nearly 30%, from $128.0 million for the year ended June 30, 2005, to $165.9 million for the year ended June 30, 2006. Revenue was positively impacted by growth in e-bills delivered from just over 140 million for the year ended June 30, 2005, to almost 185 million for the year ended June 30, 2006, and by our acquisition of PhoneCharge in January 2006. Growth in transactions during the same period was over 8%, from 312.6 million for the year ended June 30, 2005, to 338.6 million for the year ended June 30, 2006. In addition to core Payment Services transaction growth, we added telephone bill payment transactions, priced at greater than $2.00 each, resulting from our January 2006 acquisition of PhoneCharge. However, this was more than offset by the quarterly loss of approximately 5 million low-priced transactions in the quarter ended December 31, 2005. Overall, Payment Services revenue per transaction increased from $0.41 in the quarter ended June 30, 2005, to $0.55 in the quarter ended June 30, 2006.
     During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations, resulting in our Electronic Commerce Division falling short of expected revenue and operating income. We experienced a greater-than-expected dip in transactions in April combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. This phenomenon was not solely bank-based, as transaction growth slowed in all payment channels — on-line, biller direct, walk-in and phone-based transactions. We are not fully certain as to all of the reasons for this lower than anticipated transaction growth and we continue to analyze consumer and payment activity.

     Growth in Other Electronic Commerce revenue from $34.7 million for the year ended June 30, 2005, to $45.5 million for the year ended June 30, 2006, was primarily due to our acquisition of Aphelion in October 2005, combined with growth in our legacy health and fitness business.
Electronic Commerce Operating Income (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$247,918	$207,796	$40,122	19.3%
     Our continued efforts to improve quality and efficiency in our operations, combined with a substantial electronic versus paper payment rate of 84% and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. While our underlying operating margin has remained relatively flat at between 36% and 37% on a year-over-year basis, our operating margin for the quarter ended June 30, 2006 was approximately 33%. Although offset somewhat by our acquisition of PhoneCharge, the high-margin revenue loss resulting from the expected expiration of our contracts with FDC and Microsoft, combined with the negative impact on our interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model, resulted in downward pressure on our operating margin as we exited fiscal 2006. Additionally, while lower than expected transaction growth rate in the quarter ended June 30, 2006 did not significantly impact our operating margin, it did result in lower than expected operating income for that quarter. We are cautiously optimistic regarding our opportunity for continued growth in operating income within our Electronic Commerce Division.
     Investment Services Segment Information:
Investment Services Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$112,245	$96,064	$16,181	16.8%
     Revenue growth in Investment Services was driven primarily by an increase in portfolios managed, from 1.9 million as of June 30, 2005, to almost 2.3 million as of June 30, 2006. We continue to provide certain incentives for customers to sign multi-year contracts and are experiencing a mix shift toward lower-priced services, both of which we expect to result in lower revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. We experienced fairly consistent portfolio growth throughout fiscal 2006. We remain cautiously optimistic about the opportunity for continued portfolio growth into fiscal 2007 as demand for separately managed accounts continues to improve.
Investment Services Operating Income (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$17,846	$18,638	$(792)	(4.2%)
     Our underlying operating margin has declined from 19% for the year ended June 30, 2005, to 17% for the year ended June 30, 2006, due primarily to additional spending on the enhanced operating system project, CheckFree EPL SM (Enhanced Portfolio Lifecycle). We expect our future margin to remain around the mid to upper teens level until completion of CheckFree EPL, which is currently scheduled for release and initial customer migration, in the second half of fiscal 2007.

     Software Segment Information:
Software Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$109,386	$81,072	$28,314	34.9%
     Growth in revenue on a year-over-year basis was mainly due to growth in license sales of our ORM products, primarily contributed to our acquisition of Accurate in April 2005, and incremental professional services provided to implement several of our solutions to customers throughout the year. Our sales pipelines have steadily improved during fiscal 2006. While our first quarter sales are typically low, we are optimistic about the potential for continued sales growth in the coming fiscal year.
Software Operating Income (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$20,858	$17,748	$3,110	17.5%
     Our operating margin improved from 10.4% for the year ended June 30, 2005, to 18.9% for the year ended June 30, 2006. The fiscal 2005 operating margin was negatively impacted by a $1.6 million charge due to a loss on a services customer with a large client. Most of our revenue growth came from relatively low-margin implementation services and maintenance revenue resulting from our acquisition of Accurate in April 2005. Additionally, we experienced an increase in operating expenses in fiscal 2006 from the closing of our Waterloo, Ontario, Canada facility, and the related increase in product implementation resources at our headquarters in Norcross, Georgia.
     Impact of Discontinued Operations:
M-Solutions Revenue (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$4,957	$7,985	$(3,028)	(37.9)%
M-Solutions Operating Income (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$1,490	$1,517	$(27)	(1.8)%
      In the quarter ended March 31, 2006, we divested the assets of M-Solutions, a component of Investment Services. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. M-Solutions historically provided modest revenue and operating income on an annual basis.

     Corporate Segment Information:
Corporate Operating Loss (000’s)

	June 30,		Change
	2006	2005	$	%
Year ended	$(37,845)	$(37,595)	$(250)	0.7%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and despite the increase in acquisition related operations. Increases in corporate costs in fiscal 2006 were offset by reduced Sarbanes-Oxley Act Section 404 compliance costs as we leverage the documentation work completed in fiscal 2005, the first year for the required certification of the effectiveness of our internal controls.
     Purchase Accounting Amortization (000’s):

	June 30,		Change
	2006	2005	$	%
Year ended	$57,037	$133,446	$(76,409)	(57.3)%
     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions from 1998 forward. The decrease in purchase accounting amortization is due to intangible assets that have fully amortized since June 30, 2005, offset by the addition of identifiable intangible assets of $17.4 million from our acquisition of Accurate in April 2005, $9.3 million from our acquisition of IDS in September 2005, $7.6 million from our acquisition of Aphelion in October 2005, and $31.1 million from our acquisition of PhoneCharge in January 2006. The September 2005 expiration of the TransPoint strategic agreements alone reduced intangible asset amortization by approximately $83 million in the year ended June 30, 2006.
      SFAS 123(R) – Options Issued Before July 1, 2004 (000’s):

	June 30,		Change
	2006	2005	$	%
Year ended	$4,133	$—	$4,133	—
     Upon our adoption of SFAS 123(R), we recorded compensation costs relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The amounts recorded during the year ended June 30, 2006, represent equity-based compensation expense relating to the vesting of options that were unvested as of July 1, 2005, but were granted before the implementation of our current compensation philosophy on July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants. As we adopted SFAS 123(R) effective the beginning of fiscal 2006, there was no such expense recorded during our 2005 fiscal year.
     Impact of Discontinued Operations (000’s):

	June 30,		Change
	2006	2005	$	%
Year ended	$1,490	$1,517	$(27)	(1.8)%
     In the quarter ended March 31, 2006, we divested of M-Solutions, a component of our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. We divested of the business in early February 2006, and therefore, the year ended June 30, 2006, reflects slightly more than seven months of operations versus a full twelve months in the year ended June 30, 2005.

     Reorganization Charge (000’s):

	June 30,		Change
	2006	2005	$	%
Year ended	$—	$5,585	$(5,585)	—
     Late in the quarter ended June 30, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire quickly, and eliminating some others. As part of this action, we moved our electronic billing and payment operations from Waterloo, Ontario, Canada to Norcross, Georgia, and we closed the Canadian facility in October 2005. These actions resulted in a charge of $5.6 million.
     Write off of Capitalized Software (000’s):

	June 30,		Change
	2006	2005	$	%
Year ended	$—	$1,039	$(1,039)	—
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
     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our walk-in payment business, an increase in e-bills distributed, and an increase in revenue from interest-sensitive products, such as ABT, which was somewhat offset by volume-based price declines.
     We offer two general levels of electronic billing and payment services to our customers – a “Full Service” offering and a “Payment Services” offering. Customers that use our Full Service offering generally outsource their electronic billing and payment process to us. A Full Service customer may or may not use a CheckFree-hosted user interface, but uses a broad array of services, including payment processing, payment warehousing, claims processing, e-bill, online proof of payment, various levels of customer care, and other aspects of our service. While a Full Service customer may have its own payment warehouse, we maintain a customer record and payment history within our payment warehouse to support the Full Service customer’s servicing needs. Customers in the Full Service category may contract to pay us either on a per-subscriber basis, a per-transaction basis, or a blend of both. The distinction between Full Service and Payment Services is based solely on the types of service the customer receives, not on our pricing methodology. Customers that utilize our Payment Services offering receive a limited subset of our electronic billing and payment services, primarily remittance processing, and includes our walk-in payment business. Additionally, within Payment Services, we provide services to billers for electronic bill delivery, biller direct hosting and payments, as well as other payment services, such as ABT.
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
     The following tables provide an historical trend of revenues, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce business over the periods presented:

Fiscal 2005:

	Quarter Ended
	6/30/05	3/31/05	12/31/04	9/30/04
	(In millions)
Full Service
Revenue	$110.1	$106.4	$102.4	$99.1
Active subscribers	7.8	7.4	6.9	6.4
Transactions processed	161.9	153.6	142.9	133.5
Payment Services
Revenue	$33.8	$32.4	$31.3	$30.5
Transactions processed	83.0	80.8	76.5	72.3
Other Electronic Commerce
Revenue	$8.9	$8.8	$8.4	$8.6
Totals
Electronic Commerce revenue	$152.8	$147.6	$142.1	$138.2
Transactions processed	244.9	234.4	219.4	205.8
Fiscal 2004:

	Quarter Ended
	6/30/04	3/31/04	12/31/03	9/30/03
	(In millions)
Full Service
Revenue	$96.2	$94.0	$91.8	$85.5
Active subscribers	5.9	5.5	5.0	4.6
Transactions processed	123.9	115.5	106.1	94.3
Payment Services
Revenue	$14.0	$12.8	$12.0	$11.9
Transactions processed	41.3	36.7	33.1	32.4
Other Electronic Commerce
Revenue	$8.2	$8.4	$8.7	$9.2
Totals
Electronic Commerce revenue	$118.4	$115.2	$112.5	$106.6
Transactions processed	165.2	152.2	139.2	126.7
     The primary driver behind the increase in Full Service revenue from $367.5 million for the year ended June 30, 2004, to $418.0 million for the year ended June 30, 2005, was 35% growth in Full Service transactions processed from 439.8 million for the year ended June 30, 2004, to 591.9 million for the year ended June 30, 2005. The impact of transaction growth was partially offset by general volume-based pricing tier discounts and particularly by a December 2003 revision to our contract with our largest customer, where subscriber pricing was replaced with transaction-based pricing including volume discounts commensurate with this customer’s volume. Since June 30, 2004, Full Service revenue per transaction declined from $0.78 to $0.68 as of June 30, 2005.
     Payment Services revenue has increased substantially, from $50.7 million for the year ended June 30, 2004, to $128.0 million for the year ended June 30, 2005. In addition to growth in transactions processed from our existing customer base, the primary driver of the increase in revenue had been our acquisition of APS on June 22, 2004. This walk-in payment business contributed significant transaction volume at a per transaction rate substantially higher than our core Payment Services business. The addition of walk-in payments can be seen clearly in the increase in both revenue and transactions processed beginning in the quarter ended September 30, 2004, in the historical trends above.

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
     Revenue growth in Investment Services was driven primarily by an increase in portfolios managed, from about 1.6 million as of June 30, 2004, to 1.9 million as of June 30, 2005. We provided certain incentives for customers to sign multi-year contracts and are experiencing a mix shift toward lower-priced services, both of which we expected to result in lower revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market.
Investment Services Operating Income (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$18,638	$19,911	$(1,273)	(6.4)%
     Our underlying operating margin declined from 23.1% for the year ended June 30, 2004, to 19.4% for the year ended June 30, 2005, due primarily to additional spending on the enhanced operating system project, CheckFree EPL (Enhanced Portfolio Lifecycle), and an investment in resources designed to improve future operational quality standards through Six Sigma quality programs.
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
     The increase in year-over-year operating income is due primarily to the acquisitions of HelioGraph and Accurate, but was partially dampened by a $1.6 million charge due to a loss on a services contract for a large customer during the year.
     Corporate Segment Information:
Corporate Operating Loss (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$(37,595)	$(33,256)	$(4,339)	(13.0)%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We were able to leverage our corporate infrastructure by limiting additional costs primarily to increased regulatory efforts associated with Sarbanes-Oxley Act Section 404 compliance.
     Impact of Discontinued Operations:
M-Solutions Revenue (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$7,985	$7,237	$748	10.3%
M-Solutions Operating Income (000’s)

	June 30,		Change
	2005	2004	$	%
Year ended	$1,517	$288	$1,229	426.7%
     In the quarter ended March 31, 2006, we divested of M-Solutions, a component of our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented.
     Purchase Accounting Amortization (000’s):

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

     Reorganization Charge (000’s):

	June 30,		Change
	2005	2004	$	%
Year ended	$5,585	$—	$5,585	—
     Late in the quarter ended June 30, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire quickly, and eliminating some others. As part of this action, we moved our electronic billing and payment operations in Waterloo, Ontario, Canada to Norcross, Georgia, and closed the Canadian facility in October 2005. These actions resulted in a charge of $5.6 million.
     Write off of Capitalized Software (000’s):

	June 30,		Change
	2005	2004	$	%
Year ended	$1,039	$—	$1,039	—
     As a result of our acquisition of Accurate in the quarter ended June 30, 2005, we recorded a charge of $1.0 million to write down the value of previously capitalized software due to redundancy between existing company products and those acquired.
     In-Process Research & Development (000’s):

	June 30,		Change
	2005	2004	$	%
Year ended	$—	$324	$(324)	—
     We recorded immaterial in-process research and development costs totaling $0.3 million related to our acquisition of HelioGraph in the quarter ended December 31, 2003. There were no such costs associated with our acquisitions of either APS or Accurate.
Liquidity and Capital Resources
     The following chart provides a summary of our consolidated statements of cash flows for the appropriate periods:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Net cash provided by operating activities	$213,602	$206,095	$171,059
Net cash used in investing activities	(138,076)	(215,855)	(103,415)
Net cash used in financing activities	(3,971)	(24,113)	(142,466)
Effect of exchange rate changes	256	313	296

Net increase (decrease) in cash and cash equivalents	$71,811	$(33,560)	$(74,526)

     As of June 30, 2006, we had $317.6 million of cash, cash equivalents and short-term investments on hand, and an additional $78.6 million in long-term investments. Our consolidated balance sheet reflects a current ratio of 2.6 and working capital of $382.3 million. Due primarily to processing efficiency improvement, we experienced a steady increase in net cash provided by operating activities over the past several years. For the year ended June 30, 2006, we generated $213.6 million of net cash provided by operating activities, despite our tax payments increasing $41.0 million more than the amount we paid in fiscal year 2005, including the tax on the gain on our sale of M-Solutions. We expect net cash provided by operating activities of approximately $250.0 million for our fiscal year ending June 30, 2007. Due to the payout of annual incentive bonuses and commissions, we expect net cash from operating activities to be relatively low in the quarter ending September 30, 2006. Considering our existing cash and invested asset balances, and expectations of net cash provided by operating activities in the near future, we believe we have sufficient cash to meet our presently anticipated requirements for the near term. Our board of directors has approved up to $100.0 million for the purpose of repurchasing shares of our common stock through July 31, 2007, should we determine the time and price to be appropriate.
     On April 13, 2006, we entered into a revolving credit facility that provides for up to $300.0 million in revolving credit loans, swingline loans, and the issuance of letters of credit. This credit facility replaces our previous facility of $185.0 million. Unless terminated earlier, the credit facility expires on April 13, 2011. Any borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated EBITDA. The credit facility also requires the payment of a commitment fee, expressed as a percentage per annum on any unused commitment because we have not drawn any funds against it as of June 30, 2006.
     The credit facility contains certain financial covenants requiring us to meet financial ratios and contains operating covenants which, among other things, impose some limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. The credit facility also contains customary events of default, including payment defaults, material inaccuracies in representations and warranties, covenant defaults, cross-defaults to certain other agreements, certain events of bankruptcy and insolvency, ERISA events, judgment defaults in excess of specified amounts, failure of any guaranty supporting the credit facility to be in full force and effect, and a change in control.
     From an investing perspective, we used $138.1 million of cash during the year ended June 30, 2006. We used $100.0 million (net of cash received) for the acquisition of PhoneCharge, $18.1 (net of cash received) for the acquisition of Aphelion, $18.0 million (net of cash received) for the acquisition of IDS, $48.1 million for capital expenditures, $4.0 million for the change in other assets, $3.2 million for our investment in OneVu, and $0.9 million for the capitalization of software development costs. We generated $35.7 million from net purchases and sales of investments and $18.6 million from the disposal of our M-Solutions business.
     From a financing perspective, we used $4.0 million of cash during the year ended June 30, 2006. We used $33.6 million for the repurchase of 707,732 shares of our common stock, $2.5 million for principal payments under capital leases and other long-term obligations, and $1.1 million to prepay financing fees for our new revolving credit facility. We received $31.1 million in combined proceeds from the exercise of employee stock options and the purchase of our common stock under our employee stock purchase plan, including tax benefits and $2.0 million in financing toward the construction of up to two data centers.
     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of capital expenditures could change, we expect to generate between $190.0 million and $195.0 million of free cash flow for the fiscal year ending June 30, 2007. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement assets and liabilities, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for further discussion of this measure.
     On April 13, 2006, we also entered into a series of financing and leasing arrangements (the “Agreements”) with a consortium of banks for the purpose of leasing up to two data centers. Pursuant to the terms of the Agreements, SunTrust is required to purchase a fee simple interest in certain parcels of real property (the “Properties”) specified by CheckFree Services Corporation (“CheckFree Services”), our wholly owned operating company, and CheckFree Services, as construction agent for SunTrust, is required to construct data center facilities (the “Facilities”) on the Properties. The funding for the acquisition of the Properties and the construction of the Facilities will be provided by SunTrust and certain financial institutions. The aggregate limit on the funding to be provided by SunTrust and the financial institutions is $100.0 million. We have drawn $3.3 million against this facility as of June 30, 2006 at an average interest rate of 5.85%.
     During construction and after completion of the Facilities, SunTrust will lease the Properties and the Facilities to CheckFree Services pursuant to the terms of the Agreements. CheckFree Services will make minimum lease payments beginning upon completion of construction that will vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread. The lease agreements will expire on April 12, 2013, unless terminated earlier pursuant to the terms of the lease agreements.

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
     If CheckFree Services chooses the Remarketing Option, various outcomes may occur under the Agreements, but if the net cash proceeds of any sale are less than an amount equal to the aggregate sum of the outstanding amounts funded by SunTrust and all other lenders, all accrued and unpaid interest on the loans, all unpaid fees owing to SunTrust and any other lender under the operative documents, and all other amounts owing to SunTrust and all other lenders under the lease agreements (the “Outstanding Amounts”), CheckFree Services will be required to pay SunTrust the difference between the sale proceeds and the Outstanding Amounts, but in no event more than approximately 83% of the Outstanding Amounts. If the net proceeds received from a third party for the Properties and Facilities, or a given Property and Facility, are in excess of the Outstanding Amounts or the Outstanding Amounts related to the specific Property and Facility, the excess shall be paid to CheckFree Services. SunTrust or the Agent may reject a third party purchase offer for the Properties and Facilities or a given Property and Facility under certain conditions.
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
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We were in compliance with all covenants as of June 30, 2006, and do not anticipate any change in the foreseeable future.
     The following table represents a summary of our current contractual obligations and commercial commitments, which may assist in understanding our expected cash commitments from various obligations we have entered into over time:

	Payments Due Year Ended June 30,
			2008 to	2010 to
Contractual Obligations	Total	2007	2009	2011	Thereafter
	(In thousands)
Operating leases	$102,406	$17,892	$32,097	$21,739	$30,678
Capital lease obligations	425	358	67	—	—
Other long-term obligations	38,984	5,728	28,912	1,231	3,113

Total contractual obligations	$141,815	$23,978	$61,076	$22,970	$33,791

     Over the next two years we expect to spend material amounts for data center construction, however, as of June 30, 2006, we are not yet obligated for such costs.
     We anticipate that our cash flows from operations along with our line of credit facility will be sufficient to satisfy these obligations.
Use of Non-GAAP Financial Information
     We supplement our reporting of cash flow information determined in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) by using “free cash flow” in this Annual Report on Form 10-K as a measure to evaluate our liquidity. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts and less capital expenditures, plus data center reimbursements. We believe free cash flow provides useful information to management and investors in understanding our financial results and assessing our prospects for future performance. We also use free cash flow as a factor in determining long-term incentive compensation for senior management.
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
     As a technology company, we make significant capital expenditures in order to update our technology and to remain competitive. Our free cash flow reflects the amount of cash we generated that remains, after we have met those operational needs, for the evaluation and execution of strategic initiatives such as acquisitions, stock and/or debt repurchases and other investing and financing activities, including servicing additional debt obligations. During the fourth quarter of fiscal 2006, we entered into a credit facility to finance the construction of data centers. Amounts we spend to construct these data centers are included in our capital expenditures, but will be fully reimbursed by the credit facility. The reimbursements from the credit facility are added to our free cash flow measure because these expenditures do not impact our overall liquidity. The data center reimbursements line represents a change to our definition of free cash flow as of the quarter ended June 30, 2006.
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
     Our free cash flow for the years ended June 30, 2006 and 2005, is calculated as follows (in thousands):

	Year Ended June 30,
	2006	2005
Cash provided by operating activities	$213,602	$206,095
Excluding: Net change in settlement accounts	3,430	(153)
Less: Capital expenditures	(48,096)	(33,893)
Plus: Data Center Reimbursements	2,046	—

Free cash flow	$170,982	$172,049

     Net cash used in investing activities for the years ended June 30, 2006 and 2005, was $138.1 million and $215.9 million, respectively. Net cash used in financing activities was $4.0 million for the year ended June 30, 2006, and $24.1 million for the year ended June 30, 2005.
     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005, and is required to be adopted by us for the third quarter of fiscal 2006. The adoption did not have a material impact on our consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and, therefore, is applicable to us for the year ended June 30, 2006. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.
     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. The adoption of this Statement does not have a significant impact on our consolidated financial statements.
     EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), requires that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus is effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF 06-3 on our consolidated financial statements.
Recent Development
     On August 29, 2006, we entered into an agreement with Microsoft terminating the stockholder agreement, dated as of September 1, 2000, that gave Microsoft the right to designate for election a director to our board. As a result of the termination, Microsoft will cease to be considered a related party for financial statement purposes.
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
     Accounting for Goodwill. Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant goodwill balances. As of June 30, 2006, the balance of goodwill on our consolidated balance sheet totaled $734.6 million and is spread across our three business segments as follows:
•	Electronic Commerce of $659.8 million;

•	Software of $62.7 million; and

•	Investment Services of $12.1 million.
     In accordance with FAS 142, we evaluate goodwill for impairment no less than annually by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The estimate of a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows, growth rates and weighted average cost of capital. Assumed growth rates ranged from 0% to 20% and varied by reporting unit based upon near and medium term growth opportunities. The assumed weighted average cost of capital approximated 13% to 15%. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. We have approximately $734.2 million of goodwill as of June 30, 2006, none of which is considered impaired, based on recent impairment testing. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to our financial statements.
     We perform our annual goodwill impairment review as of April 30 of each year. No indicators of impairment were evident during our review for fiscal year 2006.
     Intangible Assets Exclusive of Goodwill. We have recorded intangible assets that were initially recognized as a result of business combinations. The intangible assets are amortized on a straight-line method over their estimated useful lives. We evaluate, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows expected to be generated from the use of the intangible asset. If an intangible asset is impaired, the asset is written down to fair value. Intangible assets are evaluated in light of actual results from operations and related cash flows to ensure that the carrying value of these intangible assets is recoverable. Significant changes in our results from operations could result in an impairment charge. We have approximately $172.4 million of intangible assets, exclusive of goodwill, as of June 30, 2006. Given the significance of intangibles, adverse changes to our operations could result in an impairment charge that could be material to the financial statements.
     Equity Instruments Issued to Customers. Within our Electronic Commerce segment, from time to time, we have determined it appropriate to issue warrants to certain of our customers to provide an incentive for them to achieve mutually beneficial long-term objectives. These objectives can take the form of performance against long-term growth targets, such as the number of the third-party’s customers that become active bill paying subscribers of our service or the number of bills distributed electronically to the third party’s customers. Accounting standards for these types of warrants require us to record a charge when it becomes probable that the warrants will vest. For milestone-based warrants the amount of the charge would be the fair value of the portion of the warrants earned by the customer based on their progress towards achieving the milestone(s) required to vest in the warrants. At each reporting date, we would determine the current fair value of the portion of the warrants previously earned and true-up the charges previously recorded. In addition, we would record a charge for the fair value of the additional portion of the warrants earned during that period, again based on the customer’s progress towards the vesting milestones. This would continue until the warrants vest, at which time a final fair value is determined and the charge is adjusted accordingly. At the time we issued these warrants, accounting standards in place indicated that the charge for these type warrants be recorded as an expense. Since then, the EITF issued EITF 01-09. This guidance became effective for financial statements issued after December 15, 2001, and is retroactively applied to existing equity instruments previously issued. It requires that the charge for the fair value of these types of warrants be recorded against revenue up to the cumulative amount of revenue recognized for a customer instead of to expense as was previously the case. Management must use judgment in determining when the vesting of a warrant becomes probable. As of June 30, 2006, we had five million unvested warrants outstanding that expire in October 2010 that could potentially result in a charge against our revenue that could be material to our financial statements.
     Income Taxes and Deferred Income Taxes. We are subject to periodic audits of our income tax returns by federal, state and local agencies. The Internal Revenue Service is currently conducting an audit of our income tax returns for tax years June 30, 2004 and 2005. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved. We have also established a valuation allowance for state and foreign loss carryforwards, as well as foreign credit carryforwards as we believe that it is more likely than not that the tax benefits of these items will not be realized. The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements, we estimate amounts that we may settle with taxing authorities in order to conclude audits. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. As of June 30, 2006, we had established tax reserves of $9.6 million and a valuation allowance of $3.3 million. As of June 30, 2006, we have $49.6 million of deferred income tax assets recorded on our consolidated balance sheet, $7.3 million of which are recorded in the current asset section of our consolidated balance sheet, and $45.2 million of which are recorded in the long term asset section of our consolidated balance sheet, and $3.0 million of long-term deferred tax liabilities in accordance with GAAP. While our current projections indicate we will be able to fully utilize our remaining deferred income tax benefits, should competitive pressures or other business risks result in a significant variance to our projected taxable income, we could be required to establish a valuation allowance for our remaining deferred tax asset balances.

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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Annual Report and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     With our acquisitions of BlueGill in April 2000, HelioGraph in November 2003 and Accurate in April 2005, we now maintain multiple offices in the United Kingdom, as well as offices in Luxembourg and Australia. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Euro as the functional currency for Luxembourg and the Australian dollar as the functional currency for Australia. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in a formal hedging program that uses various financial instruments to mitigate this risk.

     While our international sales represented approximately five percent of our consolidated revenues for the year ended June 30, 2006, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations primarily carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate sensitive revenue. As of June 30, 2006, we entered into interest rate swap transactions totaling $75.0 million.
     The swaps are designated as cash flow hedges, and they are recorded in our consolidated balance sheet at fair value. Because of the high degree of effectiveness between the interest rate swaps and underlying interest rate sensitive revenue, fluctuations in the fair value of the swaps are generally offset by the changes resulting from the variability of cash flows from the underlying interest rate sensitive revenue. A 1% increase in interest rates would decrease the fair value of derivatives by about $60,000. The decline in fair value of the swap would also result in a decrease in net cash inflows from our interest rate swaps.
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
Item 8. Financial Statements and Supplementary Data.
     The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm and our Consolidated Financial Statements as of June 30, 2006 and 2005, and for each of the years in the three year period ended June 30, 2006, follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
CheckFree Corporation and Subsidiaries
Norcross, Georgia
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that CheckFree Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at PhoneCharge, Inc. (“PhoneCharge”), which was acquired on January 1, 2006 and whose financial statements reflect total assets and revenues constituting 6.4 percent and 2.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at PhoneCharge. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CheckFree Corporation and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2006, and the consolidated financial statement schedule listed in the index at Item 15, and our report dated

September 8, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”
Atlanta, Georgia
September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CheckFree Corporation and Subsidiaries
Norcross, Georgia
We have audited the accompanying consolidated balance sheets of CheckFree Corporation and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audit also included the financial statement schedule, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CheckFree Corporation and Subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, effective July 1, 2005, based on the modified prospective application transition method.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Atlanta, Georgia
September 8, 2006

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
	(In thousands, except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,083	$101,272
Settlement assets	107,128	73,675
Investments	144,530	196,805
Accounts receivable, net	146,605	122,158
Accounts receivable, related parties	—	5,775
Prepaid expenses and other assets	39,810	26,258
Deferred income taxes	7,311	10,407

Total current assets	618,467	536,350
PROPERTY AND EQUIPMENT, Net	100,217	89,273
OTHER ASSETS:
Capitalized software, net	3,755	6,175
Goodwill	734,591	656,174
Strategic agreements, net	106,005	147,448
Other intangible assets, net	62,416	30,935
Investments	78,559	62,996
Other noncurrent assets	8,372	4,600
Deferred income taxes	45,240	35,648
Investment in joint venture	407	317

Total other assets	1,039,345	944,293

Total assets	$1,758,029	$1,569,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,967	$11,444
Settlement obligations	103,732	73,919
Accrued liabilities	74,366	72,189
Current portion of long-term obligations	767	476
Deferred revenue	40,301	39,051

Total current liabilities	236,133	197,079
ACCRUED RENT AND OTHER	3,844	4,324
DEFERRED INCOME TAXES	2,964	4,967
DEFERRED REVENUE	3,021	1,742
CAPITAL LEASE AND LONG-TERM OBLIGATIONS – Less current portion	28,432	25,389
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock- 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock- 500,000,000 authorized shares, $0.01 par value; issued and outstanding 90,867,834 and 90,257,704 shares, respectively	909	903
Additional paid-in-capital	2,482,309	2,469,184
Unearned compensation	—	(6,168)
Accumulated other comprehensive loss	(1,593)	(2,251)
Accumulated deficit	(997,990)	(1,125,253)

Total stockholders’ equity	1,483,635	1,336,415

Total liabilities and stockholders’ equity	$1,758,029	$1,569,916

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005	2004
	(In thousands, except
	share and per share data)
REVENUES:
Processing and servicing:
Third parties	$735,840	$627,541	$481,589
Related parties	18,236	33,000	41,500

Total processing and servicing	754,076	660,541	523,089
License fees	35,196	28,458	23,912
Maintenance fees	42,218	31,231	28,271
Professional fees	47,912	29,617	23,955

Total revenues	879,402	749,847	599,227
EXPENSES:
Cost of processing, servicing and support	342,535	296,912	244,429
Research and development	101,854	80,039	64,035
Sales and marketing	87,418	69,106	50,783
General and administrative	61,948	57,486	43,724
Depreciation and amortization	99,530	175,719	176,430
In-process research and development	—	—	324
Reorganization charge	—	5,585	—

Total expenses	693,285	684,847	579,725

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSE	186,117	65,000	19,502
OTHER:
Equity in net loss of joint venture	(3,100)	(2,984)	(593)
Interest income	13,441	8,809	5,693
Interest expense	(986)	(1,094)	(13,164)
Gain on investments	—	592	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	195,472	70,323	11,438
INCOME TAX EXPENSE	74,455	24,560	1,088

INCOME FROM CONTINUING OPERATIONS	121,017	45,763	10,350
Earnings from discontinued operations before income taxes (including a gain on disposal of $12,821 in 2006)	14,310	1,518	292
Income tax expense on discontinued operations	8,064	480	107

INCOME FROM DISCONTINUED OPERATIONS	6,246	1,038	185

NET INCOME	$127,263	$46,801	$10,535

BASIC INCOME PER SHARE:
Income per share from continuing operations	$1.33	$0.51	$0.12
Income per share from discontinued operations	0.07	0.01	0.00

Total basic income per share	$1.40	$0.52	$0.12

Weighted average number of shares	90,984,495	90,767,054	89,869,760

DILUTED INCOME PER SHARE:
Income per share from continuing operations	$1.29	$0.49	$0.11
Income per share from discontinued operations	0.07	0.01	0.00

Total diluted income per share	$1.36	$0.50	$0.11

Weighted average number of shares	93,708,295	92,914,597	91,864,490

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of	Number of
	Shares of	Shares of	Common	Additional
	Common	Treasury	Stock at	Paid-In
	Stock	Stock	Par	Capital
	(In thousands, except share data)
BALANCE— JUNE 30, 2003	89,266,370	—	$893	$2,449,374
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—
Unrealized gain on foreign currency translation	—	—	—	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—
Total comprehensive loss	—	—	—	—
Stock options exercised	571,844	—	6	7,150
Tax benefit associated with exercise of stock options and warrants	—	—	—	2,621
Employee stock purchases	176,868	—	2	3,299
401(k) match	149,844	—	1	6,213
Equity-based compensation	—	—	—	2,405

BALANCE— JUNE 30, 2004	90,164,926	—	902	2,471,062
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—
Unrealized loss on foreign currency translation	—	—	—	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income	—	—	—	—
Stock options exercised	710,396	—	7	10,200
Tax benefit associated with exercise of stock options	—	—	—	4,028
Employee stock purchases	165,098	—	2	3,995
Treasury shares acquired	—	(891,200)	—	—
Treasury shares retired	(891,200)	891,200	(9)	(33,451)
401(k) match	108,484	—	1	3,069
Unearned compensation	—	—	—	8,721
Amortization of unearned compensation	—	—	—	—
Equity-based compensation	—	—	—	1,560

BALANCE— JUNE 30, 2005	90,257,704	—	903	2,469,184
Net income	—	—	—	—
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—
Unrealized gain on foreign currency translation	—	—	—	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income	—	—	—	—
Stock options exercised	1,113,286	—	11	23,747
Tax benefit associated with exercise of stock options	—	—	—	8,907
Employee stock purchases	122,334	—	1	4,066
Treasury shares acquired	—	(707,732)	—	—
Treasury shares retired	(707,732)	707,732	(7)	(33,593)
401(k) match	82,242	—	1	4,053
Reclassification of unearned compensation	—	—	—	(6,168)
Equity-based compensation	—	—	—	12,113

BALANCE— JUNE 30, 2006	90,867,834	—	$909	$2,482,309

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Accumulated
	Other	Treasury			Total
	Comprehensive	Stock	Unearned	Accumulated	Stockholders’
	Income (Loss)	At Cost	Compensation	Deficit	Equity
	(In thousands, except share data)
BALANCE— JUNE 30, 2003	$471	$—	$—	$(1,182,589)	$1,268,149
Net income	—	—	—	10,535	10,535
Unrealized loss on available-for-sale securities, net of tax	(709)	—	—	—	(709)
Unrealized gain on foreign currency translation	54	—	—	—	54
Unrealized loss on cash flow hedges, net of tax	(544)	—	—	—	(544)

Total comprehensive loss	—	—	—	—	9,336
Stock options exercised	—	—	—	—	7,156
Tax benefit associated with exercise of stock options and warrants	—	—	—	—	2,621
Employee stock purchases	—	—	—	—	3,301
401(k) match	—	—	—	—	6,214
Equity-based compensation	—	—	—	—	2,405

BALANCE— JUNE 30, 2004	(728)	—	—	(1,172,054)	1,299,182
Net income	—	—	—	46,801	46,801
Unrealized loss on available-for-sale securities, net of tax	(174)	—	—	—	(174)
Unrealized loss on foreign currency translation	(800)	—	—	—	(800)
Unrealized loss on cash flow hedges, net of tax	(549)	—	—	—	(549)

Total comprehensive income	—	—	—	—	45,278
Stock options exercised	—	—	—	—	10,207
Tax benefit associated with exercise of stock options	—	—	—	—	4,028
Employee stock purchases	—	—	—	—	3,997
Treasury shares acquired	—	(33,460)	—	—	(33,460)
Treasury shares retired	—	33,460	—	—	—
401(k) match	—	—	—	—	3,070
Unearned compensation	—	—	(8,721)	—	—
Amortization of unearned compensation	—	—	2,553	—	2,553
Equity-based compensation	—	—	—	—	1,560

BALANCE— JUNE 30, 2005	(2,251)	—	(6,168)	(1,125,253)	1,336,415
Net income	—	—	—	127,263	127,263
Unrealized gain on available-for-sale securities, net of tax	(1,015)	—	—	—	(1,015)
Unrealized gain on foreign currency translation	687	—	—	—	687
Unrealized loss on cash flow hedges, net of tax	986	—	—	—	986

Total comprehensive income	—	—	—	—	127,921
Stock options exercised	—	—	—	—	23,758
Tax benefit associated with exercise of stock options	—	—	—	—	8,907
Employee stock purchases	—	—	—	—	4,067
Treasury shares acquired	—	(33,600)	—	—	(33,600)
Treasury shares retired	—	33,600	—	—	—
401(k) match	—	—	—	—	4,054
Reclassification of unearned compensation	—	—	6,168	—	—
Equity-based compensation	—	—	—	—	12,113

BALANCE— JUNE 30, 2006	$(1,593)	$—	$—	$(997,990)	$1,483,635

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
OPERATING ACTIVITIES:
Net income	$127,263	$46,801	$10,535
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of joint venture	3,100	2,984	593
Depreciation and amortization	100,020	176,598	177,582
Deferred income tax benefit	(8,021)	(13,701)	(12,930)
Gain on investments	—	(592)	—
Equity-based compensation	17,177	8,193	5,569
Gain on sale of business	(12,821)	—	—
Net loss on disposition of property and equipment	418	277	487
Write off of in-process research and development	—	—	324
Write off of convertible notes issuance costs	—	—	2,407
Change in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	(3,430)	153	(193)
Accounts receivable	(17,367)	(11,994)	(12,874)
Prepaid expenses and other	(9,772)	(6,211)	3,495
Accounts payable	3,547	(1,750)	11
Accrued liabilities and other	7,640	4,238	(2,308)
Deferred revenue	5,848	1,099	(1,639)

Net cash provided by operating activities	213,602	206,095	171,059
INVESTING ACTIVITIES:
Purchase of property and software	(48,096)	(33,893)	(23,482)
Proceeds from sale of business	18,593	—	—
Capitalization of software development costs	(875)	(1,706)	(2,817)
Purchases of investments — Held-to-maturity	—	—	(511)
Proceeds from maturities of investments — Held-to-maturity	—	—	34,253
Purchases of investments — Available-for-sale	(429,949)	(380,672)	(240,919)
Proceeds from maturities of investments — Available-for-sale	466,011	262,704	255,972
Purchase of other investments	(573)	(223)	(74)
Proceeds from other investments	162	26	11
Decrease in restricted investments	—	—	3,000
Purchase of businesses, net of cash acquired	(136,143)	(54,934)	(122,322)
Investment in joint venture	(3,190)	(2,818)	(1,212)
Changes in other assets	(4,016)	(4,339)	(5,314)

Net cash used in investing activities	(138,076)	(215,855)	(103,415)
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(2,469)	(5,108)	(5,575)
Proceeds from stock options exercised	23,758	10,207	7,156
Proceeds from employee stock purchase plan	4,377	4,248	3,453
Payment of deferred financing fees	(1,095)	—	—
Proceeds from data center facility	2,046	—	—
Treasury shares acquired	(33,600)	(33,460)	—
Excess tax benefit from equity based compensation	3,012	—	—
Redemption of convertible notes	—	—	(172,500)
Increase in long-term deposits	—	—	25,000

Net cash used in financing activities	(3,971)	(24,113)	(142,466)
Effect of exchange rate changes on cash and cash equivalents	256	313	296

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	71,811	(33,560)	(74,526)
CASH AND CASH EQUIVALENTS:
Beginning of period	101,272	134,832	209,358

End of period	$173,083	$101,272	$134,832

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
Investments — We have certain investments in marketable debt securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Beginning with the quarter ended September 30, 2002, we started investing in available-for-sale securities. Our available-for-sale investments are recorded at fair value and changes in fair value are recorded as unrealized gains and losses in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet.
We have certain other investments in venture capital investment portfolio funds as well as equity and debt securities that are accounted for under the cost method. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. We periodically evaluate whether declines in fair value of our other investments are other-than-temporary. In performing this evaluation, we consider various factors including any decline in market price, and where available, the investee’s financial condition, results of operations, operating trends and other financial ratios.
We have received equity instruments in connection with agreements with certain partners. In such cases, our initial cost was determined based on the estimated fair value of the equity instruments received. Subsequent changes in the fair value of these equity instruments are accounted for in accordance with the investment policies described above.
In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), in the United Kingdom to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have a 50% equity interest in OneVu, therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represents 100% of the loss incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $830,000 in exchange for a security interest subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting recognizing only 50% of the results of operations of OneVu. During the three years ended June 30, 2006, we invested $7,220,000 in the joint venture.

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
Derivative Financial Instruments — On July 1, 2000, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through our consolidated statement of operations. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not enter into derivative financial instruments for speculative or trading purposes.
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
Capitalized Software — Capitalized software includes purchased technology associated with acquisitions and capitalized internal development costs. Purchased technology is initially recorded based on the fair value ascribed at the time of acquisition. Internal development costs are capitalized in accordance with the provisions of either SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) or Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Unamortized capitalized software costs in excess of estimated future net realizable values from a particular product are written down to estimated net realizable value. We determine whether software costs fall under the provisions of SFAS 86 or SOP 98-1 and account for them as follows:
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
We perform our annual goodwill impairment review on April 30 of each year. No indicators for impairment were evident during our review for fiscal year 2006.
Impairment of Long-Lived Assets — In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review long-lived assets for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required (normally measured by the expected present value technique).
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
Comprehensive Income (Loss) — We report comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). This Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, applicable to us are unrealized gains or losses of available-for-sale securities and derivative instruments, as well as unrealized foreign currency translation differences. Beginning with the quarter ended September 30, 2002, we started investing in available-for-sale securities, and during fiscal year 2004, we amended our investment policy to allow for the use of derivative financial instruments in certain instances. As of June 30, 2006, unrealized foreign currency translation losses of $59,000, gross unrealized gains of $86,000 offset by gross unrealized loss of $2,336,000 from our available-for-sale securities, net of deferred taxes of $823,000, and unrealized loss on interest rate swaps of $167,000, net of deferred taxes of $60,000, have been recorded in accumulated other comprehensive income loss, a component of stockholders’ equity of our consolidated balance sheet.
Stock-Based Compensation — On July 1, 2005, we adopted, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an associate stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”).
Upon our adoption of SFAS 123(R), we began recording compensation cost related to stock options that were unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts of our consolidated balance sheet.
Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended

SFAS 95, “Statement of Cash Flows” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.
Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share data):

	Year Ended June 30,
	2005	2004
Net income, as reported	$46,801	$10,535
Stock-based compensation included in net income	3,677	1,828
Stock-based compensation under SFAS 123(R)	(9,281)	(16,589)

Pro forma net income (loss)	$41,197	$(4,226)

Pro forma earnings (loss) per share:
Basic and diluted	$0.45	$(0.05)

The effect of adopting SFAS 123(R) on our income from continuing operations before other income and expenses, income from continuing operations before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the year ended June 30, 2006, is as follows (in thousands, except per share data):

Year Ended
June 30, 2006
Income from continuing operations before other income and expenses, as reported	$186,117
Effect of adopting SFAS 123(R)	5,993

Income from continuing operations before other income and expenses	$192,110

Income from continuing operations before income taxes, as reported	$195,472
Effect of adopting SFAS 123(R)	5,993

Income from continuing operations before income taxes	$201,465

Net income, as reported	$127,263
Effect of adopting SFAS 123(R)	3,717

Net income	$130,980

Net cash provided by operating activities, as reported	$213,602
Effect of adopting SFAS 123(R)	3,012

Net cash provided by operating activities	$216,614

Net cash provided by financing activities, as reported	$(3,971)
Effect of adopting SFAS 123(R)	(3,012)

Net cash provided by financing activities	$(6,983)

Net income per share, as reported:
Basic	$1.40
Diluted	$1.36
Effect of adopting SFAS 123(R) on net income per share:
Basic and diluted	$0.04
Net income per share:
Basic	$1.44
Diluted	$1.40

Stock-Related Transactions With Third Parties — We account for stock warrants issued to third parties, including customers, in accordance with the provisions of SFAS 123(R), EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Under the provisions of EITF 96-18, because none of the agreements have a disincentive for non-performance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9, which became effective for us during the quarter ended March 31, 2002, requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.
Basic and Diluted Earnings Per Share — We report basic and diluted earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted per common share amounts assume the issuance of common stock for all potentially dilutive equivalent shares outstanding.
Foreign Currency Translation — The U.S. dollar is the functional currency for most of our businesses. Significant operations with a local currency as functional currency include operations in the United Kingdom, Canada, European Union, and Australia. Foreign currency denominated assets and liabilities for these operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet. Realized gains and losses from currency exchange transactions are recorded in operating expenses in our consolidated statements of operations and were not material to our consolidated results of operations for fiscal years 2006, 2005 and 2004.
Revenue Recognition — Our sources of revenue and methodology of recognition is as follows:
•	Processing and servicing — Processing and servicing includes revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. We recognize revenues when the services have been performed. Certain customer agreements include minimum monthly revenue commitments to us and; of those agreements, some have provisions that allow these minimum commitments to be credited against future services, as defined. We defer any portion of the minimum revenue commitments that we expect to be credited against future services until the future services are performed or the credits expire unused. Our estimate of minimums to be credited against future services is primarily based on customer specific historical experience and volume and growth experience with other customers. Transaction fees related to our walk-in payment operations are recorded gross of agent commissions if we are required to invoice our customers for such fees and remit the commission to our agents.

As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to the applicable merchants. These revenues, which are generated from trust account balances not included on our consolidated balance sheets, are included in our processing and servicing revenues and totaled $41,643,000, $26,648,000 and $14,813,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

•	License fees — We recognize revenues on software transactions in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the terms and conditions in the contract. In accordance with the provisions of SOP 97-2, revenues from software license agreements are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligation remains under the contract. We have multiple-element software arrangements which in addition to software typically also include professional services and maintenance services. For these arrangements, we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We determine the fair value of the undelivered elements based the amounts charged when those elements are sold separately. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor costs incurred to total estimated labor costs to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue.
•	Maintenance fees — We recognize maintenance fee revenues ratably over the term of the related contractual support period, generally 12 months.

•	Professional fees — Other revenues consists primarily of consulting and training services. We recognize consulting revenues as services are performed and training revenues are recognized upon delivery of the related services.
Our customers are billed in accordance with contract terms. Maintenance is generally billed on an annual basis. We record any unrecognizable portion of billed fees as deferred revenue until such time as revenue recognition is appropriate. Credit losses, if any, are contemplated in the establishment of the allowance for doubtful accounts.
Advertising Costs — We expense advertising costs as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising expense for the years ended June 30, 2006, 2005 and 2004 were $5,971,000, $6,064,000 and $3,632,000, respectively. Advertising expenses are included in sales and marketing costs in our consolidated statements of operations.
Income Taxes — We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
Business Segments — We report information about our business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Statement defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. See Note 20 for our segment information.
Related Parties — We consider certain entities to be related parties as defined by SFAS 57, “Related Party Disclosures” (“SFAS 57”), based on the ability to designate for election a director to our board of directors as well as the level of share ownership. First Data Corporation (“FDC”) was considered a related party until the beginning of our quarter ended September 30, 2004. Bank of America was considered a related party from October 2000 to January 2003. Microsoft Corporation (“Microsoft”) was considered a related party in each of the three years in the period ending June 30, 2006. On August 29, 2006, we entered into an agreement with Microsoft terminating its stockholder agreement, dated September 1, 2000, that gave Microsoft the right to designate for election a director to our board. As a result of the termination, Microsoft is no longer considered a related party for financial statement purposes.
Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 provides relief for entities that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and was adopted by us during the third quarter of fiscal 2006. The adoption did not have a material impact on our consolidated financial statements.
In March 2005, the FASB issued FIN No. 47 “Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and, therefore, is applicable for the year ended June 30, 2006. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.
EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), requires that entities should present these taxes in the income statement on either a gross or net basis, based on their accounting policy. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus is effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact of adopting EITF 06-3 on our consolidated financial statements.
Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal year 2006 presentation.
NOTE 2. ACQUISITIONS AND DIVESTITURES
     PhoneCharge, Inc.
In January 2006, we completed the acquisition of PhoneCharge, Inc. (“PhoneCharge”), a provider of telephone and Internet-based bill payment services, for approximately $100,000,000 in cash. Along with additional biller relationships, PhoneCharge brought us telephone bill payment capabilities with credit card based payment funding capability. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $67,813,000, which is deductible for tax purposes. PhoneCharge is a part of our Electronic Commerce Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$25,000	5 yrs
Current technology	4,400	5 yrs
Tradenames	1,700	3 yrs
The effect of our acquisition of PhoneCharge during the quarter ended March 31, 2006, was not material to our operations, individually or on a combined basis with other current year acquisitions.
     Aphelion, Inc.
In October 2005, we completed the acquisition of substantially all of the assets of Aphelion, Inc. (“Aphelion”), a provider of health club management software and services for approximately $18,094,000 in cash. The addition of Aphelion expands the number of clubs we serve, strengthens our presence in the mid-sized and independent club markets, and brings us prospective electronic funds transfer customers. Based on the preliminary purchase price allocation, we recorded goodwill of approximately $10,653,000, which is deductible for tax purposes. Aphelion is a part of our Electronic Commerce Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$5,000	5 yrs
Current technology	1,300	5 yrs
Tradenames	600	3 yrs
Covenants not to compete	320	2 yrs
The effect of our acquisition of Aphelion during the quarter ended December 31, 2005, was not material to our operations, individually or on a combined basis with other current year acquisitions.
     Integrated Decision Systems, Inc.
In September 2005, we completed the purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry, for approximately $18,027,000 in cash. The acquisition of IDS extends our client base to include more participants in the investment management industry. Based on the purchase price allocation, we recorded goodwill of approximately $8,019,000, which is deductible for tax purposes. The business was integrated with our Investment Services Division. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer base	$7,000	6 yrs
Tradenames	1,831	3 yrs
Current technology	500	3 yrs
The effect of our acquisition of IDS during the quarter ended September 30, 2005, was not material to our operations, individually or on a combined basis with other current year acquisitions.
     Accurate Software Limited
In April 2005, we completed our acquisition of Accurate Software Limited (“Accurate”) for approximately $56,982,000 in cash. We completed the acquisition of Accurate to further solidify our leadership in financial software and services, expand our global presence and client base, and drive continued product innovation in operational risk management solutions for banks, brokerages and corporations.

Accurate, a United Kingdom-based provider of reconciliation, exception management, workflow and business intelligence solutions, is part of our Software Division. We treated this acquisition as a purchase for accounting purposes, and, accordingly, we recorded assets and liabilities based on their fair market values at the date of the acquisition. Based on the purchase price allocation, we recorded goodwill of approximately $40,064,000, not deductible for tax purposes. As a direct result of our acquisition of Accurate, we recorded a charge in the amount of $1,039,000 to write down the value of previously capitalized software due to technology redundancy. This charge is included in depreciation and amortization within our consolidated statement of operations for the year ended June 30, 2005. The values ascribed to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life
Customer relationships	$11,000	6 yrs
Current technology	1,860	2 to 5 yrs
Covenants not to compete	2,490	1 yr
Tradenames	2,026	1.5 to 3 yrs
The effect of our acquisition of Accurate during fiscal year 2005 was not material to us.
     Disposition of M-Solutions
On February 6, 2006, we completed the sale of the assets of the M-Solutions business unit, which was part of our Investment Services Division, for $18,593,000 in cash, subject to post-closing adjustments. The sale was the result of an unsolicited offer and resulted in a gain on disposal of $12,821,000. As a result of this disposition, the operating results of the M-Solutions business for the current and prior periods through the disposition date have been reclassified as discontinued operations in the Consolidated Financial Statements and related notes. M-Solutions generated revenue of $4,957,000 during the year ended June 30, 2006 prior to its disposition. Our M-Solutions unit was based in Durham, North Carolina, and its product line included M-Search®, CheckFree M-Pact and M-Watch®. The estimated carrying amount of the major classes of assets and liabilities included as part of our disposal group as of February 6, 2006, were as follows (in thousands):

Total current assets	$1,174
Property and equipment, net	369
Goodwill	7,250
Other intangible assets, net	1,305

Total other assets	8,555

Total assets	$10,098

Total liabilities	$4,326

NOTE 3. INVESTMENTS
Our investments consist of the following (in thousands):

	June 30,
	2006	2005
Available-for-sale	$378,678	$347,895
Other investments	1,782	918
Less: amounts classified as cash equivalents	157,371	89,012

Total investments	$223,089	$259,801

Available-for-Sale — The following is a summary of our available-for-sale investment securities (in thousands):

	Cost or
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2006:
Corporate bonds	$19,734	$2	$(193)	$19,543
Asset-backed securities	31,267	3	(132)	31,138
Collateralized mortgage obligations	14,928	81	(370)	14,639
Commercial paper	44,659	—	—	44,659
Certificates of Deposit	10,000	—	—	10,000
U.S. Government and federal agency obligations	62,459	—	(764)	61,695
Municipal bonds	67,197	—	(11)	67,186
Money market and mutual funds and other	103,254	—	—	103,254
Mortgage pass-through securities	27,430	—	(866)	26,564

Available-for-sale investments	380,928	86	(2,336)	378,678
Less: amounts classified as cash equivalents	157,371	—	—	157,371

Net available-for-sale investments	$223,557	$86	$(2,336)	$221,307

	Cost or
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2005:
Corporate bonds	$59,211	$9	$(167)	$59,053
Asset-backed securities	21,470	25	(95)	21,400
Collateralized mortgage obligations	11,404	26	(224)	11,206
Commercial paper	2,760	—	—	2,760
U.S. Government and federal agency obligations	46,382	2	(241)	46,143
Municipal bonds	74,208	12	(17)	74,203
Money market and mutual funds	103,152	—	—	103,152
Mortgage pass-through securities	30,178	14	(214)	29,978

Available-for-sale investments	348,765	88	(958)	347,895
Less: amounts classified as cash equivalents	89,012	—	—	89,012

Net available-for-sale investments	$259,753	$88	$(958)	$258,883

The fair value of available-for-sale securities is based on quoted market values or estimates from independent pricing services.

We have determined that the unrealized losses in our available-for-sale investments, comprised of 140 and 135 securities, are deemed to be temporary impairments as of June 30, 2006 and 2005, respectively. We believe that the unrealized losses generally are caused by increases in market interest rates rather than adverse changes in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We believe that the investment’s full principal will be returned to us at maturity. The following table summarizes the aggregate amount of cost or amortized cost, gross unrealized losses, and estimated fair values of these investments classified as available-for-sale as of June 30, 2006 and 2005 (in thousands):

	Cost or	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Values
June 30, 2006:
Corporate bonds	$16,830	$(193)	$16,637
Asset-backed securities	13,946	(132)	13,814
Collateralized mortgage obligations	13,990	(370)	13,620
U.S. Government and federal agency obligations	48,420	(764)	47,656
Municipal bonds	1,073	(11)	1,062
Mortgage pass-through securities	27,430	(866)	26,564

Impaired available-for-sale investments	$121,689	$(2,336)	$119,353

June 30, 2005:
Corporate bonds	$21,270	$(167)	$21,103
Asset-backed securities	14,663	(95)	14,568
Collateralized mortgage obligations	9,849	(224)	9,625
U.S. Government and federal agency obligations	45,321	(241)	45,080
Municipal bonds	11,595	(17)	11,578
Mortgage pass-through securities	21,979	(214)	21,765

Impaired available-for-sale investments	$124,677	$(958)	$123,719

The following table summarizes the unrealized losses on our available-for-sale investment securities for which other-than-temporary impairments have not been recognized as of June 30, 2006 and 2005 (in thousands):

	Less than		Equal or Greater than
	12 Months Impaired		12 Months Impaired
					Total	Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses
June 30, 2006:
Corporate bonds	$7,433	$(49)	$9,204	$(144)	$16,637	$(193)
Asset-backed securities	7,381	(53)	6,433	(79)	13,814	(132)
Collateralized mortgage obligations	7,520	(95)	6,100	(275)	13,620	(370)
U.S. Government and federal agency obligations	12,087	(108)	35,569	(656)	47,656	(764)
Municipal bonds	1,062	(11)	—	—	1,062	(11)
Mortgage pass-through securities	14,343	(338)	12,221	(528)	26,564	(866)

Impaired available-for-sale Investments	$49,826	$(654)	$69,527	$(1,682)	$119,353	$(2,336)

June 30, 2005:
Corporate bonds	$11,227	$(66)	$9,876	$(101)	$21,103	$(167)
Asset-backed securities	12,385	(69)	2,183	(26)	14,568	(95)
Collateralized mortgage obligations	6,193	(47)	3,432	(177)	9,625	(224)
U.S. Government and federal agency obligations	13,328	(85)	31,752	(156)	45,080	(241)
Municipal bonds	11,578	(17)	—	—	11,578	(17)
Mortgage pass-through securities	21,563	(212)	202	(2)	21,765	(214)

Impaired available-for-sale Investments	$76,274	$(496)	$47,445	$(462)	$123,719	$(958)

The following table summarizes the contractual maturities of our debt securities classified as available-for-sale investments using estimated fair values as of June 30, 2006 (in thousands):

	Contractual Maturities
			After Five
		After One Year	Years
	Within one	through Five	through Ten	After Ten
	Year	Years	Years	Years
Corporate bonds	$9,540	$9,002	$—	$—
Asset-backed securities	—	9,742	3,267	18,130
Collateralized mortgage obligations	500	—	2,172	11,967
Commercial paper	5,581	—	—	—
Certificates of deposit	10,000	—	—	—
U.S. Government and federal agency obligations	7,686	39,163	334	473
Municipal bonds	3,500	7,811	—	55,875
Mortgage pass-through securities	—	—	454	26,110

Total debt securities classified as available-for-sale investments	$36,807	$65,718	$6,227	$112,555

The following table summarizes the contractual maturities of our debt securities classified as available-for-sale investments as of June 30, 2006 (in thousands):

	Cost or
	Amortized	Estimated
	Cost	Fair Values
Contractual Maturities
Due in one year or less	$36,898	$36,807
Due after one year through five years	66,609	65,718
Due after five years through ten years	6,363	6,227
Due after ten years	113,687	112,555

Total	$223,557	$221,307

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the quarter ended March 31, 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of June 30, 2006 and 2005, we had approximately $78,000,000 and $79,150,000 in auction rate securities, respectively.
In 2006, we sold available-for-sale investments of approximately $466,011,000. We recognized no gross gains or gross losses on those sales. In 2005, we sold available-for-sale investments of approximately $262,704,000. We recognized gross gains of $4,000 and gross losses of $40,000 on those sales. In 2004, we sold available-for-sale securities of approximately $255,972,000. We recognized gross gains of $247,000 and gross losses of $484,000 on those sales.
The amount of the net unrealized holding gains or (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) as of June 30, 2006, 2005 and 2004 was $(1,427,000), $(412,000) and $(238,000), respectively. The amount of losses reclassified out of accumulated other comprehensive income (loss) into earnings for the fiscal years ended June 30, 2006, 2005 and 2004 was $0, $24,000 and $210,000, respectively. We use the specific identification method to determine the basis on which the cost of a security is sold or the amount that we reclassify out of the accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, into earnings.

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
Other investments — We account for other investments under the cost method. Our other investments include common stock, warrants and venture capital initiatives. The common stocks and warrants consist of preferred stock warrants in a non-publicly traded electronic billing related company. The fair value of our investments was approximately $110,000 as of June 30, 2006 and 2005.
Our venture capital investments are in early to mid-stage financial solutions and technology companies. We have made a commitment to invest $1,000,000 and $4,000,000 in two separate venture capital initiatives. Actual contributions are made at the point in time a specific company in which venture capital will be invested is identified. The fair value of our venture capital initiative with a $1,000,000 commitment was approximately $649,000 and $721,000 as of June 30, 2006 and 2005. The cost and fair value of our venture capital initiative with a $4,000,000 commitment was approximately $569,000 and $87,000 as of June 30, 2006 and 2005, respectively.
Pledged investments — We have pledged certain available-for-sale investments as collateral for payments due under our operating leases and have three standby letters of credit related to our operating leases. In conjunction with our operating leases, the total amount of our collateralized available-for-sale investments and standby letters of credit at June 30, 2006 and 2005 was approximately $2,383,000 and $2,953,000, respectively. The standby letters of credit associated with our operating leases expire at various dates through April 2007 but automatically renew yearly through the underlying lease expiration dates. Our operating leases expire at various dates through December 2015.
NOTE 4. ACCOUNTS RECEIVABLE
The components of our accounts receivable consist of the following (in thousands):

	June 30,
	2006	2005
Trade accounts receivable	$128,462	$114,238
Unbilled trade accounts receivable	4,685	3,729
Other receivables	14,967	12,537

Total	148,114	130,504
Less: allowance for doubtful accounts	1,509	2,571

Accounts receivable, net	$146,605	$127,933

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

NOTE 5. PROPERTY AND EQUIPMENT
The components of our property and equipment are as follows (in thousands):

	June 30,
	2006	2005
Land and land improvements	$4,944	$4,944
Building and building improvements	55,684	51,928
Computer equipment and software licenses	279,490	235,863
Furniture and equipment	21,772	21,589
Construction in progress	2,046	—

Total	363,936	314,324
Less: accumulated depreciation	263,719	225,051

Property and equipment, net	$100,217	$89,273

Depreciation expense totaled $40,417,000, $37,502,000 and $35,520,000 for the years ended June 30, 2006, 2005 and 2004, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
In January 2006, we completed our acquisition of PhoneCharge, Inc. and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $67,813,000.
In October 2005, we completed our acquisition of Aphelion, Inc. and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $10,653,000.
In September 2005, we completed our acquisition of substantially all of the assets of Integrated Decision Systems, Inc. and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $8,019,000.
In April 2005, we completed our acquisition of Accurate and, based on the preliminary purchase price allocation, we recorded goodwill of approximately $40,882,000. In December 2005, we made a final purchase price adjustment of $818,000 to record deferred taxes related to net operating losses which became available to us.
As of June 30, 2006 and 2005, our only non-amortizing intangible asset is goodwill. The impact of changes in foreign currency exchange rates is not significant to our recorded goodwill. The changes in the carrying value of goodwill by segment, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2004	$578,695	$22,889	$11,387	$612,971
Goodwill acquired	2,544	40,659	—	43,203

Balance as of June 30, 2005	581,239	63,548	11,387	656,174
Goodwill acquired	78,466	—	8,019	86,485
Disposition of business	—	—	(7,250)	(7,250)
Purchase price adjustment	—	(818)	—	(818)

Balance as of June 30, 2006	$659,705	$62,730	$12,156	$734,591

The components of our various amortized intangible assets are as follows (in thousands):

	June 30,
	2006	2005
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,108	$167,458
Internal development costs	32,970	33,226

Total	200,078	200,684
Less: accumulated amortization	196,323	194,509

Capitalized software, net	$3,755	$6,175

Strategic agreements:
Strategic agreements(1)	$744,423	$744,423
Less: accumulated amortization	638,418	596,975

Strategic agreements, net	$106,005	$147,448

Other intangible assets:
Tradenames	$53,176	$52,754
Customer base	89,639	57,068
Current technology	10,290	4,090
Money transfer licenses	1,700	1,700
Covenants not to compete	5,670	5,350

Total	160,475	120,962
Less: accumulated amortization	98,059	90,027

Other intangible assets, net	$62,416	$30,935

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
Amortization of all of our intangible assets totaled $59,603,000, $139,096,000 and $142,062,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Amortization of capitalized software costs, which is a subset of our total intangible asset amortizations, totaled $3,295,000, $5,650,000 and $5,504,000 for the years ended June 30, 2006, 2005 and 2004, respectively.
Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2007	$42,021
2008	40,546
2009	38,110
2010	37,128
2011	12,385
NOTE 7. ACCRUED LIABILITIES
The components of our accrued liabilities are as follows (in thousands):

	June 30,
	2006	2005
Compensation and benefits	$36,433	$33,156
Other	37,933	33,677
Reorganization reserves	—	5,356

Total	$74,366	$72,189

NOTE 8. FINANCING AGREEMENTS
In August 2003, our wholly owned subsidiaries, CheckFree Services and Bastogne, Inc., a bankruptcy-remote, special purpose entity (“Bastogne”), entered into a Master Agreement with SunTrust Banks, Atlanta, Georgia (“SunTrust”) with respect to activities in our Electronic Commerce Division. Under this Master Agreement, SunTrust provides us with Automated Clearing House (“ACH”) and other electronics funds transfer services, on behalf of Bastogne in connection with the receipt, investment, custody and transmission of subscriber funds. In addition, SunTrust and its affiliates provide us with various deposit accounts and investment accounts and services to Bastogne. CheckFree Services provides processing and administrative services to Bastogne to facilitate transactions under the Master Agreement.
SunTrust has agreed to provide a facility to Bastogne to cover overdrafts occurring from time to time due to timing differences between transmission of subscriber funds and movement of funds from Bastogne’s investment accounts to the zero balance demand deposit account maintained by Bastogne with SunTrust. In addition, SunTrust provides ACH services, and maintains and permits Bastogne to use SunTrust’s MasterCard ICA transit number and VISA bank identification numbers to facilitate transactions in the MasterCard and VISA systems. The obligations of Bastogne under the Master Agreement to SunTrust are guaranteed by CheckFree Services.
Line of Credit
On April 13, 2006, we entered into a revolving credit facility with SunTrust that provides for up to $300,000,000 in revolving credit loans, swingline loans and the issuance of letters of credit. The credit facility terminates on April 13, 2011, unless terminated earlier. Any borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated EBITDA. The credit facility also requires the payment of a commitment fee, expressed as a percentage per annum on any unused commitment.
The credit facility contains certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. The credit facility also contains customary events of default, including payment defaults, material inaccuracies in representations and warranties, covenant defaults, cross-defaults to certain other agreements, certain events of bankruptcy and insolvency, certain ERISA events, judgment defaults in excess of specified amounts, failure of any guaranty supporting the credit facility to be in full force and effect, and a change in control. Simultaneously with entering into the revolving credit facility, we terminated our existing $185,000,000 credit facility, originally entered into on August 20, 2004. This terminated facility was scheduled to expire on August 20, 2007. All collateral securing our terminated facility was released upon its ending.
Data Center Facility
On April 13, 2006, we entered into a series of financing and leasing arrangements (the “Agreements”) with a consortium of banks for the purpose of funding the construction of up to two data centers. We will record the construction of the data centers as construction in progress during the construction period and will begin to record depreciation once we have assumed occupancy. Pursuant to the terms of the Agreements, SunTrust is required to purchase a fee simple interest in certain parcels of real property (the “Properties”) specified by CheckFree Services, and CheckFree Services, as construction agent for SunTrust, is required to construct data center facilities (the “Facilities”) on the Properties. The funding for the acquisition of the Properties and the construction of the Facilities will be provided by SunTrust and certain financial institutions. The aggregate limit on the funding to be provided by SunTrust and the financial institutions is $100,000,000. As of June 30, 2006, we have borrowed $3,331,000 against this facility at an average interest rate of 5.859%.
During construction and after completion of the Facilities, SunTrust will lease the Properties and the Facilities to CheckFree Services pursuant to the terms of the Agreements. CheckFree Services will make minimum lease payments, representing the interest charge on the outstanding balance, beginning upon completion of construction that will vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread. The lease agreements will expire on April 12, 2013, unless terminated earlier pursuant to the terms of the lease agreements.

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
The Agreements contain certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. We are in compliance with our covenants as of June 30, 2006.
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
The components of our capital leases included in our consolidated balance sheets are as follows (in thousands):

	June 30,
	2006	2005
Equipment and software licenses	$15,830	$13,583
Less: accumulated depreciation and amortization	12,080	8,310

Property under capital leases, net	$3,750	$5,273

Future minimum lease payments required by our capital lease are as follows:

Fiscal Year Ending June 30,
2007	$358
2008	67

Total future minimum lease payments	425
Less: amount representing interest	17

Net future minimum payments	$408

Additionally, we have purchased software licenses under agreements with extended payment terms. Total amounts due under these agreements are as follows (in thousands):

Fiscal Year Ending June 30,
2007	$494
2008	24

Total future minimum lease payments	518
Less: amount representing interest	58

Net future minimum payments	$460

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
NOTE 11. COMMITMENTS AND CONTINGENCIES
Operating Leases — We lease office space and equipment under operating leases. Certain leases contain renewal options and generally provide that we are required to pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the lease. Total expense under all operating lease agreements for the years ended June 30, 2006, 2005 and 2004 was $20,918,000, $19,895,000 and $23,500,000, respectively.
Future minimum rental payments as of June 30, 2006 under these leases are as follows (in thousands):

Fiscal Year Ending June 30,
2007	$17,892
2008	16,996
2009	15,101
2010	12,874
2011	8,865
Thereafter	30,678

Future minimum lease payments	$102,406

We have pledged certain available-for-sale investments as collateral for payments due under our operating leases and have three standby letters of credit related to our operating leases. In conjunction with our operating leases, the total amount of our collateralized available-for-sale investments and standby letters of credit at June 30, 2006 and 2005 was approximately $2,383,000 and $2,953,000, respectively. The standby letters of credit associated with our operating leases expire at various dates through April 2007 but automatically renew yearly through the underlying lease expiration dates. Our operating leases expire at various dates through December 2015.
Guarantees — In connection with our MSFDC, L.L.C. (“TransPoint”) acquisition, we entered into commercial agreements with Microsoft and FDC to provide payment processing services. These agreements included minimum guaranteed revenue commitments totaling $180,000,000 over five years. The monthly minimum commitments from Microsoft and FDC increased over the five year term of the agreements and expired during the fiscal year 2006.
FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The following is a summary of agreements that we have determined to be within the scope of FIN 45:
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
We have entered into the following guarantees related to our walk-in payment operations. The transmittal of consumer funds for three customers is guaranteed. We have issued bonds and letters of credit totaling $20,635,000 on behalf of consumers in the event that consumer funds are not remitted to billers. Historically, payments made related to us settling claims under these arrangements have not been significant. As a result, we believe the estimated fair value of any unsettled claims is nominal. Accordingly, we have no liabilities recorded for these arrangements as of June 30, 2006.
Litigation — We are party to a number of claims and lawsuits that are incidental to our business. In our opinion, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.
NOTE 12. CAPITAL STOCK
On November 1, 2000, our stockholders approved an increase in the number of authorized shares from 165,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, $.01 par value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. The preferred stock may be issued in one or more series and may be established with such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as our board of directors may determine without further stockholder approval. No preferred shares have been issued through June 30, 2006.
On December 16, 1997, our board of directors declared a dividend distribution of Preferred Share Purchase Rights (“Rights”) to protect our stockholders in the event of an unsolicited attempt to acquire us. On December 19, 1997, the Rights were issued to our stockholders of record, with an expiration date of December 16, 2007. Until a person or group acquires 15% or more of our common stock, the Rights will automatically trade with our shares of common stock. Only when a person or group has acquired 15% or more of our common stock, will the Rights become exercisable and separate certificates issued. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of our common stock, the Rights are redeemable for $.001 per Right at the option of our board of directors.
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
In November 2002, our stockholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At June 30, 2006, there were 3,160,107 additional shares available for grant under the 2002 Plan.
In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, we are entitled to a tax deduction. The tax benefit of the deduction is not reflected in our consolidated statements of operations but is reflected as an increase in additional paid-in capital.
As of June 30, 2006, we have four types of share-based payment arrangements with our associates; stock options, restricted stock, associate stock purchase plan, and our 401(k) match (see Note 15).
Stock Options
The following tables summarize the activity of stock options under our 1995 and 2002 Plans from July 1, 2003 to June 30, 2006:

Year ended June 30, 2006
		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	4,685,572		$27.44
Granted	144,988		41.39
Exercised	(1,056,336)		22.37	$25,700,000
Cancelled	(169,474)		44.85

Outstanding — End of year	3,604,750	4.8 years	$28.84	$74,700,000

Options exercisable at end of year	3,045,659	4.8 years	$28.96	$49,000,000

Weighted average per-share fair value of options granted during the period	$23.37

Year ended June 30, 2005
		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	5,414,603		$26.18
Granted	200,223		25.80
Exercised	(649,864)		16.08	$13,000,000
Cancelled	(279,390)		28.05

Outstanding — End of year	4,685,572	5.3 years	$27.44	$30,800,000

Options exercisable at end of year	3,763,822	5.3 years	$28.64	$17,800,000

Weighted average per-share fair value of options granted during the period	$14.39

Year ended June 30, 2004
		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	7,236,216		$31.73
Granted	407,678		27.55
Exercised	(571,844)		12.51	$9,900,000
Cancelled	(1,657,447)		55.91

Outstanding — End of year	5,414,603	5.7 years	$26.18	$20,800,000

Options exercisable at end of year	3,515,377	5.7 years	$28.80	$10,900,000

Weighted average per-share fair value of options granted during the period	$17.52
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 2006, 2005 and 2004, respectively: dividend yield of 0% in all periods; expected volatility of 50%, 55% and 61% risk-free interest rates of 4.67%, 3.15% and 2.95% and expected lives of three to six years. We have used the simplified method as provided by Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the years ended June 30, 2006, 2005 and 2004, respectively. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.
As of June 30, 2006, we had approximately $5,400,000 of unearned compensation related to nonvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than two years.
Beginning in Fiscal Year 2005, we adopted a Long-Term Incentive Compensation (“LTIC”) program to replace our traditional equity based compensation program. Under the LTIC program, we grant a smaller number of options and shares of restricted stock under the 2002 Plan. We do not treat shares of restricted stock as issued and outstanding on our balance sheet until the restrictions lapse. Our disclosure of vested shares includes shares which are never issued because they are withheld to fund employees’ payroll taxes. We withheld 1,103 shares under the LTIC program during the year ended June 30, 2006 to fund employees’ payroll taxes. Our annual LTIC grants occur in the first quarter of each fiscal year. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. We recorded an expense of approximately $2,774,000 and $2,553,000 for the years ended June 30, 2006 and 2005, respectively, related to the vesting of restricted stock under the LTIC.
In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Plan, BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer, and we will issue approximately 153,000 shares of restricted stock under the 2002 Plan on or about July 17, 2006. We recorded an expense of $1,612,000, $2,112,000 and $2,994,000 for the years ended June 30, 2006, 2005 and 2004, respectively, for cash payments made and the vesting of restricted stock units. There was no financial impact to us for the year ended June 30, 2003. On July 19, 2004, we issued 51,143 shares relating to the portion of the Tender Offer that vested on July 17, 2004. In total, 80,588 shares actually vested, of which 29,445 shares were retained by us to fund the employee’s payroll taxes associated with the vesting. On July 19, 2005, we issued 42,756 shares relating to the portion of the Tender Offer that vested on July 17, 2005. In total, 67,174 shares actually vested, of which 24,418 shares were retained by us to fund the employee’s payroll taxes associated with the vesting. On July 17, 2006, we issued 38,998 shares relating to the portion of the Tender Offer that vested on July 17, 2006. In total, 62,239 shares actually vested, of which 23,241 shares were retained by us to fund the employee’s payroll taxes associated with the vesting.

Restricted Stock
The following tables summarize the activity of restricted stock under our 2002 Plan, from July 1, 2003 to June 30, 2006:

Year ended June 30, 2006
	Number of	Weighted
	Restricted	Average Grant	Aggregate Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of year	456,676	$26.16
Granted	261,361	39.04
Vested	(82,471)	26.60	$2,900,000
Cancelled	(31,685)	26.97

Outstanding — End of year	603,881	$31.49

Year ended June 30, 2005
	Number of	Weighted
	Restricted	Average Grant	Aggregate Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of year	242,678	$26.54
Granted	371,446	25.95
Vested	(89,977)	26.53	$2,800,000
Cancelled	(67,471)	25.94

Outstanding — End of year	456,676	$26.16

Year ended June 30, 2004
	Number of	Weighted
	Restricted	Average Grant	Aggregate Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of year	—	$—
Granted	253,851	26.53
Vested	—	—	$—
Cancelled	(11,173)	26.50

Outstanding — End of year	242,678	$26.54

As of June 30, 2006, we had approximately $8,800,000 of nonvested restricted stock which we will record in our statement of operations over a weighted average recognition period of about two years.
Associate Stock Purchase Plan
Under our Associate Stock Purchase Plan, we are authorized to issue up to 1,000,000 shares of our common stock to our full-time employees, nearly all of whom are eligible to participate. In November 2002, our stockholders approved an increase in the number of shares reserved and available for sale under our Associate Stock Purchase Plan from 1,000,000 shares to 2,000,000 shares. Under the terms of the Associate Stock Purchase Plan, our employees can choose, every six months, to have up to 15% of their salary withheld to purchase our common stock. The purchase price of the stock is 85% of the end-of-period market price. On June 13, 2005, we amended our Associate Stock Purchase Plan to remove a look-back feature which established the purchase price as 85% of the lower of the beginning-of-period and end-of-period market price. Participation in the plan by eligible employees has ranged from 25% to 50% in any given six-month period. Under the Associate Stock Purchase Plan, we issued 53,066 shares in July 2006, 54,390 in January 2006, 67,204 shares in July 2005, 92,805 in January 2005, 72,293 in July 2004 and 74,952 in January 2004 from our employees’ salary withholdings from the respective previous six-month period. As of June 30, 2006, there are 670,389 shares available for future issuance to our employees under our Associate Stock Purchase Plan. For the year ended June 30, 2006, we recorded an expense of approximately $708,000 under the provisions of SFAS 123(R) for our Associate Stock Purchase Plan.

The following is a summary of the weighted average fair market value of the look-back feature in fiscal years 2005 and 2004 estimated on the grant date using the Black-Scholes option pricing model, and the related assumptions used:

	June 30,	December 31,	June 30,	December 31,
	2005	2004	2004	2003
Fair value of stock purchase rights	$9.27	$7.61	$7.56	$8.46
Assumptions:
Risk-free interest rate	2.6%	1.7%	1.0%	1.0%
Expected life	3 months	3 months	3 months	3 months
Volatility	33.9%	33.5%	43.7%	53.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
In January 1997, our board of directors approved an amendment to our 401(k) plan, which authorized up to 1,000,000 shares of our common stock to be used by us to match our employee contributions to our 401(k) plan. Our board of directors authorized an additional 1,000,000 shares of our common stock for the matching contribution in November 2002. We issued 108,785 shares in August 2006, 82,242 shares in August 2005 and 108,484 shares in August 2004 to fund our 401(k) match that had accrued during the years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, there were 883,227 shares available for future contributions to our 401(k) plan.
Stock Related Transactions With Third Parties - In October 2000, we completed an agreement to acquire various electronic billing and payment assets from Bank of America in exchange for 10,000,000 shares of our common stock, $35,000,000 in cash and warrants to acquire an additional 10,000,000 shares of our common stock. In connection with a December 2003 modification of the terms of our processing services agreement with Bank of America, the amount of shares available under the warrants was reduced to 5,000,000. Bank of America has the ability to earn warrants for up to 5,000,000 shares, 3,000,000 of which vest upon achievement of specific levels of active subscriber adoption of electronic billing and payment services and 2,000,000 of which vest upon achievement of specific levels of electronic bills delivered, as defined. The warrants have a strike price of $32.50 and expire on September 30, 2010. At the time that vesting of a portion of these warrants becomes probable, we will record a charge for the fair value of the portion of the warrants earned to date based on Bank of America’s progress towards achieving the milestones set forth in the agreement. We will continue to record a charge each period for any additional portion of the warrants earned, plus any change in fair value of the cumulative amount of warrants earned to date, up to the point in time that the milestones are achieved and actual vesting occurs. Any charge associated with these warrants will be recorded as a reduction of revenue up to the aggregate amount of revenue received from Bank of America. No such charges have occurred through June 30, 2006.
In January 1998, we entered into a ten-year processing agreement with a strategic partner. Under the terms of the agreement, the partner acquired ten-year warrants exercisable at $20 15/16 for 10,000,000 shares of our common stock. 3,000,000 warrants vested upon the execution of a related processing outsourcing agreement on March 9, 1998. Warrants to acquire 1,500,000 shares of our common stock remain outstanding at June 30, 2006.
NOTE 14. EARNINGS PER SHARE
The following table reconciles the differences in earnings per share and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

	Year Ended June 30, 2006			Year Ended June 30, 2005			Year Ended June 30, 2004
	Net Income	Shares	Earnings	Net Income	Shares	Earnings	Net Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic EPS	$127,263	90,984	$1.40	$46,801	90,767	$0.52	$10,535	89,870	$0.12

Effect of dilutive securities:
Options and warrants	—	2,724		—	2,148		—	1,994

Diluted EPS	$127,263	93,708	$1.36	$46,801	92,915	$0.50	$10,535	91,864	$0.11

Our diluted weighted average common shares outstanding for the years ended June 30, 2006, 2005 and 2004, also exclude the effect of approximately 239,000, 2,603,000 and 3,222,000 of out-of-the-money options and warrants, respectively.

NOTE 15. EMPLOYEE BENEFIT PLANS
Retirement Plan — We have a defined contribution 401(k) retirement plan covering substantially all of our U.S.-based employees. Under the plan, eligible employees may contribute a portion of their salary until retirement and we, at our discretion, may match a portion of our employee’s contribution. In January 2002, we added a similar plan covering substantially all our non U.S.-based employees. Total expense under both of our plans amounted to $4,053,000, $3,040,000 and $3,009,000 for the years ended June 30, 2006, 2005 and 2004, respectively.
Pension Plan — We have a defined contribution pension plan for our eligible United Kingdom employees. Total contributions amounted to $797,000, $361,000 and $130,000 for the years ended June 30, 2006, 2005 and 2004, respectively.
Deferred Compensation Plan — In January 1999, we established a deferred compensation plan; (the “DCP”), covering our highly compensated employees as defined by the DCP. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan; therefore, the associated liabilities are included in our consolidated balance sheets as of June 30, 2006 and 2005. In addition, we have established a rabbi trust to finance our obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in our consolidated balance sheets as of June 30, 2006 and 2005. Total expense under the DCP for the years ended June 30, 2006, 2005 and 2004 amounted to $74,000, $229,000 and $161,000, respectively.
Group Medical Plans — Effective January 1, 2000, we converted all of our U.S.-based employees to a group medical self-insurance plan. We have employed an administrator to manage this plan. Under terms of this plan, both we and eligible employees are required to make contributions. The administrator reviews all claims filed and authorizes the payment of benefits. We have stop-loss insurance coverage on all individual claims exceeding $300,000. Prior to January 1, 2000, we had a group medical self-insurance plan covering certain of our employees, and medical insurance coverage under managed care health plans covering the remaining employees. We provide supplemental medical insurance coverage to our non U.S.-based employees. Total expenses for medical insurance coverage including premiums amounted to $17,224,000, $16,113,000 and $13,014,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Under the self-insurance plan, we expense amounts as claims are incurred and liabilities are recorded for incurred but not reported claims. At June 30, 2006 and 2005, we accrued $2,930,000 and $3,155,000, respectively, as a liability for costs incurred but not paid under this plan.
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
NOTE 16. REORGANIZATION CHARGES
Reorganization of fiscal year 2005 — On June 16, 2005, we terminated the employment of approximately 200 associates, re-scoping many positions with the intent to re-hire as quickly as possible, and the elimination of some others. As part of the action, we moved our Electronic Billing and Payment operations at our Waterloo, Ontario, Canada facility to our headquarters in Norcross, Georgia.
A summary of our reorganization charge recorded by us during our fiscal year ended June 30, 2005 by reportable segment is as follows (in thousands):

Year Ended
June 30, 2005
Reorganization charge:
Electronic Commerce	$3,208
Investment Services	313
Software	1,876
Corporate	188

Total	$5,585

As of June 30, 2004, we had approximately $732,000 of unpaid office closure costs related to our fiscal year 2002 reorganization.
A summary of activity related to our reorganization charge activities is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total
Balance as of June 30, 2004	$—	$732	$732
Reorganization charge	5,585		5,585
Cash payments, year ended June 30, 2005	(385)	(576)	(961)

Balance as of June 30, 2005	5,200	156	5,356
Cash payments, year ended June 30, 2006	(5,200)	(156)	(5,356)

Balance as of June 30, 2006	$—	$—	$—

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
On April 23, 2004, we entered into three interest rate swap agreements. We also entered into two separate interest swap agreements on July 23 and November 5, 2004. Each swap agreement has a notional amount of $25,000,000. As of June 30, 2006 we had $75,000,000 of notional amounts outstanding. All of our swap agreements expired on July 31, 2006.
Changes in fair value of the net liability of approximately $167,000 and $1,500,000 as of June 30, 2006 and 2005, respectively, related to our cash flow hedges included in accumulated other comprehensive loss as of June 30, 2006 and 2005 are summarized as follows (after-tax, in thousands):

	Year Ended June 30,
	2006	2005	2004
Beginning balance	$(1,093)	$(544)	—
Net gains (losses) from cash flow hedges	986	(549)	(544)
Net amounts reclassified to earnings	—	—	—

Ending balance	$(107)	$(1,093)	$(544)

We expect that approximately $107,000 of the ending balance of deferred net losses associated with cash flow hedges will be reclassified from accumulated other comprehensive income (loss) to processing and servicing revenues during the next three months. We expect that the amount reclassified will generally offset the anticipated change in earnings relating to the variability of the cash flows of the underlying interest rate sensitive revenue. The maximum length of time over which we are hedging, at the inception of each notional swap agreement, is four years, although the average life of all outstanding interest swap agreements is one month as of June 30, 2006.
NOTE 18. INCOME TAXES
Our income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Year Ended June 30,
	2006	2005	2004
Domestic	$197,382	$74,208	$11,106
Foreign	(1,910)	(3,885)	332

Total income before income taxes	$195,472	$70,323	$11,438

Our income tax expense (benefit) consists of the following (in thousands):

	Year Ended June 30,
	2006	2005	2004
Current:
Federal	$75,913	$35,998	$11,685
State and local	5,418	2,450	2,179
Foreign	683	(187)	154

Total current	82,014	38,261	14,018

Deferred:
Federal	(9,684)	(13,620)	(11,209)
State and local	2,595	505	(603)
Foreign	(470)	(586)	(1,118)

Total deferred	(7,559)	(13,701)	(12,930)

Total income tax expense	$74,455	$24,560	$1,088

Effective income tax rate	38.1%	34.9%	9.5%

Our income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following (in thousands):

	Year Ended June 30,
	2006	2005	2004
Computed “expected” tax expense	$68,415	$24,613	$4,003
State and local tax expense (benefit), net of federal income tax benefits	6,306	1,766	(568)
Deemed dividend from foreign affiliate	151	136	1,330
Tax Exempt Interest	(1,597)	(1,070)	—
Tax Credits	(571)	(2,102)	(5,972)
Valuation allowance	376	503	—
Other, net	1,375	714	2,295

Total income tax expense	$74,455	$24,560	$1,088

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are as follows (in thousands):

	June 30,
	2006	2005
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$2,613	$3,728
Federal, state and foreign tax credit carryforwards	2,839	3,962
Allowance for bad debts and returns	279	702
Accrued compensation and related items	2,520	2,680
Stock warrants	10,282	12,445
Property and equipment	3,657	849
Other investments and other	8,737	7,183
Deferred revenue	985	1,232
Reserve accruals	5,136	5,574
Capitalized software	872	443
Other intangible assets	22,649	11,691

Deferred tax assets	60,569	50,489
Deferred tax liabilities:
Intangible assets	(6,261)	(4,967)
Prepaid expenses	(1,373)	(1,696)

Deferred tax liabilities	(7,634)	(6,663)
Valuation allowance	(3,348)	(2,738)

Net deferred tax assets	$49,587	$41,088

At June 30, 2006, we had approximately $38,400,000 of state net operating loss carryforwards and $1,200,000 of federal net operating loss carryforwards available, expiring in 2006 to 2024 and 2022 to 2024, respectively. We have $2,200,000 of foreign net operating loss carryforwards available as of June 30, 2006. These losses can be carried forward indefinitely. Additionally, at June 30, 2006, we had approximately $900,000 of state and $2,000,000 of foreign tax credit carryforwards available, expiring in 2014 to 2016 and 2012 to 2014, respectively. The Internal Revenue Service (“IRS”) has commenced an examination of our June 30, 2004 and 2005 tax returns.
The tax attributes of certain positions we have taken on our statutory tax filings are complex and may be challenged by the taxing authorities. We entered into a strategic transaction in fiscal year 1999 whereby we recorded a one time tax deduction of approximately $30,000,000 and additional tax deductions of approximately $38,000,000 over the next five years. We believe that this transaction was executed appropriately and in accordance with the prevailing tax law. Accordingly such deductions will not be finalized until an examination of our tax returns has been completed. The IRS examination currently in process may result in assessments of additional taxes that are resolved either with the IRS or potentially through the courts. Therefore, we have provided a reserve of approximately $9,600,000 and $9,200,000 for future resolution of our uncertain tax matters, as of June 30, 2006 and 2005, respectively. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.

The realization of our deferred tax assets, which relate primarily to our net operating loss carryforwards and temporary differences, is dependent on our ability to generate sufficient taxable income in future periods. We intend to reinvest the undistributed earnings of our foreign subsidiaries indefinitely, and hence no provision has been made relative to those undistributed earnings. At each year end, we evaluate the recoverability of our tax assets. Based on our evaluation of our expected future profitability and changes in certain states’ tax laws, we determined that it is more likely than not that certain of our foreign research tax credits and state net operating loss carryforwards would not be realized. Accordingly, we increased our foreign research credit valuation allowance by $320,000 to $1,937,000, increased our valuation allowance relating to our state net operating loss by $28,000 to $1,149,000, for the portion of our carryforwards that may not be utilized by us prior to expiration as of June 30, 2006, and established a valuation allowance for foreign loss carryforwards of $262,000.
NOTE 19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Interest paid	$93	$970	$6,233

Call premium for redemption of convertible notes	$—	$—	$4,813

Income taxes paid, net	$87,127	$41,109	$8,152

Supplemental disclosure of non-cash investing and financing activities:
Capital lease additions and acquisitions of other long-term assets	$1,821	$710	$1,247

Additions under data center facility	$1,285	$—	$—

Stock funding of 401(k) match	$4,055	$3,100	$3,144

Stock funding of Associate Stock Purchase Plan	$4,068	$3,997	$3,208

NOTE 20. BUSINESS SEGMENTS
We operate in three business segments — Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. A further description of each of our business segments along with the Corporate services area follows:
•	Electronic Commerce — Electronic Commerce provides services that allow consumers to receive electronic bills through the Internet, pay bills electronically (including payments received by agents at walk-in locations and payments made telephonically) or in paper form to anyone and perform ordinary banking transactions including balance inquiries, transfers between accounts and on-line statement reconciliation. These services are primarily directed to financial institutions, internet financial sites, personal financial management software providers and the customers of these businesses.

•	Software — Software includes software products and related services for electronic billing, ACH processing and account reconciliation. These products and services are primarily directed to large corporations and financial institutions.

•	Investment Services — Investment Services includes investment portfolio management services and investment trading and reporting services. These products and services are primarily directed to fee-based money managers and financial planners who manage investments of institutions and high net worth individuals.

•	Corporate — Corporate services include human resources, legal, finance and accounting and various other of our unallocated overhead charges.
The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” We evaluate performance based on revenues and operating income (loss) of our respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization, the impact of discontinued operations, the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy beginning July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants, reorganization charges, the write-off of capitalized software, and in-process research and development costs. Inter-segment sales are insignificant and are eliminated in consolidation.
The following sets forth certain financial information attributable to our business segments for the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)
Revenues:
Electronic Commerce	$662,728	$580,696	$452,732
Investment Services	112,245	96,064	86,270
Software	109,386	81,072	67,462
Impact of discontinued operations	(4,957)	(7,985)	(7,237)

Total	$879,402	$749,847	$599,227

Segment operating income (loss):
Electronic Commerce	$247,918	$207,796	$155,724
Investment Services	17,846	18,638	19,911
Software	20,858	17,748	14,293
Corporate	(37,845)	(37,595)	(33,256)
Impact of discontinued operations	(1,490)	(1,517)	(288)

Total	247,287	205,070	156,384
Purchase accounting amortization	(57,037)	(133,446)	(136,558)
Equity in net loss of joint venture	(3,100)	(2,984)	(593)
Reorganization charge	0	(5,585)	—
Write off of capitalized software	0	(1,039)	—
Gain (loss) on investments	0	592	—
Impact of SFAS 123(R)	(4,133)	—	—
In-process research and development	0	—	(324)
Interest, net	12,455	7,715	(7,471)

Total income (loss) from continuing operations before income taxes	$195,472	$70,323	$11,438

Identifiable assets:
Electronic Commerce	$1,170,209	$1,028,511	$1,105,751
Investment Services	59,902	43,161	62,838
Software	110,278	118,252	40,171
Corporate	417,640	379,992	340,172

Total	$1,758,029	$1,569,916	$1,548,932

Capital expenditures:
Electronic Commerce	$38,785	$26,783	$18,113
Investment Services	8,206	6,246	5,446
Software	2,023	651	708
Corporate	903	923	462

Total	$49,917	$34,603	$24,729

Depreciation and amortization:
Electronic Commerce	$78,907	$157,756	$158,873
Investment Services	10,146	7,919	6,725
Software	8,270	7,076	7,115
Corporate	2,697	3,847	4,869

Total	$100,020	$176,598	$177,582

Revenue by product or service type for the years ended June 30 is as follows (in thousands):

	2006	2005	2004
Electronic Commerce
Payment transactions	$587,809	$523,031	$404,336
e-Bill delivery	29,438	22,776	13,987
Other	45,481	34,889	34,409

Total Electronic Commerce	662,728	580,696	452,732

Investment Services
Portfolio management services	107,288	88,079	79,033

Software
License	35,122	28,457	23,931
Maintenance	38,093	30,701	27,762
Professional fees	36,171	21,914	15,769

Total Software	109,386	81,072	67,462

Total consolidated revenue	$879,402	$749,847	$599,227

For the years ended June 30, 2006, 2005 and 2004, one customer accounted for $173,718,000, $134,459,000 and $119,003,000 of our consolidated revenues, respectively. Revenues for that customer were generated through our Electronic Commerce, Software and Investment Services segments. Foreign sales based on the location of our customers, for the years ended June 30, 2006, 2005 and 2004 were $44,448,000, $17,267,000 and $13,157,000, respectively. Long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2006	2005
United States	$939,442	$856,032
Other	67,425	73,973

Total	$1,006,867	$930,005

NOTE 21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following quarterly financial information for the years ended June 30, 2006 and 2005 includes all adjustments necessary for a fair presentation of our quarterly results of operations (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30
FISCAL 2006
Total revenues, continuing operations	$213,693	$213,844	$226,927	$224,938
Income from continuing operations	40,307	51,606	48,863	45,341
Net income	26,357	33,765	37,656	29,485
Basic earnings per share:
Net income per common share	$0.29	$0.37	$0.41	$0.32

Weighted average number of shares	90,578	90,820	91,257	91,287

Diluted earnings per share:
Net income per common share	$0.28	$0.36	$0.40	$0.31

Weighted average number of shares	92,818	93,589	94,199	94,232

	Quarter Ended
	September 30	December 31	March 31	June 30
FISCAL 2005
Total revenues, continuing operations	$175,943	$183,685	$189,200	$201,019
Income from continuing operations	8,695	19,951	21,418	14,936
Net income	6,207	13,043	15,606	11,945
Basic earnings per share:
Net income per common share	$0.07	$0.14	$0.17	$0.13

Weighted average number of shares	90,315	90,545	90,864	90,962

Diluted earnings per share:
Net income per common share	$0.07	$0.14	$0.17	$0.13

Weighted average number of shares	92,212	93,019	93,052	93,054

The sum of our quarterly earnings (loss) per common share does not always equal the year-to-date earnings (loss) per common share for the respective fiscal periods, due to changes in the weighted average number of shares outstanding at each quarter-end.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	BALANCE AS
	OF	CHARGES TO		BALANCE AS
	BEGINNING	COSTS AND		OF END OF
	OF PERIOD	EXPENSES	DEDUCTIONS	PERIOD
	(In thousands)
Allowance for Doubtful Accounts
2006	$2,571	$(585)	$477	$1,509
2005	$834	$2,197	$460	$2,571
2004	$1,670	$(757)	$79	$834
Allowance for Returns
2006	$1,020	$815	$1,490	$345
2005	$1,171	$1,247	$1,398	$1,020
2004	$1,262	$2,483	$2,574	$1,171

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A.	Controls and Procedures.
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
Management Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for PhoneCharge, Inc, a business acquired on January 1, 2006. PhoneCharge constituted 6.4% of total assets as of June 30, 2006 and 2.5% of total revenue for the year then ended. Further discussion of this acquisition can be found in Note 2 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2006.
     Our independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our management’s assessment of our internal control over financial reporting. This report appears on page 63 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
     None.

Part III

Item 10.	Directors and Executive Officers of the Registrant.
     The information required by this item is included under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement relating to our 2006 Annual Meeting of Stockholders to be held on November 1, 2006 (the “Proxy Statement”), and is incorporated herein by reference.

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
     The information required by this item is included under the caption “Fees of the Independent Public Accountants for Fiscal 2006” in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as part of this report:
(1) The following financial statements are included herein in Item 8:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 30, 2006 and 2005.

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2006.

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2006.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2006.

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
2 (a)
Agreement and Plan of Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, L.L.C., First Data, L.L.C., H & B Finance, Inc., FDC International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and Chopper Corporation. (Reference is made to Exhibit 2(b) to the Company’s Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on March 16, 2000, and incorporated herein by reference.)

Exhibit
Number		Exhibit Description
2	(b)
Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., MSFDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)

2	(c)
Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, filed with the Securities and Exchange Commission on August 25, 2000, and incorporated herein by reference.)

3	(a)
Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Company’s Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

3	(b)
Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

3	(c)
By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Company’s Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

3	(d)
Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

4	(a)
Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(c) hereto.)

4	(b)
Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)

4	(c)
Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Holdings Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

Exhibit
Number		Exhibit Description
4(d)
Amendment No. 2 to the Rights Agreement, dated as of September 30, 2000, between CheckFree Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

4(e)
Substitution of Successor Rights Agent and Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 29, 2002, and incorporated herein by reference.)

10	(a)
CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of January 1, 2006). (Reference is made to Exhibit 10(a) to the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006, and incorporated herein by reference.)

10	(b)
CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank—Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)

10	(c)
CheckFree Corporation Third Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-101284), filed with the Securities and Exchange Commission on June 13, 2005, and incorporated herein by reference.)

10	(d)
CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporated herein by reference.)+

10	(e)
Form of Restricted Stock Award Agreement for Non-Employee Directors. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10	(f)
Form of Performance Accelerated Restricted Stock Award Agreement. (Reference is made to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10	(g)
Form of Restricted Stock Award Agreement. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10	(h)
Form of Nonstatutory Stock Option Agreement Under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

Exhibit
Number		Exhibit Description
10	(i)
Form of Incentive Stock Option Agreement Under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.) +

10	(j)
CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.) +

10	(k)
CheckFree Holdings Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.) +

10	(l)
BlueGill Technologies, Inc. 1997 Stock Option Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-35812), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.) +

10	(m)
BlueGill Technologies, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-35814), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.) +

10	(n)
CheckFree Corporation Nonqualified Deferred Compensation Plan, dated December 31, 1998. (Reference is made to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange Commission on September 2, 2005, and incorporated herein by reference.) +

10	(o)
Amendment No. 1 to CheckFree Corporation Nonqualified Deferred Compensation Plan, dated May 5, 2000. (Reference is made to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange Commission on September 2, 2005, and incorporated herein by reference.) +

10	(p)
Second Amendment to the CheckFree Services Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2002. (Reference is made to Exhibit 10(p) to the Company’s Annual Report on form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange commission on September 2, 2005, and incorporate herein by reference.) +

10	(q)
Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.) +

10	(r)
Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(q). (Reference is made to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.) +

10	(s)
Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

Exhibit
Number		Exhibit Description
10	(t)
Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10	(u)
Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10	(v)
Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.) +

10	(w)
CheckFree Corporation 2003 Incentive Compensation Plan. (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, filed with the Securities Exchange Commission on September 29, 2003, and incorporated herein by reference.) +

10	(x)
Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)**

10	(y)
Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)**

10	(z)
Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)**

10(aa)
Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000, and incorporated herein by reference.)**

10(bb)
Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000, and incorporated herein by reference.)**

10(cc)
Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**

Exhibit
Number	Exhibit Description
10(dd)
Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004, and incorporated herein by reference.)

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

10(ff)
Revolving Credit Agreement, dated April 13, 2006, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and KeyBank National Association, US Bank, National Association, and Mizuho Corporate Bank, Ltd., as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(gg)
Master Agreement, dated April 13, 2006, among CheckFree Corporation, as Guarantor, and CheckFree Services Corporation, as Lessee and Construction Agent, SunTrust Bank, as Lessor, certain financial institutions parties thereto, as Lenders, SunTrust Equity Funding, LLC, as Agent and Sole Arranger, US Bank, National Association, Mizuho Corporate Bank (USA) and KeyBank National Association, each as Co-Documentation Agents, and Bank of America, N.A., as Syndication Agent. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(hh)
Master Lease Agreement, dated April 13, 2006, between CheckFree Services Corporation, as Lessee, and SunTrust Bank, as Lessor. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(ii)
Construction Agency Agreement, dated April 13, 2006, between SunTrust Bank and CheckFree Services Corporation, as Construction Agent. (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(jj)
First Amendment to Master Agreement, dated April 13, 2006, among Bastogne, Inc., CheckFree Services Corporation, CheckFree Corporation, and SunTrust Bank. (Reference is made to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

21	Subsidiaries of the Company.*

Exhibit
Number		Exhibit Description
23		Consent of Deloitte & Touche LLP.*
24		Power of Attorney.*
31	(a)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31	(b)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32	(a)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***
32	(b)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management compensatory plan required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.
(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule is included in Item 8 to this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECKFREE CORPORATION

Date: September 8, 2006	By: /s/ David E. Mangum

David E. Mangum, Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities indicated on the 8th day of September, 2006.

/s/ Peter J. Kight	Chairman of the Board and Chief Executive Officer

Peter J. Kight	(Principal Executive Officer)

/s/ David E. Mangum	Executive Vice President and Chief Financial Officer

David E. Mangum	(Principal Financial Officer)

/s/ John J. Browne, Jr.	Vice President, Controller, and Chief Accounting Officer

John J. Browne, Jr.	(Principal Accounting Officer)

*William P. Boardman	Director

William P. Boardman

*James D. Dixon	Director

James D. Dixon

*C. Kim Goodwin	Director

C. Kim Goodwin

*Mark A. Johnson	Director`

Mark A. Johnson

*Eugene F. Quinn	Director

Eugene F. Quinn

*Jeffrey M. Wilkins	Director

Jeffrey M. Wilkins

*By:	/s/ Curtis A. Loveland

Curtis A. Loveland,
Attorney-in-Fact

Exhibit Index

Exhibit
Number		Exhibit Description
2	(a)
Agreement and Plan of Merger and Contribution Agreement, dated as of February 15, 2000, among Microsoft Corporation, First Data Corporation, Citibank, N.A., MS II, L.L.C., First Data, L.L.C., H & B Finance, Inc., FDC International Partner, Inc., MSFDC International, Inc., Citicorp Electronic Commerce, Inc., CheckFree Holdings Corporation, Chopper Merger Corporation, and Chopper Corporation. (Reference is made to Exhibit 2(b) to the Company’s Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on March 16, 2000, and incorporated herein by reference.)

2	(b)
Amended and Restated Agreement and Plan of Merger, dated as of July 7, 2000, among CheckFree Holdings Corporation, Microsoft Corporation, First Data Corporation, Citibank, N.A., H&B Finance, Inc., FDC International Partner, Inc., MSFDC International, Inc., Citi TransPoint Holdings Inc., TransPoint Acquisition Corporation, Tank Acquisition Corporation, Chopper Merger Corporation, CheckFree Corporation, Microsoft II, LLC and First Data, L.L.C. (Reference is made to Appendix A to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)

2	(c)
Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, filed with the Securities and Exchange Commission on August 25, 2000, and incorporated herein by reference.)

3	(a)
Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Company’s Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

3	(b)
Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

3	(c)
By-Laws of the Company. (Reference is made to Exhibit 3(b) to the Company’s Current Report on Form 8-K, dated December 22, 1997, filed with the Securities and Exchange Commission on December 30, 1997, and incorporated herein by reference.)

3	(d)
Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

4	(a)
Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(c) hereto.)

4	(b)
Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)

4	(c)
Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Holdings Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

Exhibit
Number		Exhibit Description
4(d)
Amendment No. 2 to the Rights Agreement, dated as of September 30, 2000, between CheckFree Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

4(e)
Substitution of Successor Rights Agent and Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 29, 2002, and incorporated herein by reference.)

10	(a)
CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of January 1, 2006). (Reference is made to Exhibit 10(a) to the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the Securities and Exchange Commission on May 9, 2006, and incorporated herein by reference.)

10	(b)
CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank—Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)

10	(c)
CheckFree Corporation Third Amended and Restated Associate Stock Purchase Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-101284), filed with the Securities and Exchange Commission on June 13, 2005, and incorporated herein by reference.)

10	(d)
CheckFree Corporation 2002 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on November 6, 2002, filed with the Securities and Exchange Commission on October 3, 2002, and incorporated herein by reference.)+

10	(e)
Form of Restricted Stock Award Agreement for Non-Employee Directors. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10	(f)
Form of Performance Accelerated Restricted Stock Award Agreement. (Reference is made to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10	(g)
Form of Restricted Stock Award Agreement. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10	(h)
Form of Nonstatutory Stock Option Agreement Under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

Exhibit
Number		Exhibit Description
10	(i)
Form of Incentive Stock Option Agreement Under the 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.) +

10	(j)
CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.) +

10	(k)
CheckFree Holdings Corporation Amended and Restated 1993 Stock Option Plan. (Reference is made to Exhibit 4(a) to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-98442), filed with the Securities and Exchange Commission on January 9, 1998, and incorporated herein by reference.) +

10	(l)
BlueGill Technologies, Inc. 1997 Stock Option Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-35812), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.) +

10	(m)
BlueGill Technologies, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-35814), filed with the Securities and Exchange Commission on April 28, 2000, and incorporated herein by reference.) +

10	(n)
CheckFree Corporation Nonqualified Deferred Compensation Plan, dated December 31, 1998. (Reference is made to Exhibit 10(n) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange Commission on September 2, 2005, and incorporated herein by reference.) +

10	(o)
Amendment No. 1 to CheckFree Corporation Nonqualified Deferred Compensation Plan, dated May 5, 2000. (Reference is made to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange Commission on September 2, 2005, and incorporated herein by reference.) +

10	(p)
Second Amendment to the CheckFree Services Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2002. (Reference is made to Exhibit 10(p) to the Company’s Annual Report on form 10-K for the year ended June 30, 2005, filed with the Securities and Exchange commission on September 2, 2005, and incorporate herein by reference.) +

10	(q)
Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.) +

10	(r)
Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(q). (Reference is made to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.) +

10	(s)
Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

Exhibit
Number		Exhibit Description
10	(t)
Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10	(u)
Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10	(v)
Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.) +

10	(w)
CheckFree Corporation 2003 Incentive Compensation Plan. (Reference is made to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on October 29, 2003, filed with the Securities Exchange Commission on September 29, 2003, and incorporated herein by reference.) +

10	(x)
Form of Stockholder Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(ff) to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)**

10	(y)
Form of Registration Rights Agreement entered into between the Company and each of Microsoft Corporation and First Data Corporation. (Reference is made to Exhibit 10(gg) to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)**

10	(z)
Form of Registration Rights Agreement entered into between the Company and Citibank, N.A. (Reference is made to Exhibit 10(hh) to the Company’s Registration Statement on Form S-4 (Registration No. 333-41098) filed with the Securities and Exchange Commission on July 10, 2000, and incorporated herein by reference.)**

10(aa)
Form of Commercial Alliance Agreement entered into between the Company and Microsoft Corporation. (Reference is made to Exhibit 10(ff) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000, and incorporated herein by reference.)**

10(bb)
Form of Marketing Agreement entered into between the Company and First Data Corporation. (Reference is made to Exhibit 10(gg) to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-32644) filed with the Securities and Exchange Commission on April 18, 2000, and incorporated herein by reference.)**

10(cc)
Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**

Exhibit
Number	Exhibit Description
10(dd)
Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004, and incorporated herein by reference.)

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

10(ff)
Revolving Credit Agreement, dated April 13, 2006, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and KeyBank National Association, US Bank, National Association, and Mizuho Corporate Bank, Ltd., as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(gg)
Master Agreement, dated April 13, 2006, among CheckFree Corporation, as Guarantor, and CheckFree Services Corporation, as Lessee and Construction Agent, SunTrust Bank, as Lessor, certain financial institutions parties thereto, as Lenders, SunTrust Equity Funding, LLC, as Agent and Sole Arranger, US Bank, National Association, Mizuho Corporate Bank (USA) and KeyBank National Association, each as Co-Documentation Agents, and Bank of America, N.A., as Syndication Agent. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(hh)
Master Lease Agreement, dated April 13, 2006, between CheckFree Services Corporation, as Lessee, and SunTrust Bank, as Lessor. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(ii)
Construction Agency Agreement, dated April 13, 2006, between SunTrust Bank and CheckFree Services Corporation, as Construction Agent. (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(jj)
First Amendment to Master Agreement, dated April 13, 2006, among Bastogne, Inc., CheckFree Services Corporation, CheckFree Corporation, and SunTrust Bank. (Reference is made to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

21	Subsidiaries of the Company.*

Exhibit
Number		Exhibit Description
23		Consent of Deloitte & Touche LLP.*
24		Power of Attorney.*
31	(a)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31	(b)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32	(a)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***
32	(b)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management compensatory plan required to be filed pursuant to Item 14(c) of this Annual Report on Form 10-K.