Form 10-Q
period 2006-09-30
CHECKFREE CORP \GA\
filed 2006-11-08
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,514,476 shares of Common Stock, $.01 par value, were outstanding at October 31, 2006.

FORM 10-Q
CHECKFREE CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets

	September 30,	June 30,
	2006	2006
	(In thousands, except
	share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,609	$173,083
Settlement assets	144,996	107,128
Investments	69,286	144,530
Accounts receivable, net	156,392	146,605
Prepaid expenses and other assets	36,807	39,810
Deferred income taxes	7,304	7,311

Total current assets	597,394	618,467
PROPERTY AND EQUIPMENT, Net	113,561	100,217
OTHER ASSETS:
Capitalized software, net	3,322	3,755
Goodwill	734,591	734,591
Strategic agreements, net	99,770	106,005
Other intangible assets, net	57,740	62,416
Investments	79,043	78,559
Other noncurrent assets	9,326	8,372
Deferred income taxes	45,645	45,240
Investment in joint venture	—	407

Total other assets	1,029,437	1,039,345

Total assets	$1,740,392	$1,758,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,185	$16,967
Settlement obligations	140,526	103,732
Accrued liabilities	69,863	74,366
Current portion of long-term obligations	2,133	767
Deferred revenue	38,702	40,301

Total current liabilities	268,409	236,133
ACCRUED RENT AND OTHER	3,870	3,844
DEFERRED INCOME TAXES	2,389	2,964
DEFERRED REVENUE	3,108	3,021
CAPITAL LEASE AND LONG-TERM OBLIGATIONS – Less current portion	39,222	28,432
STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 88,482,991 and 90,867,834 shares, respectively	885	909
Additional paid-in-capital	2,390,097	2,482,309
Accumulated other comprehensive loss	(815)	(1,593)
Accumulated deficit	(966,773)	(997,990)

Total stockholders’ equity	1,423,394	1,483,635

Total liabilities and stockholders’ equity	$1,740,392	$1,758,029

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2006	2005
	(In thousands, except
	per share data)
REVENUES:
Processing and servicing:
Third parties	$195,478	$175,640
Related parties	—	9,000

Total processing and servicing	195,478	184,640
License fees	9,074	7,558
Maintenance fees	11,530	9,663
Professional fees	12,537	11,832

Total revenues	228,619	213,693
EXPENSES:
Cost of processing, servicing and support	92,849	80,168
Research and development	26,738	23,057
Sales and marketing	21,275	18,422
General and administrative	17,749	16,267
Depreciation and amortization	21,805	35,472

Total expenses	180,416	173,386

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSE	48,203	40,307
OTHER:
Equity in net loss of joint venture	(458)	(667)
Interest income	3,581	2,691
Interest expense	(287)	(235)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,039	42,096
INCOME TAX EXPENSE	19,822	16,115

INCOME FROM CONTINUING OPERATIONS	31,217	25,981

Earnings from discontinued operations before income taxes	—	608
Income tax expense on discontinued operations	—	232

Income from discontinued operations	—	376

Net income	$31,217	$26,357

BASIC INCOME PER SHARE:
Income per share from continuing operations	$0.35	$0.29

Income per share from discontinued operations	—	—

Total basic income per share	$0.35	$0.29

Weighted average number of shares	89,962	90,578

DILUTED INCOME PER SHARE:
Income per share from continuing operations	$0.34	$0.28

Income per share from discontinued operations	—	—

Total diluted income per share	$0.34	$0.28

Weighted average number of shares	92,599	92,818

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES:
Net income	$31,217	$26,357
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of joint venture	458	667
Depreciation and amortization	21,805	35,680
Expenses related to data center facility	1,021	—
Deferred income tax benefit	(860)	(6,084)
Net loss on disposition of property and equipment	13	127
Equity-based compensation	3,865	4,250
Change in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	(1,074)	(4,908)
Accounts receivable	(9,692)	(12,889)
Prepaid expenses and other	7,484	(2,673)
Accounts payable	39	2,765
Accrued liabilities and other	(5,199)	674
Deferred revenue	(1,513)	(491)

Net cash provided by operating activities	47,564	43,475
INVESTING ACTIVITIES:
Purchase of property and software	(11,573)	(7,166)
Purchase of property and equipment for data center facility	(526)	—
Capitalization of software development costs	(236)	(77)
Purchase of businesses, net of cash acquired	—	(18,027)
Purchases of investments — Available-for-sale	(99,527)	(99,934)
Proceeds from sales and maturities of investments — Available-for-sale	175,574	127,738
Purchase of other investments	(227)	(13)
Proceeds from other investments	—	162
Investment in joint venture	—	(1,067)
Change in other assets	(4,902)	(374)

Net cash provided by investing activities	58,583	1,242
FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(361)	(917)
Proceeds from stock options exercised	620	4,014
Excess tax benefit from equity-based compensation	521	846
Purchase of treasury stock	(100,000)	—
Proceeds from associate stock purchase plan	1,530	1,247
Proceeds from data center facility	643	—

Net cash (used in) provided by financing activities	(97,047)	5,190
Effect of exchange rate changes on cash and cash equivalents	426	59
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,526	49,966
CASH AND CASH EQUIVALENTS:
Beginning of period	173,083	101,272

End of period	$182,609	$151,238

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. Our results of operations for the three months ended September 30, 2006 and 2005, are not necessarily indicative of our projected results for the full year.
     Please read our consolidated financial statements in this Form 10-Q in conjunction with our consolidated financial statements, our significant accounting policies and our notes to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2006, which we filed with the SEC on September 8, 2006. In our opinion, our accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for the fair representation of our financial results for the presented interim periods.
     Reclassifications
     Certain amounts in the prior years’ financial statements have been reclassified to conform to the fiscal year 2007 presentation.
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires companies that sponsor a post retirement plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation and the benefit obligation’s measurement basis is the projected benefit obligation for pension plans and the accumulated postretirement obligation for other postretirement benefit plans. The provisions of SFAS 158 are effective as of the beginning of our fiscal year 2008. We do not believe SFAS 158 will have an impact on our consolidated financial statements since we presently do not have a defined benefit pension or other postretirement benefit plan.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance on the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold before a tax benefit can be recognized. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also contains guidance on correcting misstatements under the dual approach and provides transition guidance for correcting misstatements in prior years. Adjustments required upon adoption of SAB 108 must be disclosed in the notes to the financial statements. SAB 108 is effective for our fiscal year 2007 annual financial statements.
2. Investments
     Our investments consist of the following (in thousands):

	September 30,	June 30,
	2006	2006
Available-for-sale	$312,344	$378,678
Other investments	1,554	1,329
Restricted Cash	455	453
Less: amounts classified as cash equivalents	166,024	157,371

Total investments	$148,329	$223,089

     The fair value of available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the third quarter of fiscal year 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of September 30, 2006 and June 30, 2006, we had approximately $23,450,000 and $78,000,000 in auction rate securities, respectively.
     In the three months ended September 30, 2006 and 2005, we sold available-for-sale investments in the amount of approximately $175,574,000 and $127,738,000, respectively. We recognized no gross gains or losses on those sales during the three months ended September 30, 2006 and 2005, respectively.
3. Goodwill and Other Intangible Assets
     As of September 30, 2006, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2005 to September 30, 2006, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2005	$581,239	$63,548	$11,387	$656,174
Goodwill acquired	78,466	—	8,019	86,485
Purchase price adjustments	—	(818)	—	(818)
Disposition of business	—	—	(7,250)	(7,250)

Balance as of June 30, 2006	659,705	62,730	12,156	734,591
Goodwill acquired	—	—	—	—

Balance as of September 30, 2006	$659,705	$62,730	$12,156	$734,591

     The components of our various amortized intangible assets are as follows (in thousands):

	September 30,	June 30,
	2006	2006
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,108	$167,108
Internal development costs	33,206	32,970

Total	200,314	200,078
Less: accumulated amortization	196,992	196,323

Capitalized software, net	$3,322	$3,755

Strategic agreements:
Strategic agreements (1)	$744,423	$744,423
Less: accumulated amortization	644,653	638,418

Strategic agreements, net	$99,770	$106,005

Other intangible assets:
Tradenames	$52,226	$53,176
Customer base	89,639	89,639
Current technology	10,290	10,290
Money transfer licenses	1,700	1,700
Covenants not to compete	5,670	5,670

Total	159,525	160,475
Less: accumulated amortization	101,785	98,059

Other intangible assets, net	$57,740	$62,416

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
     Amortization of intangible assets totaled $11,579,000 and $26,208,000 for the three months ended September 30, 2006 and 2005, respectively. During the first quarter of fiscal year 2007, we decided to discontinue our stored value card operations. This decision required us to record an impairment of a tradename associated with the stored value card operations with an original cost of $950,000. The net book value of this intangible asset at the time of the impairment was approximately $736,000. In the process of negotiating a transaction with an outside party, we determined the fair market value of this intangible asset to be negligible, and recorded an impairment of the entire $736,000.
4. Discontinued Operations
     On February 6, 2006, we completed the sale of the assets of the M-Solutions business unit, which was part of Investment Services, for $18,593,000 in cash. The sale was the result of an unsolicited offer and resulted in a gain on disposal of $12,821,000. As a result of this disposition, the operating results of the M-Solutions business for the prior period have been reclassified as discontinued operations in the unaudited consolidated financial statements and related notes. Our M-Solutions unit was based in Durham, North Carolina, and its product line included M-Search®, CheckFree M-Pact and M-Watch®. The estimated carrying amount of the major classes of assets and liabilities included as part of our disposal group as of February 6, 2006, were as follows (in thousands):

Total current assets	$1,174
Property and equipment, net	369
Goodwill	7,250
Other intangible assets, net	1,305

Total other assets	8,555

Total assets	10,098

Total liabilities	$4,326

     Included in the earnings from discontinued operations before income taxes on our unaudited consolidated statements of operations are revenues of $2,064,000 for the three month period ended September 30, 2005.
     Included in the earnings from discontinued operations before income taxes on our unaudited consolidated statements of operations is pre-tax profit of $608,000 for the three month period ended September 30, 2005.
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
     A summary of activity related to our reorganization charges from June 30, 2005 to September 30, 2006 is as follows (in thousands):

Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total
Balance as of June 30, 2005	$5,200	$156	$5,356
Cash payments – Fiscal Year 2006	(5,200)	(156)	(5,356)

Balance as of June 30, 2006	—	—	—

Balance as of September 30, 2006	$—	$—	$—

6. Common Stock
     In the three months ended September 30, 2006, we issued stock for various employee benefit programs. Under our 401(k) Plan, we issued 108,784 shares of common stock to fund our 401(k) employee match, the cost of which was accrued during the year ended June 30, 2006, and 53,066 shares of common stock in conjunction with our Associate Stock Purchase Plan, which were funded through employee payroll deductions in the immediately preceding six-month period.
     We have a Long-Term Incentive Compensation (“LTIC”) program under our 2002 Stock Incentive Plan (“2002 Plan”). The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. We granted 298,655, 235,397 and 341,837 shares of restricted stock in August 2006, 2005 and 2004, respectively, related to our LTIC program. We recorded compensation expense of $2,035,000 and $1,222,000 in the three months ended September 30, 2006 and 2005, respectively, related to vesting of restricted stock under the LTIC program.
     In June 2003, we made an offer (the “Tender Offer”) to certain of our employees to exchange options with exercise prices greater than or equal to $44.00 per share that were then outstanding under our 1983 Incentive Stock Option Plan, 1983 Non-Statutory Stock Option Plan, 1993 Stock Option Plan, Third Amended and Restated 1995 Stock Option Plan (“1995 Plan”), BlueGill Technologies, Inc. 1997 Stock Option Plan, BlueGill Technologies, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, and 2002 Plan, for restricted stock units of our common stock, and in certain cases, cash payments. Restricted stock units that we issued under the Tender Offer vest ratably over a three-year period, and as of September 30, 2006, these restricted stock units have fully vested. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003, representing the cash consideration portion of the Tender Offer. On July 19, 2004, we issued 51,143 shares relating to the portion of the Tender Offer that vested on July 17, 2004. In total, 80,588 shares actually vested, of which 29,445 shares were retained by us to fund the employees’ payroll taxes associated with the vesting. On July 19, 2005, we issued 42,756 shares relating to the portion of the Tender Offer that vested on July 17, 2005. In total, 67,174 shares actually vested, of which 24,418 shares were retained by us to fund the employees’ payroll taxes associated with the vesting. On July 17, 2006, we issued 38,998 shares relating to the portion of the Tender Offer that vested on July 17, 2006. In total, 62,239 shares actually vested, of which 23,241 shares were retained by us to fund the employees’ payroll taxes associated with the vesting. We recorded an expense of approximately $80,000 and $423,000 for the three-month periods ended September 30, 2006 and 2005, respectively, related to the vesting of restricted stock units under the Tender Offer.
     On August 3, 2005, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $60.0 million of our common stock through July 31, 2006. During fiscal year 2006, we repurchased a total of 707,732 shares at an average purchase price of $47.48 per share, or approximately $33.6 million in the aggregate. As of June 30, 2006, the dollar value of the shares that remained available for repurchase was approximately $26.4 million. This program expired on July 31, 2006, with such remaining approved repurchase amount still outstanding.
     On August 1, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through July 31, 2007. During the month of August 2006, we repurchased a total of 2,176,158 shares of common stock at an average purchase price of $37.22; in September 2006, we repurchased a total of 461,589 shares at an average purchase price of $41.15 per share, or approximately $100.0 million in the aggregate. The repurchased shares were retired and cancelled immediately. These repurchases are reflected in the following table:

(d)
			(c)	Approximate Dollar
			Total Number of	Value of Shares that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2006 to July 31, 2006	—	—	—	—
August 1, 2006 to August 31, 2006	2,176,158	$37.22	2,176,158	$18,996,000
September 1, 2006 to September 30, 2006 (1)	461,589	$41.15	461,589	$—

Total	2,637,747	$37.91	2,637,747	$—

(1)	Last repurchase date was September 15, 2006
7. Equity-Based Compensation
     On July 1, 2005, we adopted, using the modified prospective application, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values, and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued, and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
     The compensation cost of equity based compensation is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants.
     Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation were presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.
     In November 2002, our stockholders approved the 2002 Plan. Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The vesting terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our board of directors; however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. All options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan have a maximum contractual term of ten years. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At September 30, 2006, there were approximately 2,897,000 additional shares available for grant under the 2002 Plan.
     As of July 1, 2006, we had four types of equity-based payment arrangements with our associates: stock options, restricted stock, associate stock purchase plan and our 401(k) match.
Stock Options
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, from July 1, 2006 to September 30, 2006:

		Weighted Average		Aggregate
	Number of	Remaining	Weighted Average	Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	3,604,750		$28.84
Granted	126,584		37.27
Exercised	(53,139)		14.75	$1,400,000
Cancelled	(21,206)		27.38

Outstanding — End of period	3,656,989	4.7 years	$29.34	$43,900,000

Options exercisable at end of period	3,133,245	4.7 years	$29.24	$38,100,000

Weighted average per-share fair value of options granted during the period	$20.56
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three-month periods ended September 30, 2006 and 2005, respectively: dividend yield of 0% in all periods; expected volatility of 50.2% and 52.4% using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 4.9% and 4.3%; and expected lives of three to seven years. We have used the simplified method as provided by Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the quarters ended September 30, 2006 and 2005. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.
     In the quarter ended September 30, 2006, we recognized equity-based compensation expense of approximately $1,227,000 related to the vesting of stock options and the related tax benefit of approximately $476,000. As of September 30, 2006, we had approximately $6,900,000 of unrecognized compensation related to non-vested stock options, which we will record in our statement of operations over a weighted average recognition period of approximately 30 months.
Restricted Stock
     The following table summarizes the activity of restricted stock under our 2002 Plan, from July 1, 2006, to September 30, 2006:

	Number of	Weighted
	Restricted	Average Grant	Aggregate
	Stock	Date Fair Value	Intrinsic Value
Outstanding — Beginning of year	603,881	$31.49
Granted	311,927	36.95
Vested	(71,618)	27.96	$3,150,000
Cancelled	(13,813)	32.61

Outstanding — End of period	830,377	$33.82

     In the quarter ended September 30, 2006, we recognized equity-based compensation expense of approximately $2,285,000, related to the vesting of shares of restricted stock and the related tax benefit of approximately $887,000. As of September 30, 2006, we had approximately $16,600,000 of unrecognized compensation related to non-vested shares of restricted stock which we will record in our statement of operations over a weighted average recognition period of approximately 28 months.
8. Earnings Per Share
     The following table reconciles the differences in our earnings per share and weighted average shares outstanding between basic and diluted for the periods indicated (in thousands, except per share data):

	Three Months Ended
	September 30, 2006			September 30, 2005
		Weighted			Weighted
	Net Income	Average Shares	Earnings	Net Income	Average Shares	Earnings
	(Numerator)	(Denominator)	Per Share	(Numerator)	(Denominator)	Per Share
Basic EPS	$31,217	89,962	$0.35	$26,357	90,578	$0.29

Effect of dilutive securities:
Options and warrants	—	2,637		—	2,240

Diluted EPS	$31,217	92,599	$0.34	$26,357	92,818	$0.28

     The weighted average diluted common shares outstanding for the three months ended September 30, 2006 and 2005 excludes the effect of approximately 823,000 and 2,133,000, respectively, out-of-the-money options and warrants as their effect would be anti-dilutive.
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

	Three Months Ended
	September 30,
	2006	2005
Net income	$31,217	$26,357
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	206
Unrealized holding gains (losses) on investments, net of tax	779	(711)

Comprehensive income	$31,995	$25,852

10. Supplemental Disclosure of Cash Flow Information (in thousands)

	Three Months Ended
	September 30,
	2006	2005
Interest paid	$51	$115

Income taxes paid	$727	$9,047

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$4,671	$915

Stock funding of 401(k) match	$4,054	$2,994

Stock funding of Associate Stock Purchase Plan	$2,236	$1,946

Data center facility advances	$7,203	$—

11. Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition related intangible asset amortization, the impact of discontinued operations, and the SFAS 123(R) impact of options issued prior to July 1, 2004. Inter-segment sales are insignificant and eliminated in consolidation.

     The following table sets forth certain financial information attributable to our business segments for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Electronic Commerce	$171,029	$163,451
Investment Services	29,622	26,421
Software	27,968	25,885
Impact of discontinued operations	—	(2,064)

Total	$228,619	$213,693

Segment operating income (loss):
Electronic Commerce	$59,680	$68,473
Investment Services	5,528	4,398
Software	6,354	5,165
Corporate	(11,688)	(10,223)
Impact of discontinued operations	—	(608)

Total	59,874	67,205
Purchase accounting amortization	(10,967)	(25,542)
SFAS 123(R) – Stock options issued before July 1, 2004	(704)	(1,356)
Equity in net loss of joint venture	(458)	(667)
Interest, net	3,294	2,456

Total net income before taxes	$51,039	$42,096

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the quarter ended September 30, 2006, we processed nearly 312 million payment transactions and delivered almost 52 million electronic bills (“e-bills”). For the year ended June 30, 2006, we processed approximately 1.1 billion payment transactions and delivered approximately 185 million e-bills. The number of transactions we process and e-bills we deliver each year continue to grow. Our Electronic Commerce Division accounted for approximately 75% of our consolidated revenues in the quarter ended September 30, 2006.
     Our Electronic Commerce Division products enable consumers to:
•	receive e-bills through the Internet;

•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and

•	make payments not related to bills – to anyone.
     Through our Investment Services Division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors. As of September 30, 2006, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage about 2.3 million portfolios. Our Investment Services Division accounted for approximately 13% of our consolidated revenues in the quarter ended September 30, 2006.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management, transaction process management, compliance, and electronic billing. Our Software Division is comprised of two units, North American Operations and International Operations. Our Software Division accounted for approximately 12% of our consolidated revenues in the quarter ended September 30, 2006.
Executive Summary
     A number of events have had an impact on our results between the quarters ended September 30, 2005 and September 30, 2006:
•	The expiration of our agreements with First Data Corporation (“FDC”) in August 2005 and Microsoft Corporation (“Microsoft”) in December 2005 and the related cessation of amortization of intangible assets in September 2005 resulting from our September 2000 acquisition of MSFDC, L.L.C. (“TransPoint”);

•	The negative impact on interest-based revenue from our largest bank customer migrating from a processing model that guarantees funds to our standard risk-based processing model during the quarter ended March 31, 2006;

•	Our acquisition of PhoneCharge, Inc. (“PhoneCharge”) for $100 million in cash in January 2006;

•	Our purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) for $18.0 million in cash in September 2005;

•	Our purchase of substantially all of the assets of Aphelion, Inc. (“Aphelion”) for $18.1 million in cash in October 2005;

•	The divestiture of our M-Solutions business unit for $18.6 million in February 2006; and

•	Slower than expected transaction growth in the quarters ended June 30, 2006 and September 30, 2006.
     Due to growth in all of our business segments, including both the positive and negative impacts of the items identified above, our consolidated revenue grew by approximately 7% from the quarter ended September 30, 2005, to the quarter ended September 30, 2006. In addition, with the reduction in amortization expense from TransPoint intangible assets that fully amortized in the quarter ended September 30, 2005, we earned net income from continuing operations of $31.2 million in the quarter ended September 30, 2006, an increase of 21% over the $26.0 million earned during the same period last year. Through continued efforts to improve quality and efficiency, and despite the loss of the previously mentioned Microsoft and FDC minimum revenue guarantees and interest-based revenue from a processing change at our largest bank customer, we generated $37.1 million of free cash flow for the quarter ended September 30, 2006, compared to $41.2 million for the quarter ended September 30, 2005. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for further discussion of this measure.
     Our five-year agreements with Microsoft and FDC, resulting from our acquisition of TransPoint in September 2000, expired in the first six months of fiscal 2006. Our contracts with both Microsoft and FDC included monthly minimum revenue guarantees that increased annually over their five-year terms. The following table represents the total quarterly minimum revenue guarantees we received in fiscal 2006 with the respective customer (in thousands):

Quarter Ended	Microsoft	FDC	Total
September 30, 2005	$9,000	$3,000	$12,000
December 31, 2005	9,000	—	9,000

Total	$18,000	$3,000	$21,000

     Our agreement with FDC expired in August 2005. Our agreement with Microsoft expired in December 2005. Both agreements operated substantially below their minimum revenue guarantees throughout their duration.
     Our Electronic Commerce Division generated revenue growth of approximately 5% from the quarter ended September 30, 2005, to the quarter ended September 30, 2006. Including the impact of our new PhoneCharge telephone bill payment business we acquired in January 2006, our volume of transactions processed grew by 17%, to nearly 312 million for the quarter ended September 30, 2006, over the 266 million we processed for the same period last year. We delivered almost 52 million e-bills in the quarter ended September 30, 2006, representing a 21% increase from the nearly 43 million e-bills we delivered during the quarter ended September 30, 2005. Additionally, our acquisition of Aphelion in October 2005 provided additional revenue to our Health and Fitness business. Offsetting growth in our core businesses were the previously mentioned decline in revenues from Microsoft and FDC, and reductions in interest-based revenue resulting from our largest bank customer migrating to our standard risk-based payment processing model in the quarter ended March 31, 2006. Successful efforts to improve efficiency and quality have resulted in lower cost per transaction, allowing us to share scale efficiencies with our customers through volume based pricing discounts. When combined with the aforementioned loss of high margin revenue minimums and interest-based revenue, our operating margin has dropped from 42% for the quarter ended September 30, 2005, to 35% for the quarter ended September 30, 2006.
     During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. At the time, we were not fully certain as to all of the reasons for this lower than anticipated transaction growth, and since then we have performed significant analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our consumer service provider (“CSP”) customers for our last four fiscal years. To date, we have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer's shift to our standard risk-based processing model in the quarter ended March 31, 2006, and somewhat slower transaction growth given the industry leading consumer penetration at that customer.
     While not impacting overall annual transaction growth, our analysis has revealed a previously undetected cyclical pattern within the four quarters of a given fiscal year. We now understand that, barring unusual events, CSP-based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP-based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past three months, we believe we are better able to forecast transaction growth. We will continue to study consumer behavior patterns over the next several quarters to further refine our understanding of transaction growth. Additionally, our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers. Refer to the Segment Information section of this report for a five quarter trend of these metrics.
     Our Investment Services Division generated 15% quarter-over-quarter growth in portfolios managed to more than 2.3 million as of September 30, 2006, from almost 2.0 million for the same period in the previous year. We continue to invest heavily in the rewrite of our CheckFree APL operating system. Despite the resulting lower near-term operating margin, we expect this investment to provide us the opportunity to expand our services into the rapidly expanding separately managed accounts (“SMA” and “SMAs”) market. In September 2005, we purchased substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) and, in February 2006, we divested our M-Solutions business. Along with steady underlying portfolio growth, we expect our operating margin in Investment Services to remain in the mid-to-upper teens level until we complete our system rewrite and the related migration of our customer base to the new operating platform.
     Our Software Division increased its revenue by 8% on a quarter-over-quarter basis. This increase was due primarily to growth in license sales of our treasury and securities products, combined with increased maintenance revenue resulting from strong license sales over the past year. With a strong sales pipeline entering fiscal 2007, we had a positive start to the year. However, for full year planning purposes, we do not anticipate higher overall license sales than originally anticipated at the beginning of the year.
     During the quarter ended September 30, 2006, we purchased 2,637,747 shares of our common stock for $100 million, utilizing the full amount of board approved funds for fiscal 2007. We continue to expect to generate between $190 million and $195 million of free cash flow in fiscal 2007. When combined with cash, cash equivalents, and investments totaling $330.9 million as of September 30, 2006, and an untapped $300 million line of credit, we believe we are positioned to take advantage of additional opportunities for acquisitions as they arise.
     As you review our historical financial information in this Quarterly Report, you should be aware that, in the quarter ended March 31, 2006, we divested of M-Solutions, a business within our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. Therefore, we have restated historical statements of operations data for the quarter ended September 30, 2005, to exclude M-Solutions from income from continuing operations.

     The following table sets forth, as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended
	September 30,
	2006	2005
Total revenues	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	40.6	37.5
Research and development	11.7	10.8
Sales and marketing	9.3	8.6
General and administrative	7.8	7.6
Depreciation and amortization	9.5	16.6

Total expenses	78.9	81.1

Income from continuing operations	21.1	18.9
Equity in net loss of joint venture	(0.2)	(0.3)
Interest, net	1.4	1.1

Income from continuing operations before income taxes	22.3	19.7
Income tax expense	8.7	7.5

Income from continuing operations	13.6	12.1

Earnings from discontinued operations before income taxes	—	0.3
Income tax expense on discontinued operations	—	(0.1)

Income from discontinued operations	—	0.2

Net income	13.6%	12.3%

Results of Operations
     The following table sets forth our total revenues for the quarter ended September 30, 2006 and 2005, respectively.
Total Revenues (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$228,619	$213,693	$14,926	7.0%
     Our growth in total revenues was driven by 5% growth in our Electronic Commerce Division, 22% growth in our Investment Services Division and 8% growth in our Software Division.
     Overall growth in Electronic Commerce, including our new PhoneCharge telephone bill payment business acquired in January 2006, continues to be driven primarily by 17% growth in transactions processed to nearly 312 million for the quarter ended September 30, 2006, from 266 million for the quarter ended September 30, 2005. In addition, we delivered almost 52 million e-bills in the quarter ended September 30, 2006, representing an increase of approximately 21% from the nearly 43 million e-bills we delivered during the quarter ended September 30, 2005. We have also experienced steady growth in our Health and Fitness business, aided by our acquisition of Aphelion in October 2005. Revenue growth was negatively impacted by several factors on a quarter-over-quarter basis. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of continued transaction growth and better utilization of efficiencies of scale, our average revenue per transaction continued to decline with respect to our transaction-based revenue. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted total company revenue growth by greater than 5% on a quarter-over-quarter basis. Also, our largest bank customer migrated from a processing model that guarantees funds, to our standard risk-based processing model, which negatively impacted our interest-based revenue.

     Growth in Investment Services revenue was driven primarily by growth in the number of portfolios managed, to more than 2.3 million as of September 30, 2006, from almost 2.0 million as of September 30, 2005. In some cases, we are adding new portfolios to CheckFree APL at a lower price, driven by the increased volume coming from broker dealers, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that continued favorable market conditions have resulted in steady growth in portfolios managed, and we remain optimistic about resulting growth opportunities.
     Growth in our Software Division on a quarter-over-quarter basis has been driven primarily by increased sales of our treasury and securities software products combined with increased maintenance revenue resulting from new license sales and positive annual customer retention.
     The following tables set forth comparative revenues, by type, for the quarter ended September 30, 2006 and 2005, respectively.
Processing and Servicing (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$195,478	$184,640	$10,838	5.9%
     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services Divisions. While stable growth in portfolios managed in Investment Services contributed positively, our increase in processing and servicing revenue resulted primarily from the aforementioned growth in transactions processed in Electronic Commerce. Growth in transactions was favorably influenced by our new telephone bill payment offering, resulting from our acquisition of PhoneCharge in January 2006. We delivered almost 52 million e-bills in the quarter ended September 30, 2006, representing an increase of approximately 21% over the nearly 43 million e-bills we delivered during the quarter ended September 30, 2005. Volume-based growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within our Electronic Commerce and Investment Services Divisions. Additionally, growth was negatively impacted by the aforementioned expiration of our processing contracts with FDC in August 2005 and Microsoft in December 2005, and the impact on interest-based revenue resulting from our largest bank customer migrating to a risk-based processing model during the quarter ended March 31, 2006.
License Fees (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$9,074	$7,558	$1,516	20.1%
     Our first quarter is typically a seasonally slow quarter for us. Growth in our license fees in the first quarter of fiscal year 2007 as compared to the same period last year was primarily due to increased sales of our treasury and securities products.
Maintenance Fees (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$11,530	$9,663	$1,867	19.3%
     Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our maintenance base has grown as a result of recent license sales, customer retention rates exceeding 80%, and moderate price increases across all business units. Our September 2005 acquisition of IDS within our Investment Services business resulted in a new source of maintenance revenue for us and represents over half of our growth in maintenance revenue on a quarter-over-quarter basis. We recognize maintenance fees ratably over the term of the related contractual support period.
Professional Fees (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$12,537	$11,832	$705	6.0%

     Professional fees revenue consists primarily of consulting and implementation fees across all three of our divisions. Our expanded product lines over the past several years have given us additional opportunities to provide services to our customers. Because professional fees are typically project oriented, our quarter-over-quarter growth is the net result of increases and decreases throughout our various product lines.
     The following set of tables provides expense comparisons with their relative percentages of our consolidated revenues for the quarters ended September 30, 2006 and 2005, respectively.
Cost of Processing, Servicing and Support (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended	$92,849	40.6%	$80,168	37.5%
     Cost of processing, servicing and support, as a percentage of revenue, has increased by 3.1% on a quarter-over-quarter basis, due in large part to the previously mentioned loss of high margin Microsoft and FDC revenues in the first half of fiscal 2006 and the negative impact on interest-based revenue from our largest customer changing payment processing models in the quarter ended March 31, 2006. In both Electronic Commerce and Investment Services, we continue to focus investment on additional efficiency and quality improvement within our customer care processes and our information technology infrastructure, and are leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction processed and cost per portfolio managed. Within Electronic Commerce, helped by our January 2006 acquisition of PhoneCharge, which added electronic telephone bill payment transactions, our electronic payment rate is currently 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. It is difficult to raise the electronic rate above the 84% level as it takes an increasing number of relatively small merchants to sign up for electronic payment receipt to improve the number a single percentage point. Also, a portion of the new PhoneCharge transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of the business. Relatively high growth in credit card payments in the future could place downward pressure on the gains we expect from continued Six Sigma-based process improvements within our Electronic Commerce business. Looking forward, we expect some near-term pressure on our gross margin as we invest in resources to support our high-availability disaster recovery efforts. These efforts began in earnest in the quarter ended June 30, 2006, and we expect continued incremental investment in this area throughout fiscal 2007.
Research and Development (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended	$26,738	11.7%	$23,057	10.8%
     In addition to combined incremental research and development costs of approximately $1.3 million from our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, we continue to invest in product enhancement and productivity improvement initiatives in all of our core businesses. The rewrite of our operating system within Investment Services, which is currently scheduled for initial deployment and customer migrations in the second half of fiscal 2007, continues to be our largest single ongoing research and development project.
Sales and Marketing (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended	$21,275	9.3%	$18,422	8.6%
     Approximately one third of our incremental quarter-over-quarter sales and marketing costs are the combined result of our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. In addition to the impact of acquisitions, the increase in sales and marketing costs, as a percentage of consolidated revenues, is mainly due to a general increase in sales and marketing costs in our Software Division.
General and Administrative (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended	$17,749	7.8%	$16,267	7.6%
     Approximately one half of our incremental quarter-over-quarter general and administrative costs are the combined result of our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. Despite incremental cost associated with acquisitions, we have been able to effectively leverage corporate general and administrative resources through elimination of redundancy. Subject to unforeseen issues, we expect to manage our general and administrative costs to a level between 7% and 7.5% of total revenue by the end of fiscal 2007.
Depreciation and Amortization (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended	$21,805	9.5%	$35,472	16.6%
     Depreciation and amortization expenses from operating fixed assets and capitalized software development costs increased modestly to $10.8 million for the quarter ended September 30, 2006, from $10.1 million for the quarter ended September 30, 2005. The remainder of our depreciation and amortization expense represents acquisition-related amortization.
     Despite additional amortization from intangible assets acquired from IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, acquisition related amortization expense decreased overall because of intangible assets that fully amortized during fiscal 2006. In particular, completion of the amortization of the TransPoint strategic agreements in the quarter ended September 30, 2005 resulted in a decrease in amortization expense of approximately $16.5 million on a quarter-over-quarter basis.
Equity in Net Loss of Joint Venture (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended	$(458)	(0.2)%	$(667)	(0.3)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have a 50% equity interest in OneVu, and therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represented 100% of losses incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $830,000 in exchange for a security interest in OneVu subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million and we have guaranteed the credit facility. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting now recognizing only 50% of the results of operations of OneVu. Because of our debt guarantee, our portion of the operating losses has caused the carrying value of our investment in the joint venture to fall below zero, becoming a liability in the quarter ended September 30, 2006. The liability will increase as long as the joint venture incurs losses and will be reduced by our share of any profits.

Net Interest (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended:
Interest income	$3,581		$2,691
Interest expense	(287)		(235)

Net interest	$3,294	1.4%	$2,456	1.1%

     In addition to an increase in average cash, cash equivalents and investments, interest rates continue to rise from the same period last year, which increased our interest income during the quarter ended September 30, 2006, as compared to the same period last year.
     Our interest expense remained relatively flat on a quarter-over-quarter basis as the primary increase in capital lease obligations relates to the financing of a new data center whereby interest will be capitalized to the facility until its expected opening early in fiscal 2008.
Income Tax Expense (000’s)

	September 30,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate
Quarter ended	$19,822	38.8%	$16,115	38.3%
     Our federal statutory tax rate is 35%, and our overall blended statutory rate (federal, state and foreign combined) approached 39% without the benefit of tax planning strategies. Our effective rate of 38.8% for the quarter ended September 30, 2006 was higher than the same period in the previous year as a result of certain one time non-deductible expenses identified in the quarter. We expect a full year effective tax rate of 38.25% at this time. Our effective tax rate of 38.3% for the quarter ended September 30, 2005, was lower than our blended statutory rate due to tax-free municipal interest income and research and experimentation tax credits.
Earnings from Discontinued Operations (000’s)

	September 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Quarter ended:	—	—	$608	0.3%
     In the quarter ended March 31, 2006, we divested the assets of M-Solutions, a business within our Investment Services Division. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business, separately as earnings from discontinued operations for all periods presented. M-Solutions historically provided modest earnings on both quarterly and annual bases.
Income Tax Expense on Discontinued Operations (000’s)

	September 30,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate
Quarter ended:	—	—	$232	38.2%
     Our effective tax rate related to M-Solutions operations of 38.2% in the quarter ended September 30, 2005, was consistent with our effective tax rate related to our continuing operations.

Segment Information
     We evaluate the performance of our segments based on total revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization related to various business and asset acquisitions, the impact of discontinued operations and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options, beginning July 1, 2004.
     The following table sets forth total revenues, operating income (loss) and certain other financial information by segment, for the periods noted:

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Revenues:
Electronic Commerce	$171,029	$163,451
Investment Services	29,622	26,421
Software	27,968	25,885
Impact of discontinued operations	—	(2,064)

Total revenues	$228,619	$213,693

Segment operating income (loss):
Electronic Commerce	$59,680	$68,473
Investment Services	5,528	4,398
Software	6,354	5,165
Corporate	(11,688)	(10,223)
Impact of discontinued operations	—	(608)
Purchase accounting amortization:
Electronic Commerce	(9,627)	(23,575)
Investment Services	(484)	(313)
Software	(856)	(1,654)
SFAS 123(R) – Stock options issued before July 1, 2004:
Electronic Commerce	(512)	(985)
Investment Services	(72)	(139)
Software	(31)	(60)
Corporate	(89)	(172)

Income from operations	$48,203	$40,307

Electronic Commerce Segment Information:
Electronic Commerce Revenue (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$171,029	$163,451	$7,578	4.6%
     Revenue growth in Electronic Commerce was primarily the result of an increase in transactions processed, including those added by our new PhoneCharge telephone bill payment business and an increase in e-bills distributed, offset by volume-based price discounts, the loss of minimum revenue guarantees resulting from the expiration of processing agreements with Microsoft and FDC, and the impact on interest-based revenue related to the migration of our largest bank customer to our risk-based processing model.
     As of the quarter ended September 30, 2006, we began reporting a new set of Electronic Commerce Division metrics. Our transaction-based based metrics are divided between CSP and non-CSP results. CSPs are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites, and personal financial management software providers. Non-CSP results include agent-based payments, phone-based payments and ancillary payment products including our biller direct and account balance transfer businesses. We believe the distinction between CSP and non-CSP results provide investors greater insight into the key underlying trends of our business.
     As e-bill delivery and its associated revenue continue to grow, we now believe this business is sufficiently substantial to report separately. A third category of revenue which we simply refer to as “Other Electronic Commerce,” includes our Health and Fitness products and other ancillary revenue sources such as implementation and consulting services.
     The following table provides a historical trend of revenue, underlying transaction metrics and subscriber metrics, where appropriate, for our Electronic Commerce Division over the last five quarters.

	Three Months Ended
	9/30/06	6/30/06		3/31/06	12/31/05	9/30/05
	(in millions, except revenue per transaction and revenue
	per e-bill delivered)
Transactions
CSP:
Revenue	$114.2	$111.8		$113.8	$120.5	$122.7
Revenue per transaction	$0.48	$0.49		$0.52	$0.60	$0.64
Transactions processed	235.7	227.5		217.3	199.9	190.3

Non CSP:
Revenue	$36.2	$34.4		$36.0	$24.4	$24.3
Revenue per transaction	$0.48	$0.46		$0.47	$0.34	$0.32
Transactions processed	76.0	74.7		76.0	70.8	75.7

Total Transactions:
Revenue	$150.4	$146.2		$149.8	$144.9	$147.0
Transactions processed	311.7	302.2		293.3	270.7	266.0

e-bill Delivery
Revenue	$8.5	$8.0		$7.4	$7.2	$6.8
Revenue per e-bill delivered	$0.16	$0.16		$0.16	$0.16	$0.16
e-bills delivered	51.8	50.0		46.7	45.2	42.7

Other Electronic Commerce
Revenue	$12.1	$12.3		$12.2	$11.2	$9.7

Other Performance Metrics
Active subscribers(1)	10.5	10.0	(2)	9.7	9.0	8.8

(1)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a Consumer Service Provider that outsources essentially all of its electronic billing and payment (EBP) functions to CheckFree.

(2)	Adjusted to correct previously reported number of 10.3.
     During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April, combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. At the time, we were not fully certain as to all of the reasons for this lower than anticipated transaction growth, and since then we have performed significant analysis of the causes, including a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years. To date, we have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer's shift to our standard risk-based processing model in the quarter ended March 31, 2006, and somewhat slower transaction growth given the industry leading penetration at that customer.
     While not impacting overall annual transaction growth, our analysis has revealed a previously undetected cyclical pattern within the four quarters of a given fiscal year. We now understand that, barring unusual events, CSP-based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP-based sequential quarterly transaction growth in the second and third quarters of our fiscal year. We will continue to study consumer behavior patterns over the next several quarters to further refine our understanding of transaction growth. Additionally, our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers. These metrics are included in the above chart.
     The quarter-over-quarter increase in revenue and transactions in our non-CSP category was primarily due to our acquisition of PhoneCharge in January 2006, which added telephone bill payment processing and credit card payment capabilities to our suite of payment products. Telephone bill payments carry a much higher price than other non-CSP payments. Further, in our walk-in bill payment business, a recent trend of authorized biller customers switching to a higher priced consumer fee paid pricing model has resulted in slower growth in this product line. As a result, our non-CSP revenue per transaction increased from $0.32 in the quarter ended September 30, 2005, to $0.48 in the quarter ended September 30, 2006.
     We delivered almost 52 million e-bills in the quarter ended September 30, 2006, representing an increase of approximately 21% from the nearly 43 million e-bills we delivered during the quarter ended September 30, 2005. Revenue per e-bill delivered has remained consistent at $0.16 throughout the reporting periods.
     The increase in Other Electronic Commerce revenue was primarily due to our acquisition of Aphelion in October 2005, designed to enhance our Health and Fitness products.
Electronic Commerce Operating Income (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$59,680	$68,473	$(8,793)	(12.8)%
     Our continued efforts to improve quality and efficiency in our operations, combined with a substantial electronic versus paper payment rate of 84% and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Our operating margin has declined from 42% for the quarter ended September 30, 2005 to 35% for the quarter ended September 30, 2006. Although offset somewhat by our acquisitions of PhoneCharge and Aphelion, the high-margin revenue loss resulting from the expected expiration of our contracts with FDC and Microsoft, combined with the negative impact on our interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model, resulted in downward pressure on our operating margin as we entered fiscal 2007.
Investment Services Segment Information:
Investment Services Revenue (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$29,622	$26,421	$3,201	12.1%
     Revenue growth in Investment Services was primarily due to an increase in portfolios managed to more than 2.3 million as of September 30, 2006 from almost 2.0 million as of September 30, 2005. We continue to provide certain incentives for our customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, we realized a full three months of revenue in the three months ended September 30, 2006 from our acquisition of IDS in the last month of the first quarter of fiscal year 2006. We remain cautiously optimistic about the opportunity for continued portfolio growth through fiscal 2007 as demand for separately managed accounts continues to improve.

Investment Services Operating Income (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$5,528	$4,398	$1,130	25.7%
     Our operating margin has increased to 19% for the quarter ended September 30, 2006 from 17% for the quarter ended September 30, 2005, primarily driven by the growth in portfolios managed to more than 2.3 million as of September 30, 2006, from almost 2.0 million as of September 30, 2005. We continue to incur significant spending on the enhanced operating system project, CheckFree EPLSM (Enhanced Portfolio Lifecycle), and continue to invest in resources designed to improve future operational quality standards through Six Sigma quality programs. We expect our future margin to remain around the mid to upper teens level until completion of CheckFree EPLSM, for which initial deployment and customer migration is scheduled in the second half of fiscal 2007.
Software Segment Information:
Software Revenue (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$27,968	$25,885	$2,083	8.0%
     Growth in revenue on a quarter-over-quarter basis was mainly due to growth in license sales of our securities products. Additionally, we experienced quarter-over-quarter growth in maintenance revenue resulting from strong license sales throughout fiscal 2006. Our sales pipelines steadily improved through fiscal 2006 and into 2007. However, while we had a strong start to fiscal 2007, we do not currently believe this will result in greater than expected software sales for the full year.
Software Operating Income (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$6,354	$5,165	$1,189	23.0%
     Our operating margin improved from 20% for the quarter ended September 30, 2005, to nearly 23% for the quarter ended September 30, 2006, resulting primarily from the strong start in software sales in fiscal 2007.
Corporate Segment Information (000’s):

	September 30,		Change
	2006	2005	$	%
Quarter ended	$(11,688)	$(10,223)	$(1,465)	(14.3)%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and despite operations added through acquisition. We expect our Corporate operating expenses to remain near 5% of our consolidated revenues.
Purchase Accounting Amortization (000’s):

	September 30,		Change
	2006	2005	$	%
Quarter ended	$10,967	$25,542	$(14,575)	(57.1)%
     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions. The decrease in purchase accounting amortization is due to intangible assets that have fully amortized since September 30, 2005, offset by the addition of identifiable intangible assets of $9.3 million from our acquisition of IDS in September 2005, $7.6 million from our acquisition of Aphelion in October 2005, and $31.1 million from our acquisition of PhoneCharge in January 2006. The September 2005 expiration of the TransPoint strategic agreements alone reduced intangible asset amortization by approximately $16.5 million on a quarter-over-quarter basis.
SFAS 123(R) – Stock Options Issued Before July 1, 2004 (000’s):

	September 30,		Change
	2006	2005	$	%
Quarter ended	$704	$1,356	$(652)	(48.1)%
     Upon our adoption of SFAS 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amount recorded during the first quarters of fiscal 2006 and 2007 represent equity-based compensation relating to the vesting of options that were still unvested as of July 1, 2005 but were granted before our implementation of our current incentive compensation philosophy on July 1, 2004, which significantly reduced overall participation and focused on restricted stock awards with limited stock options grants.
Impact of Discontinued Operations:
M-Solutions Operating Income (000’s)

	September 30,		Change
	2006	2005	$	%
Quarter ended	$—	$(608)	$(608)	100.0%
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
Cyclicality and Seasonality
     During the quarters ended June 30, 2006 and September 30, 2006, we experienced lower than expected sequential quarterly transaction growth within our Electronic Commerce business. By conducting a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years, to date, we have learned that the sequence of long months and short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter effects sequential quarterly transaction growth.
     While we see no overall annual impact on transaction growth, our analysis has revealed a previously undetected cyclical pattern within the four quarters of a given fiscal year. We now understand that barring unusual events, CSP-based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP-based sequential quarterly transaction growth in the second and third quarters of our fiscal year. We will continue to study consumer behavior patterns over the next several quarters to further refine our understanding of transaction growth.
     We typically experience a seasonal quarterly pattern to license sales within our Software Division. License sales are typically lowest in the first quarter of our fiscal year and typically highest in the fourth quarter of our fiscal year. However, the timing of the execution of our contracts in any given quarter, may skew this seasonal pattern.
Inflation
     We believe the effects of inflation have not had a significant impact on our results of operations.

Liquidity and Capital Resources
     The following chart provides a summary of our consolidated statements of cash flows for the appropriate periods (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$47,564	$43,475
Net cash provided by investing activities	58,583	1,242
Net cash provided by (used in) financing activities	(97,047)	5,190
Effect of exchange rate changes	426	59

Net increase in cash and cash equivalents	$9,526	$49,966

     As of September 30, 2006, we had $251.9 million of cash, cash equivalents and short-term investments on hand, and an additional $79.0 million in long-term investments. Our balance sheet reflects a current ratio of 2.2 and working capital of $329.0 million. Due primarily to processing efficiency improvement, we experienced a significant increase in net cash provided by operating activities over the past several years. We generated $47.6 million of net cash provided by operating activities, and we expect to generate net cash provided by operating activities in the range of about $245.0 million to $250.0 million in the fiscal year ending June 30, 2007. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for the fiscal year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. In July 2006, our board of directors approved up to $100.0 million for the purpose of repurchasing shares of our common stock through July 31, 2007. As of September 30, 2006, we used the full $100.0 million to purchase 2,637,747 shares of our common stock under this program. To the extent we require additional cash, we have access to an untapped $300.0 million revolving credit facility. We have no immediate plans to borrow against this credit facility.
     From an investing perspective, we generated net cash of $58.6 million in the quarter ended September 30, 2006. We generated $75.8 million from the net sales of investments, we used $12.1 million in capital expenditures, $4.9 million for the change in other assets, and $0.2 million in the capitalization of software development costs. We expect to spend about $55.0 million on purchases of property and equipment during our fiscal year 2007, in addition to approximately $40.0 million specifically on a new data center within the year.
     From a financing perspective, we used net cash of $97.0 million in the quarter ended September 30, 2006. We received $1.5 million from our Associate Stock Purchase Plan, $0.6 million from the exercise of stock options, $0.5 million from the excess tax benefit related to our equity-based compensation and $0.6 million in reimbursements from our data center financing facility. In addition, we used $100.0 million to purchase shares of our common stock and $0.3 million for payments on our capital leases and other long-term obligations.
     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate in the range of about $190.0 to 195.0 million of free cash flow for the fiscal year ending June 30, 2007. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for a discussion of this measure.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of September 30, 2006, and do not anticipate any change in the foreseeable future.
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
     As a technology company, we make significant capital expenditures in order to update our technology and to remain competitive. Our free cash flow reflects the amount of cash we generated that remains, after we have met those operational needs, for the evaluation and execution of strategic initiatives such as acquisitions, stock and/or debt repurchases and other investing and financing activities, including servicing additional debt obligations. During the fourth quarter of fiscal 2006, we entered into a credit facility to finance the construction of up to two data centers. Amounts we spend to construct these data centers are included in our capital expenditures, but will be fully reimbursed by the credit facility. The reimbursements from the credit facility are added to our free cash flow measure because these expenditures do not impact our overall liquidity. The data center reimbursements line represents a change to our definition of free cash flow as of the quarter ended June 30, 2006.
     Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which we filed with the SEC on September 8, 2006.
     Our free cash flow for the quarter ended September 30, 2006 and September 30, 2005 is calculated as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$47,564	$43,475
Excluding: Net change in settlement accounts	1,074	4,908
Less: Capital expenditures	(12,099)	(7,166)
Plus: Data center reimbursements	526	—

Free cash flow	$37,065	$41,217

     Net cash provided by investing activities for the quarters ended September 30, 2006 and 2005, was $58.6 million and $1.2 million, respectively. Net cash provided by (used in) financing activities for the quarters ended September 30, 2006 and 2005, was $(97.0) million and $5.2 million, respectively.
     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires companies that sponsor a post retirement plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its year-end balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation and the benefit obligation’s measurement basis is the projected benefit obligation for pension plans and the accumulated postretirement obligation for other postretirement benefit plans. The provisions of SFAS 158 are effective as of the beginning of our fiscal year 2008. We do not believe SFAS 158 will have an impact on our consolidated financial statements since we presently do not have a defined benefit pension or other postretirement benefit plan.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements,” which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance on the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold before a tax benefit can be recognized. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also contains guidance on correcting misstatements under the dual approach and provides transition guidance for correcting misstatements in prior years. Adjustments required upon adoption of SAB 108 must be disclosed in the notes to the financial statements. SAB 108 is effective for our fiscal year 2007 annual financial statements.
Application of Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial conditions and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on September 8, 2006, we described the policies and estimates relating to accounting for goodwill, intangible assets exclusive of goodwill, equity instruments issued to customers and income taxes and deferred income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2006 (filed September 8, 2006), and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We now maintain offices in the United Kingdom, Australia, and Luxembourg. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Australian dollar for our Australian subsidiary, and the euro as the functional currency for our Luxembourg operations. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in forward foreign exchange contracts and other similar instruments.
     While our international sales represented about five percent of our consolidated revenues for the quarter ended September 30, 2006, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenues. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of September 30, 2006, we did not have any outstanding interest rate swap arrangements.
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 3, 2005, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $60.0 million of our common stock through July 31, 2006. During fiscal 2006, we purchased a total of 707,732 shares at an average purchase price of $47.48 per share, or approximately $33.6 million in the aggregate. As of June 30, 2006, the dollar value of the shares that remained available for repurchase under this program was approximately $26.4 million. This program expired on July 31, 2006, with such remaining approved repurchase amount still outstanding.
     On August 1, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through July 31, 2007. During the month of August 2006, we repurchased a total of 2,176,158 shares at an average purchase price of $37.22 per share; in September 2006, we repurchased a total of 461,589 shares at an average purchase price of $41.15 per share, or approximately $100.0 million in the aggregate. The repurchased shares were retired and cancelled immediately. These repurchases are reflected in the following table.

				(d)
			(c)	Approximate Dollar
			Total Number of	Value of Shares that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2006 to July 31, 2006	—	—	—	$0
August 1, 2006 to August 31, 2006	2,176,158	$37.22	2,176,158	$18,996,057
September 1, 2006 to September 30, 2006(1)	461,589	$41.15	461,589	$127

Total	2,637,747	$37.91	2,637,747	$127

(1)	Last repurchase date was September 15, 2006
Item 6. Exhibits

Exhibit	Exhibit
Number	Description

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 CHECKFREE CORPORATION

Date: November 8, 2006	By:	/s/ David E. Mangum
David E. Mangum, Executive Vice
President and Chief Financial Officer* (Principal Financial Officer)

*	In his capacity as Executive Vice President and Chief Financial Officer, Mr. Mangum is duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.