Form 10-Q
period 2006-12-31
CHECKFREE CORP \GA\
filed 2007-02-08
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (check one):.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,408,811 shares of Common Stock, $.01 par value, were outstanding at January 31, 2007.

FORM 10-Q
CHECKFREE CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	June 30,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,708	$173,083
Settlement assets	130,513	107,128
Investments	106,445	144,530
Accounts receivable, net	167,340	146,605
Prepaid expenses and other assets	37,324	39,810
Deferred income taxes	6,779	7,311

Total current assets	602,109	618,467

PROPERTY AND EQUIPMENT, NET	115,280	100,217

OTHER ASSETS:
Capitalized software, net	3,717	3,755
Goodwill	734,937	734,591
Strategic agreements, net	93,534	106,005
Other intangible assets, net	53,867	62,416
Investments and restricted cash	70,267	78,559
Other noncurrent assets	9,433	8,372
Deferred income taxes	47,347	45,240
Investment in joint venture	—	407

Total other assets	1,013,102	1,039,345

Total assets	$1,730,491	$1,758,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,970	$16,967
Settlement obligations	127,209	103,732
Accrued liabilities	70,042	74,366
Current portion of long-term obligations	2,120	767
Deferred revenue	50,473	40,301

Total current liabilities	263,814	236,133

ACCRUED RENT AND OTHER	4,321	3,844

DEFERRED INCOME TAXES	1,408	2,964

DEFERRED REVENUE	3,708	3,021

CAPITAL LEASE AND LONG-TERM OBLIGATIONS — LESS CURRENT PORTION	42,404	28,432

STOCKHOLDERS’ EQUITY:
Preferred stock — 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock — 500,000,000 authorized shares, $0.01 par value; issued and outstanding 87,260,016 and 90,867,834 shares, respectively	873	909
Additional paid-in-capital	2,345,608	2,482,309
Accumulated other comprehensive loss	(149)	(1,593)
Accumulated deficit	(931,496)	(997,990)

Total stockholders’ equity	1,414,836	1,483,635

Total liabilities and stockholders’ equity	$1,730,491	$1,758,029

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES:
Processing and servicing:
Third parties	$200,775	$176,716	$396,253	$352,356
Related parties	—	9,000	—	18,000

Total processing and servicing	200,775	185,716	396,253	370,356
License fees	12,321	7,822	21,395	15,380
Maintenance fees	11,924	9,966	23,454	19,629
Professional fees	12,140	10,340	24,677	22,172

Total revenues	237,160	213,844	465,779	427,537

EXPENSES:
Cost of processing, servicing and support	93,910	81,507	186,759	161,675
Research and development	26,323	23,770	53,061	46,828
Sales and marketing	24,270	20,742	45,545	39,164
General and administrative	17,429	16,292	35,178	32,558
Depreciation and amortization	21,307	19,927	43,112	55,399

Total expenses	183,239	162,238	363,655	335,624

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER
INCOME AND EXPENSES	53,921	51,606	102,124	91,913
OTHER:
Equity in net loss of joint venture	(464)	(807)	(922)	(1,474)
Interest income	3,152	3,156	6,733	5,848
Interest expense	(456)	(240)	(743)	(476)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES	56,153	53,715	107,192	95,811
INCOME TAX EXPENSE	20,876	20,345	40,698	36,460

INCOME FROM CONTINUING OPERATIONS	35,277	33,370	66,494	59,351

Income from discontinued operations before income taxes	—	646	—	1,254
Income tax expense on discontinued operations	—	251	—	483

Income from discontinued operations	—	395	—	771

NET INCOME	$35,277	$33,765	$66,494	$60,122

BASIC EARNINGS PER SHARE:
Continuing operations	$0.40	$0.37	$0.75	$0.65
Discontinued operations	$—	$—	$—	$0.01

Total basic	$0.40	$0.37	$0.75	$0.66

Weighted-average number of shares	87,976	90,820	88,969	$90,699

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.39	$0.36	$0.73	$0.64
Discontinuing operations	$—	$—	$—	$0.01

Total diluted	$0.39	$0.36	$0.73	$0.65

Weighted-average number of shares	90,624	93,589	91,612	93,203

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$66,494	$60,122
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net loss of joint venture	921	1,474
Depreciation and amortization	43,112	55,809
Expenses related to data center	1,021	—
Deferred income tax benefit	(3,132)	(6,571)
Equity-based compensation	8,753	8,092
Net loss on disposition of property and equipment	36	220
Change in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	92	(2,262)
Accounts receivable	(20,186)	(15,525)
Prepaid expenses and other	7,404	(9,837)
Accounts payable	(3,194)	1,719
Accrued liabilities and other	(5,126)	(2,885)
Deferred revenue	10,287	9,906

Net cash provided by operating activities	106,482	100,262

INVESTING ACTIVITIES:
Purchase of property and software	(21,345)	(23,642)
Purchase of property and software for data center facility	(4,190)	—
Capitalization of software development costs	(362)	(276)
Purchase of businesses, net of cash acquired	—	(36,144)
Purchase of investments — Available-for-sale	(137,578)	(173,674)
Proceeds from sales and maturities of investments — Available-for-sale	187,531	229,744
Purchase of other investments	(1,761)	(443)
Proceeds from other investments	17	163
Increase in restricted cash	(4)	(450)
Investment in joint venture	—	(2,367)
Change in other assets	(6,743)	(976)

Net cash provided by (used in) investing activities	15,565	(8,065)

FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(652)	(1,596)
Proceeds from stock options exercised	1,345	11,334
Excess tax benefit from equity-based compensation	625	1,486
Purchase of treasury stock	(150,000)	—
Proceeds from associate stock purchase plan	2,237	2,090
Proceeds from data center facility	4,262	—

Net cash (used in) provided by financing activities	(142,183)	13,314

Effect of exchange rate changes on cash and cash equivalents	761	(158)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,375)	105,353
CASH AND CASH EQUIVALENTS:
Beginning of period	173,083	101,272

End of period	$153,708	$206,625

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three and six months ended December 31, 2006 and 2005, are not necessarily indicative of our projected results for the full year.
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
     Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance on the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold before a tax benefit can be recognized. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely (on an accumulated basis) of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
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

2. Investments
     Our investments consist of the following (in thousands):

	December 31,	June 30,
	2006	2006
Available-for-sale	$311,074	$378,678
Other investments	3,645	1,329
Restricted cash	457	453
Less: amounts classified as cash equivalents	(138,464)	(157,371)

Total investments	$176,712	$223,089

     The fair value of our available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities.
     In the three- and six-month periods ended December 31, 2006, we sold available-for-sale investments in the amount of $11,956,000 and $187,531,000, respectively. In the three- and six-month periods ended December 31, 2005, we sold available-for-sale investments in the amount of $102,006,000 and $229,744,000, respectively. We incurred no gross gains or losses on these sales during the three- and six-month periods ended December 31, 2006 and 2005, respectively.
3. Goodwill and Other Intangible Assets
     As of December 31, 2006, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2006, to December 31, 2006, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2006	$659,705	$62,730	$12,156	$734,591
Goodwill adjustments	346	—	—	346

Balance as of December 31, 2006	$660,051	$62,730	$12,156	$734,937

     The components of our various amortized intangible assets are as follows (in thousands):

	December 31,	June 30,
	2006	2006
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,108	$167,108
Internal development costs	34,155	32,970

Total	201,263	200,078
Less: accumulated amortization	(197,546)	(196,323)

Capitalized software, net	$3,717	$3,755

Strategic agreements:
Strategic agreements (1)	$744,423	$744,423
Less: accumulated amortization	(650,889)	(638,418)

Strategic agreements, net	$93,534	$106,005

Other intangible assets:
Tradenames	$52,226	$53,176
Customer base	89,639	89,639
Current technology	10,290	10,290
Money transfer license	1,700	1,700
Covenants not to compete	5,670	5,670

Total	159,525	160,475
Less: accumulated amortization	(105,658)	(98,059)

Other intangible assets, net	$53,867	$62,416

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
     For the three- and six-month periods ended December 31, 2006, amortization of intangible assets totaled $10,664,000 and $22,243,000, respectively. For the three- and six-month periods ended December 31, 2005, amortization of intangible assets totaled $10,261,000 and $36,469,000, respectively. During the first quarter of fiscal year 2007, we decided to discontinue our stored value card operations. This decision required us to record an impairment of a tradename associated with the stored value card operations with an original cost of $950,000. The net book value of this intangible asset at the time of the impairment was approximately $736,000. In the process of negotiating a transaction with an outside party, we determined the fair market value of this intangible asset to be negligible, and recorded an impairment of the entire $736,000.
4. Discontinued Operations
     In February 2006, we completed the sale of the assets of the M-Solutions business unit, which was part of Investment Services. As a result of this disposition, the operating results of the M-Solutions business for the prior period have been reclassified as discontinued operations in the unaudited consolidated financial statements and related notes. In the three- and six-month periods ended December 31, 2005, we included in the earnings from discontinued operations before income taxes profit of $646,000 and $1,254,000, respectively.
5. Common Stock
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

     On August 1, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through July 31, 2007. During the month of August 2006, we repurchased a total of 2,176,158 shares of common stock at an average purchase price of $37.22; in September 2006, we repurchased a total of 461,589 shares at an average purchase price of $41.15 per share, or approximately $100.0 million in the aggregate. The repurchased shares were immediately retired and cancelled.
     On November 6, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through August 1, 2007. During the month of November 2006, we repurchased a total of 1,273,807 shares of common stock at an average purchase price of $39.25 per share, or approximately $50.0 million in the aggregate. The repurchased shares were immediately retired and cancelled.
     On July 27, 2006, our board of directors approved the adoption of the CheckFree Corporation 2006 Associate Stock Purchase Plan (the “2006 Plan”), and on November 1, 2006, at the 2006 Annual Meeting of Stockholders, the stockholders of the Company approved and adopted the 2006 Plan. The 2006 Plan replaced the Company’s Third Amended and Restated Associate Stock Purchase Plan, which expired on December 31, 2006. The total number of shares available for awards under the 2006 Plan is 2,000,000 shares.
     Effective January 1, 2007 CheckFree’s 401(K) Plan’s (the “401(K) Plan”) fiscal year end shifted from June 30 to December 31. This resulted in a short 6-month fiscal year for the 401(K) Plan beginning July 1, 2006 and ending December 31, 2006. Prior to January 1, 2007, CheckFree made an Employer Match to the 401(K) in the form of CheckFree common stock, which was calculated and distributed into participants’ accounts at the end of each fiscal year. Beginning January 1, 2007, CheckFree will no longer match contributions with CheckFree common stock, but rather, will make its Employer Match in cash, on a semi-monthly basis. The Employer Match, effective January 1, 2007, is guaranteed at 50% of the associate’s semi-monthly contribution, up to 6% of eligible earnings in that period.
6. Equity-Based Compensation
     On July 1, 2005, we adopted, using the modified prospective application, Statement of Financial Accounting Standards 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values, and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued, and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”
     In November 2002, our stockholders approved the CheckFree Corporation 2002 Stock Incentive Plan (the “2002 Plan.” Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The vesting terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our board of directors; however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. All options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan have a maximum contractual term of ten years. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At December 31, 2006, there were approximately 2,436,973 additional shares available for grant under the 2002 Plan.

     As of December 31, 2006, we had four types of equity-based payment arrangements with our associates: stock options, restricted stock, associate stock purchase plan and our 401(k) match (which was discontinued, effective January 1, 2007, see Note 5, above).
Stock Options
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, from June 30, 2006 to December 31, 2006:

		Weighted Average		Aggregate
	Number of	Remaining	Weighted Average	Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	3,604,750		$28.84
Granted	126,584		$37.27
Exercised	(82,849)		$16.27	$5,800,000
Cancelled	(128,486)		$36.31

Outstanding — End of period	3,519,999	4.5 years	$29.04	$39,200,000

Options exercisable at end of period	3,103,551	4.5 years	$28.81	$35,300,000

Weighted average per-share fair value of options granted during the period	$20.56
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the six-month periods ended December 31, 2006 and 2005, respectively: dividend yield of 0% in all periods; expected volatility of 50.2% and 52.4% using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 4.9% and 4.3%; and expected lives of three to seven years. We have used the simplified method as provided by Securities and Exchange Commission Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the quarters ended December 31, 2006 and 2005. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.
     In the six months ended December 31, 2006 and 2005, we recognized equity-based compensation expense of approximately $2,143,000 and $3,302,000 related to the vesting of stock options and a related tax benefit of approximately $823,000 and $1,264,000 respectively. As of December 31, 2006, we had approximately $5,800,000 of unrecognized compensation related to non-vested stock options, which we will record in our statement of operations over a weighted average recognition period of approximately 27 months.
Restricted Stock
     The following table summarizes the activity of restricted stock under our 2002 Plan, from July 1, 2006, to December 31, 2006:

	Number of	Weighted
	Restricted	Average Grant	Aggregate
	Stock	Date Fair Value	Intrinsic Value
Outstanding — Beginning of year	603,881	$31.49
Granted	321,372	$37.07
Vested	(57,217)	$30.22	$2,500,000
Cancelled	(88,770)	$32.64

Outstanding — End of period	779,266	$33.97

     In the six months ended December 31, 2006 and 2005, we recognized equity-based compensation expense of approximately $4,535,000 and $3,531,000, related to the vesting of shares of restricted stock and a related tax benefit of approximately $1,741,000 and $1,352,000 respectively. As of December 31, 2006, we had approximately $15,523,000 of unrecognized compensation related to non-vested shares of restricted stock which we will record in our statement of operations over a weighted average recognition period of approximately 26 months.
7. Earnings Per Share
     The following table sets forth the calculation of basis and diluted earnings per share in accordance with SFAS 128 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$35,277	$33,370	$66,494	$59,351
Income (loss) from discontinued operations	—	395	—	771

Numerator for basic and diluted earnings per share	$35,277	$33,765	$66,494	$60,122

Denominator:
Basic earnings per share — weighted average shares outstanding	87,976	90,820	88,969	90,699
Effect of dilutive securities:
Stock options and stock awards	2,648	2,769	2,643	2,504

Diluted earnings per share — weighted average shares outstanding	90,624	93,589	91,612	93,203

Basic earnings per share
Continuing operations	$0.40	$0.37	$0.75	$0.65
Discontinued operations	—	—	—	0.01

Net income	$0.40	$0.37	$0.75	$0.66

Diluted earnings per share
Continuing operations	$0.39	$0.36	$0.73	$0.64
Discontinued operations	—	—	—	0.01

Net income	$0.39	$0.36	$0.73	$0.65

     The weighted-average diluted common shares outstanding for the three- and six-month periods ended December 31, 2006 excludes the effect of approximately 741,000 and 782,000 out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three- and six-month periods ended December 31, 2005 excludes the effect of approximately 472,000 and 1,302,000 out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive.

8. Comprehensive Income
     We report comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of accumulated other comprehensive loss, which is a component of stockholders’ equity on our consolidated balance sheet, applicable to us are (i) unrealized gains or losses on our available-for-sale securities, and (ii) unrealized foreign currency translation differences., As a result, we are required to report the components of our comprehensive income, which are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$35,277	$33,765	$66,494	$60,122
Other comprehensive income (loss):
Foreign currency translation adjustments	541	(343)	540	(137)
Unrealized holding gains (losses) on investments, net of tax	125	484	904	(227)

Comprehensive income	$35,943	$33,906	$67,938	$59,758

9. Supplemental Disclosure of Cash Flow Information (in thousands)

	Six Months Ended
	December 31,
	2006	2005
Interest paid	$129	$249

Income taxes paid	$32,440	$33,333

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$4,671	$1,819

Stock funding of 401(k) match	$2,699	$2,994

Stock funding of Associate Stock Purchase Plan	$2,237	$1,946

Data center facilities advances	$8,404	$—

10. Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition-related intangible asset amortization, the SFAS 123(R) impact of options issued prior to July 1, 2004, equity in loss of joint venture and interest income and expense.

     The following sets forth certain financial information attributable to our business segments for the three and six months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Electronic Commerce	$176,413	$163,298	$347,442	$326,749
Investment Services	29,637	28,448	59,259	54,869
Software	31,110	24,194	59,078	50,079
Impact of discontinued operations	—	(2,096)	—	(4,160)

Total	$237,160	$213,844	$465,779	$427,537

Segment operating income (loss):
Electronic Commerce	$61,357	$64,070	$121,037	$132,543
Investment Services	5,711	5,052	11,239	9,450
Software	7,515	3,308	13,869	8,473
Corporate	(10,187)	(9,281)	(21,875)	(19,504)
Impact of discontinued operations	—	(646)	—	(1,254)

Total	64,396	62,503	124,270	129,708
Purchase accounting amortization	(10,156)	(9,655)	(21,123)	(35,197)
SFAS 123(R) — Stock options issued before July 1, 2004 (1)	(319)	(1,242)	(1,023)	(2,598)
Equity in net loss of joint venture	(464)	(807)	(922)	(1,474)
Interest, net	2,696	2,916	5,990	5,372

Total income before income taxes	$56,153	$53,715	$107,192	$95,811

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.
11. Pending Acquisition
     On December 29, 2006, we and CFA Software Corporation, one of our indirect wholly-owned subsidiaries (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with Carreker Corporation (“Carreker”). Pursuant to the terms of the Agreement, Merger Sub will be merged with and into Carreker and we will acquire all of the outstanding shares of Carreker common stock for cash, at a price of $8.05 per share, for a total purchase price of approximately $206 million. We expect to fund this acquisition through a combination of cash on hand and draws under our current revolving credit facility.
     The Agreement provides that the closing of the merger is subject to customary conditions which include the adoption and approval of the merger and the Agreement by the stockholders of Carreker and the receipt of all required regulatory approvals. The Agreement also provides for termination rights of both CheckFree and Carreker under certain circumstances. The merger is expected to close on or about April 2, 2007.

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the three- and six-month periods ended December 31, 2006, we processed 322 million and nearly 634 million payment transactions, respectively, and delivered almost 55 million and 107 million electronic bills (“e-bills”), respectively. For the year ended June 30, 2006, we processed approximately 1.1 billion payment transactions and delivered approximately 185 million e-bills. The number of transactions we process and e-bills we deliver each year continue to grow. Our Electronic Commerce Division accounted for approximately 75% of our consolidated revenues in the six-month period ended December 31, 2006.
     Our Electronic Commerce Division products enable consumers to:
•	receive e-bills through the Internet;

•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and

•	make payments not related to bills – to anyone.
     Through our Investment Services Division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors. As of December 31, 2006, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage about 2.6 million portfolios. Our Investment Services Division accounted for approximately 12% of our consolidated revenues in the six-month period ended December 31, 2006.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management, transaction process management, compliance, and electronic billing. Our Software Division operates both domestically and internationally, and accounted for approximately 13% of our consolidated revenues in the six-month period ended December 31, 2006.
Executive Summary
     A number of events have had an impact on our results when comparing the six-month period ended December 31, 2005 with the six-month period ended December 31, 2006:
•	The expiration of our agreements with First Data Corporation (“FDC”) in August 2005 and Microsoft Corporation (“Microsoft”) in December 2005 and the related cessation of amortization of intangible assets in September 2005 resulting from our September 2000 acquisition of MSFDC, L.L.C. (“TransPoint”);

•	The negative impact on interest-based revenue from our largest bank customer migrating from a processing model that guarantees funds to our standard risk-based processing model during the quarter ended March 31, 2006;

•	Our acquisition of PhoneCharge, Inc. (“PhoneCharge”) for $100 million in cash in January 2006;

•	Our purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) for $18.0 million in cash in September 2005;

•	Our purchase of substantially all of the assets of Aphelion, Inc. (“Aphelion”) for $18.1 million in cash in October 2005;

•	The divestiture of our M-Solutions business unit for $18.6 million in February 2006, which was accounted for as a discontinued operation; and

•	Slower than expected transaction growth in the quarters ended June 30, 2006 and September 30, 2006.
     Due to growth in all of our business segments, including both the positive and negative impacts of the items identified above, our consolidated revenue for the quarter ended December 31, 2006 grew by approximately 11% over the quarter ended December 31, 2005. We earned income from continuing operations of $56.1 million in the quarter ended December 31, 2006, an increase of 4% over the $53.7 million earned in the same period last year. Through continued efforts to improve quality and efficiency, and despite the loss of the previously mentioned Microsoft and FDC minimum revenue guarantees and interest-based revenue from a processing change at our largest bank customer, we generated $48.0 million of free cash flow for the quarter ended December 31, 2006, compared to $37.7 million for the quarter ended December 31, 2005. For the six-month period ended December 31, 2006, our consolidated revenue grew by approximately 9% over the same period in the prior year, again due to the positive and negative impacts of the items highlighted above. In addition, with the reduction in amortization expense from TransPoint intangible assets that fully amortized in the quarter ended September 30, 2005, we earned income from continuing operations of $107.2 million in the six-month period ended December 31, 2006, an increase of 12% over the $95.8 million earned during the same period last year. We generated $85.0 million of free cash flow for the six-month period ended December 31, 2006, compared to $78.9 million for the six-month period ended December 31, 2005. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for further discussion of this measure.
     Our five-year agreements with Microsoft and FDC, resulting from our acquisition of TransPoint in September 2000, expired in the first six months of fiscal 2006. Our contracts with both Microsoft and FDC included monthly minimum revenue guarantees that increased annually over their five-year terms. Both agreements operated substantially below their minimum revenue guarantees throughout their duration. The following table represents the total quarterly minimum revenue guarantees we received in fiscal 2006 with the respective customer (in thousands):

Quarter Ended	Microsoft	FDC	Total
September 30, 2005	$9,000	$3,000	$12,000
December 31, 2005	9,000	—	9,000

Total	$18,000	$3,000	$21,000

     Our Electronic Commerce Division generated revenue growth of approximately 8% from the quarter ended December 31, 2005, to the quarter ended December 31, 2006, and revenue growth of approximately 6% from the six-month period ended December 31, 2005, to the six-month period ended December 31, 2006. Including the impact of our new PhoneCharge telephone bill payment business we acquired in January 2006, our volume of transactions processed grew by 19%, to 322 million for the quarter ended December 31, 2006, over the nearly 271 million we processed for the same period last year and by 18%, to nearly 644 million for the six-month period ended December 31, 2006, over the nearly 537 million we processed in the six-month period ended December 31, 2005. We delivered almost 55 million e-bills in the quarter ended December 31, 2006, representing a 21% increase from the 45 million e-bills we delivered during the quarter ended December 31, 2005, and we delivered almost 107 million e-bills for the six-month period ended December 31, 2006, representing 21% growth over the nearly 88 million e-bills delivered in the same period of the prior year. Our acquisition of Aphelion in October 2005 provided additional revenue to our Health and Fitness business. Offsetting growth in our core businesses were the previously mentioned decline in revenues from Microsoft and FDC, and reductions in interest-based revenue resulting from our largest bank customer migrating to our standard risk-based payment processing model in the quarter ended March 31, 2006. Successful efforts to improve efficiency and quality have resulted in lower cost per transaction, allowing us to share scale efficiencies with our customers through volume based pricing discounts. When combined with the aforementioned loss of high margin revenue minimums and interest-based revenue, our Electronic Commerce operating margin has dropped from 39% for the quarter ended December 31, 2005, to 35% for the quarter ended December 31, 2006, and from 41% for the six-month period ended December 31, 2005, to 36% for the six-month period ended December 31, 2006.
     During both quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. Since then we have performed significant analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our consumer service provider (“CSP”) customers for our last four fiscal years. To date, we have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer’s shift to our standard risk-based processing model in the quarter ended March 31, 2006, and somewhat slower transaction growth given the industry leading consumer penetration at that customer.
     While not impacting overall annual transaction growth, our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year. We now believe that, barring unusual events, CSP-based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP-based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past six months, we believe we are better able to forecast transaction activity. We do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, and we will continue to analyze our transaction growth over the next several quarters. Our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers. Refer to the Segment Information section of this report for a five quarter trend of these metrics.
     Our Investment Services Division generated 24% year-over-year growth in portfolios managed to more than 2.6 million as of December 31, 2006, from about 2.1 million for the same period in the previous year. We continue to invest heavily in the rewrite of our CheckFree APL operating system. Despite the resulting lower near-term operating margin, we expect this investment to provide us the opportunity to expand our services into the rapidly growing separately managed accounts (“SMA” and “SMAs”) market. In September 2005, we purchased substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) and, in February 2006, we divested our M-Solutions business. Along with steady underlying portfolio growth, we expect our operating margin in Investment Services to remain in the mid-to-upper teens until we complete our system rewrite and the related migration of our customer base to the new operating platform.
     Our Software Division increased its revenue by 29% on a quarter-over-quarter basis and by 18% on a year-over-year basis. This increase was due primarily to growth in license sales of our treasury products within our transaction process management product line, combined with increased maintenance revenue resulting from strong license sales over the past year. With a strong sales pipeline entering fiscal 2007, we had a positive first half of the year. However, our first half achievement is due primarily to the timing of customer license agreements completed earlier than we expected and, therefore, we do not anticipate higher overall license sales than originally anticipated at the beginning of the year.
     During the quarter ended September 30, 2006, we repurchased 2,637,747 shares of our common stock for $100.0 million, and during the quarter ended December 31, 2006, we repurchased another 1,273,807 shares for $50.0 million, at a combined weighted average per share price of $38.35. We have another $50.0 million of board authorized funds available for additional share repurchases through August 1, 2007. We continue to expect to generate between $190 million and $195 million of free cash flow in fiscal 2007. With cash, cash equivalents, and investments totaling $330.4 million as of December 31, 2006, combined with an untapped $300.0 million line of credit, we believe we are positioned to take advantage of additional opportunities for acquisitions as they arise.

     In January 2007, we announced an agreement to acquire Carreker Corporation for approximately $206.0 million in cash. We expect to utilize our revolving credit facility to finance a portion of this acquisition. Pending regulatory and Carreker shareholder approvals, and other customary closing conditions, we expect to close this transaction on or about April 2, 2007.
     As you review our historical financial information in this Quarterly Report, you should be aware that, in the quarter ended March 31, 2006, we divested of M-Solutions, a business within our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. Therefore, we have restated historical statements of operations data for the quarter and six-month periods ended December 31, 2005, to exclude M-Solutions from income from continuing operations.
     The following table sets forth, as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of processing, servicing and support	39.6	38.1	40.1	37.8
Research and development	11.1	11.1	11.4	11.0
Sales and marketing	10.2	9.7	9.8	9.2
General and administrative	7.4	7.6	7.5	7.6
Depreciation and amortization	9.0	9.3	9.3	13.0

Total expenses	77.3	75.9	78.1	78.5

Income from continuing operations	22.7	24.1	21.9	21.5
Equity in net loss of joint venture	(0.2)	(0.4)	(0.2)	(0.4)
Interest, net	1.1	1.4	1.3	1.3

Income from continuing operations before income taxes	23.7	25.1	23.0	22.4
Income tax expense	8.8	9.5	8.7	8.6

Income from continuing operations	14.9	15.6	14.3	13.9

Earnings from discontinued operations before income taxes	—	0.3	—	0.3
Income tax expense on discontinued operations	—	0.1	—	0.1

Income from discontinued operations	—	0.2	—	0.2

Net income	14.9%	15.8%	14.3%	14.1%

Results of Operations
     The following table sets forth our total revenues for the three- and six-month periods ended December 31, 2006, and 2005, respectively.
Total Revenues (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$237,160	$213,844	$23,316	10.9%

Six months ended	$465,779	$427,537	$38,242	8.9%

     Quarter-over-quarter revenue growth was driven by 8% growth in our Electronic Commerce Division, 4% growth in our Investment Services Division and 29% growth in our Software Division. Year-to-date over year-to-date revenue growth was driven by 6% growth in our Electronic Commerce Division, 8% growth in our Investment Services Division and 18% growth in our Software Division.
     Overall growth in Electronic Commerce, including our new PhoneCharge telephone bill payment business acquired in January 2006, continues to be driven primarily by 19% growth in transactions processed to 322 million for the quarter ended December 31, 2006, from nearly 271 million for the quarter ended December 31, 2005, and by 18% growth in transactions processed to nearly 634 million for the six-month period ended December 31, 2006, from nearly 537 million for the six-month period ended December 31. 2005. In addition, we delivered almost 55 million e-bills in the quarter ended December 30, 2006, representing an increase of approximately 21% from the 45 million e-bills we delivered during the quarter ended December 31, 2005, and we delivered almost 107 million e-bills for the six-month period ended December 31, 2006, representing an increase of approximately 21% from the nearly 88 million e-bills we delivered during the six-month period ended December 31, 2005. We have also experienced steady growth in our Health and Fitness business, aided by our acquisition of Aphelion in October 2005. Quarter-over-quarter and year-over-year revenue growth was negatively impacted by several factors. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of continued transaction growth and better utilization of efficiencies of scale, our average revenue per transaction continued to decline with respect to our transaction-based revenue. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted total company revenue growth by approximately 4% on a quarter-over-quarter basis and by nearly 5% on a year-over-year basis. Also, our largest bank customer migrated from a processing model that guarantees funds, to our standard risk-based processing model, which negatively impacted our interest-based revenue.
     Growth in Investment Services revenue was driven primarily by growth in the number of portfolios managed, to more than 2.6 million as of December 31, 2006, from about 2.1 million as of December 31, 2005. In some cases, we are adding new portfolios to CheckFree APL at a lower price, driven by the increased volume coming from broker dealers, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that continued favorable market conditions have resulted in steady growth in portfolios managed, and we remain optimistic about resulting growth opportunities.
     Quarter-over-quarter and year-over-year growth in our Software Division has been driven primarily by increased sales of our treasury products combined with increased maintenance revenue resulting from new license sales and positive annual customer retention.
     The following tables set forth comparative revenue, by type, for the three- and six-month periods ended December 31, 2006, and 2005, respectively.
Processing and Servicing (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$200,775	$185,716	$15,059	8.1%

Six months ended	$396,253	$370,356	$25,897	7.0%
     We earn processing and service revenue in both our Electronic Commerce and our Investment Services Divisions. Quarter over quarter revenue growth of 8.1% is driven primarily by growth in payment transactions processed and e-Bills delivered within Electronic Commerce and by portfolio growth within Investment Services. Total payment transactions increased by 19%, from 270.1 million for the three-months ended December 31, 2005 to 322.0 million for the three-months ended December 31, 2006, composed of 25% growth in CSP based transactions and 1% growth in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the December 2005 expiration of the monthly minimum revenue guarantees from Microsoft, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.13 decrease in revenue per transaction quarter-over-quarter. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as many of our customers shifted to a consumer fee-based pricing model which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in an $0.18 increase in revenue per transaction. We delivered nearly 55 million e-bills in the quarter ended December 31, 2006, representing an increase of 21% over the more than 45 million e-bills delivered in the same period in the previous year. We experienced quarter-over-quarter growth in our Health & Fitness business, resulting in part by added revenue from our acquisition of Aphelion in October 2005. We experienced 24% growth in portfolios managed in our Investment Services division, from approximately 2.1 million as of December 31, 2005, to more than 2.6 million as of December 31, 2006.
     Year-over-year revenue growth of 7% is also driven primarily by growth in payment transactions processed and e-Bills delivered within Electronic Commerce and by portfolio growth within Investment Services. Total payment transactions increased by 18%, from 536.8 million for the six-month period ended December 31, 2005, to 633.7 million for the six-month period ended December 31, 2006, composed of 25% growth in CSP based transactions and 1% growth in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discount, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in August 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.14 decrease in revenue per CSP transaction year-over-year. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.17 increase in revenue per non-CSP transaction. We delivered nearly 107 million e-bills during the six-month-period ended December 31, 2006, representing an increase of 21% over the nearly 88 million e-bills delivered in the same period in the previous year. We experienced year-over-year growth in our Health & Fitness business, resulting in part from our acquisition of Aphelion in October 2005. We experienced 24% growth in portfolios managed in our Investment Services division, from approximately 2.1 million as of December 31, 2005, to more than 2.6 million as of December 31, 2006.
License Fees (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$12,321	$7,822	$4,499	57.5%

Six months ended	$21,395	$15,380	$6,015	39.1%
     License fees relate primarily to our Software Division. Quarter over quarter and year over year growth in license fees revenue is due to increased sales of our global treasury products in fiscal year 2007. This is due in large part to the successful integration of products resulting from our acquisition of Accurate in April 2005.
Maintenance Fees (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$11,924	$9,966	$1,958	19.7%

Six months ended	$23,454	$19,629	$3,825	19.5%
     Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our maintenance base continues to grow as a result of recent license sales, high annual customer retention, and moderate price increases across all our of our Software businesses. However, our September 2005 acquisition of IDS within our Investment Services business resulted in a new source of maintenance revenue for us and represents over half of our growth in maintenance revenue quarter-over-quarter and year-over-year. We recognize maintenance fees ratably over the term of the related contractual support period. Based on the nature of maintenance fees, we would expect minimal future growth without continued incremental license sales.

Professional Fees (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$12,140	$10,340	$1,800	17.4%

Six months ended	$24,677	$22,172	$2,505	11.3%
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
Cost of Processing, Servicing and Support (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$93,910	39.6%	$81,507	38.1%

Six months ended	$186,759	40.1%	$161,675	37.8%
     Cost of processing, servicing and support, as a percentage of revenue, has increased by 1.5% on a quarter-over-quarter basis and by 2.3% on a year-over-year basis. This is due in large part to the previously mentioned loss of high margin Microsoft and FDC revenues in the first half of fiscal 2006 and the negative impact on interest-based revenue from our largest customer changing payment processing models in the quarter ended March 31, 2006. In both Electronic Commerce and Investment Services, we continue to focus investment on additional efficiency and quality improvement within our customer care processes and our information technology infrastructure, and are leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction processed and cost per portfolio managed. Within Electronic Commerce our electronic payment rate is currently 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. It is difficult to raise the electronic rate above the 84% level as it takes an increasing number of relatively small merchants to sign up for electronic payment receipt to improve the number a single percentage point. Also, a portion of the new PhoneCharge transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of the business. Relatively high growth in credit card payments in the future could place downward pressure on the gains we expect from continued Six Sigma-based process improvements within our Electronic Commerce business. Looking forward, we expect some near-term pressure on our gross margin as we invest in resources to support our high-availability disaster recovery efforts. These efforts began in earnest in the quarter ended June 30, 2006, and we expect continued incremental investment in this area throughout fiscal 2007.
Research and Development (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$26,323	11.1%	$23,770	11.1%

Six months ended	$53,061	11.4%	$46,828	11.0%
     In addition to combined incremental research and development costs of approximately $0.7 million quarter-over-quarter and approximately $2.0 million year-over-year from our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, we continue to invest in product enhancement and productivity improvement initiatives in all of our core businesses. We also continue the rewrite of our operating system within Investment Services, for which we expect initial deployment and testing in calendar 2007 and which is currently scheduled to begin customer migration in fiscal 2008.

Sales and Marketing (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$24,270	10.2%	$20,742	9.7%

Six months ended	$45,545	9.8%	$39,164	9.2%
     Approximately 20% of our incremental quarter-over-quarter and about 30% of our year-over-year sales and marketing costs are the combined result of our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. In addition to the impact of acquisitions, the increase in sales and marketing costs, as a percentage of consolidated revenues, is mainly due to a general increase in sales costs in our Software Division related to license sales growth and an increase in marketing program costs in Electronic Commerce geared toward improved consumer adoption and greater insight into consumer behavior.
General and Administrative (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$17,429	7.4%	$16,292	7.6%

Six months ended	$35,178	7.5%	$32,558	7.6%
     Approximately one half of our incremental quarter-over-quarter and year-over-year general and administrative costs are the combined result of our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. Despite incremental cost associated with acquisitions, we have been able to effectively leverage corporate general and administrative resources through elimination of redundancy. Subject to unforeseen issues, we expect to manage our general and administrative costs to a level between 7% and 7.5% of total revenue by the end of fiscal 2007.
Depreciation and Amortization (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$21,307	9.0%	$19,927	9.3%

Six months ended	$43,112	9.3%	$55,399	13.0%
     Depreciation and amortization expenses resulting from the purchase of operating fixed assets and capitalized software development costs increased to $11.2 million for the quarter ended December 31, 2006, from $10.5 million for the quarter ended December 31, 2005, and to $22.0 million for the six-month period ended December 31, 2006, from $20.6 million for the six-month period ended December 31, 2005. It should be noted that approximately $5.0 million of property, plant and equipment additions on our balance sheet for the six-month period ended December 31, 2006, relate to expenditures for the addition of a data center facility. We do not expect to begin depreciation of this asset until it becomes operational some time in early fiscal 2008. The remainder of our depreciation and amortization expense represents purchase accounting amortization.
     Despite additional amortization from intangible assets acquired from IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, purchase accounting amortization expense decreased overall because of intangible assets that fully amortized during fiscal 2006. In particular, completion of the amortization of the TransPoint strategic agreements in the quarter ended September 30, 2005 resulted in a decrease in amortization expense of approximately $16.5 million on a year-over-year basis.

Equity in Net Loss of Joint Venture (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$(464)	(0.2)%	$(807)	(0.4)%

Six months ended	$(922)	(0.2)%	$(1,474)	(0.4)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have an equity interest of approximately 46.6% in OneVu, and therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represented 100% of losses incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $830,000 in exchange for a security interest in OneVu subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million and we have guaranteed the credit facility. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting now recognizing 46.6% of the results of operations of OneVu. Because of our debt guarantee, our portion of the operating losses has caused the carrying value of our investment in the joint venture to fall below zero, becoming a liability in the quarter ended September 30, 2006. The liability will continue to increase as long as the joint venture incurs losses and will be reduced by our share of any profits.
Net Interest (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended:
Interest income	$3,152		$3,156
Interest expense	(456)		(240)

Net interest	$2,696	1.1%	$2,916	1.4%

Six months ended:
Interest income	$6,733		$5,848
Interest expense	(743)		(476)

Net interest	$5,990	1.3%	$5,372	1.3%

     While our average balances in cash, cash equivalents and investments has decreased both quarter-over-quarter and year-over-year, the increase in average yields in fiscal 2007 have resulted in only slightly lower quarter-over-quarter and higher year-over-year interest income. We have utilized significant amounts of cash for acquisitions and the repurchase of shares of our common stock, but much of these expenditures have been replenished by positive operating cash flows over the periods in question.
     Our interest expense has increased quarter-over-quarter and year-over-year due to increased activity in the lease financing of data processing equipment. However, $11.3 million of the increase in capital lease obligations relates to the financing of a new data center whereby interest will be capitalized to the facility until its expected opening early in fiscal 2008.

Income Tax Expense (000’s)

	December 31,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$20,876	37.2%	$20,345	37.9%

Six months ended	$40,698	38.0%	$36,460	38.0%
     Our federal statutory tax rate is 35%, and our overall blended statutory rate (federal, state and foreign combined) approaches 39%. Our effective rate of 38.0% for the six-month period ended December 31, 2006 is consistent with the prior year and is lower than our blended statutory rate due to tax-free municipal interest income earned on investments and federal research and experimentation tax credits.
     The increase in income tax expense for the three- and six-month periods ended December 31, 2006 as compared to the same periods last year, on an absolute dollar basis, is a result of the increase in taxable income in the respective periods.
Earnings from Discontinued Operations (000’s)

	December 31,
	2006		2005
		%		%
	$	Revenue	$	Revenue
Three months ended	$—	—	$646	0.3%

Six months ended	$—	—	$1,254	0.3%
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
Income Tax Expense on Discontinued Operations (000’s)

	December 31,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$—	—	$251	38.9%

Six months ended	$—	—	$483	38.5%
     Our effective tax rate related to M-Solutions operations of 38.9% in the quarter ended December 31, 2005, and of 38.5% for the six-month period ended December 31, 2005 approximates our total corporate effective rates for the same periods.

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
     The following table sets forth total revenues, operating income (loss) and certain other financial information by segment, for the periods noted:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Electronic Commerce	$176,413	$163,298	$347,442	$326,749
Investment Services	29,637	28,448	59,259	54,869
Software	31,110	24,194	59,078	50,079
Impact of discontinued operations	—	(2,096)	—	(4,160)

Total revenues	$237,160	$213,844	$465,779	$427,537

Segment operating income (loss):
Electronic Commerce	$61,357	$64,070	$121,037	$132,543
Investment Services	5,711	5,052	11,239	9,450
Software	7,515	3,308	13,869	8,473
Corporate	(10,187)	(9,281)	(21,875)	(19,504)
Impact of discontinued operations	—	(646)	—	(1,254)
Purchase accounting amortization:
Electronic Commerce	(8,867)	(7,352)	(18,494)	(30,927)
Investment Services	(484)	(648)	(968)	(961)
Software	(805)	(1,655)	(1,661)	(3,309)
SFAS 123(R) — Options issued before July 1, 2004(1):
Electronic Commerce	(232)	(901)	(744)	(1,886)
Investment Services	(33)	(128)	(105)	(267)
Software	(14)	(55)	(45)	(115)
Corporate	(40)	(158)	(129)	(330)

Total income from operations	$53,921	$51,606	$102,124	$91,913

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.

Electronic Commerce Segment Information:
Electronic Commerce Revenues (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$176,413	$163,298	$13,115	8.0%

Six months ended	$347,442	$326,749	$20,693	6.3%
     Overall growth in Electronic Commerce, including our new PhoneCharge telephone bill payment business acquired in January 2006, continues to be driven primarily by 19% growth in transactions processed to 322 million for the quarter ended December 31, 2006, from nearly 271 million for the quarter ended December 31, 2005, and by 18% growth in transactions processed to nearly 634 million for the six-month period ended December 31, 2006, from nearly 537 million for the six-month period ended December 31. 2005. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired which, on a combined basis, negatively impacted total company revenue growth by approximately 4% on a quarter-over-quarter basis and by nearly 5% on a year-over-year basis. Also, our largest bank customer migrated from a processing model that guarantees funds, to our standard risk-based processing model, which negatively impacted our interest-based revenue.
     As of the quarter ended September 30, 2006, we began reporting a new set of Electronic Commerce Division metrics. Our transaction-based metrics are divided between CSP and non-CSP results. CSPs are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites, and personal financial management software providers. Non-CSP results include agent-based payments, phone-based payments and ancillary payment products including our biller direct and account balance transfer businesses. We believe the distinction between CSP and non-CSP results provide investors greater insight into the key underlying trends of our business.
     The following table provides a historical trend of revenue, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce Division over the last five quarters.

	Three Months Ended
	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
	(in millions, except revenue per transaction and revenue
	per e-bill delivered)
Transactions
CSP:
Revenue	$116.8	$114.2	$111.8	$113.8	$120.5
Revenue per transaction	$0.46	$0.48	$0.49	$0.52	$0.60
Transactions processed	251.5	235.7	227.5	217.3	199.9

Non-CSP:
Revenue	$38.3	$36.2	$34.4	$36.0	$24.4
Revenue per transaction	$0.54	$0.48	$0.46	$0.47	$0.34
Transactions processed	70.5	76.0	74.7	76.0	70.8

Total Transactions:
Revenue	$155.1	$150.4	$146.2	$149.8	$144.9
Transactions processed	322.0	311.7	302.2	293.3	270.7

e-bill Delivery
Revenue	$8.7	$8.5	$8.0	$7.4	$7.2
Revenue per e-bill delivered	$0.16	$0.16	$0.16	$0.16	$0.16
e-bills delivered	54.9	51.8	50.0	46.7	45.2

Other Electronic Commerce(1)
Revenue	$12.6	$12.1	$12.3	$12.2	$11.2

Other Performance Metrics
Active subscribers(2)	11.1	10.5	10.0	9.7	9.0

(1)	“Other Electronic Commerce” includes our Health & Fitness products and other ancillary revenue sources such as implementation and consulting services.

(2)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a Consumer Service Provider that outsources essentially all of its electronic billing and payment (EBP) functions to CheckFree.
     During both quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. Since then we have performed significant analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our consumer service provider (“CSP”) customers for our last four fiscal years. To date, we have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer’s shift to our standard risk-based processing model in the quarter ended March 31, 2006, and somewhat slower transaction growth given the industry leading consumer penetration at that customer.
     While not impacting overall annual transaction growth, our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year. We now believe that, barring unusual events, CSP-based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP-based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past six months, we believe we are better able to forecast transaction growth. We do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, and we will continue to analyze our transaction growth over the next several quarters. Our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers. Refer to the Segment Information section of this report for a five quarter trend of these metrics.
     Total payment transactions increased by 19%, from 270.1 million for the three-months ended December 31, 2005 to 322.0 million for the three-months ended December 31, 2006, composed of 25% growth in CSP based transactions and 1% growth in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the December 2005 expiration of the monthly minimum revenue guarantees from Microsoft, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.13 decrease in revenue per transaction quarter-over-quarter. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as many of our customers shifted to a consumer fee-based pricing model which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in an $0.18 increase in revenue per transaction.
     Total payment transactions increased by 18%, from 536.8 million for the six-month period ended December 31, 2005, to 633.7 million for the six-month period ended December 31, 2006, composed of 25% growth in CSP based transactions and 1% growth in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discount, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in September 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.14 decrease in revenue per CSP transaction year-over-year. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.17 increase in revenue per non-CSP transaction.
     We delivered nearly 55 million e-bills in the quarter ended December 31, 2006, representing an increase of 21% over the more than 45 million e-bills delivered in the same period in the previous year. We delivered nearly 107 million e-bills during the six-month-period ended December 31, 2006, representing an increase of 21% over the nearly 88 million e-bills delivered in the same period in the previous year. Revenue per e-bill delivered has remained consistent over the past few years.
     The quarter-over-quarter and year-over-year increases in Other Electronic Commerce revenue are primarily due to our acquisition of Aphelion in October 2005, designed to enhance growth in our Health and Fitness products.
Electronic Commerce Operating Income (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$61,357	$64,070	$(2,713)	(4.2)%

Six months ended	$121,037	$132,543	$(11,056)	(8.7)%
     Our continued efforts to improve quality and efficiency in our operations, combined with a substantial electronic versus paper payment rate of 84% and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Our quarter-over-quarter operating margin has declined from 39% for the quarter ended December 31, 2005, to 35% for the quarter ended December 31, 2006. Our year-over-year operating margin has declined from 41% for the six-month period ended December 31, 2005, to 35% for the six-month period ended December 31, 2006. Although offset somewhat by our acquisitions of PhoneCharge and Aphelion, the high-margin revenue loss resulting from the expected expiration of our contracts with FDC in August 2005 and Microsoft in December 2005, combined with the negative impact on our interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model, resulted in downward pressure on our operating margin as we entered fiscal 2007.
Investment Services Segment Information:
Investment Services Revenues (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$29,637	$28,448	$1,189	4.2%

Six months ended	$59,259	$54,869	$4,390	8.0%
     Quarter-over-quarter revenue growth of 4.2% and year-over year revenue growth of 8.0% in Investment Services was primarily due to an increase in portfolios managed to more than 2.3 million as of December 31, 2006 from about 2.1 million as of December 30, 2005. In the quarter ended December 31, 2006, we experienced lower than normal professional fee revenue as customer execution of a few new professional services contracts were delayed until the second half of fiscal 2007. We continue to provide certain incentives for our customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, we realized a full six months of revenue in the six-month period ended December 31, 2006 from our acquisition of IDS against only four months of operations in the six-month period ended December 31, 2005. We remain cautiously optimistic about the opportunity for continued portfolio growth through fiscal 2007 as demand for separately managed accounts continues to improve.

Investment Services Operating Income (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$5,711	$5,052	$659	13.0%

Six months ended	$11,239	$9,450	$1,789	18.9%
     Our operating margins have increased to 19% for the three- and six-month periods ended December 31, 2006 from about 17% for the three- and six-month periods ended December 31, 2005, primarily driven by the growth in portfolios managed to more than 2.6 million as of December 31, 2006, from about 2.1 million as of December 31, 2005. We continue to incur significant spending on the enhanced operating system project, CheckFree EPL SM (Enhanced Portfolio Lifecycle), and continue to invest in resources designed to improve future operational quality standards through Six Sigma quality programs. We expect our future margin to remain around the mid to upper teens until completion of CheckFree EPL SM , for which we expect initial deployment and testing in calendar 2007 and which is currently scheduled to begin customer migration in fiscal 2008.
Software Segment Information:
Software Revenues (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$31,110	$24,194	$6,916	28.6%

Six months ended	$59,078	$50,079	$8,999	18.0%
     Quarter-over-quarter revenue growth of 28.6% and year-over-year revenue growth of 18.0% was mainly due to growth in license sales of our treasury and securities products. Additionally, we experienced growth in maintenance revenue resulting from strong license sales throughout fiscal 2006. Our sales pipelines steadily improved through fiscal 2006 and into 2007. However, while we have had a strong start to fiscal 2007, we do not currently believe this will result in greater than expected software sales for the full year.
Software Operating Income (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$7,515	$3,308	$4,207	127.2%

Six months ended	$13,869	$8,473	$5,396	63.7%
     Our operating margin has increased from 14% for the quarter ended December 31, 2005 to 24% for the quarter ended December 31, 2006, and from 17% for the six-month period ended December 31, 2005 to 23% for the six-month period ended December 31, 2006. This is due, in both cases, primarily to stronger high margin license sales in fiscal 2007.
Corporate Segment Information:

	December 31,		Change
	2006	2005	$	%
Three months ended	$(10,187)	$(9,281)	$(906)	(9.8)%

Six months ended	$(21,875)	$(19,504)	$(2,371)	(12.2)%
     Corporate results represent costs for legal, human resources, finance and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues and despite operations added through acquisition. We expect our Corporate operating expenses to remain around 4.5% of our consolidated revenues.

Purchase Accounting Amortization (000’s):

	December 31,		Change
	2006	2005	$	%
Three months ended	$10,156	$9,655	$501	5.2%

Six months ended	$21,123	$35,197	$(14,074)	(40.0)%
     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions. The quarter-over-quarter increase of $0.5 million in purchase accounting amortization is due primarily to an increase in identifiable intangible assets of $31.1 from our acquisition of PhoneCharge in January 2006. The year-over-year decrease of $14.1 million in purchase accounting amortization is due to intangible assets that have fully amortized since September 30, 2005, offset by the addition of identifiable intangible assets of $9.3 million from our acquisition of IDS in September 2005, $7.6 million from our acquisition of Aphelion in October 2005, and $31.1 million from our acquisition of PhoneCharge in January 2006. The September 2005 expiration of the TransPoint strategic agreements alone reduced intangible asset amortization by approximately $16.5 million on a year-over-year basis.
SFAS 123(R) — Options Issued Before July 1, 2004 (000’s):

	December 31,		Change
	2006	2005	$	%
Three months ended	$319	$1,242	$(923)	(74.3)%

Six months ended	$1,023	$2,598	$(1,575)	(60.6)%
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
Impact of Discontinued Operations:
M-Solutions Operating Income (000’s)

	December 31,		Change
	2006	2005	$	%
Three months ended	$—	$646	$(646)	(100.0)%

Six months ended	$—	$1,254	$(1,254)	(100.0)%
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
     While we see no overall annual impact on transaction growth, our analysis has revealed a previously undetected cyclical pattern within the four quarters of a given fiscal year. We now believe that barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. We will continue to study consumer behavior patterns over the next several quarters to further refine our understanding of transaction growth.
     We typically experience a seasonal quarterly pattern to license sales within our Software Division. License sales are typically lowest in the first quarter of our fiscal year and typically highest in the fourth quarter of our fiscal year. However, the timing of the execution of our contracts in any given quarter may skew this seasonal pattern.
Inflation
     We believe the effects of inflation have not had a significant impact on our results of operations.
Liquidity and Capital Resources
     The following chart summarizes our consolidated statements of cash flows for the three-month period ended September 30, 2006, and the three- and six-month periods ended December 31, 2006:

			Six Months
	Three Months Ended		Ended
	September 30,	December 31,	December 31,
	2006	2006	2006
		(in thousands)
Net cash provided by operating activities	$47,564	$58,918	$106,482
Net cash provided by (used in) investing activities	58,583	(43,018)	15,565
Net cash (used in) financing activities	(97,047)	(45,136)	(142,183)
Effect of exchange rate changes	426	335	761

Net increase (decrease) in cash and cash equivalents	$9,526	$(28,901)	$(19,375)

     As of December 31, 2006, we had $260.2 million of cash, cash equivalents and short-term investments on hand, and an additional $70.3 million in long-term investments. Our balance sheet reflects a current ratio of 2.3 and working capital of $338.3 million. Due primarily to processing efficiency improvement, we experienced a significant increase in net cash provided by operating activities over the past several years. For the six-month period ended December 31, 2006, we generated $106.5 million of net cash provided by operating activities, and we expect to provide net cash from operating activities in the range of about $235.0 million to $240.0 million in the fiscal year ending June 30, 2007. Considering our existing cash and investment balances and expectations of net cash provided by operating activities for the fiscal year, we believe we will have sufficient cash to meet our presently anticipated requirements for the foreseeable future. In July 2006, our board of directors approved up to $100.0 million for the purpose of repurchasing shares of our common stock through July 31, 2007 and in October 2007 authorized an additional $100.0 million for the same purpose through August 1, 2007. As of December 31, 2006, we have used $150.0 million to purchase 3,911,554 shares of our common stock under this program. To the extent we require additional cash, we have access to an untapped $300.0 million revolving credit facility. Given our announcement in January 2007 of our intent to acquire Carreker Corporation for approximately $206 million, we expect to utilize our revolving credit facility to finance a portion of this acquisition.
     From an investing perspective, we generated net cash of $15.6 million in the six-month period ended December 31, 2006. We generated $48.2 million from the net sales of investments. We used $25.5 million in capital expenditures, $6.7 million for the change in other assets, and $0.4 million in the capitalization of software development costs. We expect to spend about $55.0 million on purchases of property and equipment during our fiscal year 2007, in addition to approximately $30.0 million specifically on a new data center within the year.
     From a financing perspective, we used net cash of $142.2 million in the six-month period ended December 31, 2006. We received $4.3 million in reimbursements from our data center financing facility, $2.2 million from our Associate Stock Purchase Plan, $1.3 million from the exercise of stock options, and $0.6 million from the excess tax benefit related to our equity-based compensation. In addition, we used $150.0 million to purchase shares of our common stock and $0.6 million for payments on our capital leases and other long-term obligations.

     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate free cash flow in the range of about $190.0 to $195.0 million for the fiscal year ending June 30, 2007. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for a discussion of this measure.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of December 31, 2006, and do not anticipate any change in the foreseeable future.
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

     Our free cash flow for the three- and six-month periods ended December 31, 2006, and 2005, are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net cash provided by operating activities	$58,918	$56,787	$106,482	$100,262
Excluding: Net change in settlement accounts	(1,166)	(2,646)	(92)	2,262
Less: Capital expenditures	(13,436)	(16,476)	(25,535)	(23,642)
Plus: Data Center Reimbursements	3,664	—	4,190	—

Free cash flow	$47,980	$37,665	$85,045	$78,882

     Net cash provided by (used in) investing activities for the quarters ended December 31, 2006 and 2005, was $(43.0) million and $(9.3) million, respectively, and for the six-month periods ended December 31, 2006 and 2005, was $15.6 million and $(8.1) million, respectively. Net cash provided by (used in) financing activities for the quarters ended December 31, 2006 and 2005, was $(45.1) million and $8.1 million, respectively, and for the six-month period ended December 31, 2006 and 2005, was $(142.2) million and $13.3 million, respectively.
     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance on the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold before a tax benefit can be recognized. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely (on an accumulated basis) of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
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
Pending Acquisition
     On December 29, 2006, we and CFA Software Corporation, one of our indirect wholly-owned subsidiaries (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Agreement”) with Carreker Corporation (“Carreker”). Pursuant to the terms of the Agreement, Merger Sub will be merged with and into Carreker and we will acquire all of the outstanding shares of Carreker common stock for cash, at a price of $8.05 per share, for a total purchase price of approximately $206 million. We expect to fund this acquisition through a combination of cash on hand and draws under our current revolving credit facility.
     The Agreement provides that the closing of the merger is subject to customary conditions which include the adoption and approval of the merger and the Agreement by the stockholders of Carreker and the receipt of all required regulatory approvals. The Agreement also provides for termination rights of both CheckFree and Carreker under certain circumstances. The merger is expected to close on or about April 2, 2007.
Application of Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial conditions and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on September 8, 2006, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2006, and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.
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
     While our international sales represented less than five percent of our consolidated revenues for the quarter ended December 31, 2006, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenues. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, from time to time we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of December 31, 2006, we did not have any outstanding interest rate swap arrangements.
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
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 6, 2006, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $100.0 million of our common stock through August 1, 2007. During the month of November 2006, we repurchased a total of 1,273,807 shares at an average purchase price of $39.25 per share or approximately $50.0 million in the aggregate. The repurchased shares were retired and cancelled immediately. These repurchases are reflected in the following table.

				(d)
			(c)	Approximate Dollar
			Total Number of	Value of Shares that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

October 1, 2006 to October 31, 2006	—	na	—	$100,000,000

November 1, 2006 to November 30, 2006	1,273,807	$39.25	1,273,807	$50,000,000

December 1, 2006 to December 31, 2006(1)	—	na	—	$50,000,000

Total	1,273,807	$39.25	1,273,807	$50,000,000

(1)	Last repurchase date was November 26, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Stockholders of the Company was held on Wednesday, November 1, 2006, for the following purpose:
     Proposal 1: The Board of Directors’ proposal to elect the following two nominees as Class II Directors of the Company, to serve until the 2009 Annual Meeting of Stockholders or until his successor is elected and qualified was approved, with the following vote:

	Number of Shares Voted
Director Nominees	For	Withhold Authority	Total
Mark A. Johnson	80,965,697	830,744	81,796,441
Eugene F. Quinn	80,556,442	1,239,999	81,796,441
     The following are our other directors whose terms of office continued after the 2006 Annual Meeting: Peter J. Kight (term expires in 2007), Jeffrey M. Wilkins (term expires in 2007), William P. Boardman (term expires in 2008) and James D. Dixon (term expires in 2008).
     On October 18, 2006, C. Kim Goodwin resigned from the Board of Directors, leaving one vacancy in Class III of the Board of Directors.
     Proposal 2: The approval and adoption of the Company’s 2006 Associate Stock Purchase Plan.

Number of Shares Voted
For	Against	Abstain	Total
74,546,840	261,251	62,899	74,870,990

Item 6. Exhibits

Exhibit	Exhibit
Number	Description

3*	Amended and Restated By-Laws of CheckFree Corporation, as of February 8, 2007.

10(a)*	CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of July 1, 2006).

10(b)	CheckFree Corporation 2006 Associate Stock Purchase Plan (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-138845), filed with the Securities and Exchange Commission on November 20, 2006, and incorporated herein by reference).

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION
Date: February 8, 2007	By:	/s/ David E. Mangum
David E. Mangum, Executive Vice
President and Chief Financial Officer* (Principal Financial Officer)

Date: February 8, 2007	By:	/s/ Samuel R. Schwartz
Samuel R. Schwartz, Senior Vice President,
Controller, and Chief Accounting Officer* (Principal Accounting Officer)

*	In their capacities as Executive Vice President and Chief Financial Officer, and as Senior
Vice President, Controller, and Chief Accounting Officer, Mr. Mangum and Mr. Schwartz are each duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

3*	Amended and restated By-Laws of CheckFree Corporation, as of February 8, 2007.

10(a)*	CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of July 1, 2006).

10(b)	CheckFree Corporation 2006 Associate Stock Purchase Plan (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-138845), filed with the Securities and Exchange Commission on November 20, 2006, and incorporated herein by reference).

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.