Form 10-Q
period 2007-03-31
CHECKFREE CORP \GA\
filed 2007-05-10
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑           Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,935,627 shares of Common Stock, $.01 par value, were outstanding at April 30, 2007.

FORM 10-Q
CHECKFREE CORPORATION
Table of Contents

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Consolidated Balance Sheets As of March 31, 2007 and June 30, 2006	3

Unaudited Consolidated Statements of Operations For the Three and Nine Months Ended March 31, 2007 and 2006	4

Unaudited Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2007 and 2006	5

Notes to the Interim Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

Signatures

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,271	$173,083
Settlement assets	128,365	107,128
Investments	111,235	144,530
Accounts receivable, net	157,834	146,605
Prepaid expenses and other assets	31,545	39,810
Deferred income taxes	5,461	7,311

Total current assets	660,711	618,467

PROPERTY AND EQUIPMENT, NET	122,211	100,217

OTHER ASSETS:
Capitalized software, net	4,145	3,755
Goodwill	734,937	734,591
Strategic agreements, net	87,298	106,005
Other intangible assets, net	50,016	62,416
Investments and restricted cash	59,309	78,559
Other noncurrent assets	10,215	8,779
Deferred income taxes	58,415	45,240

Total other assets	1,004,335	1,039,345

Total assets	$1,787,257	$1,758,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,519	$16,967
Settlement obligations	124,004	103,732
Accrued liabilities	73,692	74,366
Current portion of long-term obligations	2,391	767
Deferred revenue	50,584	40,301

Total current liabilities	264,190	236,133

ACCRUED RENT AND OTHER	4,483	3,844

DEFERRED INCOME TAXES	387	2,964

DEFERRED REVENUE	3,022	3,021

CAPITAL LEASE AND LONG-TERM OBLIGATIONS — LESS CURRENT PORTION	49,073	28,432

STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 87,585,385 and 90,867,834 shares, respectively	876	909
Additional paid-in-capital	2,366,653	2,482,309
Accumulated other comprehensive loss	49	(1,593)
Accumulated deficit	(901,476)	(997,990)

Total stockholders’ equity	1,466,102	1,483,635

Total liabilities and stockholders’ equity	$1,787,257	$1,758,029

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Condensed Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUES:

Processing and servicing	199,315	192,786	595,568	563,143
License fees	9,076	9,479	30,471	24,859
Maintenance fees	11,857	11,078	35,311	30,707
Professional fees	9,960	13,584	34,637	35,755

Total revenues	230,208	226,927	695,987	654,464

EXPENSES:
Cost of processing, servicing and support	98,197	91,351	284,956	253,026
Research and development	25,870	26,038	78,931	72,865
Sales and marketing	21,085	22,107	66,630	61,272
General and administrative	18,980	16,219	54,158	48,777
Depreciation and amortization	21,517	22,349	64,629	77,749

Total expenses	185,649	178,064	549,304	513,689

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSES	44,559	48,863	146,683	140,775
OTHER:
Equity in net loss of joint venture	(264)	(973)	(1,186)	(2,447)
Interest income, net	3,238	3,011	9,228	8,383

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	47,533	50,901	154,725	146,711
INCOME TAX EXPENSE	17,513	18,720	58,211	55,180

INCOME FROM CONTINUING OPERATIONS	30,020	32,181	96,514	91,531

Income from discontinued operations before income taxes	—	13,056	—	14,311
Income tax expense on discontinued operations	—	7,581	—	8,064

Income from discontinued operations	—	5,475	—	6,247

NET INCOME	$30,020	$37,656	$96,514	$97,778

BASIC EARNINGS PER SHARE:
Continuing operations	$0.34	$0.35	$1.09	$1.01
Discontinued operations	$—	$0.06	$—	$0.07

Total basic	$0.34	$0.41	$1.09	$1.08

Weighted average number of shares	87,437	91,257	88,472	90,883

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.33	$0.34	$1.06	$0.98
Discontinued operations	$—	$0.06	$—	$0.07

Total diluted	$0.33	$0.40	$1.06	$1.05

Weighted average number of shares	89,858	94,199	91,041	93,533

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$96,514	$97,778
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in net loss of joint venture	1,185	2,447
Depreciation and amortization	64,628	78,238
Expenses related to data center	1,021	—
Deferred income tax benefit	(13,903)	(12,316)
Equity-based compensation	13,123	12,794
Vested warrants held by a customer	10,950	—
Gain from discontinued operations	—	(12,821)
Net (gain)/loss on disposition of property and equipment	(280)	310
Changes in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	(965)	(2,194)
Accounts receivable	(10,862)	(2,543)
Prepaid expenses and other	5,082	(3,927)
Accounts payable	(3,252)	(347)
Accrued liabilities and other	(1,764)	9,781
Deferred revenue	9,713	5,601

Net cash provided by operating activities	171,190	172,801

INVESTING ACTIVITIES:
Purchase of property and software	(29,851)	(33,817)
Purchase of property & equipment for data center facility	(11,032)	—
Capitalization of software development costs	(472)	(449)
Purchase of businesses, net of cash acquired	—	(136,025)
Proceeds from sale of business	—	18,593
Purchase of investments—Available for sale	(253,527)	(265,097)
Proceeds from sales and maturities of investments — Available for sale	310,463	336,618
Purchase of other investments	(1,922)	(444)
Proceeds from other investments	63	162
Increase in restricted cash	—	(451)
Investment in joint venture	—	(3,190)
Change in other assets	(1,618)	(3,387)

Net cash provided by (used in) investing activities	12,104	(87,487)

FINANCING ACTIVITIES:
Principal payments under capital lease and other long-term obligations	(1,000)	(2,226)
Proceeds from exercise of stock options	4,420	20,762
Excess tax benefit from equity-based compensation	856	3,005
Purchase of treasury stock	(150,000)	(7,170)
Proceeds from associates stock purchase plan	3,727	3,220
Proceeds from data center facility	11,295	—

Net cash provided by (used in) financing activities	(130,702)	17,591

Effect of exchange rate changes on cash and cash equivalents	596	(104)

NET INCREASE IN CASH AND CASH EQUIVALENTS	53,188	102,801
CASH AND CASH EQUIVALENTS:
Beginning of period	173,083	101,272

End of period	$226,271	$204,073

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three and nine months ended March 31, 2007 and 2006, are not necessarily indicative of our projected results for the full year.
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
     Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to FASB Standard No. 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is to improve financial reporting by entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective as of the beginning of our fiscal year 2009, and we are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to beginning retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance regarding the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold before a tax benefit can be recognized. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely (on an accumulated basis) of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also contains guidance on correcting misstatements under the dual approach and provides transition guidance for correcting misstatements in prior years. Adjustments required upon adoption of SAB 108 must be disclosed in the notes to the financial statements. SAB 108 is effective for our fiscal year 2007 annual financial statements, and we are currently evaluating the impact of the adoption of SAB 108 on our consolidated financial statements.
2. Investments
     Our investments consist of the following (in thousands):

	March 31,	June 30,
	2007	2006
Available-for-sale	$374,780	$378,678
Other investments	4,110	1,329
Restricted cash	460	453
Less: amounts classified as cash equivalents	(208,806)	(157,371)

Total investments	$170,544	$223,089

     The fair value of our available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities.
     In the three- and nine-month periods ended March 31, 2007, we sold available-for-sale investments in the amount of $122.9 million and $310.5 million, respectively. In the three- and nine-month periods ended March 31, 2006, we sold available-for-sale investments in the amount of $106.9 million and $336.6 million, respectively. We incurred no gross gains or losses on these maturities during the three- and nine-month periods ended March 31, 2007 and 2006, respectively.
3. Goodwill and Other Intangible Assets
     As of March 31, 2007, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2006, to March 31, 2007, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2006	$659,705	$62,730	$12,156	$734,591
Goodwill adjustments	346	—	—	346

Balance as of March 31, 2007	$660,051	$62,730	$12,156	$734,937

     The components of our various amortized intangible assets are as follows (in thousands):

	March 31,	June 30,
	2007	2006
Capitalized software:
Product technology from acquisitions and strategic agreement	$167,108	$167,108
Internal development costs	35,116	32,970

Total	202,224	200,078
Less: accumulated amortization	(198,079)	(196,323)

Capitalized software, net	$4,145	$3,755

Strategic agreements:
Strategic agreements (1)	$744,423	$744,423
Less: accumulated amortization	(657,125)	(638,418)

Strategic agreements, net	$87,298	$106,005

Other intangible assets:
Tradenames	$52,226	$53,176
Customer base	89,639	89,639
Current technology	10,290	10,290
Money transfer licenses	1,700	1,700
Convenants not to compete	5,670	5,670

Total	159,525	160,475
Less: accumulated amortization	(109,509)	(98,059)

Other intangible assets, net	$50,016	$62,416

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.
     For the three- and nine-month periods ended March 31, 2007, amortization of intangible assets totaled $10.7 million and $32.9 million, respectively. For the three- and nine-month periods ended March 31, 2006, amortization of intangible assets totaled $11.9 million and $48.3 million, respectively. During the first quarter of our fiscal year 2007, we decided to discontinue our stored value card operations. This decision required us to record an impairment of a tradename associated with the stored value card operations with an original cost of $1.0 million. The net book value of this intangible asset at the time of the impairment was approximately $0.7 million. In the process of negotiating a transaction with an outside party, we determined the fair market value of this intangible asset to be negligible, and recorded an impairment of the entire $0.7 million.
4. Discontinued Operations
     In February 2006, we completed the sale of the assets of our M-Solutions business unit, which was part of our Investment Services segment. As a result of this disposition, the operating results of the M-Solutions business for the prior period have been reclassified as discontinued operations in the unaudited consolidated financial statements and related notes. In the three- and nine-month periods ended March 31, 2006, we included in our earnings from discontinued operations before income taxes profit of $13.1 million and $14.3 million, respectively. These amounts include a gain on sale of $12.8 million in the three- and nine-month periods ended March 31, 2006.
5. Common Stock
     On August 3, 2005, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $60.0 million of our common stock through July 31, 2006. During our fiscal year 2006, we repurchased a total of 707,732 shares at an average purchase price of $47.48 per share, or approximately $33.6 million in the aggregate. As of June 30, 2006, the dollar value of the shares that remained available for repurchase was approximately $26.4 million. This program expired on July 31, 2006, with such remaining approved repurchase amount still outstanding.

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
     On November 6, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through August 1, 2007. During the month of November 2006, we repurchased a total of 1,273,807 shares of common stock at an average purchase price of $39.25 per share, or approximately $50.0 million in the aggregate. The repurchased shares were immediately retired and cancelled. There were no repurchases during the three-months ended March 31, 2007.
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
     Effective January 1, 2007, CheckFree’s 401(K) Plan’s (the “401(K) Plan”) fiscal year end shifted from June 30 to December 31. This resulted in a short 6-month fiscal year for the 401(K) Plan beginning July 1, 2006 and ending December 31, 2006. Prior to January 1, 2007, CheckFree made an annual Employer Match to the 401(K) in the form of CheckFree common stock, which was calculated and distributed into participants’ accounts at the end of each fiscal year. Beginning January 1, 2007, CheckFree will no longer match contributions with CheckFree common stock, but rather, will make its Employer Match in cash, on a semi-monthly basis. The Employer Match, effective January 1, 2007, is guaranteed at 50% of the associate’s semi-monthly contribution, up to 6% of eligible earnings in that period.
6. Warrants Held by a Customer
     In October 2000, we completed an agreement to acquire various electronic billing and payment assets from a customer in exchange for shares of our common stock, cash and warrants to acquire 10.0 million shares of our common stock. In connection with a December 2003 modification of the terms of our processing services agreement with that customer, the amount of shares available under the warrant agreement was reduced to 5.0 million under a performance agreement. Under the terms of the performance agreement, the customer has the ability to earn these warrants, 3.0 million of which vest upon achievement of specific levels of active subscriber adoption of electronic billing and payment services and 2.0 million of which vest upon achievement of specific levels of electronic bills delivered. The warrants have a strike price of $32.50 and expire on September 30, 2010.
     During the three months ended March 31, 2007, the customer achieved the first level of active subscriber adoption of electronic billing and payment services and as a result 1.0 million warrants vested. Prior to the three months ended March 31, 2007, we did not believe it was probable that any of the warrants would vest. Accordingly, during the three months ended March 31, 2007, we recorded an $11.0 million charge for the fair value of the 1.0 million warrants earned to date. The charge for these warrants was recorded as a reduction of processing and service revenue received from this customer. Fair value was determined based on a Black-Scholes option pricing model valuation.
     We currently believe it is not probable that the warrants for the remaining 4 million unvested shares will vest, and as a result, no charge for the fair value of these warrants has been recorded.
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
     In November 2002, our stockholders approved the CheckFree Corporation 2002 Stock Incentive Plan (the “2002 Plan”). Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6.0 million shares of common stock (such shares to be supplied from the 12.0 million shares approved for the 1995 Plan) to certain of our key employees, officers and non-employee directors. The vesting terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our board of directors; however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately vested and exercisable. All options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan have a maximum contractual term of ten years. The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At March 31, 2007, there were approximately 2.4 million additional shares available for grant under the 2002 Plan.
     As of March 31, 2007, we had four types of equity-based payment arrangements with our associates: stock options, restricted stock, associate stock purchase plan and our 401(k) match (which was discontinued, effective January 1, 2007, see Note 5 above).
     Stock Options
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, from June 30, 2006 to March 31, 2007:

		Weighted Average		Aggregate
	Number of	Remaining	Weighted Average	Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding — Beginning of year	3,604,750		$28.84
Granted	126,584		$37.27
Exercised	(268,428)		$16.54	$6,098,608
Cancelled	(140,697)		$36.70

Outstanding — End of period	3,322,209	4.2 years	$29.81	$24,092,300

Options exercisable at end of period	2,983,909	4.2 years	$29.50	$22,647,869

Weighted average per-share fair value of options granted during the period	$20.56
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the nine-month periods ended March 31, 2007 and 2006, respectively:
•	dividend yield of 0% in all periods;

•	expected volatility of 50.2% and 52.4% using a weighted average of the historical, implied and guideline company methodologies;

•	risk-free interest rates of 4.9% and 4.3%; and

•	expected lives of three to seven years.
     We have used the simplified method as provided by Securities and Exchange Commission Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the quarters ended March 31, 2007 and 2006. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.
     In the nine months ended March 31, 2007 and 2006, we recognized equity-based compensation expense of approximately $3.1 million and $4.4 million related to the vesting of stock options and a related tax benefit of approximately $1.2 million and $1.7 million respectively. As of March 31, 2007, we had approximately $4.8 million of unrecognized compensation related to non-vested stock options, which we will record in our statement of operations over a weighted average recognition period of approximately 24 months.
     Restricted Stock
     The following table summarizes the activity of restricted stock under our 2002 Plan, from July 1, 2006 to March 31, 2007:

	Number of	Weighted	Aggregate
	Restricted	Average Grant	Intrinsic
	Stock	Date Fair Value	Value
Outstanding — Beginning of year	603,881	$31.49
Granted	332,872	$37.13
Vested	(86,075)	$29.16	$3,663,000
Cancelled	(75,698)	$32.72

Outstanding — End of period	774,980	$34.08

     In the nine months ended March 31, 2007 and 2006, we recognized equity-based compensation expense of approximately $6.8 million and $4.9 million, related to the vesting of shares of restricted stock and a related tax benefit of approximately $2.6 million and $1.9 million, respectively. As of March 31, 2007, we had approximately $13.6 million of unrecognized compensation related to non-vested shares of restricted stock which we will record in our statement of operations over a weighted average recognition period of approximately 23 months.
8. Earnings Per Share
     The following table sets forth the calculation of basic and diluted earnings per share in accordance with SFAS 128 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator
Income from continuing operations	$30,020	$32,181	$96,514	$91,531
Income (loss) from discontinuing operations	—	5,475	—	6,247

Numerator for basic and diluted earnings per share	$30,020	$37,656	$96,514	$97,778

Denominator:
Basic earnings per share — weighted average shares outstanding	87,437	91,257	88,472	90,883
Effect of diluted securities:
Stock options and stock awards	2,421	2,942	2,569	2,650

Diluted earnings per share — weighted average shares outstanding	89,858	94,199	91,041	93,533

Basic earnings per share
Continuing operations	$0.34	$0.35	$1.09	$1.01
Discontinued operations	—	0.06	—	0.07

Net income	$0.34	$0.41	$1.09	$1.08

Diluted earnings per share
Continuing operations	$0.33	$0.34	$1.06	$0.98
Discontinued operations	—	0.06	—	0.07

Net income	$0.33	$0.40	$1.06	$1.05

     The weighted-average diluted common shares outstanding for the three- and nine-month periods ended March 31, 2007 excludes the effect of approximately 0.9 million out-of-the-money options and warrants, as their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three- and nine-month periods ended March 31, 2006 excludes the effect of approximately 0.2 million and 0.9 million out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive.
9. Comprehensive Income
     We report comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of accumulated other comprehensive loss, which is a component of stockholders’ equity on our consolidated balance sheet, applicable to us are (i) unrealized gains or losses on our available-for-sale securities and (ii) unrealized foreign currency translation differences. As a result, we are required to report the components of our comprehensive income, which are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net Income	$30,020	$37,656	$96,514	$97,778
Other comprehensive income (loss):
Foreign currency translation adjustments	(35)	140	505	3
Unrealized holding gains (losses) on investments, net of tax	233	78	1,137	(149)

Comprehensive income	$30,218	$37,874	$98,156	$97,632

10. Supplemental Disclosure of Cash Flow Information (in thousands)

	Nine Months Ended
	March 31,
	2007	2006
Interest paid	$414	$63

Income taxes paid	$54,150	$59,971

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$5,187	$1,821

Stock funding of 401(k) match	$2,700	$2,994

Stock funding of Associate Stock Purchase Plan	$4,644	$4,068

Data center facilities advances	$8,712	$—

11. Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) excludes acquisition-related intangible asset amortization, the SFAS 123(R) impact of options issued prior to July 1, 2004, the impact of warrants issued to a customer and integration costs associated with acquisitions.

     The following sets forth certain financial information attributable to our business segments for the three and nine months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Electronic Commerce, gross	$184,710	$169,438	$532,152	$496,187
Impact of warrants to a customer	10,950	—	10,950	—

Electronic Commerce, net	173,760	169,438	521,202	496,187
Investment Services	30,743	27,833	90,002	78,542
Software	25,705	29,656	84,783	79,735

Total Revenue	$230,208	$226,927	$695,987	$654,464

Income from continuing operations before other income and expenses:
Segment operating income (loss):
Electronic Commerce	$66,079	$59,739	$187,116	$192,282
Investment Services	6,742	3,950	17,981	12,145
Software	3,373	7,496	17,242	15,969
Corporate	(9,296)	(10,291)	(31,171)	(29,795)

Total	66,898	60,894	191,168	190,601
Purchase accounting amortization	(10,133)	(11,254)	(31,256)	(46,451)
Impact of warrants to a customer	(10,950)	—	(10,950)	—
SFAS 123(R) — Stock options issued before July 1, 2004 (1)	(319)	(777)	(1,342)	(3,375)
Integration costs associated with acquisitions	(937)	—	(937)	—

Income from continuing operations before other income and expenses	$44,559	$48,863	$146,683	$140,775

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.
12. Pending Acquisition
     On February 13, 2007, CheckFree and one of our wholly-owned subsidiaries (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Corillian Merger Agreement”) with Corillian Corporation (“Corillian”). Pursuant to the terms of the Agreement, Merger Sub will be merged with and into Corillian and we will acquire all of the outstanding shares of Corillian common stock at a price of $5.15 per share in cash, for a total purchase price of approximately $245.0 million. We expect to fund this acquisition through a combination of cash on hand and draws under our current revolving credit facility.
     On April 30, 2007, Corillian’s shareholders approved the Corillian Merger Agreement at a special meeting of shareholders. We anticipate that our proposed acquisition of Corillian will close during the quarter ended June 30, 2007, shortly following the expiration or termination of the antitrust waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction or waiver of other closing conditions. However, the timing of closing could be affected by an early termination of the antitrust waiting period or the issuance of any additional requests for information from the Department of Justice Antitrust Division.
13. Subsequent Events
     On April 2, 2007, CheckFree, CFA Software Corporation, an indirect wholly-owned subsidiary of CheckFree (“Merger Sub”), and Carreker Corporation (“Carreker”) consummated the transactions contemplated by an Agreement and Plan of Merger, dated December 29, 2006, among CheckFree, Merger Sub, and Carreker (the

“Carreker Merger Agreement”), and, as a result, Carreker became a wholly-owned subsidiary of CheckFree. Under the terms of the Carreker Merger Agreement, CheckFree acquired all of the outstanding shares of Carreker common stock at a price of $8.05 per share in cash, for a total purchase price of approximately $206 million. CheckFree funded approximately $136.0 million of the total purchase price from available cash on hand. We borrowed the remaining purchase price, approximately $70 million, under our current revolving credit facility. Subsequent to the acquisition closing, we repaid the balance drawn on the credit facility in full. We expect the results of Carreker’s operations to be allocated between our Electronic Commerce and Software Business segments.
     On or about April 10, 2007, the first of two related shareholder securities putative class actions were filed against CheckFree and Messrs. Kight and Mangum in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The actions were filed on behalf of a putative class of all purchasers of CheckFree common stock between April 4, 2006 and August 1, 2006 and allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against CheckFree and the individual defendants, as well as of Section 20(a) against the individual defendants, related to CheckFree’s disclosures concerning its Electronic Commerce and Payment Services business. Plaintiffs seek undisclosed damages. We believe the actions are without merit and intend to defend vigorously. We intend to move to dismiss these lawsuits. At this time, it is not possible to predict the outcome of these matters.

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
     Through our Electronic Commerce Division, we enable consumers to receive and pay bills electronically. For the three- and nine-month periods ended March 31, 2007, we processed nearly 341 million and nearly 975 million payment transactions, respectively, and delivered nearly 59 million and 165 million electronic bills (“e-bills”), respectively. For the year ended June 30, 2006, we processed approximately 1.1 billion payment transactions and delivered approximately 185 million e-bills. The number of transactions we process and e-bills we deliver each year continue to grow. Our Electronic Commerce Division accounted for approximately 75% of our consolidated revenues in the nine-month period ended March 31, 2007.
     Our Electronic Commerce Division products enable consumers to:
•	receive e-bills through the Internet;

•	pay any bill – whether it arrives over the Internet or through traditional mail – to anyone; and

•	make payments not related to bills – to anyone.
     Through our Investment Services Division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors. As of March 31, 2007, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage more than 2.6 million portfolios. Our Investment Services Division accounted for approximately 13% of our consolidated revenues in the nine-month period ended March 31, 2007.
     Through our Software Division, we provide financial software and services, including software, maintenance, support and professional services, through five product lines. These product lines are bank payment, operational risk management, transaction process management, compliance, and electronic billing. Our Software Division operates both domestically and internationally, and accounted for approximately 12% of our consolidated revenues in the nine-month period ended March 31, 2007.
Executive Summary
     A number of events have had an impact on our results when comparing the nine-month period ended March 31, 2006 with the nine-month period ended March 31, 2007:
•	The vesting of one million performance-based warrants held by a customer, resulting in a non-cash charge of $11.0 million against revenue in the quarter ended March 31, 2007;

•	The negative impact on interest-based revenue from our largest bank customer migrating from a processing model that guarantees funds to our standard risk-based processing model during the quarter ended March 31, 2006;

•	The expiration of our agreements with First Data Corporation (“FDC”) in August 2005 and Microsoft Corporation (“Microsoft”) in December 2005, reducing year-over-year minimum-based revenue by $21.0 million, and the related completion of the amortization of intangible assets in September 2005 resulting from our September 2000 acquisition of MSFDC, L.L.C. (“TransPoint”), eliminating $16.5 million of year-over-year amortization expense;

•	Our acquisition of PhoneCharge, Inc. (“PhoneCharge”) for $100 million in cash in January 2006;

•	Our purchase of substantially all of the assets of Aphelion, Inc. (“Aphelion”) for $18.1 million in cash in October 2005;

•	Our purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) for $18.0 million in cash in September 2005;

•	Acquisition related integration costs of $0.9 million incurred during the quarter ended March 31, 2007, related primarily to our April 2007 acquisition of Carreker;

•	The divestiture of our M-Solutions business unit for $18.6 million in February 2006, which was accounted for as a discontinued operation; and

•	Slower than expected transaction growth in the quarters ended June 20, 2006 and September 30, 2006.
     Due to growth in our Electronic Commerce and Investment Services business segments and a quarter-over-quarter decline in our Software business, including both the positive and negative impacts of the items identified above, our consolidated revenue for the quarter ended March 31, 2007 grew by 1.4% over the quarter ended March 31, 2006. We earned income from continuing operations of $30.0 million in the quarter ended March 31, 2007, a decline of nearly 7% from the $32.2 million earned in the same period last year. Through continued efforts to improve quality and efficiency, and despite the loss of the previously mentioned Microsoft and FDC minimum revenue guarantees and interest-based revenue from a processing change at our largest bank customer, we generated $57.5 million of free cash flow for the quarter ended March 31, 2007, compared to $62.3 million for the quarter ended March 31, 2006. For the nine-month period ended March 31, 2007, our consolidated revenue grew by more than 6% over the same period in the prior year, again due to the positive and negative impacts of the items highlighted above. In addition, with the reduction in amortization expense from TransPoint intangible assets that fully amortized in the quarter ended September 30, 2005, we earned income from continuing operations of $96.5 million in the nine-month period ended March 31, 2007, an increase of more than 5% over the $91.5 million earned during the same period last year. We generated $142.6 million of free cash flow for the nine-month period ended March 31, 2007, compared to $141.2 million for the nine-month period ended March 31, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for further discussion of this measure.
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

	Microsoft	FDC	Total

Quarter ended September 30, 2005	$9,000	$3,000	$12,000
Quarter ended December 31, 2005	9,000	—	9,000

Total	$18,000	$3,000	$21,000

     Net of the $11.0 million charge for warrants to a customer, our Electronic Commerce Division generated revenue growth of 9% from the quarter ended March 31, 2006, to the quarter ended March 31, 2007, and revenue growth of more than 7% from the nine-month period ended March 31, 2006, to the nine-month period ended March 31, 2007. Including the impact of the PhoneCharge telephone bill payment business we acquired in January 2006, our volume of transactions processed grew by 16%, to nearly 341 million for the quarter ended March 31, 2007, over the more than 293 million we processed for the same period last year and by 17%, to nearly 975 million for the nine-month period ended March 31, 2007, above the 830 million we processed in the nine-month period ended March 31, 2006. We delivered almost 59 million e-bills in the quarter ended March 31, 2007, representing a 26% increase above the nearly 47 million e-bills we delivered during the quarter ended March 31, 2006, and we delivered more than 165 million e-bills for the nine-month period ended March 31, 2007, representing 23% growth over the nearly 135 million e-bills delivered in the same period of the prior year. Our acquisition of Aphelion in October 2005 provided additional revenue to our Health and Fitness business. Offsetting growth in our core businesses were the previously mentioned $11.0 million non-cash charge against revenue for warrants held by a customer that vested in the quarter ended March 31, 2007, the decline in revenues from Microsoft and FDC, and reductions in interest-based revenue resulting from our largest bank customer migrating to our standard risk-based payment processing model in the quarter ended March 31, 2006. Successful efforts to improve efficiency and quality have resulted in lower cost per transaction, allowing us to share scale efficiencies with our customers through volume-based pricing discounts. When combined with the aforementioned reductions of high margin revenue minimums and interest-based revenue, and absent the non-cash charge for warrants, our Electronic Commerce operating margin has increased from more than 35% for the quarter ended March 31, 2006, to nearly 36% for the quarter ended March 31, 2007, and has decreased from nearly 39% for the nine-month period ended March 31, 2006, to more than 35% for the nine-month period ended March 31, 2007. See “Segment Information” below for a presentation of financial information by segment, including a discussion of segment operating margin.
     During the quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. Since then we have performed significant analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our consumer service provider (“CSP”) customers for our last four fiscal years. To date, we have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer’s shift to our standard risk-based processing model in the quarter ended March 31, 2006, and somewhat slower transaction growth given the industry leading consumer penetration at that customer.
     Our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year that does not impact overall annual transaction growth. We now believe that, barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past nine months, we believe we are better able to forecast transaction activity. We do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, and we will continue to analyze our transaction growth patterns over the next several quarters. Our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers. Refer to the Segment Information section of this report for a five quarter trend of these metrics.
     Our Investment Services Division generated 20% year-over-year growth in portfolios managed to more than 2.6 million as of March 31, 2007, from about 2.2 million for the same period in the previous year, despite the expected loss of 0.1 million low priced reporting accounts in the quarter ended March 31, 2007. We continue to invest heavily in the rewrite of our CheckFree APL operating system. Despite the resulting lower near-term operating margin, we expect this investment to provide us the opportunity to expand our services into the rapidly growing separately managed accounts (“SMA” and “SMAs”) market. In September 2005, we purchased substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) and, in February 2006, we divested our M-Solutions business. Along with steady underlying portfolio growth, we expect our operating margin in Investment Services to remain around the upper teens until we complete our system rewrite and the related migration of our customer base to the new operating platform. See “Segment Information” below for a presentation of financial information by segment, including a discussion of segment operating margin.

     Our Software Division experienced a decline in revenue of 13% on a quarter-over-quarter basis due to lower than expected license sales in the quarter ended March 31, 2007 and a larger than usual amount of professional fees in the quarter ended March 31, 2006. On a year-over-year basis, revenue grew by 6%, due primarily to growth in license sales of our treasury products within our transaction process management product line, combined with increased maintenance revenue resulting from strong license sales over the past year. With a strong sales pipeline entering fiscal 2007, we had a positive first half of the year. Our first half achievement was due primarily to the timing of customer license agreements completed earlier than we expected. However, we do not believe we can overcome the sales shortfall in the quarter ended March 31, 2007 and as a result, we no longer expect to achieve the overall annual license sales we anticipated at the beginning of the fiscal year.
     During the quarter ended September 30, 2006, we repurchased 2,637,747 shares of our common stock for $100 million, and during the quarter ended December 31, 2006, we repurchased another 1,273,807 shares for $50 million, at a combined weighted average per share price of $38.35. While we have another $50 million of board authorized funds available for additional share repurchases through August 1, 2007, with pending acquisition activity, we did not repurchase any shares in the quarter ended March 31, 2007. We expect to generate about $185 million of free cash flow in fiscal 2007. With cash, cash equivalents, and investments totaling nearly $397 million as of March 31, 2007, combined with an unused $300 million line of credit as of March 31, 2007, we believe we are positioned to take advantage of additional opportunities for acquisitions as they arise.
     In January 2007, we announced an agreement to acquire Carreker Corporation for approximately $206 million in cash. We closed on this acquisition on April 2, 2007 and utilized $70 million of our revolving credit facility to finance a portion of this acquisition. Subsequent to the acquisition closing, we repaid the balance drawn on the credit facility in full. In February 2007, we announced an agreement to acquire Corillian Corporation for approximately $245 million in cash. We expect to further utilize our revolving credit facility to finance a portion of this acquisition. On April 30, 2007, Corillian’s shareholders approved the merger agreement at a special meeting of shareholders. We anticipate that our proposed acquisition of Corillian will close during the quarter ended June 30, 2007, shortly following the expiration or termination of the antitrust waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and the satisfaction or waiver of all other closing conditions. However, the timing of closing could be affected by an early termination of the antitrust waiting period or the issuance of any additional requests for information from the Department of Justice Antitrust Division.
     As you review our historical financial information in this Quarterly Report, you should be aware that, in the quarter ended March 31, 2006, we divested of M-Solutions, a business within our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. Therefore, we have restated historical statements of operations data for the quarter and nine-month periods ended March 31, 2006, to exclude M-Solutions from income from continuing operations.

     The following table sets forth, as percentages of total revenues, certain consolidated statements of operations data:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%

Expenses:
Cost of processing, services and support	42.6	40.3	40.9	38.7
Research and development	11.2	11.5	11.3	11.1
Sales and marketing	9.2	9.7	9.6	9.4
General and administrative	8.2	7.1	7.8	7.4
Depreciation and amortization	9.4	9.8	9.3	11.9

Total expenses	80.6	78.4	78.9	78.5

Income from continuing operations	19.4	21.6	21.1	21.5
Equity in net loss of joint venture	(0.1)	(0.4)	(0.2)	(0.4)
Interest, net	1.4	1.3	1.3	1.3

Income from continuing operations before income taxes	20.7	22.5	22.2	22.4
Income tax expense	7.6	8.2	8.4	8.4

Income from continuing operations	13.1	14.3	13.8	14.0

Earnings from discontinued operations before income taxes	—	5.7	—	2.2
Income tax expense on discontinued operations	—	3.3	—	1.3

Income from discontinued operations	—	2.4	—	0.9

Net income	13.1%	16.7%	13.8%	14.9%

Results of Operations
     The following table sets forth our total revenues for the three- and nine-month periods ended March 31, 2007 and 2006, respectively.
Total Revenues (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$230,208	$226,927	$3,281	1.4%
Nine months ended	$695,987	$654,464	$41,523	6.3%
     Quarter-over-quarter revenue growth was driven by 3% growth in our Electronic Commerce Division, 10% growth in our Investment Services Division and a 13% decline in our Software Division. Year-over-year revenue growth was driven by 5% growth in our Electronic Commerce Division, 15% growth in our Investment Services Division and 6% growth in our Software Division. During the quarter ended March 31, 2007, we recorded a non-cash charge of $11.0 million against revenue for the fair value of one million performance-based warrants held by a customer that vested in the quarter. Absent this charge, our total company quarter-over-quarter revenue growth would have been 6% and our year-over-year revenue growth would have been 8%, and within Electronic Commerce, our quarter-over-quarter revenue growth would have been 9% and our year-over-year revenue growth would have been 7%.
     Overall growth in Electronic Commerce continues to be driven primarily by 16% growth in transactions processed to nearly 341 million for the quarter ended March 31, 2007, from more than 293 million for the quarter ended March 31, 2006, and by 17% growth in transactions processed to nearly 975 million for the nine-month period ended March 31, 2007, from 830 million for the nine-month period ended March 31, 2006. In addition, we delivered almost 59 million e-bills in the quarter ended March 31, 2007, representing an increase of approximately

26% from the nearly 47 million e-bills we delivered during the quarter ended March 31, 2006, and we delivered more than 165 million e-bills for the nine-month period ended March 31, 2007, representing an increase of approximately 23% from the nearly 135 million e-bills we delivered during the nine-month period ended March 31, 2006. We have also experienced steady growth in our Health and Fitness business, aided by our acquisition of Aphelion in October 2005. Quarter-over-quarter and year-over-year revenue growth was negatively impacted by several factors. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of continued transaction growth and better utilization of efficiencies of scale, our CSP based average revenue per transaction continued to decline with respect to our transaction-based revenue. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted total company revenue growth by approximately 4% on a quarter-over-quarter basis and by nearly 5% on a year-over-year basis. Also, our largest bank customer migrated from a processing model that guarantees funds, to our standard risk-based processing model, which negatively impacted our interest-based revenue. Finally, within the quarter ended March 31, 2007, we recorded a non-cash charge of $11.0 million for the fair value of one million performance-based warrants held by a bank customer that vested in the quarter.
     Growth in Investment Services revenue was driven primarily by growth in the number of portfolios managed, to more than 2.6 million as of March 31, 2007, from about 2.2 million as of March 31, 2006, despite the expected loss of 0.1 million low-priced reporting accounts in the quarter ended March 31, 2007. In some cases, we are adding new portfolios to CheckFree APL at a lower price, driven by the increased volume coming from broker dealers, and by price reductions, where we trade off near-term revenue growth against long-term strategic advantage. We believe that continued favorable market conditions have resulted in steady growth in portfolios managed, and we remain optimistic about resulting growth opportunities.
     The quarter-over-quarter decline in revenue in our Software Division was the result of lower than expected license sales in the quarter ended March 31, 2007, and an unusually large volume of professional services revenue in the quarter ended March 31, 2006. Year-over-year growth in our Software Division has been driven primarily by increased sales of our treasury products combined with increased maintenance revenue resulting from new license sales and positive annual customer retention, offset by lower professional services revenue.
     The following tables set forth comparative revenue and expenses, by type, for the three- and nine-month periods ended March 31, 2007 and 2006, respectively.
Processing and Servicing (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$199,315	$192,786	$6,529	3.4%
Nine months ended	$595,568	$563,143	$32,425	5.8%
     We earn processing and service revenue in both our Electronic Commerce and our Investment Services Divisions. Quarter-over-quarter revenue growth of 3.4% is driven primarily by growth in payment transactions processed and e-bills delivered within Electronic Commerce and by portfolio growth within Investment Services. Total payment transactions increased by 16%, from more than 293 million for the three-months ended March 31, 2006 to nearly 341 million for the three-months ended March 31, 2007, composed of 24% growth in CSP based transactions and a 6% decline in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the December 2005 expiration of the monthly minimum revenue guarantees from Microsoft, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.07 decrease in revenue per transaction quarter-over-quarter. This revenue per transaction decrease does not reflect the $11.0 million non-cash warrant charge in the quarter ended March 31, 2007. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as many of our customers shifted to a consumer fee-based pricing model which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.09 increase in revenue per transaction. We delivered nearly 59 million

e-bills in the quarter ended March 31, 2007, representing an increase of approximately 26% over the nearly 47 million e-bills delivered in the same period in the previous year. We experienced quarter-over-quarter growth in our Health & Fitness business, resulting in part by added revenue from our acquisition of Aphelion in October 2005. We experienced 20% growth in portfolios managed in our Investment Services Division, from approximately 2.2 million as of March 31, 2006, to more than 2.6 million as of March 31, 2007, despite the expected loss of 0.1 million low priced reporting accounts in the quarter ended March 31, 2007.
     Year-over-year revenue growth of 5.8% was also driven primarily by growth in payment transactions processed and e-bills delivered within Electronic Commerce and by portfolio growth within Investment Services. Total payment transactions increased by 17%, from 830 million for the nine-month period ended March 31, 2006, to nearly 975 million for the nine-month period ended March 31, 2007, composed of 25% growth in CSP based transactions and a decline of 2% in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in August 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.12 decrease in revenue per CSP transaction year-over-year. This revenue per transaction decrease does not reflect the $11.0 million non-cash warrant charge in the quarter ended March 31, 2007. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.14 increase in revenue per non-CSP transaction. We delivered more than 165 million e-bills during the three-month period ended March 31, 2007, representing an increase of 23% over the nearly 135 million e-bills delivered in the same period in the previous year. We experienced year-over-year growth in our Health & Fitness business, resulting in part from our acquisition of Aphelion in October 2005. We experienced 20% growth in portfolios managed in our Investment Services division, from approximately 2.2 million as of March 31, 2006, to more than 2.6 million as of March 31, 2007, despite the expected loss of 0.1 million low priced reporting accounts in the quarter ended March 31, 2007.
License Fees (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$9,076	$9,479	$(403)	-4.3%
Nine months ended	$30,471	$24,859	$5,612	22.6%
     License fees relate primarily to our Software Division. The quarter-over-quarter decline in license revenue is due to lower than expected license sales in the quarter ended March 31, 2007. Year-over-year growth in license fees revenue is due to increased sales of our global treasury products in fiscal year 2007, due in large part to the successful integration of products resulting from our acquisition of Accurate in April 2005. While a portion of the missed sales have simply been delayed by a quarter, we do not believe we can overcome the sales shortfall in the quarter ended March 31, 2007 and, as a result, we no longer expect to achieve the overall annual license sales we anticipated at the beginning of the fiscal year.
Maintenance Fees (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$11,857	$11,078	$779	7.0%
Nine months ended	$35,311	$30,707	$4,604	15.0%
     Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our maintenance base continues to grow as a result of recent license sales, high annual customer retention, and moderate price increases across all our of our Software businesses. However, our September 2005 acquisition of IDS within our Investment Services business resulted in a new source of maintenance revenue for us and represents nearly half of our year-over-year growth in maintenance revenue. We recognize maintenance fees ratably over the term of the related contractual support period. Based on the nature of maintenance fees, we would expect minimal future growth without continued incremental license sales.
Professional Fees (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$9,960	$13,584	$(3,624)	-26.7%
Nine months ended	$34,637	$35,755	$(1,118)	-3.1%
     Professional fees revenue consists primarily of consulting and implementation fees across all three of our divisions. Our expanded product lines over the past several years have given us additional opportunities to provide services to our customers. Because professional fees are typically project oriented, they will fluctuate from period to period. Our quarter-over-quarter and year-over-year declines in professional fees are due primarily to a larger than usual volume of professional fee revenue in the quarter ended March 31, 2006, within our Software Division.
Cost of Processing, Servicing and Support (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$98,197	42.7%	$91,351	40.3%
Nine months ended	$284,956	40.9%	$253,026	38.7%
     Cost of processing, servicing and support, as a percentage of revenue, has increased by 2.4% on a quarter-over-quarter basis and by 2.2% on a year-over-year basis. Excluding the non-cash warrant charge in the quarter ended March 31, 2007, cost of processing, as a percentage of revenue, has increased by 0.4% on a quarter-over-quarter basis and by 1.6% on a year-over-year basis. This is due in large part to the previously mentioned loss of high margin Microsoft and FDC revenues in the first half of fiscal 2006 and the negative impact on interest-based revenue from our largest customer changing payment processing models in the quarter ended March 31, 2006. In both Electronic Commerce and Investment Services, we continue to focus investment on additional efficiency and quality improvement within our customer care processes and our information technology infrastructure, and are leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction processed and cost per portfolio managed. Within Electronic Commerce, our electronic payment rate is currently 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. It is difficult to raise the electronic rate above the 84% level as it takes an increasing number of relatively small merchants to sign up for electronic payment receipt to improve the number a single percentage point. Also, a portion of the PhoneCharge transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of the business. Relatively high growth in credit card payments in the future could place downward pressure on the gains we expect from continued Six Sigma-based process improvements within our Electronic Commerce business. Looking forward, we expect some near-term pressure on our gross margin as we invest in resources to support our high-availability disaster recovery efforts. These efforts began in earnest in the quarter ended June 30, 2006, and we expect continued incremental investment in this area throughout fiscal 2007 and into fiscal 2008.

Research and Development (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$25,870	11.3%	$26,038	11.5%
Nine months ended	$78,931	11.3%	$72,865	11.1%
     In addition to combined incremental research and development costs of approximately $0.8 million quarter-over-quarter and approximately $2.8 million year-over-year from our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, we continue to invest in product enhancement and productivity improvement initiatives in all of our core businesses. We are also continuing the rewrite of our operating system within Investment Services, for which we expect initial deployment and testing in calendar 2007 and which is currently scheduled to begin customer migration in fiscal 2008.
Sales and Marketing (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$21,085	9.2%	$22,107	9.7%
Nine months ended	$66,630	9.6%	$61,272	9.4%
     The quarter-over-quarter decline in sales and marketing cost is due primarily to the timing of industry conference costs within our Investment Services Division. About 25% of the increase in our year-over-year sales and marketing costs are the combined result of our acquisitions of IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. Excluding the $11.0 million warrant charge in total company revenue for the quarter ended March 31, 2007, year-to-date sales and marketing costs, as a percentage of revenue, remains consistent at 9.4%. In addition to the impact of acquisitions, the year-over-year increase in sales and marketing costs, is mainly due to a general increase in sales costs in our Software Division related to license sales growth and an increase in marketing program costs in Electronic Commerce geared toward improved consumer adoption and greater insight into consumer behavior.
General and Administrative (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$18,980	8.2%	$16,219	7.1%
Nine months ended	$54,158	7.8%	$48,777	7.4%
     Absent the $11.0 million non-cash charge against revenue for warrants that vested in the period ended March 31, 2007, general and administrative costs as a percentage of total revenue would be 7.9% for the three-months ended March 31, 2007 and 7.7% for the nine-months ended March 31, 2007. Despite incremental cost associated with acquisitions, we have largely been able to leverage corporate general and administrative resources through elimination of redundancy.

Depreciation and Amortization (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$21,517	9.4%	$22,349	9.8%
Nine months ended	$64,629	9.3%	$77,749	11.9%
     Depreciation and amortization expenses resulting from the purchase of operating fixed assets and capitalized software development costs increased to $11.4 million for the quarter ended March 31, 2007, from $11.2 million for the quarter ended March 31, 2006, and to $33.4 million for the nine-month period ended March 31, 2007, from $31.8 million for the nine-month period ended March 31, 2006. It should be noted that approximately $11.0 million of property, plant and equipment additions on our balance sheet for the nine-month period ended March 31, 2007, relate to expenditures for the addition of a data center facility. We do not expect to begin depreciation of this asset until it becomes operational some time in the second quarter of fiscal 2008. The remainder of our depreciation and amortization expense represents purchase accounting amortization.
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
Equity in Net Loss of Joint Venture (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$(264)	(0.1)%	$(973)	(0.4)%
Nine months ended	$(1,186)	(0.2)%	$(2,447)	(0.4)%
     In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have an equity interest of approximately 46.6% in OneVu and, therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage and, therefore, the equity in net loss of OneVu represented 100% of losses incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $830,000 in exchange for a security interest in OneVu subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million and we have guaranteed the credit facility. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting now recognizing 46.6% of the results of operations of OneVu. Because of our debt guarantee, our portion of the operating losses has caused the carrying value of our investment in the joint venture to fall below zero, becoming a liability in the quarter ended September 30, 2006. The liability will continue to increase as long as the joint venture incurs losses and will be reduced by our share of any profits.

Net Interest (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended
Interest Income	$3,362		$3,238
Interest expense	(124)		(227)

Net interest	$3,238	1.4%	$3,011	1.3%

Nine months ended
Interest Income	$10,095		$9,085
Interest expense	(867)		(702)

Net interest	$9,228	1.3%	$8,383	1.3%

     While our average balances in cash, cash equivalents and investments has decreased both quarter-over-quarter and year-over-year, the increase in average yields in fiscal 2007 have resulted in only modestly higher quarter-over-quarter and year-over-year interest income. We have utilized significant amounts of cash for acquisitions and the repurchase of shares of our common stock, but much of these expenditures have been replenished by positive operating cash flows over the periods in question.
     Our interest expense has increased quarter-over-quarter and year-over-year due to increased activity in the lease financing of data processing equipment. However, $11.3 million of the increase in capital lease and long-term obligations relates to the financing of a new data center whereby interest will be capitalized to the facility until its expected opening in the second quarter of fiscal 2008.
     On April 2, 2007, we closed on our acquisition of Carreker for approximately $206 million in cash, $70 million of which we financed through our revolving credit facility with the remainder funded by our non-restricted cash. We also expect to close our acquisition of Corillian for approximately $245 million in cash during the quarter ending June 30, 2007, subject to the expiration or termination of the HSR Act waiting period and the satisfaction or waiver of other closing conditions. We expect to use our non-restricted cash and our revolving credit facility to fund this acquisition. As a result, until operating cash flows are sufficient to pay off the outstanding credit facility and replenish cash balances, we expect a near term decline in interest income and a near term increase to interest expense beginning in the quarter ending June 30, 2007.
Income Tax Expense (000’s)

	March 31,
	2007		2006
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$17,513	36.8%	$18,720	36.8%

Nine months ended	$58,211	37.6%	$55,180	37.6%
     Our federal statutory tax rate is 35%, and our overall blended statutory rate (federal, state and foreign combined) approaches 39%. Our effective rate of 36.8% for the three-month period ended March 31, 2007, and of 37.6% for the nine-month period ended March 31, 2007, are consistent with the prior year rates and are lower than our blended statutory rate due to tax-free municipal interest income earned on investments and federal research and experimentation tax credits. Upon the filing of tax returns during the quarters ended March 31, 2007 and 2006, our year-to-date reconciliation of actual to estimated tax liability, resulted in a lower quarterly effective rate as compared to the nine-month effective rate for both years.
     The decrease in income tax expense for the three-month period ended March 31, 2007 as compared to the same period last year, and the increase in income tax expense for the nine-month period ended March 31, 2007 as compared to the same period last year, both on an absolute dollar basis, are the result of the change in taxable income in the respective periods, as the period-over-period effective rates are consistent.
Earnings from Discontinued Operations (000’s)

	March 31,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Three months ended	$—	—	$13,056	5.8%

Nine months ended	$—	—	$14,311	2.2%
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
Income Tax Expense on Discontinued Operations (000’s)

	March 31,
	2007		2006
		Effective		Effective
	$	Rate	$	Rate
Three months ended	$—	—	$7,581	58.1%

Nine months ended	$—	—	$8,064	56.3%
     Earnings from discontinued operations includes a $12.8 million gain on the sale of M-Solutions in the quarter ended March 31, 2006. Our book basis gain on the sale includes the impact of the write-off of goodwill, which is non-deductible for tax purposes. The higher tax basis gain on the sale resulted in an effective tax rate of 58.1% for the quarter ended March 31, 2006, and of 56.3% for the nine-month period ended March 31, 2006.
Segment Information
     We evaluate the performance of our segments based on total revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization related to various business and asset acquisitions, the impact of warrants issued to a customer, integration costs associated with acquisitions and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options, beginning July 1, 2004.
     The following table sets forth total revenues, operating income (loss) and certain other financial information by segment in thousands, for the periods noted in accordance with note 11 to our financial statements included in this quarterly report and SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Electronic Commerce, gross	$184,710	$169,438	$532,152	$496,187
Impact of warrants to a customer	10,950	—	10,950	—

Electronic Commerce, net	173,760	169,438	521,202	496,187
Investment Services	30,743	27,833	90,002	78,542
Software	25,705	29,656	84,783	79,735

Total Revenue	$230,208	$226,927	$695,987	$654,464

Income from continuing operations before other income and expenses:
Segment operating income (loss):
Electronic Commerce	$66,079	$59,739	$187,116	$192,282
Investment Services	6,742	3,950	17,981	12,145
Software	3,373	7,496	17,242	15,969
Corporate	(9,296)	(10,291)	(31,171)	(29,795)
Purchase accounting amortization	(10,133)	(11,254)	(31,256)	(46,451)
Impact of warrants to a customer	(10,950)	—	(10,950)	—
SFAS 123(R) — Stock options issued before July 1, 2004 (1)	(319)	(777)	(1,342)	(3,375)
Integration costs associated with acquisitions	(937)	—	(937)	—

Income from continuing operations before other income and expenses	$44,559	$48,863	$146,683	$140,775

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.
Electronic Commerce Segment Information:
Electronic Commerce Revenues – Gross (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$184,710	$169,438	$15,272	9.0%

Nine months ended	$532,152	$496,187	$35,965	7.2%
     Overall growth in Electronic Commerce, including our PhoneCharge telephone bill payment business acquired in January 2006, continues to be driven primarily by 16% growth in transactions processed to nearly 341 million for the quarter ended March 31, 2007, from 293 million for the quarter ended March 31, 2006, and by 17% growth in transactions processed to nearly 975 million for the nine-month period ended March 31, 2007, from 830 million for the nine-month period ended March 31, 2006. During the fiscal year ended June 30, 2006, our TransPoint related contracts with Microsoft and FDC expired which, on a combined basis, negatively impacted total company revenue growth by nearly 5% on a year-over-year basis. Also, during the quarter ended March 31, 2006, our largest bank customer migrated from a processing model that guarantees funds, to our standard risk-based processing model, which has since negatively impacted our interest-based revenue.
     As of the quarter ended September 30, 2006, we began reporting a new set of Electronic Commerce Division metrics. Our transaction-based metrics are now divided between CSP and non-CSP results. CSPs are organizations, such as banks, brokerage firms, Internet portals and content sites, Internet-based banks, Internet financial sites, and personal financial management software providers. Non-CSP results include agent-based payments, phone-based payments and ancillary payment products including our biller direct and account balance transfer businesses. We believe the distinction between CSP and non-CSP results provide investors greater insight into the key underlying trends of our business.
     The following table provides a historical trend of revenue, underlying transaction metrics, and subscriber metrics, where appropriate, for our Electronic Commerce Division over the last five quarters.

	Three Months Ended
	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(in millions, except revenue per transaction and revenue
	per e-bill delivered)
Transactions
CSP:
Revenue	$122.5	$116.8	$114.2	$111.8	$113.8
Revenue per transaction	$0.45	$0.46	$0.48	$0.49	$0.52
Transactions processed	269.6	251.5	235.7	227.5	217.3

Non-CSP:
Revenue	$39.6	$38.3	$36.2	$34.4	$36.0
Revenue per transaction	$0.56	$0.54	$0.48	$0.46	$0.47
Transactions processed	71.2	70.5	76.0	74.7	76.0

Total Transactions:
Revenue	$162.1	$155.1	$150.4	$146.2	$149.8
Transactions processed	340.9	322.0	311.7	302.2	293.3

e-bill Delivery
Revenue	$9.8	$8.7	$8.5	$8.0	$7.4
Revenue per e-bill delivered	$0.17	$0.16	$0.16	$0.16	$0.16
e-bills delivered	58.7	54.9	51.8	50.0	46.7

Other Electronic Commerce(1)
Revenue	$12.8	$12.6	$12.1	$12.3	$12.2

Other Performance Metrics
Active subscribers(2)	11.6	11.1	10.5	10.0	9.7

(1)	“Other Electronic Commerce” includes our Health & Fitness products, ancillary revenue sources such as implementation and consulting services.

(2)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a Consumer Service Provider that out-sources essentially all of its electronic billing and payment (EBP) functions to CheckFree.
     During the quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth of 3%, which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. Since then we have performed significant analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years. We have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter-end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer’s shift to our standard risk-based processing model in the quarter ended March 31, 2006, and a somewhat slower transaction growth rate given the industry leading consumer penetration at that customer.
     Our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year that does not impact overall annual transaction growth. We now believe that, barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past nine months, we believe we are better able to forecast transaction growth. We do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, and we will continue to analyze our transaction growth patterns for evidence of other such factors. Our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, as previously mentioned, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers.
     Total payment transactions increased by 16%, from more than 293 million for the three-months ended March 31, 2006 to nearly 341 million for the three-months ended March 31, 2007, composed of 24% growth in CSP based transactions and 6% decline in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.07 decrease in revenue per transaction quarter-over-quarter. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as many of our customers shifted to a consumer fee-based pricing model which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.09 increase in revenue per transaction.
     Total payment transactions increased by 17%, from 830 million for the nine-month period ended March 31, 2006, to nearly 975 million for the nine-month period ended March 31, 2007, composed of 25% growth in CSP based transactions and a 2% decline in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in September 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; which, on a combined basis, resulted in a $0.12 decrease in revenue per CSP transaction year-over-year. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.14 increase in revenue per non-CSP transaction.
     We delivered nearly 59 million e-bills in the quarter ended March 31, 2007, representing an increase of 26% over the nearly 47 million e-bills delivered in the same period in the previous year. We delivered more than 165 million e-bills during the nine-month period ended March 31, 2007, representing an increase of 23% over the nearly 135 million e-bills delivered in the same period in the previous year. Although revenue per e-bill has remained relatively consistent at $0.16 over the past few years, during the quarter ended March 31, 2007, revenue per e-bill increased to $0.17 due to our recent decision to reduce the delivery of screen scraped bills that generate no revenue.
     The quarter-over-quarter and year-over-year increases in Other Electronic Commerce revenue are primarily due to our acquisition of Aphelion in October 2005, designed to enhance growth in our Health and Fitness products.

Electronic Commerce Operating Income (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$66,079	$59,739	$6,340	10.6%

Nine months ended	$187,116	$192,282	$(5,166)	-2.7%
     Our ongoing efforts to improve quality and efficiency in our operations, combined with a substantial electronic versus paper payment rate of 84% and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Based on gross revenues, our quarter-over-quarter operating margin has increased to nearly 36% for the quarter ended March 31, 2007, from more than 35% for the quarter ended March 31, 2006, and our year-over-year operating margin has declined from nearly 39% for the nine-month period ended March 31, 2006, to more than 35% for the nine-month period ended March 31, 2007.
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
Investment Services Segment Information:
Investment Services Revenues (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$30,743	$27,833	$2,910	10.5%

Nine months ended	$90,002	$78,542	$11,460	14.6%
     Quarter-over-quarter revenue growth of 10.5% and year-over-year revenue growth of 14.6% in Investment Services was primarily due to an increase in portfolios managed to more than 2.6 million as of March 31, 2007 from nearly 2.2 million as of March 31, 2006. In the quarter ended March 31, 2007, we experienced lower than normal professional fee revenue as customer execution of a new professional services contracts was delayed until the fourth quarter of fiscal 2007. We continue to provide incentives for our customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, we realized a full nine months of revenue in the nine-month period ended March 31, 2007 from our acquisition of IDS against only seven months of operations in the nine-month period ended March 31, 2006. We remain cautiously optimistic about the opportunity for continued portfolio growth through fiscal 2007 as demand for separately managed accounts continues to improve.
Investment Services Operating Income (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$6,742	$3,950	$2,792	70.7%

Nine months ended	$17,981	$12,145	$5,836	48.1%
     Our operating margins have increased to nearly 22% for the three-month period ended March 31, 2007, from more than 14% for the three-month period ended March 31, 2006, and have increased to 20% for the nine-month period ended March 31, 2007, from nearly 16% for the nine-month period ended March 31, 2006.

     While we continue to incur significant spending on the enhanced operating system project, CheckFree EPL SM (Enhanced Portfolio Lifecycle), and we continue to invest in resources designed to improve future operational quality standards through Six Sigma quality programs, the divestiture of our unprofitable M-Solutions business in March 2006 was the primary driver of our increased margin in the current year. We expect our future margin to remain around the upper teens to low 20% level until completion of CheckFree EPL SM, for which we expect initial deployment and testing in calendar 2007 and which is currently scheduled to begin customer migration in fiscal 2008.
Software Segment Information:
Software Revenues (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$25,705	$29,656	$(3,951)	-13.3%

Nine months ended	$84,783	$79,735	$5,048	6.3%
     We incurred a quarter-over-quarter revenue decline of 13.3% as a result of lower than expected license sales within our operations risk management and treasury products in the quarter ended March 31, 2007, combined with higher than normal professional services revenue in the quarter ended March 31, 2006.
     On a year-over-year basis we incurred revenue growth of 6.3%, due mainly to growth in license sales of our treasury and securities products and related maintenance services revenue, offset somewhat by a decline in professional services revenue. While our sales pipelines steadily improved through fiscal 2006 and into 2007, we do not believe we can overcome the sales shortfall in the quarter ended March 31, 2007 and as a result, we no longer expect to achieve the overall annual license sales we anticipated at the beginning of the year.
Software Operating Income (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$3,373	$7,496	$(4,123)	-55.0%

Nine months ended	$17,242	$15,969	$1,273	8.0%
     Our operating margin decreased from more than 25% for the quarter ended March 31, 2006 to more than 13% for the quarter ended March 31, 2007, and remained fairly consistent at about 20% for the nine-month periods ended March 31, 2007 and 2006.
     The quarter-over-quarter decline was due primarily to less than expected high margin license revenue in the quarter ended March 31, 2007. Year-over-year growth in high margin license sales was somewhat offset by an increase in sales and marketing expenses, resulting in consistent margin performance.
Corporate Segment Information:
Corporate Operating Loss (000’s)

	March 31,		Change
	2007	2006	$	%
Three months ended	$(9,296)	$(10,291)	$995	-9.7%

Nine months ended	$(31,171)	$(29,795)	$(1,376)	4.6%
     Our Corporate segment represents costs for legal, human resources, finance, executive and various other unallocated overhead expenses. The 9.7% quarter-over-quarter decline in corporate costs is primarily due to a year-

to-date true up in accrued incentive compensation costs recorded in the quarter ended March 31, 2007. We continue to leverage our infrastructure costs in the face of increasing revenues and despite operations added through acquisition. Aside from the one-time incentive compensation accrual true-up in the quarter ended March 31, 2007, we expect our Corporate operating expenses to remain around 4.5% of our consolidated revenues.
Impact of Warrants Issued to a Customer (000’s):

	March 31,		Change
	2007	2006	$	%
Three months ended	$(10,950)	$—	$(10,950)	-100.0%

Nine months ended	$(10,950)	$—	$(10,950)	-100.0%
     In the three-month period ended March 31, 2007, we incurred a non-cash charge of $11.0 million against revenue in our Electronic Commerce segment, resulting from warrants we issued to a customer. The charge, which has no associated costs, directly impacted operating income by $11.0 million. During the quarter, one million performance-based warrants vested as the customer achieved an active subscriber base exceeding 5 million. EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” requires us to measure the fair value of the warrants at the earlier of the date when a performance commitment is reached or the date at which performance is complete. The fair value was determined using a Black-Scholes valuation of the warrants and was accounted for as a charge against revenue in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”
Purchase Accounting Amortization (000’s):

	March 31,		Change
	2007	2006	$	%
Three months ended	$10,133	$11,254	$(1,121)	-10.0%

Nine months ended	$31,256	$46,451	$(15,195)	-32.7%
     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions and negatively impacts our operating income in our Electronic Commerce, Investment Services and Software segments. The quarter-over-quarter decrease of $1.1 million in purchase accounting amortization is due primarily to intangible assets that have fully amortized since March 31, 2006. The year-over-year decrease of $15.2 million in purchase accounting amortization is due primarily to the September 2005 expiration of the TransPoint strategic agreements intangible asset that reduced year-over-year amortization expense by $16.5 million, offset somewhat by incremental amortization resulting from our acquisitions of PhoneCharge in January 2006 and Aphelion in October 2005. The following chart breaks out the charge, by segment, for each of the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Electronic Commerce	$8,865	$9,110	$27,359	$40,037
Investment Services	484	547	1,452	1,508
Software	784	1,597	2,445	4,906

Total	$10,133	$11,254	$31,256	$46,451

SFAS 123(R) — Options Issued Before July 1, 2004 (000’s):

	March 31,		Change
	2007	2006	$	%
Three months ended	$319	$777	$(458)	-58.9%

Nine months ended	$1,342	$3,375	$(2,033)	-60.2%
     Upon our adoption of SFAS 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amount recorded during the three- and nine-month periods ended March 31, 2007 and 2006 represent equity-based compensation relating to the vesting of options that were still unvested as of July 1, 2005 but were granted before our implementation of our current incentive compensation philosophy on July 1, 2004, which significantly reduced overall participation and focused on restricted stock awards with limited stock options grants. The charge impacted the operating income of our Electronic Commerce, Investment Services and Software segments, and the operating expense of our Corporate segment. The following chart breaks out the charge, by segment, for each of the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Electronic Commerce	$232	$563	$976	$2,449
Investment Services	33	80	138	347
Software	14	35	59	150
Corporate	40	99	169	429

Total	$319	$777	$1,342	$3,375

Integration costs associated with acquisitions (000’s):

	March 31,		Change
	2007	2006	$	%
Three months ended	$937	$—	$937	—

Nine months ended	$937	$—	$937	—
     In December 2006, we entered into a merger agreement with Carreker Corporation and in February 2007, we entered into a merger agreement with Corillian Corporation. The $0.9 million of integration costs in the period ended March 31, 2007 represent incremental period costs associated with integration planning activities primarily for the Carreker acquisition within our Software segment and includes third-party integration planning assistance and related travel costs, but a small portion related to Corillian, within our Electronic Commerce segment. The following chart breaks out the charge, by segment, for each of the periods presented.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Electronic Commerce	$35	$—	$35	$—
Software	902	—	902	—

Total	$937	$—	$937	$—

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
Inflation
     We believe the effects of inflation have not had a significant impact on our results of operations.
Liquidity and Capital Resources
     The following chart summarizes our consolidated statements of cash flows for the three- and nine-month periods ended March 31, 2007:

	Three	Nine
	Months	Months
	Ended	Ended
	March 31, 2007
	(in thousands)
Net cash provided by operating activities	$64,708	$171,190
Net cash provided by (used in) investing activities	(3,461)	12,104
Net cash provided by (used in) financing activities	11,481	(130,702)
Effect of exchange rates	(165)	596

Net increase in cash and cash equivalents	$72,563	$53,188

     As of March 31, 2007, we had $337.5 million of cash, cash equivalents and short-term investments on hand, and an additional $59.3 million in long-term investments. Our balance sheet reflects a current ratio of 2.5 and working capital of $396.5 million. Due primarily to processing efficiency improvement, we experienced a significant increase in net cash provided by operating activities over the past several years. For the nine-month period ended March 31, 2007, we generated $171.2 million of net cash from operating activities. To the extent we require additional cash, we have access to an unused $300.0 million revolving credit facility as of March 31, 2007. Our

$206 million acquisition of Carreker closed on April 2, 2007, and we utilized approximately $70 million of our credit facility to finance a portion of the acquisition. Subsequent to the acquisition closing, we repaid the balance drawn on the credit facility in full. In February 2007, we also announced an agreement to acquire Corillian Corporation for $245 million in cash. We expect the Corillian acquisition to close in the quarter ended June 30, 2007, subject to the expiration or termination of the HSR Act waiting period and the satisfaction or waiver of other closing conditions. We expect to utilize our revolving credit facility to finance a portion of this acquisition.
     From an investing perspective, we generated net cash of $12.1 million in the nine-month period ended March 31, 2007. We generated $55.0 million from the net sales of investments. We used $40.9 million in capital expenditures, $1.5 million for the change in other assets, and $0.5 million in the capitalization of software development costs.
     From a financing perspective, we used net cash of $130.7 million in the nine-month period ended March 31, 2007. We received $11.3 million in reimbursements from our data center financing facility, $3.7 million from our Associate Stock Purchase Plan, $4.4 million from the exercise of stock options, and $0.9 million from the excess tax benefit related to our equity-based compensation. In addition, we used $150.0 million to purchase shares of our common stock and $1.0 million for payments on our capital leases and other long-term obligations.
     In July 2006, our board of directors approved up to $100.0 million for the purpose of repurchasing shares of our common stock through July 31, 2007, and in October 2007 authorized an additional $100.0 million for the same purpose through August 1, 2007. As of March 31, 2007, we have used $150.0 million to purchase 3,911,554 shares of our common stock under this program.
     While the timing of cash payments and collections will cause fluctuations from quarter to quarter and the level of expected capital expenditures could change, we expect to generate free cash flow in the range of about $185 million for the fiscal year ending June 30, 2007. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements. See “Use of Non-GAAP Financial Information” for a discussion of this measure.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of March 31, 2007, and do not anticipate any change in the foreseeable future.
Contractual Obligations
     Pursuant to a series of leasing and financing arrangements with a consortium of banks for the purpose of funding the construction of up to two new data centers, we have incurred approximately $18.1 million of debt during the nine-month period ended March 31, 2007. The first data center facility will become operational late in calendar 2007, upon which time we will make minimum lease payments representing the interest charge on the outstanding balances. The lease agreements will expire on April 12, 2013, unless terminated earlier pursuant to the terms of the lease agreements. Upon expiration of the agreements, we must elect to (i) purchase the facility for a defined amount; (ii) request a five year renewal of the lease agreements; or (iii) sell the facility as an agent for the bank consortium. It is too early to determine which option we would choose and, therefore, the most conservative course would be to assume our purchase of the facility for the full outstanding balance under the agreements on April 12, 2013. For more information, see “Data Center Facility” under note 8 “Financing Agreements” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
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
     Our free cash flow for the three- and nine-month periods ended March 31, 2007, and 2006, is calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net cash provided by operating activities	$64,708	$72,539	$171,190	$172,801
Excluding : Net change in settlement accounts	1,057	(68)	965	2,194
Less: Capital expenditures	(15,348)	(10,175)	(40,883)	(33,817)
Plus: Data Center Reimbursements	7,105	—	11,295	—

Free cash flow	$57,522	$62,296	$142,567	$141,178

     Net cash provided by (used in) investing activities for the quarters ended March 31, 2007 and 2006, was $(3.5) million and $(79.4) million, respectively, and for the nine-month periods ended March 31, 2007 and 2006, was $12.1 million and $(87.5) million, respectively. Net cash provided by (used in) financing activities for the quarters ended March 31, 2007 and 2006, was $11.5 million and $4.3 million, respectively, and for the nine-month period ended March 31, 2007 and 2006, was $(130.7) million and $17.6 million, respectively.
     Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions.

The provisions of SFAS 159 are effective as of the beginning of our fiscal year 2009, and we are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to opening retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance regarding the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold before a tax benefit can be recognized. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely (on an accumulated basis) of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also contains guidance on correcting misstatements under the dual approach and provides transition guidance for correcting misstatements in prior years. Adjustments required upon adoption of SAB 108 must be disclosed in the notes to the financial statements. SAB 108 is effective for our fiscal year 2007 annual financial statements and we are currently evaluating the impact of the adoption of SAB 108 on our consolidated financial statements.
Recent and Pending Acquisitions
     In January 2007, we announced an agreement to acquire Carreker Corporation for approximately $206 million in cash. We closed on this acquisition on this acquisition on April 2, 2007. We funded approximately $136 million of the total purchase price from available cash on hand and borrowed the remaining purchase price of approximately $70 million under our revolving credit facility. Subsequent to the acquisition closing, we repaid the balance drawn on the credit facility in full.
     On February 13, 2007, we entered into a definitive agreement to acquire Corillian. Pursuant to the terms of the merger agreement, a wholly owned subsidiary of ours will be merged with and into Corillian, with Corillian continuing after the merger as the surviving corporation and our subsidiary. At the effective time of the merger, each issued and outstanding share of Corillian’s common stock will be converted into the right to receive $5.15 in cash (the “Merger Consideration”), and each holder of an option to purchase shares of Corillian common stock will be entitled to receive a per share cash payment equal to the amount by which the Merger Consideration exceeds the exercise price of such option (if any), less any applicable withholding taxes. The total purchase price will be approximately $245 million on a fully diluted basis. We expect to fund this acquisition through a combination of cash on hand and draws under our current revolving credit facility.
     On April 30, 2007, Corillian’s shareholders approved the merger agreement at a special meeting of shareholders. We anticipate that our proposed acquisition of Corillian will close during the quarter ended June 30, 2007, shortly following the expiration or termination of the antitrust waiting period under the HSR Act and the satisfaction or waiver of all other closing conditions. However, the timing of closing could be affected by an early termination of the antitrust waiting period or the issuance of any additional requests for information from the Department of Justice Antitrust Division.
Subsequent Events
     On or about April 10, 2007, the first of two related shareholder securities putative class actions were filed against CheckFree and Messrs. Kight and Mangum in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The actions were filed on behalf of a putative class of all purchasers of CheckFree common stock between April 4, 2006 and August 1, 2006 and allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against CheckFree and the individual defendants, as well as of Section 20(a) against the individual defendants, related to CheckFree’s disclosures concerning its Electronic Commerce and Payment Services business. Plaintiffs seek undisclosed damages. We believe the actions are without merit and intend to defend vigorously. We intend to move to dismiss these lawsuits. At this time, it is not possible to predict the outcome of these matters.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We maintain offices in the United Kingdom, Australia, and Luxembourg. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Australian dollar for our Australian subsidiary, and the euro as the functional currency for our Luxembourg operations. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in a formal hedging program that would require use of various types of financial instruments to mitigate this risk.
     While our international sales represented less than five percent of our consolidated revenues for the three and nine months ended March 31, 2007, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenues. We use derivative financial instruments to manage the variability of cash flows related to this interest rate-sensitive portion of processing and servicing revenue. Accordingly, from time to time we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate-sensitive revenue. As of March 31, 2007, we did not have any outstanding interest rate swap arrangements.
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
     As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 6, 2006, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $100.0 million of our common stock through August 1, 2007. During the quarter ended March 31, 2007, we did not repurchase any shares of our common stock.

				(d)
			(c)	Approximate Dollar
			Total Number of	Value of Share that
	(a)	(b)	Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

January 1, 2007 to January 31, 2007	—	N/A	—	$50,000,000
February 1, 2007 to February 28, 2007	—	N/A	—	$50,000,000
March 1, 2007 to March 31, 2007	—	N/A	—	$50,000,000

Total	—	$—	—	$50,000,000

Item 6. Exhibits

Exhibit	Exhibit
Number	Description

2	Agreement and Plan of Merger, dated February 13, 2007, between CheckFree Corporation, CF Oregon, Inc. and Corillian Corporation (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated February 13, 2007, filed with the Securities and Exchange Commission on February 14, 2007, and incorporated herein by reference).

3	Amended and Restated By-Laws of CheckFree Corporation, as of February 8, 2007 (Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by reference).

10(a)*	CheckFree Services Corporation 401(K) Plan Adoption Agreement.

10(b)	Letter Agreement, dated February 16, 2007, between Matthew S. Lewis and CheckFree Services Corporation (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by reference).

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

* Filed with this report.
+ Furnished with this report.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: May 10, 2007	By:	/s/ David E. Mangum David E. Mangum, Executive Vice President and
Chief Financial Officer* (Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Samuel R. Schwartz Samuel R. Schwartz, Senior Vice President,
Controller, and Chief Accounting Officer*
(Principal Accounting Officer)

*	In their capacities as Executive Vice President and Chief Financial Officer, and as Senior Vice President, Controller, and Chief Accounting Officer, Mr. Mangum and Mr. Schwartz are each duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Description

2	Agreement and Plan of Merger, dated February 13, 2007, between CheckFree Corporation, CF Oregon, Inc. and Corillian Corporation (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated February 13, 2007, filed with the Securities and Exchange Commission on February 14, 2007, and incorporated herein by reference).

3	Amended and Restated By-Laws of CheckFree Corporation, as of February 8, 2007 (Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by reference).

10(a)*	CheckFree Services Corporation 401(K) Plan Adoption Agreement.

10(b)	Letter Agreement, dated February 16, 2007, between Matthew S. Lewis and CheckFree Services Corporation (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by reference).

31(a)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.

31(b)*	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.

32(a)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32(b)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed with this report.

+	Furnished with this report.