Form 10-K
period 2007-06-30
CHECKFREE CORP \GA\
filed 2007-08-24
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of our common stock held by our non-affiliates was approximately $3,273,837,417 on December 31, 2006.

There were 88,270,515 shares of our common stock outstanding on August 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

Part I

Item 1.	Business

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

Through our Electronic Commerce Division, we enable consumers to review bank accounts and receive and pay bills. For the year ended June 30, 2007, we processed more than1.3 billion payment transactions and delivered approximately 226 million electronic bills (“e-bills”). For the quarter ended June 30, 2007, we processed approximately 344 million payment transactions and delivered nearly 61 million e-bills. The number of transactions we process each year continues to grow. For the year ended June 30, 2007, growth in the number of consumer service provider (“CSP”) based transactions processed approached 24% and growth in total transactions processed exceeded 16%. The Electronic Commerce Division accounted for approximately 74% of our fiscal 2007 consolidated revenues. On May 15, 2007, we acquired Corillian Corporation (“Corillian”), a provider of online banking software and services. The addition of Corillian expands our ability to provide a fully integrated, secure and scalable online banking, electronic billing and payment platform.

Through our Software Division, we provide software, maintenance, support and consulting services under four product lines — Global Treasury, Reconciliations and Exception Management, Transaction Process Management and Electronic Billing — primarily to large global financial service providers and other companies across a range of industries. The Software Division accounted for approximately 13% of our fiscal 2007 consolidated revenues. On April 2, 2007, we acquired Carreker Corporation (“Carreker”), a provider of technology and consulting services for the financial services industry. The acquisition expands our ability to provide tools that assist global financial institutions with payments processing, fraud and risk management, cash logistics and expert consultancy in the areas of float management and the convergence of check and electronic payments.

Through our Investment Services Division, we provide a range of portfolio management services to financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2007, our clients used the CheckFree APLsm portfolio accounting system (“CheckFree APL”) to manage nearly 2.7 million portfolios. The Investment Services Division accounted for approximately 13% of our fiscal 2007 consolidated revenues. On May 31, 2007, we acquired substantially all of the assets of Upstream Technologies, LLC (“Upstream”), a provider of advanced investment decision support and trade order management tools. The acquisition allows us to deliver web-based model management, decision support, trading and real-time order management tools as complementary capabilities to our core platform for the managed accounts industry.

Pending Acquisition of CheckFree

On August 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Fiserv, Inc. (“Fiserv”) will acquire all of our outstanding shares of common stock for $48.00 per share in cash. Fiserv is a publicly traded Nasdaq company headquartered in Brookfield, Wisconsin and is a provider of technology solutions. We expect the transaction to close by December 31, 2007, subject to approval by our stockholders and certain regulatory matters, although there can be no assurance that the merger will be consummated in a timely manner, if at all. We have filed a preliminary proxy statement and other relevant materials with the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction.

SHAREHOLDERS ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT MATERIALS FILED WITH THE SEC AND POSTED TO OUR WEBSITE REGARDING IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Our company, our directors and certain of our executive officers may be deemed to be participants in the solicitation of proxies from our stockholders with respect of the proposed transaction. Our stockholders may obtain information regarding the names, affiliations and interests of such individuals in the proxy statement.

All forward-looking statements in this Annual Report on Form 10-K, including those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, are based on management’s plans for future operations without consideration given to the pending transaction.

Electronic Commerce Division

Introduction.  The Electronic Commerce Division enables consumers to:

•	review bank accounts;

•	receive and pay bills over the Internet; and

•	pay billers directly through biller-direct sites, by telephone or through our walk-in retail agent network.

Consumers using our services access CheckFree’s system primarily through CSPs, billers and retail agents. CSPs are organizations, such as banks, credit unions, brokerage firms and Internet portals. Consumers can also access our system through CheckFree hosted biller direct sites, www.mycheckfree.com, a network of retail agents for walk-in bill payments, or by phone on hosted interactive voice response applications.

Effective July 1, 2007, after our 2007 fiscal year-end, we re-aligned our resources in the Electronic Commerce Division into two new operating units to better service the Division’s customers: the Electronic Banking Services unit and the Electronic Biller Services unit. The Electronic Banking Services unit will combine our CSP business and the Corillian business to focus on providing integrated online banking, billing and payment solutions for our banking customers. The Electronic Biller Services unit will combine our biller business, including our phone pay business, walk-in payment business and health and fitness business, to focus on providing consumer billing and payment solutions to our corporate clients. The Electronic Banking Services unit and Electronic Biller Services unit continue to be part of our overall Electronic Commerce Division for reporting purposes.

Industry Background.  In 2006, 1.7 billion e-bills were delivered online, a 21% increase over the number of e-bills delivered in 2005, according to Tower Group. On average, the cost to a biller of submitting a paper bill, including printing, postage and billing inserts, is $1.25 per bill, according to a Tower Group study. In contrast, e-bills reduce that cost by over half.

According to Tower Group and the Federal Reserve, an estimated 26 billion paper checks were written in the United States in 2006, down from 30.6 billion in 2005 and 41.9 billion in 2000. The use of checks for bill payment imposes significant costs on financial services organizations, businesses and their customers. These costs include the writing, mailing, recording and processing of checks. The majority of today’s consumer bill payments are completed using traditional paper-based methods. According to Tower Group, of an estimated 21.8 billion consumer bill payments that occurred in 2006, 61.7% were paid by paper check, 27.6% were paid by electronic means and the remainder were paid by other means (cash, payroll deduction, money order, etc.). By comparison, in 2005, consumers used checks to pay 65.1% of bills, and paid their bills electronically 26% of the time. Many financial services organizations and businesses have invested in the infrastructure for recording, reporting and executing electronic transactions. We believe the broad impact of the Internet, the relatively high cost of producing, printing and mailing a paper bill, and the cost to financial services organizations, businesses and customers of processing paper checks will continue the trend toward increased usage of electronic methods to execute financial transactions.

Products and Services.  We provide a variety of products that allow consumers to review bank accounts, receive and pay bills over the Internet and pay billers directly through biller-direct sites, by telephone or through our walk-in retail agent network. CSPs can offer our bill payment services to customers either through a hosted application, known as CheckFree Websm, or through various protocols that link online banking applications to our Genesis billing and payment engine. Through our CSPs, we support both Microsoft’s Money and Quicken® for electronic bill payment. We also enable financial institutions to offer their customers a variety of financial services over the Internet, including Internet banking, web content management and intelligent authentication and security solutions. We also offer a variety of services to support our customers throughout the process of implementing and maintaining our solutions. For the fiscal year ending June 30, 2008, our Electronic Banking Services unit will be primarily responsible for the following products and services: CheckFree Web, CheckFree Web for Small Businesssm, CheckFree FraudNettm, CheckFree Buildersm, CheckFree Online Open and Fund, CheckFree Online Transfer, Corillian Voyagertm, Line of Business Applications and Enterprise Applications. For the fiscal year ending June 30, 2008, our Electronic Biller Services unit will be primarily responsible for the following products and services: electronic billing or e-bill services, walk-in payment services, phone payment services and other products and services for our corporate clients. The principal products and services in our Electronic Commerce Division are described below.

•	CheckFree Web. Consumers can pay anyone by accessing our service through various CSPs. Some of our largest CSPs, as determined by type of CSP and number of consumers using our products, are Bank of America, PNC Bank, SunTrust Banks, Wachovia Bank, USAA, Washington Mutual and U.S. Bank. Once a consumer has accessed the system, he or she can either elect to pay an electronic bill delivered by us or can instruct the system to pay any individual or company within the United States. We complete this payment request either electronically, using the Federal Reserve’s Automated Clearing House (“ACH”), or in some instances other electronic methods such as MasterCard’s RPPS service or Visa ePay, or by issuing a paper check or draft.

•	Automated Clearing House. The Federal Reserve’s ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. We access the ACH through an agreement with SunTrust Banks. Additional information on the ACH can be found at the Federal Reserve Commission’s website at www.federalreserve.gov.

•	Paper Checks or Drafts. When we are unable to move the funds electronically, we issue a paper check, drawn on our trust account, or a paper draft, drawn on the consumer’s bank account.

•	Payment Method Selection. Our Genesis system incorporates our patented technology that determines the preferred method of payment to balance processing costs, operational efficiencies and risk of loss. We have been able to manage our risk of loss by using this technology to adjust the mix of electronic and paper transactions in individual cases such that, overall, we have not incurred losses in excess of 0.88% of our revenues in any of the past five years. The rate increased this last fiscal year due to our largest CSP customer moving to our standard risk-based processing during the quarter ended March 31, 2006.

The most recent version of CheckFree Web, CheckFree Web RXPsm, was made available in March 2007. Recent enhancements to CheckFree Web include transactional intelligence added to the payment center in which a payment assistant layer is presented with contextual just-in-time information. In addition, CheckFree Web RXP offers seamless integration with mobile banking and payments and a new electronic bill experience, and consumers may opt into a trial period for both features to experience their value and decide whether to cease receiving paper bills. In addition, we offer a small business-based version of CheckFree Web optimized for business users, CheckFree Web for Small Business. All products feature the ability to “pay anyone, anytime, anywhere” and most products feature the ability to receive hundreds of different bills electronically.

•	Corillian Voyager. Corillian Voyager is a software platform upon which we have built a menu of applications to support multiple lines of business within banking. Corillian Voyager has been designed to be highly scalable to meet the evolving needs of our customers. We currently support more than 20 million users on a single instance of Corillian Voyager for our largest customer and can support even larger volumes. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications to any Internet connected point-of-presence.

•	Line of Business Applications. We offer consumer banking, small business banking, corporate banking, credit card management and wealth management applications.

•	Enterprise Applications. We offer a number of applications that can be utilized across lines of business, including Corillian Payments, Corillian Alerts, Corillian eStatements, Corillian OFX, Corillian Personal Money Manager, ACH and Wire Transfers, Enterprise Entitlements, Corillian Security Solutions and MultiPoint Integrator.

•	Professional Services. We offer a variety of professional services designed to fulfill our customers’ needs throughout the process of product design, implementation and operation. Our services include: implementation services, hosting services, consulting services, support services, directory management services and training services.

•	Electronic Billing or e-bill Services. As of June 30, 2007, consumers could view 326 different e-bills through CSP websites or directly at our website. The following billers are some of our largest electronic billing customers, as determined by the number of consumers viewing and paying their e-bills: JC Penney Card Services, AT&T, Sam’s Club Credit, Macy’s, Home Depot Consumer Accounts, Lowe’s Consumer Credit Card, Sprint PCS, Verizon Corporation and Chevron. Actual e-bills delivered in the fourth quarter ended June 30, 2007, reached nearly 61 million, which is an increase of 3% over the approximately 59 million e-bills distributed in the third quarter ended March 31, 2007, and an increase of 22% over the approximately 50 million e-bills delivered in the fourth quarter ended June 30, 2006. For the year ended June 30, 2007, we delivered approximately 226 million e-bills.

•	Walk-in Payment Services. We offer walk-in payment services, also known as CheckFreePaytm, at more than 11,500 retail agent locations throughout the United States. CheckFreePay combines the agent footprint with our current electronic billing and payment infrastructure to offer billing organizations a wider number of payment processing services from a single company.

•	Phone Payment Services. We offer payment services to billers over an interactive voice response (“IVR”) system. This service, called CheckFree Pay-by-Phonetm, allows billers to provide an additional, convenient method for their customers to pay bills, while reducing costs associated with those customers contacting their call center or using other more expensive payment methods.

•	Revenue Enhancement. Revenue Enhancement (“RevE”), which we acquired from Carreker in April 2007, is a highly specialized consulting service focused on tactical methods of increasing banks’ fee income. Our solutions involve developing strategies that enable our clients to take advantage of electronification trends. Our Customer Value Enhancement solutions, which include software, proprietary sales management and methodologies and sales training programs, assist financial institutions in leveraging central intelligence with local insight, translating strategy into specific actions to achieve sustained organizational performance.

•	Other Products and Services. In addition to the above, the Electronic Commerce Division offers a credit card account balance transfer product, a credit card balance refund product, an automated recurring payments and software service, which is primarily installed at health clubs throughout the United States, and other forms of wholesale and retail payment solutions.

Usage Metrics.  For the year ended June 30, 2007, we processed more than 1.3 billion payment transactions, an increase of 16% over the previous year, and delivered approximately 226 million e-bills, which represents growth of 22% over e-bills delivered in the prior year. Our transaction-based metrics are divided between CSP and non-CSP results. CSPs are organizations such as banks, credit unions, brokerage firms and Internet portals. Non-CSP results include agent-based payments, phone-based payments and ancillary payment products including our biller direct and account balance transfer businesses. We believe the distinction between CSP and non-CSP results provide investors greater insight into the key underlying trends of our business.

The CheckFree Advantage.  We have developed numerous systems and programs to enhance our online banking, billing and payment products.

•	Scalable Genesis Platform. The Genesis platform is an open infrastructure created to process e-bills and payments. The vast majority of the payment transactions are processed using our Genesis platform, enabling us to improve our economies of scale. We also operate processing platforms for other aspects of our business including Health & Fitness (recurring debits for health club fees), CheckFreePay (for walk-in payments) and CheckFree Pay-by-Phone (for IVR payments).

•	Sigma Quality. We follow an internal Sigma quality program, which links key drivers of customer satisfaction to an internal set of metrics of system availability and payment accuracy and timeliness. The program is designed to take our quality performance to 99.9%, or 4.6 Sigma. The performance and compensation of many employees within the Electronic Commerce Division are tied to the achievement of process and system improvements that enhance customer satisfaction.

•	Electronic Payment Rate. Electronic payments are more efficient than paper payments, less expensive to process, and result in fewer errors and customer inquiries. As of June 30, 2007, we completed approximately 84% of our payments electronically. In addition to sending a large majority of our payments electronically, we also have established links to major billers that enable a more efficient flow of information and funds to them.

•	Experienced Customer Care. We have approximately 1,100 customer care staff primarily located in facilities in Phoenix, Arizona; Dublin, Ohio; and Aurora, Illinois. The level and types of customer care services we provide vary depending upon the consumer’s or CSP’s requirements. We provide both first- and second-tier support. When we provide second-tier customer support, we provide payment research and support, and the CSP handles its own inbound customer calls. To maintain our customer care standards, we employ extensive internal monitoring systems, conduct ongoing customer surveys and provide comprehensive training programs.

•	Real-Time Payment Processing. We offer billers the option of a “real-time” payment solution, meaning that billers can receive customer payment information as soon as payments are made at one of our retail agent locations, through an IVR application, or over the Internet, assuring that unnecessary service shut-offs of customers who pay their bills at the last minute are avoided. Real-time payments also have the advantage of minimizing calls to a biller’s call center by providing the biller’s customer with the confidence that the biller has received the payment as soon as it is completed.

•	Highly Scalable and Extensible Software Platform. The Corillian software platform has been designed to be highly scalable to meet the evolving needs of our customers. Independent laboratory test results indicate that Corillian Voyager can support Internet banking programs for more than 20 million users. In addition, Corillian Voyager has been designed using universal standards, including eXtensible Markup Language for communication and Open Financial Exchange for financial transactions. This architecture enables our customers to deploy new Internet-based financial services by adding applications to our platform at any time and by integrating future applications with any Internet connected point-of-presence.

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

We have designed our services and products to take advantage of opportunities we perceive in light of current trends and our fundamental strategy. The key elements of our business strategy are to:

•	Drive increased adoption of electronic commerce services by consumers. We believe that consumers will continue to move their financial transactions from traditional paper-based to electronic methods if they have an easy-to-access, easy-to-use, secure, and cost-effective method for receiving and paying their bills electronically. To drive this transition, we make our electronic bill presentment and payment services available directly through CSPs and through biller sites so that e-bills are available wherever consumers feel most comfortable viewing and paying them. We also price our services to our customers in such a way as to facilitate their offering electronic billing and payment to a broad array of consumers. CSPs and billers pay us mainly for the number of transactions we process, plus typically a fee based on the number of their consumers enabled to use our system. The price charged to the CSP or biller for each consumer or each transaction may vary depending on:

•	the services provided to the consumers;

•	the nature of the transactions processed; and

•	the volume of consumers or transactions, or both.

We believe this flexibility equips our customers to provide consumers with services that will meet their needs, and that this flexibility makes it more attractive for CSPs and billers to promote our electronic billing and payment service. We believe our recent acquisition of Corillian will help us to penetrate the large base of online banking consumers who do not currently use electronic bill payment by creating an integrated, secure Internet banking and electronic billing and payment platform with world-class usability.

•	Continue to improve operational efficiency and effectiveness. We believe that as our business grows and the number of transactions we process increases, we will continue to be able to take advantage of operating efficiencies associated with increased volumes, thereby reducing our unit costs. Our Sigma quality program, high electronic payment rate, consolidation of platforms, the scalability of our systems and high-quality customer care centers all help us achieve greater efficiencies.

•	Drive new forms of electronic commerce services. We intend to leverage our infrastructure and distribution channels to address the requirements of consumers and businesses in new electronic commerce applications. For example, through CheckFreePay (our walk-in bill payment business) and CheckFree Pay-by-Phone, we now offer a more complete suite of payment services to meet the needs of consumers and billers. In addition, our core payment and processing network manages person-to-person and small business payments. The Corillian online banking platform creates an opportunity to offer a wider variety of new products and services through CSPs.

Technology, Research and Development.  Our core technology capabilities were developed to handle settlement services, merchant database services and online inquiry services on a traditional mainframe system with direct communications to businesses. We have implemented a logical, nationwide internetworking infrastructure, which networks together any number of other networks, passing transaction data among them. For example, we internetwork groups of billers, consumers, CSPs, retail agents and financial institutions to complete electronic billing and payment transactions. Consumers, businesses and financial services organizations access our electronic billing and payment transaction internetworking infrastructure through the Internet, dial-up telephone lines, privately leased lines or various types of communications networks. Our primary computing complex in Norcross, Georgia, houses a wide variety of application servers that capture transactions and route them to our back-end banking, billing and payment applications for processing. The back-end applications are run on IBM mainframes, Intel platforms and UNIX servers. We have developed databases and information files that allow accurate editing and initiation of payments to billers. These databases have been constructed over the past 25 years as a result of our transaction processing experience. In addition, the acquisition of Corillian has expanded the breadth of knowledge and expertise within our company, specifically within the .NET technology space.

As part of our disaster recovery systems, we utilize IBM Business Recovery Services and EMC Corporation’s remote disk mirroring technology. Using this system, we are able to recover technical infrastructure, client communications, in-flight payments and first-tier customer care within 24 hours. As part of our efforts to enhance our high availability and disaster recovery capabilities, we have begun execution of our long-term data center strategy. We plan to build up to two dedicated data centers under a series of financing and leasing arrangements. Construction of the initial data center is underway and planned to become operational in the quarter ending December 31, 2007. We continue to evaluate whether we require the second data center to attain our operational, high availability and disaster recovery objectives. The initial data center will support the Electronic Commerce Division as well as our other divisions.

We maintain a research and development group with a long-term perspective of planning and developing new services and related products for the electronic commerce and financial application software markets. Additionally, we use independent third party software development contractors as needed.

Sales, Marketing and Distribution.  Our marketing and distribution strategy has been to create and maintain distribution alliances that maximize access to potential customers for our services. We do not, for the most part, market to, or have a direct relationship with, consumers or end-users of our products and services. We believe that these alliances enable us to offer services and related products to a larger customer base than can be reached through stand-alone marketing efforts. We seek distribution alliances with companies who have maximum penetration and leading reputations for quality with our target customers. These alliances include our relationship with CSPs, billers and value-added resellers such as Fiserv, FundsXpress, Digital Insight, PSCU Financial Services and S1 Corporation. The Corillian acquisition also brought us distribution relationships with other entities including NCR Corporation. These lists of resellers are not complete and do not fully represent our customer base.

In order to foster a better understanding of the needs of our CSPs, billers and resellers, we employ a number of relationship managers assigned to each of these specific customers. We also employ marketing personnel to facilitate joint consumer acquisition programs with each of these customer groups, and to share industry knowledge and previously developed campaigns with their marketing departments. Our alliance partners market our services in numerous ways, including television, radio, online and print advertising, in many cases offering bill payment services for free. Additionally, we participate in industry conferences and tradeshows, providing access to and interaction with our CSP, biller and reseller customers, as well as prospects.

We have one customer, Bank of America, that accounted for approximately 19% of our total consolidated revenues ($189.5 million) for fiscal year 2007, which reflects its use of products in all three of our operating divisions. The majority of this revenue comes from within our Electronic Commerce Division.

Competition.  We face significant competition for all of our products. Our primary competition is the continuance of traditional paper-based methods for receiving and paying bills and managing finances, on the part of both consumers and billers. In addition, the possibility of billers and CSPs, including large bank clients, continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions remains a competitive threat. Our large bank customers may explore the possibility of internally performing portions of the outsourced billing and payment services that we provide to them. In-house solutions have always been and will continue to be an option for our customers and a competitive factor facing our business.

Metavante, a division of Marshall and Ilsley Corporation, competes with us most directly from the perspective of providing pay anyone solutions to financial services organizations. In 2006, Online Resources Corp. completed the acquisition of Princeton eCom to become a larger full service banking, billing and bill payment competitor. A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service. For example, Yodlee has publicly stated its strategy is to shift from being an account aggregation provider to become more of a bill payment processor, online banking provider and end-to-end financial services provider. Also, MasterCard International provides a service that allows electronic bill payments, and Visa has recently promoted heavily its credit and debit card products as a convenient means for consumers to pay their bills. Numerous small firms provide technologies that can enable these and other companies to compete with us and we regularly monitor combinations and alliances of any of the above.

In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 Corporation and Financial Fusion, Inc. Within this market segment, we also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere, and the internal information technology personnel of financial institutions that want to develop their own solutions. In addition, we occasionally compete with vendors who primarily target community financial institutions with Internet banking solutions. For the business banking services that financial institutions offer their commercial customers, we also compete with vendors of cash management systems for large corporations.

Our products and services that allow consumers to pay billers directly also face competition. We compete with biller-direct billing and payment Internet sites. Western Union and MoneyGram compete with our walk-in payment services. Each has a national network of retail and agent locations. We also compete with smaller walk-in payment providers in different regions of the United States and with billers who have created in-house systems to handle walk-in payments. BillMatrix, a division of Fiserv, and SpeedPay, a division of Western Union, compete with our phone payments business.

We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines.

Seasonality.  The sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter-end date and the mix of processing and non-processing days within the quarter affects sequential quarter transaction growth in the Electronic Commerce Division. Barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year.

Acquisitions.  Our current business was developed through expansion of our core Electronic Commerce business and the acquisition of companies operating in similar or complementary businesses. Our major acquisitions related to the Electronic Commerce Division include Servantis Systems Holdings, Inc. in February 1996, Intuit Services Corporation in January 1997, and MSFDC, L.L.C. (“TransPoint”) in September 2000. In October 2000, we completed a strategic agreement with Bank of America, under which we acquired certain of Bank of America’s electronic billing and payment assets. We acquired American Payment Systems, Inc. in June 2004, Aphelion, Inc. in October 2005, PhoneCharge, Inc. in January 2006 and Corillian in May 2007.

Software Division

During the year ended June 30, 2007, our Software Division provided software and services, including software, maintenance, support and consulting services, through four product lines. These product lines were Global Treasury, Reconciliation and Exception Management, Transaction Process Management (encompassing financial messaging and corporate actions), and Electronic Billing. Through our acquisition of Carreker in April 2007, we expanded our offerings into four additional product lines: Payments, Risk, Cash and Logistics and Global Payments Consulting (“GPC”).

•	Global Treasury. We provide ACH, account reconciliation and compliance software and services primarily to banks and bank holding companies. ACH is the primary batch-oriented electronic funds transfer system financial services organizations use to move funds electronically through the banking system. More than 75% of the nation’s 16 billion ACH payments are processed each year through institutions using our software systems.

Our ACH software is marketed under the product name PEP+® (Paperless Entry Processing System). PEP+ enables the originating and receiving of payments through the ACH system. These electronic transactions are typically used for recurring payments such as direct deposit payroll payments; corporate payments to contractors and vendors; debit transfers that consumers make to pay insurance premiums, mortgages, loans and other bills; and business-to-business payments. Our PEP+ reACHtm product, which can be used with our PEP+ software, allows returned checks, checks at the point-of-sale, and checks sent to a lockbox to be converted to electronic payments.

Our account reconciliation software is marketed under the product name CheckFree ARP/SMStm (Account Reconciliation Package/Service Management System). CheckFree ARP/SMS is an online, real-time positive pay and reconcilement system. We also provide add-on positive pay modules that enable banks/financial institutions to reduce exposure to check fraud and manage electronic check conversion.

Our compliance solutions enable banks, bank holding companies, securities and insurance firms, corporations and government agencies to maintain compliance with certain federal and state regulations. These products support unclaimed property management and government tax-related compliance reporting. Our compliance software solutions are marketed under the names CheckFree APECStm, CheckFree IRStm, CheckFree LCRtm and CheckFree RRStm.

•	Reconciliation and Exception Management. We provide software and related consulting services that enable organizations to reduce operational risk, improve operational efficiency and contribute to increasing profitability. Banks, bank holding companies, securities and insurance firms, corporations, and government agencies use our Reconciliation and Exception Management products and services. These solutions are marketed under four distinct brands. CheckFree RECON-Plustm for Windows® and CheckFree RECON Securitiestm reconcile high volumes of complex transactions that are spread across multiple internal and external systems and include securities transaction processing, automated deposit verification, consolidated bank account reconciliation and cash mobilization, and improved cash control. CheckFree Frontier® is a multi-tier reconciliation system that operates via a Web-based architecture. In April 2005, we acquired Accurate Software, Ltd., whose Accurate NXGtm software provides a comprehensive, enterprise-wide operational control framework and system for reconciliation, exception management, workflow and business intelligence.

•	Transaction Process Management. During the year ended June 30, 2007, through our Software Division, we provided software that enables the management, monitoring and measurement of the flow of securities and cash transactions across a local or global enterprise. Securities firms, insurance companies, custodian banks, brokerage firms and asset managers use our financial messaging and corporate actions products and services. These products are marketed under the names CheckFree TradeFlowtm, CheckFree Message Brokertm, CheckFree Message Workstationtm and CheckFree eVenttm. CheckFree TradeFlow provides complete straight-through processing (STP) of post-trade processes. Trade order management systems, portfolio management packages and links to brokers and custodians are integrated with CheckFree TradeFlow, a SWIFTReady Gold accredited platform which serves as a comprehensive STP solution. CheckFree Message Broker is a middleware system, and CheckFree Message Workstation enables the preparation, validation, repair and review of messages in a system to monitor and manage transaction flows, including all messages related to any one particular transaction. CheckFree eVent automates the end-to-end corporate actions processes. The system automates the electronic receipt of notifications and provides online management facilities to manage the process from end-to-end. TradeFlow TPM 2.0tm, enables securities firms to manage transaction processing across an enterprise via a single, integrated platform. On July 1, 2007, after our 2007 fiscal year-end, all of CheckFree’s securities-focused software solutions, including our Transaction Process Management solutions, officially became part of our Investment Services Division as a newly-formed group within that division called CIS Software.

•	Electronic Billing. CheckFree i-Series software enables billers to create online bills and statements and distribute them to their customers for viewing and payment. Our software and outsourced application hosting services provide e-bill and e-statement creation and delivery, e-bill payment transaction management, security, tracking and history, online marketing from the biller to its customers, and customer care.

•	Global Payments Technology (“GPT”) Solutions. Lines of business acquired from Carreker in April 2007 help financial institutions address critical payment services and delivery functions that impact overall operating revenues, costs and risk management for our client base. These lines of business include Payments, Risk, Cash and Logistics and Global Payments Consulting (“GPC”).

•	GPT Payments. We provide a variety of solutions that enable financial institutions to process and manage a variety of payment types. Some of the payments functions include presentment of checks in paper and electronic form, identification and mitigation of fraudulent payments, handling irregular items such as checks returned unpaid (exceptions), maintaining a record of past transactions (archiving), responding to related customer inquiries (research), and correcting any errors that are discovered (adjustments). Additionally, this line of business also enables our clients to improve operational efficiency through a gradual transition from paper to electronic-based payment systems.

•	GPT Risk. We offer solutions that mitigate depository account risk through profiling and advanced analytics technology. These solutions leverage transaction monitoring and filtering capabilities for Anti-Money Laundering (“AML”) and Office of Foreign Assets Control (“OFAC”) compliance.

•	GPT Cash and Logistics. We offer technology solutions that optimize the inventory management of a bank’s cash stock levels and logistical service requirements, including managing how much cash is needed, when it is needed and where it is needed. Our solutions reduce the amount of cash banks need to hold in reserve accounts and as cash-on-hand while ensuring a high level of customer service through timely replenishment of Automated Teller Machine (“ATM”) cash supplies at minimal logistical services cost.

•	Global Payments Consulting (GPC). We offer consulting services which help financial institutions proactively plan, prepare and optimize for the regulatory, competitive and technological impacts affecting the financial payments environment. GPC provides strategic planning, program management, specialized tools, business applications and implementation advisory services for financial institutions and specialized payments clients.

Licenses.  We generally grant non-exclusive, non-transferable perpetual licenses to use our application software. Our standard license agreements contain provisions designed to prevent disclosure and unauthorized use of our software. License fees vary according to a number of factors, including the types of software and levels of service we provide.

Maintenance, Support and Consulting Services.  Maintenance includes enhancements to our software. Customers who obtain maintenance service generally retain it from year to year. To complement customer support, we also offer consulting services at a separate charge.

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

Our Reconciliation and Exception Management solutions compete mainly with SmartStream and SunGard. Our Global Treasury solutions compete on a limited basis with Troy ACH Processing and in-house solutions. Our Transaction Process Management solutions compete mainly with SmartStream and CityNetworks for financial messaging and SmartStream, Information Mosaic, Mondas, Xcitek and Vermeg for

corporate actions. Our GPT Payments solutions compete with a wide array of competitors, including Wasau, NCR, Metavante and Pega Systems. Our GPT Risk solutions compete with SoftPro, AFS, SAS and Fair Isaac. Our GPT Cash and Logistics solutions compete with Transfot, Pitney Bowes and a variety of smaller competitors. Our GPC line of business competes with a wide variety of both large and small payments consultancies, including BearingPoint, Deloitte and Accenture.

Seasonality.  We have historically experienced seasonal fluctuations in our software sales, and we expect to experience similar fluctuations in the future. Our software sales and associated license revenue have historically been affected by our sales compensation structure, which measures sales performance at our June 30 fiscal year end, which typically leads to a fourth fiscal quarter of higher software sales, and then a lower first fiscal quarter. Further, buying patterns of financial services organizations, which tend to increase their purchases of software licenses at the end of the calendar year, have also resulted in higher sales in our second fiscal quarter.

Acquisitions.  Our current business was developed through the acquisition of Servantis Systems Holdings, Inc. in February 1996, BlueGill Technologies, Inc. (which we renamed CheckFree i-Solutions) in April 2000, HelioGraph, Ltd. (“HelioGraph”) in November 2003, Accurate Software, Ltd. in April 2005 and Carreker in April 2007.

Investment Services Division

Introduction.  The Investment Services Division provides a range of portfolio management services to help over 350 financial institutions, including broker dealers, money managers, investment advisors, banks and insurance companies, deliver portfolio management, enhanced trading solutions, performance measurement and reporting services to their clients.

Our fee-based investment management clients are typically sponsors or managers of “wrap,” or separately managed accounts (“SMA or SMAs”) or unified managed accounts (“UMA or UMAs”), money management products, or institutional money managers, managing investments of institutions and high net worth individuals. We also support a growing number of third party vendors providing turnkey or outsourced solutions.

Investment Services’ primary product is CheckFree APLsm, a real-time portfolio management system used by 9 of the top 10 largest brokerage firms offering SMAs in the United States and 8 of the top 10 asset managers offering SMAs. As of June 30, 2007, our clients used CheckFree APL to manage nearly 2.7 million portfolios. In addition, as a result of our acquisition of Integrated Decision Systems, Inc. (“IDS”) in September 2005, Investment Services offers CALIPER®, a software-based, high-volume performance reporting solution designed for firms with reporting needs from hundreds of thousands to millions of accounts, and GIM® (Global Investment Manager), a multi-currency software-based portfolio accounting application.

Industry Background.  Industry analysts (including Cerulli Associates and Financial Research Corporation) predict a compound annual growth in the SMA business of around 15% each year over the next several years. This projected growth is due primarily to the marketing of fee-based services, such as SMAs by brokerage companies, and consumers’ desire to more efficiently manage the tax implications of their investments by leveraging SMAs and UMAs.

Products and Services.  Our portfolio management products and services provide the following functions: multiple strategy portfolios, account opening, workflow and decision support, trading and order management capabilities, performance measurement and reporting, tax lot accounting, tax efficient trading, unified managed accounts/unified managed households, straight through processing, and a wide network of interfaces, including Depository Trust Corporation interfacing.

In 2003, we enhanced CheckFree APL by creating a Multiple Strategy Portfolio (“MSP”) solution. This solution allows our clients to track, on a combined basis, the portfolios of their customers, even when multiple portfolios are managed by different asset managers. Further evolution of the MSP product has resulted in the UMA, and unified managed household, where investors get a holistic view of their total portfolio. Additionally, CheckFree APL has a Mutual Fund Advisory (“MFA”) product, which is a portfolio of mutual funds or exchange traded funds (“ETFs”) that are selected to match a pre-set asset allocation model based on the investor’s objectives.

Revenues in our portfolio management services are generated per portfolio under management through multiple year agreements that provide for monthly revenue on a volume basis. Revenue from our software is typically generated through multi-year or annual agreements, software license fees, maintenance fees and professional services.

On July 1, 2007, after our 2007 fiscal year-end, all of CheckFree’s securities-focused software solutions officially became part of the Investment Services Division as a newly-formed group within the division called “CIS Software.” CIS Software will manage our GIM and CALIPER software solutions as well as solutions that were part of our Software Division during the fiscal year ended June 30, 2007, and which enable the management, monitoring and measurement of the flow of securities and cash transactions across a local or global enterprise. A description of the securities-focused software solutions that were part of our Software Division during the 2007 fiscal year are described more fully above under “Software Division — Transaction Process Management.”

Technology.  CheckFree APL is a UNIX-based application running on IBM technology. Portfolio management services are provided primarily as a service bureau offering with the data center residing in Chicago, Illinois. Divisional headquarters is located in Jersey City, New Jersey. In addition to a dedicated private network, clients use frame relay services from several telecommunications providers to access services, including via a virtual private network.

To continue to provide the leading system for all fee-based products, CheckFree has undertaken an initiative to enhance the reliability, efficiency, business process workflow and usability of our portfolio management services. This new technology platform, currently referred to as CheckFree EPLsm (Enhanced Portfolio Lifecycle), is based on Microsoft.NET technology. Deployment of CheckFree EPL is currently expected to begin in the first half of fiscal 2008. We have contracted with Satyam Computer Services Ltd. as our application development service provider for CheckFree EPL.

CALIPER is a UNIX-based software application with Oracle database storage. GIM is a UNIX-based application with a web-based front-end and Oracle database storage. Users typically access the CALIPER and GIM applications via Microsoft Internet Explorer using a secure HTTPS connection.

Sales, Marketing and Distribution.  We market through our direct sales force; however, we do not generally market to or have a direct relationship with consumers or end-users of our products. We generate new financial institution clients through direct solicitation, user groups and advertisements, and we rely on these clients to offer our Investment Services products and services to a larger end-user base than can be reached through stand-alone marketing efforts. We also participate in trade shows and sponsor industry seminars for distribution alliances. CheckFree APL is also resold through Turnkey Asset Management Platforms (TAMPS) and outsourcers. These third party firms contract with us and resell the service to money managers and broker dealers. We receive revenue on these accounts, but based on our tiered pricing structure, the account fees may be discounted by volume.

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

Acquisitions.  Our current business was developed through the acquisition of Security APL, Inc. in May 1996, and Möbius Group, Inc. in March 1999, which we referred to as our M-Solutions business. We divested the assets related to M-Solutions (M-Search, M-Watch and M-Pact) in February 2006. In September 2005, we acquired the assets of IDS, and in May 2007, we acquired the assets of Upstream. In addition, in July 2007 after our June 30, 2007 fiscal year-end, we acquired the membership interests in Upstream

Securities, LLC, which is a broker-dealer business registered with the National Association of Securities Dealers.

For further financial information about our segments, revenue derived from foreign sales and geographic locations of our long-lived assets, please see Note 19 to our consolidated financial statements.

Government Regulation

We perform certain services for federally-insured financial institutions and thus we are subject to examination by such financial institutions’ principal federal regulator pursuant to the Bank Service Company Act. As we perform these services for federal thrifts (regulated by the Office of Thrift Supervision), state non-member banks (regulated by the Federal Deposit Insurance Corporation), state member banks (regulated by the Board of Governors of the Federal Reserve System), and national banks (regulated by the Office of the Comptroller of the Currency), among others, the Federal Financial Institutions Examination Council (“FFIEC”) coordinates which federal regulator performs these examinations, and the timing and frequency of the examinations. In addition, because we use the Federal Reserve’s ACH Network to process many of our transactions, we are subject to the Federal Reserve Board’s rules with respect to its ACH Network.

In conducting our business, we are also subject to various laws and regulations relating to the electronic movement of money. In 2001, the USA Patriot Act amended the Bank Secrecy Act (“BSA”) to expand the definition of money services businesses so that it may include businesses such as ours. We submitted a request for an administrative ruling from the Financial Crimes Enforcement Network (“FinCEN”) on September 9, 2002, with respect to whether FinCEN believes us to be a money services business. To date, we have not received a ruling from FinCEN. If our business is determined to be a money services business, then we will have to register with FinCEN as a money services business with the attendant regulatory obligations. Also, 47 states and the District of Columbia have enacted statutes which require entities engaged in money transmission, the sale of traveler’s checks (including money orders), and the sale of stored value cards to register as a money transmitter with that jurisdiction’s banking department, and we have, where required, registered as a money transmitter where appropriate. In addition, as are all U.S. citizens, we are subject to the regulations of the Office of Foreign Assets Control (“OFAC”) which prohibit transactions between U.S. citizens and either Specially Designated Nationals (“SDNs”) or targeted countries in furtherance of U.S. foreign policy objectives. The processing of a “prohibited transaction,” as defined by OFAC, may lead to significant civil and criminal penalties. Further, we are a “financial institution” within the meaning of the Gramm-Leach-Bliley Act (“GLB”) as implemented by the Federal Trade Commission’s Financial Privacy Rule and, as such, we must give our customers notice and the right to “opt out” of any sharing of non-public personal information (“NPPI”) between us and unaffiliated third parties. Moreover, as a service provider to banks, which are also “financial institutions” under GLB, we are likewise bound to certain restrictions under GLB with respect to third party service providers who receive NPPI from financial institutions. Finally, we are also subject to the electronic funds transfer rules embodied in Regulation E, promulgated by the Federal Reserve Board. The Federal Reserve’s Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth the basic rights, liabilities, and responsibilities of consumers who use electronic money transfer services and of financial services organizations that offer these services.

Our walk-in bill payment service conducted through CheckFreePay is considered a money services business and as such is registered with FinCEN. In consideration of certain risks posed, the nature of the products and services, the customer base served and the size of CheckFreePay’s operations, we have established and we maintain a program to provide a system of controls and procedures reasonably designed to detect, prevent and report actual or suspected violations of the BSA, money laundering statutes, anti-terrorism statutes and other illicit activity while assuring daily adherence to the BSA. In addition, CheckFreePay currently maintains 40 licenses to comply with the various money transmitter statutes mentioned above, and is subject to annual audits by such jurisdictions.

Intellectual Property Rights

We regard our financial transaction services and related products as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. As of June 30, 2007, we had been issued 52 patents in the United States and abroad, including 10 patents issued to Carreker and 11 patents issued to Corillian prior to our acquisitions of those companies. Subsequent to our 2007 fiscal year-end, an additional patent was issued to us. The majority of these patents cover various electronic billing and/or payment innovations, other financial software products or services, or aspects of our separately managed accounts services. We also have 162 pending patent applications in the United States and abroad, including patent applications from our acquisitions of Carreker, Corillian and Upstream. We own numerous domestic and foreign trade and service mark registrations related to products or services and have additional registrations pending.

Employees

As of June 30, 2007, we employed approximately 4,300 full-time employees, including approximately 740 in research and development, approximately 1,160 in customer care, approximately 500 in sales and marketing and approximately 1,900 in administration, financial control, corporate services, human resources and other processing and service personnel. We are not a party to any collective bargaining agreement in the United States and are not aware of any efforts to unionize our U.S. employees. We believe that our relations with our employees are good. We believe our future success and growth will depend in large measure upon our ability to attract and retain qualified management, technical, marketing, business development and sales personnel.

Available Information

We make available free of charge on our corporate website, www.checkfreecorp.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with or furnished to theSEC. Our Code of Business Conduct, which is applicable to all of our directors, officers and associates, including our principal executive officer, principal financial officer and principal accounting officer, is also available at the “Corporate Governance” section of the Investor Center page of our corporate website, www.checkfreecorp.com.

Item 1A.  Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been contained in our prior filings with the SEC. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the fiscal year ending June 30, 2008 (and the individual fiscal quarters therein), and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to the Proposed Merger with Fiserv

The announced merger with Fiserv may adversely affect the market price of our common stock and our results of operations.

If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, in response to the announcement of the merger, our customers and strategic partners may delay or defer decisions which could have a material adverse effect on our business regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of our company may experience uncertainty about their future roles with the combined company. These conditions may adversely affect employee morale and our ability to attract and retain key management, sales, marketing and technical personnel. In addition, focus on the merger and related matters have resulted in, and may continue to result in, the diversion of management’s attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed if customers, strategic partners or others believe that they cannot effectively compete in the marketplace without the merger or if there is customer and employee uncertainty surrounding the future direction of the company on a stand-alone basis.

If the merger does not occur, we will not benefit from the expenses we have incurred in preparation for the merger.

If the merger is not consummated, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur significant out-of-pocket expenses for services in connection with the merger, consisting of financial advisor, legal and accounting fees and financial printing and other related charges, many of which may be incurred even if the merger is not completed. Moreover, under specified circumstances, we may be required to pay a termination fee of $176 million, depending upon the reason for termination, to Fiserv in connection with a termination of the merger agreement.

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

Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods. Our strategy includes investment of time and money during fiscal 2008 in programs designed to:

•	drive consumer awareness of electronic billing and payment;

•	encourage consumers to sign up for and use the electronic billing and payment services offered by our distribution partners;

•	address consumer concerns regarding privacy and security of their data in using electronic billing and payment services;

•	continue to refine our infrastructure to handle seamless processing of transactions;

•	continue to develop state-of-the-art, easy-to-use technology;

•	increase the number of bills we can present and pay electronically; and

•	successfully integrate Corillian online banking applications with CheckFree’s electronic billing and payment services.

If we do not successfully implement our strategy, revenue growth may be minimized, and expenditures for these programs will not be justified.

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

We face significant competition in our each of our Divisions — Electronic Commerce, Software and Investment Services. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of business, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, competition will persist and may increase and intensify in the future.

In the Electronic Commerce Division, we face significant competition for all of our products. Our primary competition is the continuance of traditional paper-based methods for receiving and paying bills, on the part of both consumers and billers. In addition, the possibility of billers and CSPs, including large bank clients, continuing to use or deciding to create in-house systems to handle their own electronic billing and payment transactions remains a significant competitive threat. Our large bank customers may explore the possibility of internally performing portions of the outsourced billing and payment services that we provide to them. In-house solutions have always been and will continue to be an option for our customers and a competitive factor facing our business.

Metavante, a division of Marshall and Ilsley Corporation, competes with us most directly from the perspective of providing pay anyone solutions to financial services organizations. In 2006, Online Resources Corp. completed the acquisition of Princeton eCom to become a larger full service banking, billing and bill payment competitor. A number of other companies compete with us by providing some, but not all, of the services that make up our complete e-bill and electronic pay anyone service. For example, Yodlee has publicly stated its strategy is to shift from being an account aggregation provider to become more of a bill payment processor, online banking provider and end-to-end financial services provider. Also, MasterCard International provides a service which allows electronic bill payments, and Visa has recently promoted heavily its credit and debit card products as a convenient means for consumers to pay their bills. Numerous small firms provide technologies that can enable these and other companies to compete with us, and we regularly monitor combinations and alliances of any of the above.

In the area of Internet consumer banking, we primarily compete with other companies that provide outsourced Internet finance solutions to large financial institutions, including S1 Corporation and Financial Fusion, Inc. Within this market segment, we also compete with companies that offer software platforms designed for internal development of Internet-based financial services software, such as IBM’s WebSphere, and the internal information technology personnel of financial institutions that want to develop their own solutions. In addition, we occasionally compete with vendors who primarily target community financial institutions with Internet banking solutions. For the business banking services that financial institutions offer their commercial customers, we also compete with vendors of cash management systems for large corporations.

Our products and services that allow consumers to pay billers directly also face competition. We compete with biller-direct billing and payment Internet sites. Western Union and MoneyGram compete with our walk-in payment services. Each has a national network of retail and agent locations. We also compete with smaller walk-in payment providers in different regions of the United States and with billers who have created in-house systems to handle walk-in payments. BillMatrix, a division of Fiserv, and SpeedPay, a division of Western Union, compete with our phone payments business.

We expect competition to continue to increase as new companies enter our markets and existing competitors expand their product lines and services. In addition, many companies that provide outsourced Internet finance solutions are consolidating, creating larger competitors with greater resources and broader product lines.

The markets for our Software and Investment Services products are also highly competitive. In Software, our competition comes from several different market segments and geographies, including large diversified computer software and service companies and independent suppliers of software products. In Investment Services, our competition comes primarily from providers of portfolio accounting software and outsourced services and from in-house solutions developed by large financial institutions.

Security and privacy breaches in our electronic transactions may damage customer relations and inhibit our growth.

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account and credit card information, social security numbers and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

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

In Electronic Commerce, we rely on our contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. Similarly, in Investment Services, we rely upon financial institutions, including broker dealers, money managers and investment advisors, to market investment accounts to consumers and thereby increase portfolios on our CheckFree APL system and use of our portfolio management software products. These contracts are an important source of the growth in demand for our electronic commerce and investment service products. If any of these third parties abandons, curtails or insufficiently increases its marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unsuccessful in integrating acquisitions, which could result in increased expenditures or cause us to fail to achieve anticipated cost savings or revenue growth.

We are currently seeking to integrate recently acquired businesses as described in this report, including our acquisitions of Carreker, Corillian and Upstream. There are risks inherent in these types of transactions, such as: difficulty in assimilating or integrating the operations, technology, platforms and personnel of the combined companies; difficulties and costs associated with integrating and evaluating the internal control systems of acquired businesses; disruption of our ongoing business, including loss of management focus on existing businesses and marketplace developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of identifiable intangible assets; additional or unanticipated operating losses, expenses or liabilities of acquired businesses; impairment of relationships with existing employees, customers and business partners; and fluctuations in value and losses that may arise from equity investments.

One customer accounts for a significant percentage of our consolidated revenues.

We have one customer, Bank of America, that accounted for approximately 19% of our total consolidated revenues ($189.5 million) for fiscal year 2007, which reflects its use of products and services in all three of our business segments. The majority of this revenue comes from within our Electronic Commerce Division. The loss or renegotiation of our Electronic Commerce Division contract with Bank of America or a significant decline in the number of transactions we process for it could have a material adverse effect on our business, financial condition and results of operations. No other customer accounts for more than 10% of our consolidated revenues.

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

The profitability of our Software Division and certain software products in our Electronic Commerce Division depend, to a substantial degree, upon our software customers electing to annually renew their maintenance agreements. If a substantial number of our software customers declined to renew these agreements, our revenues and profits in this business segment would be materially adversely affected.

Our future profitability depends on a decrease in the cost of processing payment transactions.

If we are unable to continue to decrease the cost of processing transactions, our margins could decrease, which could have a material adverse effect on our business, financial condition and results of operations. Many factors contribute to our ability to decrease the cost of processing transactions, including our Sigma quality program, our customer care efficiency program, our processing technology optimization program, and our focus on continually increasing the number of transactions we process electronically. Our electronic rate, or percentage of transactions processed electronically, was approximately 84% at the end of fiscal years 2005, 2006 and 2007.

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

Further, in our Electronic Commerce Division, we often experience fluctuations in transaction volume and revenue on a quarterly basis. Our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year that does not impact overall annual transaction growth. We have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We now believe that, barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, we believe we are better able to forecast transaction growth; however, there can be no assurance that we will always be able to accurately forecast such growth. While we do not believe we have identified all factors that could negatively or positively affect transaction growth, including various consumer behavior patterns, we believe that recent consumers to the service engage in fewer transactions than new consumers added to the service in previous years. A slow down in our transaction growth could have a negative impact on our business, financial condition and results of operations.

Seasonality and other quarterly fluctuations can impact our quarterly revenue.

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

If we, or our implementation partners, do not effectively implement our solutions acquired from Corillian, we may not achieve anticipated revenues or gross margins.

Our solutions acquired from Corillian are complex and must integrate with other complex data processing systems. Implementing those solutions is a lengthy process, generally taking between three and nine months to complete. In addition, we generally recognize revenues on a percentage-of-completion basis, so our revenues are often dependent on our ability to complete implementations within the time periods that we establish for our projects. We rely on a combination of internal and outsourced teams for our implementations. If these teams encounter significant delays in implementing our solutions for a customer or fail to implement our solutions effectively or at all, we may be unable to recognize any revenues from the contract or may incur losses from the contract if our revised project estimates indicate that we recognized excess revenues in prior periods. In addition, we may incur monetary damages or penalties if we are not successful in completing projects on schedule.

From time to time, we agree to penalty provisions in our contracts that require us to make payments to our customers if we fail to meet specified milestones or that permit our customers to terminate their contracts with us if we fail to meet specified milestones. If we fail to perform in accordance with established project schedules, we may be forced to make substantial payments as penalties or refunds and may lose our contractual relationship with the applicable customers.

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

We depend heavily on the reliability of our processing systems in both our Electronic Commerce and Investment Services Divisions. A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. Not only would we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties or owe service credits to our customers. Many of our contractual agreements with financial institutions require the payment of credits if our systems do not meet certain operating standards. In addition, in our Electronic Commerce Division, we guarantee the delivery of payments, and any failure on our part to perform may result in late payments or penalties to third parties on behalf of subscribers to our services. In our Investment Services Division, a failure of our system could result in incorrect or mistimed stock trades that may result in third party liability. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include but are not limited to:

•	fire;

•	natural disaster;

•	pandemic outbreak;

•	unauthorized entry;

•	power loss;

•	telecommunications failure;

•	computer viruses;

•	terrorist acts; and

•	war.

Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. Currently, with the exception of CheckFree APL, we outsource some of our disaster recovery operations to a third party vendor, which puts us at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

Our products and services must interact with other vendors’ products, which may result in system errors.

Our products are often used in transaction processing systems that include other vendors’ products, and, as a result, our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary modifications could cause us to incur significant expenses.

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

Because our means of protecting our intellectual property rights may not be adequate, it may be possible for a third party to copy, reverse engineer or otherwise obtain and use our technology without authorization. In addition, the laws of some countries in which we sell our products do not protect software and intellectual property rights to the same extent as the laws of the United States. A competitor may also be able to sidestep our intellectual property rights by performing key process steps in foreign countries where our United States patent protection does not apply or where we do not have separate intellectual property protection. Unauthorized copying, use or reverse engineering of our products could have a material adverse effect on our business, financial condition and results of operations.

A third party also could claim that our technology infringes its proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may increasingly face infringement claims. In addition, there has been an increase in patent activity by financial firms during recent years which may increase the number of infringement claims in our market space. These claims, even if without merit, can be time-consuming and expensive to defend. A third party asserting infringement claims against us in the future may require us to enter into costly royalty arrangements or litigation.

Our business could become subject to increased government regulation, which could make our business more expensive to operate.

Our business is currently subject to numerous rules and regulations promulgated by various local, state and federal governmental entities and it is likely that this regulation may increase or change in the future. Such increase or change could make our business more expensive to operate and our products less desirable to use. In particular, due to increased focus by the government on terrorist activities, we may see additional regulation and enforcement targeted at money laundering or making payments to certain prohibited individuals or groups. We have noticed an increased focus by the federal banking regulators, as well as OFAC, on the processing of electronic payments and this focus may shift to us, and other businesses like ours, in the future. FinCEN, the principal federal regulator charged with regulating money services businesses, continues to provide further interpretation on the meaning of “money transmission.” If those interpretations become applicable to our business, then we may be obligated to comply with significant additional regulatory obligations. Various governmental entities have become interested in further regulating the use and sharing of data and protection of the privacy of this data. This interest will likely result in increased regulation around security and privacy of personally identifiable information. It is also possible that new laws and regulations may be enacted with respect to the Internet, including taxation of electronic commerce activities. Because electronic commerce in general, and most of our products and services in particular, are so new, the effect of an increase in regulation or amendment to existing regulation is uncertain and difficult to predict. Any such changes, however, could lead to increased operating costs and reduce the convenience and functionality of our products or services, possibly resulting in reduced market acceptance.

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

The availability for future sale of a substantial number of shares of our common stock in the public market or otherwise, or issuance of common stock upon the exercise of stock options or warrants could adversely affect the market price for our common stock. As of June 30, 2007, we had outstanding 87,974,284 shares of our common stock, of which 81,924,475 shares were held by non-affiliates. The holders of the remaining 6,049,809 shares were entitled to resell them only by a registration statement under the Securities Act of 1933 or an applicable exemption from registration. As of June 30, 2007, we also had:

•	up to 6,143,599 shares available for issuance under our stock option and stock incentive plans, under which there are (1) outstanding options to purchase 2,937,117 shares of our common stock, of which options for 2,582,236 shares were fully vested and exercisable at an average weighted exercise price of approximately $31.52 per share, and (2) 797,383 outstanding shares of restricted stock;

•	issued warrants to purchase 7,500,000 shares of our common stock, of which warrants for 3,500,000 shares were fully vested and exercisable at a weighted exercise price of approximately $29.90 per share; and

•	up to 1,929,424 shares available for issuance under our Associate Stock Purchase Plan.

As of June 30, 2007, the following entities held shares or warrants to purchase shares of our common stock in the following amounts:

•	Microsoft, which held 8,567,250 shares;

•	The former members of Integrion Financial Network, L.L.C. (“Integrion”) and their assignees collectively held warrants to purchase up to 1,500,000 shares, which warrants were fully vested and exercisable;

•	Bank One, which held warrants to purchase 1,000,000 shares, which warrants were fully vested and exercisable; and

•	Bank of America, which held 450,000 of the vested Integrion warrants and additional warrants to purchase up to 5,000,000 shares, 4,000,000 of which warrants were not currently vested, and expire on September 30, 2010.

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

Anti-takeover provisions in the merger agreement with Fiserv, our organizational documents and Delaware corporation law make any change in control more difficult.

We have agreed to be acquired by Fiserv, subject to a number of conditions, including the approval of our stockholders. The merger agreement includes provisions that would make it more difficult for a competing party to acquire us. These provisions include our agreements not to solicit other offers and not to provide information to a potential bidder unless our board of directors determines that a superior proposal could be made by the person to whom we provide the information, as well as our agreement under specified circumstances to pay a termination fee to Fiserv if we terminate the merger agreement and complete another transaction.

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

We also have a stockholder rights plan that allows us to issue preferred stock with rights senior to those of our common stock without any further vote or action by our stockholders. The issuance of our preferred stock under the stockholder rights plan could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock. In some circumstances, the issuance of preferred stock could have the effect of decreasing the market price of our common stock. In connection with our proposed merger with Fiserv, we entered into an amendment to our stockholder rights plan which provides that neither the merger agreement nor the consummation of the merger or the other transactions contemplated by the merger agreement will trigger the separation or exercise of the stockholder rights or any adverse event under the our stockholder rights plan.

We also are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors.

Item 1B.	Unresolved Staff Comments.

No such unresolved comments exist.

Item 2.	Properties.

We lease the following office facilities (square footage is approximate):

Electronic Commerce Division:

•	101,000 square feet in Phoenix, Arizona;

•	100,000 square feet in Hillsboro, Oregon;

•	78,000 square feet in Aurora, Illinois;

•	43,000 square feet in Wallingford, Connecticut;

•	43,000 square feet in Norcross, Georgia;

•	16,000 square feet in Houston, Texas;

•	10,000 square feet in Toledo, Ohio;

•	7,000 square feet in Ansonia, Connecticut;

•	5,000 square feet in Herndon, Virginia;

•	5,000 square feet in New York, New York;

•	4,000 square feet in Omaha, Nebraska;

•	2,000 square feet in Shelton, Connecticut; and

•	1,000 square feet in Overland Park, Kansas.

CheckFree Investment Services Division:

•	56,000 square feet in Jersey City, New Jersey;

•	21,000 square feet in Newark, New Jersey;

•	15,000 square feet in Chicago, Illinois;

•	9,300 square feet in Boston, Massachusetts;

•	7,000 square feet in Los Angeles, California;

•	5,000 square feet in San Diego, California; and

•	1,000 square feet in Cleveland, Ohio.

Software Division:

•	72,000 square feet in Dallas, Texas;

•	40,000 square feet in Charlotte, North Carolina;

•	26,000 square feet in Owings Mills, Maryland;

•	22,000 square feet in Norcross, Georgia;

•	22,000 square feet in Memphis, Tennessee;

•	13,000 square feet in Wokingham, Berkshire, United Kingdom;

•	11,000 square feet in London, United Kingdom;

•	2,000 square feet in North Sydney, New South Wales, Australia; and

•	935 square feet in Windhof, Luxembourg.

Corporate:

•	227,000 square feet in Norcross, Georgia; and

•	230 square feet in Henderson, Nevada

We also own a 51,000-square-foot conference center in Norcross, Georgia that includes lodging, training, and fitness facilities for our customers and employees. Although we own the building, it is on land that is leased through June 30, 2015. As of June 30, 2007, we also owned an approximately 150,000-square-foot facility in Dublin, Ohio utilized by our Electronic Commerce Division and our corporate functions. During the quarter ended September 30, 2007, we closed on a sale-leaseback transaction for our Dublin facility. Under the terms of the sale-leaseback agreement, we received net proceeds of approximately $22 million from the sale and agreed to a 12-year lease of the facility.

We believe that our facilities are adequate for current and near-term growth and that additional space is available to provide for anticipated growth.

Item 3.	Legal Proceedings.

On or about April 10, 2007, the first of two related shareholder securities putative class actions was filed against CheckFree and Messrs. Peter J. Kight and David E. Mangum in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The actions were filed on behalf of a putative class of all purchasers of CheckFree common stock between April 4, 2006 and August 1, 2006 and allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against CheckFree and the individual defendants, as well as of Section 20(a) against the individual defendants, related to CheckFree’s disclosures concerning its Electronic Commerce and Payment Services business. Plaintiffs seek undisclosed damages. On June 29, 2007, the Court entered an order that, among other things, consolidated these two actions and appointed Southwest Carpenters Pension Trust as the Lead Plaintiff. We anticipate that the Lead Plaintiff will file a consolidated complaint in the near future.

A related derivative action was filed on or about June 14, 2007 in federal court in Atlanta styled as follows: Borroni v. Peter Kight, et al., Civil Action No. 1:07-CV-1382-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The complaint names the following as defendants: Peter Kight, Mark Johnson, William Boardman, James D. Dixon, C. Kim Goodwin, Eugene F. Quinn, Jeffrey M. Wilkins, and David Mangum. The complaint also names CheckFree Corporation as a nominal defendant. The complaint alleges breach of fiduciary duty, aiding and abetting, and contribution and indemnification against the individual defendants as well as unjust enrichment against one of the individual defendants. Following CheckFree’s announcement of its proposed acquisition by Fiserv, Inc., the plaintiffs filed a Corrected Verified First Amended Shareholder Derivative and Class Action Complaint on August 6, 2007, which added C. Beth Cotner as a defendant and also added a claim on behalf of a putative class of all holders of CheckFree common stock for breach of fiduciary duty against all the individual defendants related to their approval of the proposed acquisition.

We believe these actions are without merit and intend to defend vigorously. We intend to move to dismiss these lawsuits at the appropriate time. At this time, it is not possible to predict the outcome of these matters.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CKFR.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Global Select Market.

	Common Stock Price
Fiscal Period	High	Low

Fiscal 2006
First Quarter	$41.60	$32.33
Second Quarter	$50.55	$34.89
Third Quarter	$55.42	$42.56
Fourth Quarter	$57.08	$44.28

Fiscal 2007
First Quarter	$50.28	$33.28
Second Quarter	$44.74	$36.63
Third Quarter	$42.65	$35.24
Fourth Quarter	$41.41	$33.44

Fiscal 2008
First Quarter (through August 20, 2007)	$46.10	$35.96

On August 20, 2007, the last reported bid price for our common stock on the Nasdaq Global Select Market was $45.41 per share. As of August 20, 2007, there were approximately 2,076 holders of record of our common stock. We currently anticipate that all of our future earnings will be retained for the development of our business and do not anticipate paying cash dividends on our common stock for the foreseeable future. In addition, our current credit facility does not allow for the payment of cash dividends on our common stock. Our board of directors will determine future dividend policy based on our results of operations, financial condition, capital requirements and other circumstances. During the last 10 years, we have not paid cash dividends.

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

On August 1, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through July 31, 2007. During the month of August 2006, we repurchased a total of 2,176,158 shares of common stock at an average purchase price of $37.22; and in September 2006, we repurchased a total of 461,589 shares at an average purchase price of $41.15 per share, or approximately $100.0 million in the aggregate. The repurchased shares were immediately retired and cancelled.

On November 6, 2006, we announced that our board of directors had approved a separate stock repurchase program under which we could repurchase up to $100.0 million of our common stock through August 1, 2007. During the month of November 2006, we repurchased a total of 1,273,807 shares of common stock at an average purchase price of $39.25 per share, or approximately $50.0 million in the aggregate. The repurchased shares were immediately retired and cancelled. There were no repurchases during the three-months ended June 30, 2007. This program expired on August 1, 2007, with such remaining approved repurchase amount still outstanding.

			(c)	(d)
	(a)	(b)	Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

April 1, 2007 to April 30, 2007	—	N/A	—	$50,000,000
May 1, 2007 to May 31, 2007	—	N/A	—	$50,000,000
June 1, 2007 to June 30, 2007	—	N/A	—	$50,000,000

Total	—	$—	—	$50,000,000

Performance Graph

The following Performance Graph compares our performance with that of The Nasdaq Stock Market — U.S. Index and The S & P Supercap Data Processing & Outsourced Services Index, which is a published industry index. The comparison of the cumulative total return to stockholders for each of the periods assumes that $100 was invested on June 30, 2002, in our common stock, and in The Nasdaq Stock Market — U.S. Index and The S & P Supercap Data Processing & Outsourced Services Index and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CheckFree Corporation, The NASDAQ Composite Index
And The S&P SuperCap Data Processing &Outsourced Services

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
  Fiscal year ending June 30.

	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06	6/30/07

CheckFree Corporation	$100.00	$179.03	$191.82	$217.77	$316.88	$257.03
NASDAQ Composite	$100.00	$109.91	$139.04	$141.74	$155.82	$191.32
S&P SuperCap Data Processing & Outsourced Services	$100.00	$81.82	$96.12	$96.29	$114.15	$133.62

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations
Revenues:
Processing and servicing
Third parties	$809,814	$735,840	$627,541	$481,589	$390,944
Related parties(a)	—	18,236	33,000	41,500	78,981

Total processing and servicing	809,814	754,076	660,541	523,089	469,925
License fees	46,209	35,196	28,458	23,912	24,163
Maintenace fees	55,217	42,218	31,231	28,271	25,733
Professional fees	61,404	47,912	29,617	23,955	24,949

Total revenues	972,644	879,402	749,847	599,227	544,770
Expenses:
Cost of processing, servicing and support	401,176	342,535	296,912	244,429	237,598
Research and development	112,077	101,854	80,039	64,035	50,658
Sales and marketing	98,459	87,418	69,106	50,783	56,146
General and administration	79,057	61,948	57,486	43,724	38,091
Depreciation and amortization	90,937	99,530	175,719	176,430	224,297
In-process research and development	—	—	—	324	—
Impairment of intangible assets(b)	—	—	—	—	10,228
Reorganization charge(c)	—	—	5,585	—	1,405

Total expenses	781,706	693,285	684,847	579,725	618,423

Income (loss) from continuing operations before other income and expenses	190,938	186,117	65,000	19,502	(73,653)
Other:
Equity in net loss of joint venture(d)	(1,078)	(3,100)	(2,984)	(593)	—
Interest income	12,693	13,441	8,809	5,693	7,327
Interest expense	(3,099)	(986)	(1,094)	(13,164)	(12,975)
Gain (loss) on investments(e)	—	—	592	—	(3,228)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	199,454	195,472	70,323	11,438	(82,529)
Income tax expense (benefit)	75,016	74,455	24,560	1,088	(33,156)

Income (loss) before cumulative effect of accounting change	124,438	121,017	45,763	10,350	(49,373)
Cumulative effect of accounting change(f)	—	—	—	—	(2,894)

Income (loss) from continuing operations	124,438	121,017	45,763	10,350	(52,267)
Earnings from discontinued operations before income taxes (including gain on disposal of $12,821 in FY 2006)(g)	—	14,310	1,518	292	133
Income tax expense on discontinued operations	—	8,064	480	107	50

Income from discontinued operations	—	6,246	1,038	185	83

Net income (loss)	$124,438	$127,263	$46,801	$10,535	$(52,184)

Diluted net income (loss) per common share	$1.37	$1.36	$0.50	$0.11	$(0.59)
Weighted average shares outstanding(h)	90,896	93,708	92,915	91,864	88,807

Consolidated Balance Sheet Data:
Working capital	$51,529	$382,334	$339,271	$263,813	$304,286
Total assets	2,131,278	1,758,029	1,569,916	1,548,932	1,587,270
Long-term obligations, less current portion	68,021	28,432	25,389	25,504	176,692
Total stockholder’s equity	1,507,502	1,483,635	1,336,415	1,299,182	1,268,149

(a)  Through January 2003, all revenues generated from Bank of America are classified as related party. During fiscal years 2003 and 2004, all revenues generated from Microsoft and FDC are classified as related party. During fiscal year 2005 and 2006, only the revenues generated from Microsoft are classified as related party.

(b)  During fiscal year ended June 30, 2003, we recorded an impairment charge related to other intangible assets and goodwill of CheckFree i-Solutions.

(c)  For the fiscal year ended June 30, 2003, we adjusted our estimate of the total reorganization charge that was recorded in the previous fiscal year in order to streamline operations in our Electronic Commerce Division, refine our strategy for CheckFree i-Solutions within our Software Division, and discontinue certain product lines associated with our Investment Services Division. During fiscal year ended June 30, 2005, we recorded a reorganization charge relating to the re-scoping of many positions with the intent to re-hire as quickly as possible, the elimination of some other positions and the relocation of our Electronic Billing and Payment operations from our Waterloo, Ontario, Canada to our headquarters in Norcross, Georgia.

(d)  During the fiscal year ended June 30, 2004, we entered into an agreement with Voca, Ltd. to form the joint venture OneVu located in the United Kingdom, which has incurred losses since inception.

(e)  During the fiscal year ended June 30, 2005, we recorded a gain on the sale of stock. We received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments. During the fiscal year ended June 30 2003, we recorded losses on certain investments resulting from an other-than-temporary decline in their fair value.

(f)  On July 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” Upon adoption, we performed a transitional impairment test and recorded an impairment charge related to the goodwill associated with CheckFree i-Solutions.

(g)  In the quarter ended March 31, 2006, we divested of M-Solutions, a business within our Investment Services segment. As a result of this disposition, the operating results of the M-Solutions business have been reclassified as discontinued operations.

(h)  In June 2005, we purchased a total of 891,200 shares of our own common stock at an average purchase price of $37.52 per share, or $33.5 million in the aggregate. In the year ended June 30, 2006, we purchased a total of 707,732 shares of our own common stock at an average purchase price of $47.47 per share, or $33.6 million in the aggregate. In the year ended June 30, 2007, we purchased a total of 3,911,554 shares of our common stock at an average purchase price of $38.34 per share, or $150.0 million in the aggregate. In all cases, the shares were immediately retired and cancelled.

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

We operate our business through three independent but inter-related divisions:

•	Electronic Commerce;

•	Software; and

•	Investment Services.

Our Electronic Commerce Division products enable consumers to:

•	review bank accounts,

•	receive and pay bills over the Internet; and

•	pay billers directly through biller-direct sites, by telephone or through our walk-in retail agent network.

For the year ended June 30, 2007, we processed more than 1.3 billion payment transactions and delivered approximately 226 million electronic bills (“e-bills”). For the quarter ended June 30, 2007, we processed approximately 344 million payment transactions and delivered nearly 61 million e-bills. The number of payment transactions we process and the number of e-bills we deliver each year continue to grow. For the year ended June 30, 2007, growth in the number of consumer service provider (“CSP”) based payment transactions we processed was nearly 24%, growth in total transactions processed exceeded 16% and growth in the number of e-bills we delivered exceeded 22%. Our Electronic Commerce Division accounted for approximately 74% of our fiscal 2007 consolidated revenues.

Through our Software Division, we provide software, maintenance, support and consulting services, through four product lines. These product lines are global treasury, reconciliation and exception management, transaction process management, and electronic billing. Our Software Division operates both domestically and internationally, and accounted for approximately 13% of our consolidated revenues in the year ended June 30, 2007.

Through our Investment Services Division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors. As of June 30, 2007, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage nearly 2.7 million portfolios. Our Investment Services Division accounted for approximately 13% of our consolidated revenues in the year ended June 30, 2007.

Recent Developments

On August 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Fiserv, Inc. (“Fiserv”) will acquire all of our outstanding shares of common stock for $48.00 per share in cash. Fiserv is a publicly traded Nasdaq company headquartered in Brookfield, Wisconsin and is a provider of technology solutions. We expect the acquisition to close by December 31, 2007, subject to approval by our stockholders and certain regulatory matters, although there can be no assurance that the merger will be consummated in a timely manner, if at all. We have filed a preliminary proxy statement and other relevant materials with the Securities and Exchange Commission (“SEC”), including a detailed description of the terms of the Merger Agreement, as well as other important information about the proposed transaction. Shareholders are urged to read the proxy statement and other relevant materials filed with the SEC and posted to our website regarding important information about the proposed transaction. All forward-looking statements in this Annual Report on Form 10-K, including those in the Management’s Discussion and Analysis of

Financial Condition and Results of Operations and Risk Factors, are based on management’s plans for future operations without consideration given to the pending transaction.

Executive Summary

A number of events have had an impact on our operating results when comparing the fiscal year ended June 30, 2007 to the fiscal year ended June 30, 2006 and 2005, respectively.

•	Our acquisition of substantially all of the assets of Upstream Technologies LLC (“Upstream”) for $28 million in cash in May 2007, and for which we incurred $0.9 million of integration-related costs through June 30, 2007;

•	Our acquisition of Corillian Corporation (“Corillian”) for $245 million in cash in May 2007, and for which we incurred $2.6 million of integration-related costs through June 30, 2007;

•	Our acquisition of Carreker Corporation (“Carreker”) for $206 million in cash in April 2007, and for which we incurred $2.6 million of integration-related costs through June 30, 2007;

•	The vesting of one million performance-based warrants held by a customer, resulting in a non-cash charge of $11.0 million against revenue in the quarter ended March 31, 2007;

•	The divestiture of our M-Solutions business unit for $18.6 million in February 2006, which was accounted for as a discontinued operation;

•	Our acquisition of PhoneCharge, Inc. (“PhoneCharge”) for $100 million in cash in January 2006;

•	Slower than expected transaction growth in the quarters ended June 20, 2006 and September 30, 2006;

•	The negative impact on interest-based revenue from our largest bank customer migrating from a processing model that guarantees funds to our standard risk-based processing model during the quarter ended March 31, 2006;

•	The expiration of our agreements with First Data Corporation (“FDC”) in August 2005 and Microsoft Corporation (“Microsoft”) in December 2005, reducing year-over-year minimum-based revenue by $21.0 million, and the related completion of the amortization of intangible assets in September 2005 resulting from our September 2000 acquisition of MSFDC, L.L.C. (“TransPoint”), eliminating $16.5 million of year-over-year amortization expense;

•	Our purchase of substantially all of the assets of Aphelion, Inc. (“Aphelion”) for $18.1 million in cash in October 2005; and

•	Our purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) for $18.0 million in cash in September 2005.

Due to growth in all of our business segments, including the positive and negative impacts of the items identified above, our consolidated revenue grew by nearly 11% during the year ended June 30, 2007. We earned income from continuing operations of $190.9 million in the year ended June 30, 2007, an increase of about 3% over the $186.1 million earned last year. We generated more than $184 million of free cash flow for the year ended June 30, 2007, compared to $171 million in the prior year. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, less the impact of an operating account conversion plus data center reimbursements. See “Use of Non-GAAP Financial Information” in this Management’s Discussion and Analysis for further discussion of this measure.

Revenue in our Electronic Commerce Division of $723.1 million for the year ended June 30, 2007, represents growth of 9% over the prior year. Excluding the $11.0 million charge for warrants to a customer and the impact of purchase accounting on deferred revenue of $2.7 million, year over year revenue growth would be 11%. Including the impact of telephone bill payments we acquired with PhoneCharge in January 2006, our volume of transactions processed grew by greater than 16%, to more than 1.3 billion for the year ended June 30, 2007, over the more than 1.1 billion we processed last year. We delivered approximately

226 million e-bills in the year ended June 30, 2007, representing a 22% increase above the nearly 185 million e-bills we delivered during the year ended June 30, 2006. Our acquisitions of Corillian in May 2007, the revenue enhancement (“RevE”) service of Carreker in April 2007, and Aphelion in October 2005 provided additional revenue to our Electronic Commerce business. Offsetting growth in our Electronic Commerce business were the previously mentioned $11.0 million non-cash charge against revenue for warrants held by a customer that vested in the quarter ended March 31, 2007, the impact of purchase accounting adjustments to deferred revenue related to Corillian and the RevE service from Carreker, the decline in revenues from Microsoft and FDC, and reductions in interest-based revenue resulting from our largest bank customer migrating to our standard risk-based payment processing model in the quarter ended March 31, 2006.

Successful efforts to improve efficiency and quality have resulted in lower cost per transaction, allowing us to share scale efficiencies with our customers through volume-based pricing discounts. When combined with the aforementioned reductions of high margin revenue minimums and interest-based revenue, and absent the non-cash charge for warrants, our Electronic Commerce operating margin has declined from 37% for the year ended June 30, 2006, to 35% for the year ended June 30, 2007. See “Segment Information” below for a presentation of financial information by segment, including a discussion of segment operating margin.

During the quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth which was lower than our expectations. Since then, we have performed analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years. Our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year that does not impact overall annual transaction growth. We have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We now believe that, barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, we believe we are better able to forecast transaction activity; however, we cannot assure that we will always be able to accurately forecast such growth. While we do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, we believe that recent consumers to the service engage in fewer transactions than new consumers added to the service in previous years. Finally, our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers. See “Electronic Commerce Segment Information” for the years ended June 30, 2007, 2006 and 2005 under “Segment Information” below in this Management’s Discussion and Analysis for a 12-quarter trend of these metrics.

Revenue in our Software Division of $125.5 million for the year ended June 30, 2007, represents growth of 15% over last year due primarily to our acquisition of Carreker, but also due to stronger sales in our global treasury and securities products in fiscal 2007. Excluding the $9.7 million impact of purchase accounting on deferred revenue, year over year revenue growth would have been 24%. Our operating margin decreased slightly from 19% for the year ended June 30, 2006 to 18% for the current year due primarily to the addition of a breakeven Carreker business in the quarter ended June 30, 2007.

Our Investment Services Division generated 17% year-over-year growth in portfolios managed to more nearly 2.7 million as of June 30, 2007, from nearly 2.3 million for the previous year. We continue to invest heavily in the rewrite of our CheckFree APL operating system, named CheckFree EPLsm (Enhanced Portfolio Lifecycle). Despite the resulting lower near-term operating margin, we expect this investment to provide us the opportunity to expand our services into the rapidly growing separately managed accounts (“SMA” and “SMAs”) market. In September 2005, we purchased substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”) and, in February 2006, we divested our M-Solutions business. Along with steady underlying portfolio growth, we expect our operating margin in Investment Services to remain in the upper teens to low twenty percent level until we complete our system rewrite and the related migration of our customer base to the new operating platform. See “Segment Information” below for a presentation of financial information by segment, including a discussion of segment operating margin.

During the quarter ended September 30, 2006, we repurchased 2,637,747 shares of our common stock for $100 million, and during the quarter ended December 31, 2006, we repurchased another 1,273,807 shares for $50 million, at a combined weighted average per share price of $38.35. Additionally, due to the further use of cash combined with draws against our revolving credit facility to fund our acquisitions of Carreker, Corillian and Upstream, we ended fiscal 2007 with a $204 million outstanding balance on the revolving credit facility.

As you review our historical financial information in this Annual Report on Form 10-K, you should be aware that, in the quarter ended March 31, 2006, we divested of M-Solutions, a business within our Investment Services segment. SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we report the results of operations from the divested business separately as earnings from discontinued operations for all periods presented. Therefore, we have restated historical statements of operations data for the year ended June 30, 2006 and 2005, to exclude M-Solutions from income from continuing operations.

The following table sets forth as percentages of total revenues, consolidated statements of operations data:

	Year Ended June 30,
	2007	2006	2005

Total revenues	100.0%	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	41.2	39.0	39.6
Research and development	11.5	11.6	10.7
Sales and marketing	10.1	9.9	9.2
General and administrative	8.1	7.0	7.7
Depreciation and amortization	9.3	11.3	23.4
Reorganization charge	—	—	0.7

Total expenses	80.4	78.8	91.3
Income from continuing operation before other income and expenses	19.6	21.2	8.7
Equity in net loss of joint venture	(0.1)	(0.4)	(0.4)
Interest income	1.3	1.5	1.2
Interest expense	(0.3)	(0.1)	(0.1)

Income from continuing operations before income taxes	20.5	22.2	9.4
Income tax expense	7.7	8.5	3.3

Income from continuing operations	12.8	13.7	6.1
Earnings from discontinued operations before income taxes (including gain on disposal of $12,821,000 in FY 2006)	—	1.6	0.2
Income tax expense on discontinued operations	—	0.9	0.1

Income from discontinued operations	—	0.7	0.1

Net income	12.8%	14.4%	6.2%

Results of Operations

Years Ended June 30, 2007 and 2006

The following table sets forth our consolidated revenues for the years ended June 30, 2007 and 2006, respectively:

Total Revenues (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$972,644	$879,402	$93,242	10.6%

Our growth in total revenues of 10.6% was driven by 9% growth in our Electronic Commerce business, 15% growth in our Software business and 16% growth in our Investment Services business.

Overall growth in Electronic Commerce, including the acquisition of Corillian in May 2007 and the RevE service from the acquisition of Carreker in April 2007, continued to be driven primarily by more than 16% growth in transactions processed, from more than 1.1 billion in the year ended June 30, 2006, to more than 1.3 billion in the year ended June 30, 2007. Included in our transaction-based revenue was a full year of operations from our acquisition of PhoneCharge in January 2006, against only six months of operations in the prior year. We delivered approximately 226 million e-bills during fiscal 2007, a growth rate exceeding 22% over the nearly 185 million e-bills delivered during fiscal 2006. We have experienced growth in our Health & Fitness products, driven primarily by our acquisition of Aphelion in October 2005. Also, our previously mentioned acquisition of Corillian and the RevE service from Carreker provided more than $23 million of additional revenue on a combined basis in our year ended June 30, 2007. Revenue growth has been negatively impacted by several factors over the past year. We have established pricing models that provide volume-based discounts in order to share scale efficiencies with our customers. As a result of continued transaction growth and better utilization of efficiencies of scale, our CSP based average revenue per transaction continued to decline. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted total company revenue growth by about 2%. Also, our largest bank customer migrated from a processing model that guarantees funds, to our standard risk-based processing model, which negatively impacted our interest-based revenue. Finally, within the quarter ended March 31, 2007, we recorded a non-cash charge of $11.0 million as a reduction in revenue for the fair value of one million performance-based warrants held by a bank customer that vested in the quarter.

Growth in our Software business has been driven primarily by increased sales of our global treasury and securities products, also known as transaction process management, combined with modest growth in maintenance revenue resulting from new license sales and positive annual customer retention, offset somewhat by lower consulting services revenue. Additionally, our acquisition of Carreker provided a full quarter of new license, maintenance and professional services revenue, albeit discounted by the impact of purchase accounting on deferred revenue assumed in the acquisition.

Growth in Investment Services revenue was driven primarily by a 17% increase in portfolios managed, from nearly 2.3 million at June 30, 2006, to nearly 2.7 million as of June 30, 2007. We continue to add new portfolios to our CheckFree APL system at lower price points, driven by increased volume coming from lower priced broker dealers, and by conscious price reductions at contract renewal, where we trade off near-term revenue growth against long-term strategic advantage. Additionally, our acquisition of IDS in September 2005 provided a full year of revenue during fiscal 2007 versus just over three quarters in fiscal 2006. We received little revenue from our May 31, 2007 acquisition of Upstream.

Across all segments of our business, for the year ended June 30, 2007, Bank of America generated total revenue of $189.5 million, which exceeded 19% of our consolidated revenues. The majority of this revenue comes from within our Electronic Commerce Division. Bank of America revenue was positively impacted by their acquisition of Fleet Bank, not previously a customer of ours, and MBNA, which was previously a customer but is now included in Bank of America’s revenue. Our Electronic Commerce agreement with Bank of America has a 10-year term expiring in 2010. The contract includes annual minimum revenue guarantees of

$50.0 million, provides tiered pricing which reflects the volume of activity provided by Bank of America and provides for up to five million incentive-based warrants that the bank can earn upon reaching various levels of subscriber adoption and the delivery of e-bills, one million of which the bank earned in the quarter ended March 31, 2007. Bank of America remains the only customer that exceeds 10% of our consolidated revenues.

The following tables set forth comparative revenues, by type, for the years ended June 30, 2007 and 2006, respectfully.

Processing and Servicing Revenue (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$809,814	$754,076	$55,738	7.4%

We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. Annual revenue growth was driven primarily by growth in payment transactions processed and e-bills delivered within Electronic Commerce as well as portfolio growth within Investment Services. Total payment transactions increased by more than 16%, from more than 1.1 billion for the year ended June 30, 2006 to more than 1.3 billion for the year ended June 30, 2007, composed of approximately 24% growth in CSP based transactions and a decline of 4% in non-CSP based transactions. Revenue growth from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in August 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; all of which, on a combined basis, resulted in a $0.10 decrease in average revenue per CSP transaction for the year. This revenue per transaction decrease does not reflect the $11.0 million non-cash warrant charge in the quarter ended March 31, 2007. Our acquisition of PhoneCharge in January 2006 provided transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.13 increase in average revenue per non-CSP transaction for the year. We delivered approximately 226 million e-bills during the year ended June 30, 2007, representing an increase of 22% over the nearly 185 million e-bills delivered in the previous year. We experienced year-over-year growth in our Health & Fitness products, driven primarily by our acquisition of Aphelion in October 2005. We experienced 17% growth in portfolios managed in our Investment Services division, from nearly 2.3 million as of June 30, 2006, to nearly 2.7 million as of June 30, 2007.

During the quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. Since then, we have performed analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years. We have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter-end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer’s shift to our standard risk-based processing model in the quarter ended March 31, 2006, and a somewhat slower transaction growth rate given the industry-leading consumer penetration at that customer.

Our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year that does not impact overall annual transaction growth. We now believe that, barring unusual events, CSP-based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP-based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past year, we believe we are better able to forecast transaction growth; however, we cannot assure that we will always be able to accurately forecast such growth. While we do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, and while we will continue to analyze our transaction growth patterns for evidence of other such factors, we believe that recent consumers to the service engage in fewer transactions than new consumers added to the service in previous years. Our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. Therefore, as previously mentioned, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers.

License Fee Revenue (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$46,209	$35,196	$11,013	31.3%

Historically, we derived license fee revenue almost entirely from product sales in our Software Division. However, with our May 2007 acquisition of Corillian, we will begin to reflect meaningful license fee revenue in our Electronic Commerce Division. Growth in license fee revenue is due primarily to increased sales of our global treasury products in fiscal 2007, due in large part to the successful integration of products resulting from our acquisition of Accurate Software, Ltd. (“Accurate”) in April 2005. Additionally, our acquisitions of Carreker and Corillian in the quarter ended June 30, 2007 contributed approximately 7% of our license revenue growth for the year.

Maintenance Fee Revenue (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$55,217	$42,218	$12,999	30.8%

Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our maintenance base continues to grow as a result of recent license sales, high annual customer retention, and moderate price increases across all of our Software businesses. However, our September 2005 acquisition of IDS within our Investment Services Division, our April 2007 acquisition of Carreker within our Software Division and our May 2007 acquisition of Corillian within our Electronic Commerce Division resulted in new sources of maintenance revenue for us, and represent nearly 16% of our annual growth in maintenance revenue on a combined basis. We recognize maintenance fees ratably over the term of the related contractual support period. Based on the nature of maintenance fees, we would expect minimal future growth without continued incremental license sales.

Professional Fee Revenue (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$61,404	$47,912	$13,492	28.2%

Professional fee revenue consists primarily of consulting and implementation fees across all three of our divisions. Our expanded product lines over the past several years, including our acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007, have provided us additional opportunities to offer services to our customers. On a combined basis, the addition of Carreker, Corillian and Upstream provided nearly 26% of our growth in professional services revenue for the year. Because professional fees are typically project oriented, they will fluctuate from period to period. Unlike most of our existing software applications, software products associated with our recent acquisitions of Carreker and Corillian require significant consulting services for customer installation and customization. Therefore, we expect growth in professional service fee revenue in the coming fiscal year. Growth in professional fees from our recent acquisitions has been offset somewhat by a modest decline in legacy software services due to fewer large contracts during fiscal 2007.

Cost of Processing, Servicing and Support (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	$401,176	41.2%	$342,535	39.0%

Cost of processing, servicing and support, as a percentage of revenue, has increased by 2.3% on a year-over-year basis. Excluding the non-cash warrant charge in the quarter ended March 31, 2007, cost of processing, as a percentage of revenue, has increased by 1.8% on a year-over-year basis. This is due in large part to the previously mentioned loss of high margin Microsoft and FDC revenues in the first half of fiscal 2006 and the negative impact on interest-based revenue from our largest customer changing payment processing models in the quarter ended March 31, 2006. In both Electronic Commerce and Investment Services, we continue to focus investment on additional efficiency and quality improvement within our customer care processes and our information technology infrastructure, and are leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction processed and cost per portfolio managed. Within Electronic Commerce, our electronic payment rate is currently 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. It is difficult to raise the electronic rate above the 84% level as it takes an increasing number of relatively small merchants to sign up for electronic payment receipt to improve the number a single percentage point. Also, a portion of the pay by phone transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of the business. Relatively high growth in credit card payments in the future could place downward pressure on the gains we expect from continued Six Sigma-based process improvements within our Electronic Commerce business. Looking forward, we expect some near-term pressure on our gross margin as we invest in resources to support our data center and high-availability disaster recovery efforts. These efforts began in earnest in the quarter ended June 30, 2006, and we expect continued incremental investment in this area well into fiscal 2008.

Due to the relative significance of the incremental maintenance and service fee revenue resulting from the acquisitions of Carreker and Corillian in the quarter ended June 30, 2007, nearly 3% of the growth in cost of processing, servicing and support has resulted from these two acquisitions alone.

Research and Development (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	$112,077	11.5%	$101,854	11.6%

Research and development cost as a percentage of revenue has remained fairly consistent over the past year as we continue to invest in product enhancement and productivity improvement initiatives in all of our core businesses, including the rewrite of our operating system within Investment Services, named CheckFree EPL. Testing of EPL has begun and we are currently scheduled to begin initial customer migration in the first half of fiscal 2008. We have incurred combined incremental research and development costs of about $6.7 million from our acquisitions of IDS in September 2005, Aphelion in October 2005, PhoneCharge in January 2006, Carreker in April 2007, Corillian in May 2007 and Upstream in May 2007.

Sales and Marketing (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	$98,459	10.1%	$87,418	9.9%

Approximately 9% of the absolute dollar increase in sales and marketing expense is the combined result of our acquisitions of IDS, Aphelion, PhoneCharge, Carreker, Corillian and Upstream. In addition to the impact of acquisitions, growth in sales and marketing cost is mainly due to a general increase in sales costs in our Software Division related to license sales growth and an increase in marketing program costs in Electronic Commerce geared toward improved consumer adoption and greater insight into consumer behavior.

General and Administrative (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	$79,057	8.1%	$61,948	7.0%

Although acquisition related synergy actions were announced internally before June 30, 2007, certain of the associates within the general and administrative area will remain well into next fiscal year to ensure an effective migration of internal systems. Absent these carryover expenses, we have largely been able to leverage our general and administrative costs.

Depreciation and Amortization (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	$90,937	9.3%	$99,530	11.3%

Depreciation and amortization expenses resulting from the purchase of operating fixed assets and capitalized software development costs increased to $47.0 million for the year ended June 30, 2007, from $43.1 million for the year ended June 30, 2006. It should be noted that approximately $30 million of the year-over-year property, plant and equipment additions on our balance sheet for the year ended June 30, 2007, relate to construction-in-progress for the addition of a data center facility. We do not expect to begin depreciating this asset until it becomes operational some time in the second quarter of fiscal 2008. The remainder of our depreciation and amortization expense represents purchase accounting amortization.

Despite additional amortization from intangible assets acquired from IDS in September 2005, Aphelion in October 2005, PhoneCharge in January 2006, Carreker in April 2007, Corillian in May 2007 and Upstream in May 2007, purchase accounting amortization expense decreased overall due to intangible assets that fully amortized during fiscal 2006. In particular, completion of the amortization of the TransPoint strategic agreements in the quarter ended September 30, 2005 resulted in a decrease in amortization expense of approximately $16.5 million on a year-over-year basis. We expect a full year of amortization of intangible assets resulting from the aforementioned acquisitions of Carreker, Corillian and Upstream will cause a relatively significant increase in purchase accounting amortization for the year ending June 30, 2008. See Note 2 to the consolidated financial statements included within this Annual Report on Form 10-K for further information regarding the value of intangible assets and their related useful lives, resulting from each acquisition.

Equity in Loss of Joint Venture (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	$(1,078)	(0.1)%	$(3,100)	(0.4)%

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

Net Interest (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended :
Interest income	$12,693		$13,441
Interest expense	(3,099)		(986)

Net interest	$9,594	1.0%	$12,455	1.4%

Cash flow provided by operating activities during the year ended June 30, 2007 was used to fund a $150 million share repurchase program and a significant portion of our acquisitions of Carreker, Corillian and Upstream. The related decline in average invested assets for the year resulted in lower interest income. The remainder of our acquisition costs were funded through draws against our revolving credit facility in the quarter ended June 30, 2007. As of June 30, 2007 the outstanding balance on the revolving credit facility was approximately $204 million. The increase in interest expense is due primarily to the debt service on the revolving credit facility. Our data center financing agreement accumulated a balance of $40 million as of June 30, 2007; however, construction period interest expense related to the data center credit facility has been capitalized to construction-in-progress and interest expense from this credit facility will not impact our income statement until the data center is placed in service, currently expected in the second quarter of fiscal 2008.

Income Tax Expense (000’s)

	June 30,
	2007		2006
		Effective		Effective
	$	Rate	$	Rate

Year ended	$75,016	37.6%	$74,455	38.1%

Our overall blended statutory rate (federal, state and foreign combined) approached 38.5%. Our effective rate of 37.6% and 38.1% for the years ended June 30, 2007 and 2006, respectively, was lower than our blended statutory rate due to tax free municipal interest income earned on our investment portfolio, earned research and development tax credits and differing income tax rates in the various tax jurisdictions in which we operate, net of certain valuation allowances against net operating losses in certain tax jurisdictions that we do not anticipate using in the future.

Earnings from Discontinued Operations (000’s)

	June 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue

Year ended	—	—	$14,310	1.6%

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

Income Tax Expense on Discontinued Operations (000’s)

	June 30,
	2007		2006
		Effective		Effective
	$	Rate	$	Rate

Year ended	$—	—	$8,064	56.4%

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

Years Ended June 30, 2006 and 2005

The following table sets forth our consolidated revenues for the years ended June 20, 2006 and 2005, respectively.

Total Revenues (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$879,402	$749,847	$129,555	17.3%

Our growth in total revenues of 17% was driven by 14% growth in our Electronic Commerce business, 21.8% growth in our Investment Services business and 35% growth in our Software business.

Overall growth in Electronic Commerce, including our telephone bill pay business acquired in January 2006, was driven primarily by 25% growth in transactions processed, from almost 905 million in the year ended June 30, 2005, to over 1.1 billion in the year ended June 30, 2006. We also delivered nearly 185 million e-bills during fiscal 2006, a growth rate of 32% over about 140 million e-bills delivered during fiscal 2005. As interest rates rose throughout fiscal 2006, we experienced revenue growth in our interest-sensitive products such as Account Balance Transfer (“ABT”). Finally, we earned modest revenue growth from our October 2005 acquisition of Aphelion. Revenue growth was negatively impacted by several factors during the year ended June 30, 2006. Our pricing models provide volume-based discounts in order to share scale efficiencies with our customers. Therefore, as a result of significant transaction growth and better utilization of efficiencies of scale, our average revenue per transaction continued to decline with respect to our transaction-based revenue. During fiscal 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted revenue growth by about 3% in the year. Also, our largest bank customer migrated from a processing model that guarantees funds to our standard risk-based processing model, which negatively impacted our interest-based revenue and resulted in the loss of another percentage point of revenue growth in fiscal 2006.

Growth in our Investment Services business was driven primarily by a 20% increase in portfolios managed, from 1.9 million at June 30, 2005, to nearly 2.3 million at June 30, 2006. During the year ended June 30, 2006, we added new portfolios to our CheckFree APL system at a lower price point, driven by the increased volume coming from lower priced broker dealers, and by conscious price reductions, where we trade off near-term revenue growth against long-term strategic advantage. Additionally, our September 2005 acquisition of IDS improved fiscal 2006 revenue growth within Investment Services by about 5%.

Growth in our Software business was due primarily to a full year of Accurate operations in fiscal 2006 as compared to less than three months of Accurate operations in fiscal 2005. As a result of the effective integration of Accurate, we achieved solid growth in our ORM line of business. We believe this to have been the combined result of improved execution within the Software Division and improvement in the U.S. economy during fiscal 2006.

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

While stable growth in portfolios managed in our Investment Services business contributed positively, the increase in processing and servicing revenue was attributed primarily to the aforementioned transaction growth in our Electronic Commerce business. Annual growth in transactions was favorably influenced by our phone-based bill payment offering, resulting from the acquisition of PhoneCharge in January 2006. Our traditional electronic bill payment products provided the remainder of growth within Electronic Commerce. During fiscal 2006, we delivered nearly 185 million e-bills, representing 32% growth over the 140 million e-bills delivered during fiscal 2005, with an average price of $0.16 per e-bill in each year. Additionally, with interest rates rising over the fiscal year ended June 30, 2006, we experienced revenue growth from our interest-sensitive products. Annual volume-based growth in processing and servicing revenue was somewhat offset by tier-based volume pricing discounts within both our Electronic Commerce and Investment Services businesses. Additionally, growth was negatively impacted by the aforementioned expiration of our processing contracts with Microsoft in December 2005 and FDC in August 2005, and the impact on interest-based revenue resulting from our largest bank customer migrating to a risk-based processing model during the quarter ended March 31, 2006.

We experienced a greater than expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was no as significant as previous years, and a slowdown in consumer activity at our largest bank customer. This phenomenon was not solely bank-based, as transaction growth slowed in all payment channels — on-line, biller direct, walk-in and phone-based transactions. We were not fully certain as to all of the reasons for this lower than anticipated transaction growth and we entered fiscal 2007 focusing our analysis toward consumer and payment activity. See “Executive Summary” above in this Management’s Discussion and Analysis for a discussion of our analysis of transaction growth following the end of fiscal 2006.

License Fee Revenue (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$35,196	$28,458	$6,738	23.7%

Our acquisition of Accurate in April 2005 contributed significantly to our license revenue growth in fiscal 2006 as integration efforts with our core products resulted in a significant increase in sales of our ORM product line. Sales of our integrated ORM product line were improving both domestically and internationally, and we were guardedly optimistic about our license sale growth opportunities as we entered fiscal 2007.

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

On a year-over-year basis, growth in professional fee revenue resulted from increased revenue from large software services engagements across several products, increased biller implementation revenue, and a positive impact from our acquisitions of Accurate in April 2005, IDS in September 2005 and Aphelion in October 2005.

The following set of tables provides line-by-line expense comparisons with their relative percentages of our consolidated revenues for the years ended June 30, 2006 and 2005, respectively.

Cost of Processing, Servicing and Support (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue

Year ended	$342,535	39.0%	$296,912	39.6%

Cost of processing, servicing and support, as a percentage of revenue, improved by about 0.6% on a year-over-year basis. In both Electronic Commerce and Investment Services, we continued to focus investment on additional efficiency and quality improvements within our customer care processes and our information technology infrastructure, and leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction and cost per portfolio managed. Within Electronic Commerce, while our electronic payment rate hovered around 83% for over a year, our January 2006 acquisition of PhoneCharge added electronic phone-based payment transactions, helping to raise and maintain our electronic payment rate at 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. Also, a portion of the PhoneCharge transactions are credit card payments, carrying interchange fees, which place downward pressure on gross margins for that part of the business. As we exited fiscal 2006, we expected near-term pressure on our gross margin as we invested in resources to support our high availability disaster recovery efforts beginning in the quarter ended June 30, 2006.

Research and Development (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue

Year ended	$101,854	11.6%	$80,039	10.7%

Including capitalized development costs of $0.9 million for the year ended June 30, 2006, and $1.7 million for the year ended June 30, 2005, gross expenditures for research and development were $102.8 million, or 11.7% of consolidated revenues, for the year ended June 30, 2006, and $81.7 million, or 10.9% of consolidated revenues, for the year ended June 30, 2005. In addition to increased research and development costs resulting from our acquisitions of Accurate in April 2005, IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006, we continued to invest in product enhancement and productivity improvement initiatives in all of our core businesses. In particular, a rewrite of our operating system within Investment Services was the primary driver of the increase in research and development costs as a percentage of revenue on a year-over-year basis.

Sales and Marketing (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue

Year ended	$87,418	9.9%	$69,106	9.2%

The increase in sales and marketing costs, both in absolute dollars and as a percentage of revenue, was due primarily to our acquisitions of Accurate in April 2005, IDS in September 2005, Aphelion in October 2005 and PhoneCharge in January 2006. These businesses provided non-redundant marketing personnel, sales commissions and program costs and accounted for over 60% of our incremental sales and marketing costs in fiscal 2006. However, we continued to invest in incremental marketing programs and resources designed to further revenue growth in all of our business segments.

General and Administrative (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue

Year ended	$61,948	7.0%	$57,486	7.7%

Although general and administrative costs continued to increase, we experienced improvement in general and administrative costs as a percentage of revenue. While we incurred incremental costs associated with our various acquisitions over the past year, we were able to effectively leverage corporate general and administrative resources through elimination of redundancy. Additionally, during fiscal 2005, we incurred significant Sarbanes-Oxley Act Section 404 compliance costs in preparation for our first internal control certification as of June 30, 2005. Once initial documentation and testing standards were established, we experienced a reduction in these compliance costs throughout fiscal 2006.

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

In April 2004, we announced a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), in the United Kingdom to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We have a 50% equity interest in OneVu, therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represents 100% of the loss incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $830,000 in exchange for a security interest subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting recognizing only 50% of the results of operations of OneVu. During the three years ended June 30, 2006, we invested $7.2 million in the joint venture.

Net Interest (000’s)

	June 30,
	2006		2005
		%		%
	$	Revenue	$	Revenue

Year ended :
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

In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from the demutualization of an insurance vendor. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.

Income Tax Expense (000’s)

	June 30,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate

Year ended	$74,455	38.1%	$24,560	34.9%

Our overall blended statutory rate (federal, state and foreign combined) approached 39% without the benefit of tax planning strategies. Our effective rate of 38.1% and 34.9% for the years ended June 30, 2006 and 2005, respectively, was lower than our blended statutory rate due to tax-free municipal interest income and research and experimentation tax credits during the fiscal year.

Earnings from Discontinued Operations (000’s)

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

Income Tax Expense on Discontinued Operations (000’s)

	June 30,
	2006		2005
		Effective		Effective
	$	Rate	$	Rate

Year ended	$8,064	56.4%	$480	31.6%

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

Segment Information

We evaluate the performance of our segments based on total revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization related to various business and asset acquisitions, the impact of warrants issued to a customer, the impact of purchase accounting on deferred revenue, integration costs associated with acquisitions, reorganization charges, the write-off of capitalized software and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy beginning July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants.

The following sets forth certain financial information attributable to our business segments for the years ended June 30, 2007, 2006 and 2005 (in thousands) in accordance with Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K and SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”:

	Year Ended June 30,
	2007	2006	2005

Revenues:
Electronic Commerce, gross	$736,745	$662,728	$580,696
Impact of warrants to a customer	(10,950)	—	—
Impact of purchase accounting on deferred revenue	(2,664)	—	—

Electronic Commerce, net	723,131	662,728	580,696
Software, gross	135,207	109,386	81,072
Impact of purchase accounting on deferred revenue	(9,723)	—	—

Software, net	125,484	109,386	81,072
Investment Services	124,029	107,288	88,079

Total Revenue	$972,644	$879,402	$749,847

Income from continuing operations before other income and expenses:
Segment operating income (loss):
Electronic Commerce	$258,621	$247,918	$207,796
Software	24,871	20,858	17,748
Investment Services	24,646	16,356	17,121
Corporate	(41,437)	(37,845)	(37,595)
Purchase accounting amortization	(44,691)	(57,037)	(133,446)
Impact of warrants to a customer	(10,950)	—	—
Impact of purchase accounting on deferred revenue	(12,387)	—	—
SFAS 123(R) — Stock options issued before July 1, 2004(1)	(1,619)	(4,133)	—
Integration costs associated with acquisitions	(6,116)	—	—
Reorganization charge	—	—	(5,585)
Write off of capitalized software	—	—	(1,039)

Income from continuing operations before other income and expenses	$190,938	$186,117	$65,000

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

Years Ended June 30, 2007 and 2006

Electronic Commerce Segment Information

Electronic Commerce Revenues — Gross (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$736,745	$662,728	$74,017	11.2%

Overall growth in Electronic Commerce revenue, including our telephone bill payment business acquired with PhoneCharge in January 2006, the revenue enhancement consulting practice from our acquisition of Carreker in April 2007, and the Corillian electronic banking business acquired in May 2007, continues to be driven primarily by 16% growth in transactions processed to more than 1.3 billion for the year ended June 30, 2007, from the nearly 1.1 billion for the year ended June 30, 2006. During the fiscal year ended June 30, 2006, our TransPoint related contracts with Microsoft and FDC expired, which, on a combined basis, negatively impacted total company revenue growth by nearly 5% on a year-over-year basis. Also, during the quarter ended March 31, 2006, our largest bank customer migrated from a processing model that guarantees funds to our standard risk-based processing model, which has since negatively impacted our interest-based revenue.

As of the quarter ended September 30, 2006, we began reporting a new set of Electronic Commerce Division metrics as we believe it is important for investors to understand the differing growth patterns between CSP and non-CSP customers. CSPs are organizations, such as banks, credit unions, brokerage firms, and Internet portals. Non-CSP results include agent-based payments, phone-based payments and ancillary payment products including our biller direct and account balance transfer businesses.

The following tables provide an historical trend of revenue, payment transaction metrics, e-bill delivery metrics and subscriber metrics for out Electronic Commerce business over the periods presented.

Fiscal 2007:

	Three Months Ended
	6/30/2007	3/31/2007	12/31/2006	9/30/2006
	(In millions, except revenue per transaction
	and revenue per e-bill delivered)

Transactions
CSP:
Revenue(1)	$123.8	$122.5	$116.8	$114.2
Revenue per transaction	$0.45	$0.45	$0.46	$0.48
Transactions processed	275.3	269.6	251.5	235.7
Non-CSP:
Revenue	$38.6	$39.6	$38.3	$36.2
Revenue per transaction	$0.57	$0.56	$0.54	$0.48
Transactions processed	68.3	71.2	70.5	76.0
Total Transactions:
Revenue	$162.4	$162.1	$155.1	$150.4
Transactions processed	343.6	340.9	322.0	311.7
e-bill Delivery
Revenue	$10.4	$9.8	$8.7	$8.5
Revenue per e-bill delivered	$0.17	$0.17	$0.16	$0.16
e-bills delivered	60.5	58.7	54.9	51.8
Other Electronic Commerce(2)
Revenue	$31.8	$12.8	$12.6	$12.1
Other Performance Metrics
Active subscribers(3)	12.0	11.6	11.1	10.5

(1)	CSP Revenue excludes the impact of warrants issued to a customer

(2)	“Other Electronic Commerce” includes our Health & Fitness products and ancillary revenue sources such as implementation and consulting services. Beginning in the quarter ended June 30, 2007, it also includes all electronic banking revenue resulting from our acquisition of Corillian on May 15, 2007 and the revenue enhancement consulting services (RevE) from our acquisition of Carreker in April 2007.

(3)	“Active” refers to subscribers who have viewed or paid a bill in the last 90 days at a CSP that outsources essentially all of its electronic billing and payment (EBP) functions to CheckFree.

Fiscal 2006:

	Three Months Ended
	6/30/2006	3/31/2006	12/31/2005	9/30/2005
	(In millions, except revenue per transaction
	and revenue per e-bill delivered)

Transactions
CSP:
Revenue	$111.8	$113.8	$120.5	$122.7
Revenue per transaction	$0.49	$0.52	$0.60	$0.64
Transactions processed	227.5	217.3	199.9	190.3
Non-CSP:
Revenue	$34.4	$36.0	$24.4	$24.3
Revenue per transaction	$0.46	$0.47	$0.34	$0.32
Transactions processed	74.7	76.0	70.8	75.7
Total Transactions:
Revenue	$146.2	$149.8	$144.9	$147.0
Transactions processed	302.2	293.3	270.7	266.0
e-bill Delivery
Revenue	$8.0	$7.4	$7.2	$6.8
Revenue per e-bill delivered	$0.16	$0.16	$0.16	$0.16
e-bills delivered	50.0	46.7	45.2	42.7
Other Electronic Commerce
Revenue	$12.3	$12.2	$11.2	$9.7
Other Performance Metrics
Active subscribers	10.0	9.7	9.0	8.8

During the quarters ended June 30, 2006 and September 30, 2006, we experienced sequential quarterly transaction growth which was lower than our expectations. We experienced a greater-than-expected dip in transactions in April 2006 combined with transaction growth for the rest of the quarter that was not as significant as previous years, and a slowdown in consumer activity at our largest bank customer. Since then we have performed analysis on the causes, including a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years. We have learned that the sequence of long months or short months in a given quarter, the sequence of long or short months before and after a quarter-end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth. We have also learned that the slowdown in consumer activity at our largest bank customer was affected by the combination of that customer’s shift to our standard risk-based processing model in the quarter ended March 31, 2006, and a somewhat slower transaction growth rate given the industry leading consumer penetration at that customer.

Our analysis has revealed a previously undetected cyclical pattern within the quarters of a given fiscal year that does not impact overall annual transaction growth. We now believe that, barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year tends to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. As a result, based on what we have learned over the past year, we believe we are better able to forecast transaction growth; however, we cannot assure that we will always be able to accurately forecast such growth. While we do not believe we have identified all factors that could affect transaction growth, including various consumer behavior patterns, and while we will continue to analyze our transaction growth patterns for evidence of other such factors, we believe that recent consumers to the service engage in fewer transactions than new consumers added to the service in previous years. Finally, our analysis has revealed that it is important for investors to understand the differing growth patterns between CSP and non-CSP customers.

Therefore, as previously mentioned, we have enhanced the reporting of our Electronic Commerce Division metrics to include separate revenue and volume trends for our CSP, non-CSP and e-bill delivery customers.

Total payment transaction volume increased by more than 16%, from 1.1 billion for the year ended June 30, 2006, to more than 1.3 billion for year ended June 30, 2007, composed of nearly 24% growth in CSP based transactions and a 4% decline in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in August 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; all of which, on a combined basis, resulted in a $0.10 decrease in average revenue per CSP transaction year-over-year. Our acquisition of PhoneCharge in January 2006 provided significant transaction growth in relatively high-priced phone-based payments in our non-CSP based business. This growth was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.13 year over year increase in average revenue per non-CSP transaction.

We delivered approximately 226 million e-bills during year ended June 30, 2007, representing an increase of 22% over the nearly 185 million e-bills delivered in the previous year. Although revenue per e-bill has remained relatively consistent at $0.16 over the past few years, during the second half of fiscal 2007, revenue per e-bill increased to $0.17 due to our recent decision to reduce the delivery of screen scraped bills that generate no revenue.

The year over year increase in Other Electronic Commerce revenue is primarily due to our acquisition of Aphelion in October 2005, designed to enhance growth in our Health & Fitness products, and in the quarter ended June 30, 2007, the addition of our Corillian electronic banking business and the Carreker RevE consulting practice.

Electronic Commerce Operating Income (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$258,621	$247,918	$10,703	4.3%

Based on gross revenues, our year-over-year operating margin has declined from more than 37% for the year ended June 30, 2006, to more than 35% for the year ended June 30, 2007. Our ongoing efforts to improve quality and efficiency in our operations, combined with a substantial electronic versus paper payment rate of 84% and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Although offset somewhat by our acquisitions of PhoneCharge, Aphelion, and Corillian, the high-margin revenue loss resulting from the expiration of our contracts with FDC in August 2005 and Microsoft in December 2005, combined with the negative impact on our interest-based revenue from a large bank customer migrating to a processing model that guarantees funds to our standard risk-based processing model, created downward pressure on our operating margin as we entered fiscal 2007.

Software Segment Information:

Software Revenues — Gross (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$135,207	$109,386	$25,821	23.6%

Growth in Software revenue was due primarily to growth in license sales of our global treasury and securities products, also known as transaction process management, and related maintenance services revenue, offset somewhat by a decline in the number of larger consulting engagements in the year ended June 30, 2007.

Our acquisition of Carreker in the quarter ended June 30, 2007 provided nearly 16% of our revenue growth for the year.

Software Operating Income (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$24,871	$20,858	$4,013	19.2%

Our operating margin decreased from 19% for the year ended June 30, 2006 to 18% for the year ended June 30, 2007. The decline in margin was due primarily to the addition of substantially breakeven revenue from Carreker in the quarter ended June 30, 2007. Increased sales and marketing expenses somewhat offset growth in high margin license sales during the year.

Investment Services Segment Information:

Investment Services Revenues (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$124,029	$107,288	$16,741	15.6%

Revenue growth in Investment Services was primarily due to an increase in portfolios managed to nearly 2.7 million as of June 30, 2007 from nearly 2.3 million as of June 30, 2006. We continue to provide incentives for our customers to sign multi-year contracts and are experiencing a business mix shift to lower priced services, both of which we expect to result in a modest reduction to our revenue per average portfolio managed. Growth in portfolios managed is typically tied to the growth in the U.S. stock market. In addition, we realized a year of revenue in fiscal 2007 from our acquisition of IDS against only ten months of operations in fiscal 2006. We remain cautiously optimistic about the opportunity for continued portfolio growth through fiscal 2008. Our acquisition of Upstream on May 31, 2007 had minimal impact on revenue growth in fiscal 2007.

Investment Services Operating Income (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$24,646	$16,356	$8,290	50.7%

Our operating margins have increased to 20% for the year ended June 30, 2007, from 15% for the year ended June 30, 2006. While we continue to incur significant spending on the enhanced operating system project, CheckFree EPL, and we continue to invest in resources designed to improve future operational quality standards through Six Sigma quality programs, the divestiture of our less profitable M-Solutions business in March 2006 and synergies achieved from our acquisition of IDS were the primary drivers of our increased margin in the current year. We expect our future margin to remain around the upper teens to low 20% level until completion of CheckFree EPL, for which we expect initial deployment and testing in calendar 2007 and which is currently scheduled to begin customer migration in the first half of fiscal 2008. Our acquisition of Upstream on May 31, 2007 had minimal impact on the operating results of our Investment Services business in fiscal 2007.

Corporate Segment Information:

Corporate Operating Loss (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$(41,437)	$(37,845)	$(3,592)	9.5%

Our Corporate segment represents costs for legal, human resources, finance, accounting, executive and various other unallocated overhead expenses. We continue to leverage our infrastructure costs in the face of increasing revenues, and despite operations added through acquisition, we expect our Corporate operating expenses to remain around 4.5% of our consolidated revenues.

Purchase Accounting Amortization (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$44,691	$57,037	$(12,346)	(21.6)%

Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions and negatively impacts our operating income in our Electronic Commerce, Investment Services and Software segments. The year-over-year decrease of $12.3 million in purchase accounting amortization is due primarily to the September 2005 expiration of the TransPoint strategic agreements intangible asset that reduced year-over-year amortization expense by $16.5 million, offset by incremental amortization resulting from our acquisitions of Upstream in May 2007, Corillian in May 2007, Carreker in April 2007, PhoneCharge in January 2006, Aphelion in October 2005 and IDS in September 2005. The following chart breaks out the annual charge by segment. We expect a full year of amortization of intangible assets resulting from the aforementioned acquisitions of Carreker, Corillian and Upstream,will cause a relatively significant increase in purchase accounting amortization for the year ending June 30, 2008. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the value of intangible assets and their related useful lives, resulting from each acquisition.

Segment Level Purchase Accounting Amortization (000’s)

	June 30,		Change
	2007	2006	$	%

Electronic Commerce	$37,826	$49,072	$(11,246)
Software	4,929	5,973	(1,044)
Investment Services	1,936	1,992	(56)

Total	$44,691	$57,037	$(12,346)	(21.6)%

Incremental purchase accounting amortization from our acquisitions of Corillian, Phone Charge and Aphelion and the reduction from the TransPoint strategic agreements are included in our Electronic Commerce Division. Incremental purchase accounting amortization from our acquisition of Carreker is included in our Software Division. Incremental purchase accounting amortization from our acquisitions of Upstream and IDS are included in our Investment Services Division.

Impact of Warrants to a Customer (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$10,950	$—	$10,950	—

In the three-month period ended March 31, 2007, we incurred a non-cash charge of $11.0 million against revenue in our Electronic Commerce segment, resulting from the vesting of warrants we issued to a customer. The charge, which has no associated costs, directly impacted operating income by $11.0 million. During the quarter, one million performance-based warrants vested as the customer achieved an active subscriber base exceeding 5 million. EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” requires us to measure the fair value of the warrants at the earlier of the date when a performance commitment is reached or the date at which performance is complete. The fair value was determined using a Black-Scholes valuation of the warrants and was accounted for as a charge against revenue in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”

Impact of Purchase Accounting on Deferred Revenue (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$12,387	$—	$12,387	—

Accounting rules, in particular EITF 01-3 “Accounting in a Business Combination for Deverred Revenues of an Acquiree” and EITF 04-11 “Accounting in a Business Combination for Deferred Postcontract Customer Support Revenue of a Software Vendor,” require us to discount the deferred revenue we obtained with our acquisitions of Carreker and Corillian, for certain profits assumed with no expected future cash flows. As these acquisitions took place in the quarter ended June 30, 2007, we expect a more significant impact from this adjustment through the coming fiscal year. The impact will be greater early in the year and will decline as we perform the related services.

Segment Level Impact of Purchase Accounting on Deferred Revenue (000’s)

	June 30,		Change
	2007	2006	$	%

Electronic Commerce	$2,664	$—	$2,664
Software	9,723	—	9,723

Total	$12,387	—	$12,387	—

Deferred revenue from our acquisition of Corillian and the RevE service from Carreker impact our Electronic Commerce Division. Deferred revenue from our acquisition of Carreker, excluding RevE, impacts our Software Division.

SFAS 123(R) — Options Issued Before July 1, 2004 (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$1,619	$4,133	$(2,514)	(60.8)%

Upon our adoption of SFAS 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of July 1, 2005, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amount recorded during the years ended June 30, 2007 and 2006 represent equity-based compensation relating to the vesting of options that were still unvested as of July 1, 2005 but were granted before our implementation of our current incentive compensation philosophy on July 1, 2004, which significantly reduced overall participation and focused on restricted stock awards with limited stock options grants. The charge impacted the operating income of our Electronic Commerce, Investment Services and Software segments, and the operating expense of our Corporate segment. The following chart breaks out the charge, by segment, for each of the periods presented.

Segment Level Impact of SFAS 123(R) — Options Issued Before July 1, 2004 (000’s)

	June 30,		Change
	2007	2006	$	%

Electronic Commerce	$1,177	$2,999	$(1,822)
Software	71	184	(113)
Investment Services	167	425	(258)
Corporate	204	525	(321)

Total	$1,619	$4,133	$(2,514)	(60.8)%

Integration Costs Associated with Acquisitions (000’s)

	June 30,		Change
	2007	2006	$	%

Year ended	$6,116	$—	$6,116	—

We acquired Carreker Corporation in April 2007, Corillian Corporation in May 2007, and substantially all of the assets of Upstream Technologies LLC in May 2007. The $6.1 million of integration cost in the year ended June 30, 2007 represents severance and related employee benefits accrued for redundant positions resulting from our acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007, incremental period costs associated with integration planning activities including third-party integration planning assistance, and related travel costs for the previously mentioned acquisitions. Of the $6.1 million in integration costs, $2.6 million were associated with Electronic Commerce, $2.6 million with Software and $0.9 million with Investment Services. Refer to Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the accrued severance and related employee benefit costs.

Years Ended June 30, 2006 and 2005

Electronic Commerce Segment Information

Electronic Commerce Revenues — Gross (000’s)

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

Fiscal 2006:

	Three Months Ended
	6/30/2006	3/31/2006	12/31/2005	9/30/2005
	(In millions, except revenue per transaction
	and revenue per e-bill delivered)

Transactions
CSP:
Revenue	$111.8	$113.8	$120.5	$122.7
Revenue per transaction	$0.49	$0.52	$0.60	$0.64
Transactions processed	227.5	217.3	199.9	190.3
Non-CSP:
Revenue	$34.4	$36.0	$24.4	$24.3
Revenue per transaction	$0.46	$0.47	$0.34	$0.32
Transactions processed	74.7	76.0	70.8	75.7
Total Transactions:
Revenue	$146.2	$149.8	$144.9	$147.0
Transactions processed	302.2	293.3	270.7	266.0
e-bill Delivery
Revenue	$8.0	$7.4	$7.2	$6.8
Revenue per e-bill delivered	$0.16	$0.16	$0.16	$0.16
e-bills delivered	50.0	46.7	45.2	42.7
Other Electronic Commerce
Revenue	$12.3	$12.2	$11.2	$9.7
Other Performance Metrics
Active subscribers	10.0	9.7	9.0	8.8

Fiscal 2005:

	Three Months Ended
	6/30/2005	3/31/2005	12/31/2004	9/30/2004
	(In millions, except revenue per transaction
	and revenue per e-bill delivered)

Transactions
CSP:
Revenue	$113.9	$109.9	$105.8	$102.3
Revenue per transaction	$0.67	$0.68	$0.70	$0.73
Transactions processed	171.0	162.3	151.2	140.3
Non-CSP:
Revenue	$23.2	$23.0	$22.6	$21.9
Revenue per transaction	$0.31	$0.32	$0.33	$0.33
Transactions processed	73.9	72.1	68.2	65.5
Total Transactions:
Revenue	$137.1	$132.9	$128.4	$124.2
Transactions processed	244.9	234.4	219.4	205.8
e-bill Delivery
Revenue	$6.8	$5.9	$5.3	$4.8
Revenue per e-bill delivered	$0.16	$0.16	$0.16	$0.16
e-bills delivered	41.0	36.8	32.8	29.6
Other Electronic Commerce
Revenue	$9.0	$8.9	$8.4	$9.3
Other Performance Metrics
Active subscribers	7.8	7.4	6.9	6.4

Total payment transaction volume increased by more than 25%, from more than 900 million for the year ended June 30, 2005, to more than 1.1 billion for year ended June 30, 2006, composed of nearly 34% growth in CSP based transactions and more than 6% growth in non-CSP based transactions. Increased revenue from CSP based payment transaction growth was offset by tier-based volume pricing discounts, the expiration of the monthly minimum revenue guarantees from Microsoft in December 2005 and FDC in August 2005, and the negative impact on interest-based revenue from the migration of our largest bank customer from a processing model that guarantees funds to our standard risk-based processing model; all of which, on a combined basis, resulted in a $0.13 decrease in revenue per CSP transaction year-over-year. Our acquisition of PhoneCharge in January 2006 provided relatively high-priced phone-based payments in our non-CSP based business and accounted for approximately half of the annual growth in non-CSP transactions. Growth in other non-CSP based transactions was offset by a decline in walk-in payments as customers began shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions The change in the mix within the non-CSP area resulted in an $0.08 increase in revenue per non-CSP transaction.

We delivered nearly 185 million e-bills for the year ended June 30, 2006, representing growth of 32% over the more than 140 million e-bills delivered in the same period in the prior year. Revenue per e-bill delivered remained consistent at $0.16 throughout the fiscal years ended June 30, 2006 and 2005, respectively.

The year over year increase in Other Electronic Commerce revenue is primarily due to our acquisition of Aphelion in October 2005, designed to enhance growth in our Health & Fitness products.

During the quarter ended June 30, 2006, we experienced sequential quarterly transaction growth which was lower than our expectations, resulting in our Electronic Commerce Division falling short of expected revenue and operating income for the quarter. The reduced growth rate appeared to be the combined result of lower April payment transactions, a slower than normal recovery in the months of May and June, and a slowdown in consumer transaction behavior at our largest bank customer. This phenomenon was not solely bank-based, as transaction growth slowed in all payment channels — online, biller direct, walk-in and IVR phone-based transactions. We were not fully certain as to all of the reasons for this lower than anticipated transaction growth rate as we entered fiscal 2007. See “Executive Summary” above in this Management’s Discussion and Analysis for a discussion of our analysis of transaction growth following then end of fiscal 2006.

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

Software Segment Information:

Software Revenues — Gross (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$109,386	$81,072	$28,314	34.9%

Growth in revenue on a year-over-year basis was mainly due to growth in license sales of our ORM products, primarily contributed to our acquisition of Accurate in April 2005, and incremental professional services provided to implement several of our solutions to customers throughout the year. Our sales pipelines had steadily improved during fiscal 2006. While our first quarter sales are typically low, we were optimistic about the potential for continued sales growth in the coming fiscal year.

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

Investment Services Segment Information:

Investment Services Revenues (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$107,288	$88,079	$19,209	21.8%

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

Investment Services Operating Income (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$16,356	$17,121	$(765)	(4.5)%

Our underlying operating margin has declined from 19% for the year ended June 30, 2005, to 17% for the year ended June 30, 2006, due primarily to additional spending on the enhanced operating system project, CheckFree EPL. We expect our future margin to remain around the mid to upper teens level until completion of CheckFree EPL.

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

Purchase Accounting Amortization (000’s)

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

Segment Level Purchase Accounting Amortization (000’s)

	June 30,		Change
	2006	2005	$	%

Electronic Commerce	$49,072	$130,175	$(81,103)
Software	5,973	2,667	3,306
Investment Services	1,992	604	1,388

Total	$57,037	$133,446	$(76,409)	(57.3)%

SFAS 123(R) — Options Issued Before July 1, 2004 (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$4,133	$—	$4,133	—

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

Segment Level Impact of SFAS 123(R) — Options Issued Before July 1, 2004 (000’s)

	June 30,		Change
	2006	2005	$	%

Electronic Commerce	$2,999	$—	$2,999
Software	184	—	184
Investment Services	425		425
Corporate	525	—	525

Total	$4,133	$—	$4,133	—

Reorganization Charge (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$—	$5,585	$(5,585)	(100.0)%

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

Segment Level Reorganization Charge (000’s)

	June 30,		Change
	2006	2005	$	%

Electronic Commerce	$—	$3,208	$(3,208)
Software	—	1,876	(1,876)
Investment Services	—	313	(313)
Corporate	—	188	(188)

Total	$—	$5,585	$(5,585)	(100.0)%

Write Off of Capitalized Software (000’s)

	June 30,		Change
	2006	2005	$	%

Year ended	$—	$(1,039)	$1,039	(100.0)%

As a result of our acquisition of Accurate in the quarter ended June 30, 2005, we recorded a charge of $1.0 million to write down the value of previously capitalized software due to redundancy between existing company products and those acquired.

Cyclicality and Seasonality

During the quarters ended June 30, 2006 and September 30, 2006, we experienced lower than expected sequential transaction growth within our Electronic Commerce business. By conducting a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years, to date, we have learned that the sequence of long months and short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter effects sequential quarterly transaction growth.

While we see no overall impact on transaction growth, our analysis has revealed a previously undetected cyclical patter within the four quarters of a given fiscal year. We now believe that, barring unusual events, CSP based sequential quarterly transaction growth in the first and fourth quarters of our fiscal year has tended to be lower than CSP based sequential quarterly transaction growth in the second and third quarters of our fiscal year. We will continue to study consumer behavior patterns to further refine our understanding of transaction growth.

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

Liquidity and Capital Resources

The following chart provides a summary of our consolidated statements of cash flows for the appropriate periods:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$233,650	$213,602	$206,095
Net cash used in investing activities	(446,761)	(138,076)	(215,855)
Net cash provided by (used in) financing activities	95,374	(3,971)	(24,113)
Effect of exchange rate changes	628	256	313

Net increase (decrease) in cash and cash equivalents	$(117,109)	$71,811	$(33,560)

As of June 30, 2007, we had $195.1 million of cash, cash equivalents and short-term investments on hand, and an additional $47.4 million in long-term investments. Our consolidated balance sheet reflects a current ratio of 1.1 and working capital of $51.5 million. Due primarily to processing efficiency improvement, we experienced a steady increase in net cash provided by operating activities over the past several years. For the year ended June 30, 2007, we generated $233.7 million of net cash provided by operating activities.

In April 2006, we entered into a revolving credit facility that provides for up to $300 million in revolving credit loans, swingline loans, and the issuance of letters of credit. Unless terminated earlier, the credit facility expires on April 13, 2011. Borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The credit facility also requires the payment of a commitment fee, expressed as a percentage per annum on any unused commitment.

The credit facility contains certain financial covenants requiring us to meet financial ratios and contains operating covenants which, among other things, impose some limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. The credit facility also contains customary events of default, including payment defaults, material inaccuracies in representations and warranties, covenants defaults, cross-defaults to certain other agreements, certain events of bankruptcy and insolvency, ERISA events, judgment defaults in excess of specified amounts, failure of any guaranty supporting the credit facility to be in full force and effect, and a change in control.

Our $206 million acquisition of Carreker closed on April 2, 2007, our $245 million acquisition of Corillian closed on May 15, 2007 and our $28 million purchase of substantially all of the assets of Upstream Technologies closed on May 31, 2007. While cash balances covered a substantial portion of the combined costs, throughout the quarter ended June 30, 2007, we utilized the revolving credit facility to finance a total of $334 million, paying down a substantial portion between the close of Carreker and Corillian. As of June 30, 2007, the credit facility had an outstanding balance of approximately $204 million, which carried an interest rate of approximately 5.9%. The interest charged on the revolving credit facility fluctuates with changes in short-term interest rates.

Due to the payout of annual incentive bonuses and commissions, we expect net cash from operating activities to be relatively low in the quarter ending September 30, 2007. As a result of our $150 million share buy back and the previously mentioned acquisitions, our cash and investment balances have been significantly reduced and the outstanding balance under our revolving credit facility was $204 million as of June 30, 2007. We expect cash flows from operating activities in the coming year to be sufficient to meet our presently anticipated requirements for the near term, and pay off the outstanding balance of our revolving credit facility; however, there can be no assurance that we will be able to pay down the balance at this expected rate. During the quarter ending September 30, 2007, we closed on a sale-leaseback transaction related to a property we owned in Dublin, Ohio. Under the terms of the agreement, we received net proceeds of approximately $22 million from the sale and agreed to a 12-year lease of the facility.

From an investing perspective, we used $446.8 million of cash during the year ended June 30, 2007. We used $222.9 million (net of cash received) for the acquisition of Corillian, $166.9 million (net of cash received) for the acquisition of Carreker, $28.0 million for the purchase of substantially all of the assets of Upstream, $70.9 million for capital expenditures ($29.7 of which was related to the construction of a new data center), $2.3 million for a change in other assets and $0.5 million for the capitalization of software development costs. We generated $44.7 million of cash from the net purchases and sales of investments.

From a financing perspective, we were provided with $95.4 million of cash during the year ended June 30, 2007. We received cash of $334.0 million from borrowings against our revolving credit facility, $30.0 million from borrowings against our data center credit facility, $10.3 million in proceeds from the exercise of stock options, $4.5 million of proceeds from our associate stock purchase plan and $1.0 million of excess tax benefits from our stock-based compensation programs. We used $150.0 million of cash for the repurchase of shares of our common stock, $130.0 million for payments toward the balances drawn off of our revolving credit facility and $4.4 million for principal payments under capital leases and other long term obligations.

In July 2006, our board of directors approved up to $100.0 million for the purpose of repurchasing shares of our common stock through July 31, 2007, and in October 2007 authorized an additional $100.0 million for the same purpose through August 1, 2007. During the year ended June 30, 2007, we used $150.0 million to purchase 3,911,554 shares of our common stock under this program.

On April 13, 2006, we entered into a series of financing and leasing arrangements (the “Agreements”) with a consortium of banks for the purpose of leasing up to two data centers. We will record the construction of the data centers as construction in progress during the construction period and will begin to record depreciation once we have assumed occupancy. Pursuant to the terms of the Agreements, SunTrust is required to purchase a fee simple interest in certain parcels of real property (the “Properties”) specified by CheckFree Services Corporation (“CheckFree Services”), our wholly owned operating company, and CheckFree Services, as construction agent for SunTrust, is required to construct data center facilities (the “Facilities”) on the Properties. The funding for the acquisition of the Properties and the construction of the Facilities will be provided by SunTrust and certain financial institutions. The aggregate limit on the funding to be provided by SunTrust and the financial institutions is $100.0 million. We have drawn approximately $40 million against this facility as of June 30, 2007 at an average interest rate of 6.03%. The interest charged on the revolving credit facility fluctuates with changes in short-term interest rates. We expect to complete construction of one data center and have purchased the land for a second, with a projected funding level of about $53.0 million by November 2007.

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

If CheckFree Services chooses the Remarketing Option, various outcomes may occur under the Agreements, but if the net cash proceeds of any sale are less than an amount equal to the aggregate sum of the outstanding amounts funded by SunTrust and all other lenders, all accrued and unpaid interest on the loans, all unpaid fees owing to SunTrust and any other lender under the operative documents, and all other amounts owing to SunTrust and all other lenders under the lease agreements (the “Outstanding Amounts”), CheckFree Services will be required to pay SunTrust the difference between the sale proceeds and the Outstanding Amounts, but in no event more than approximately 83% for the property in Texas and approximately 85% for the property in Georgia of the Outstanding Amounts. If the net proceeds received from a third party for the Properties and Facilities, or a given Property and Facility, are in excess of the Outstanding Amounts or the Outstanding Amounts related to the specific Property and Facility, the excess shall be paid to CheckFree Services. SunTrust or the Agent may reject a third party purchase offer for the Properties and Facilities or a given Property and Facility under certain conditions.

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

Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We were in compliance with all covenants as of June 30, 2007, and do not anticipate any change in the foreseeable future.

The following table represents a summary of our current contractual obligations and commercial commitments, including interest, which may assist in understanding our expected cash commitments from various obligations we have entered into over time:

	Payments Due Year Ended June 30,
			2009 to	2011 to
Contractual Obligations	Total	2008	2010	2012	Thereafter
	(In thousands)

Operating lease obligations	$120,238	$27,806	$45,928	$20,617	$25,887
Capital lease oligations	4,210	2,159	2,051	—	—
Revolving line of credit	212,981	212,981	—	—	—
Other long-term obligations	74,792	2,419	2,419	2,419	67,535

Total contractual obligations	$412,221	$245,365	$50,398	$23,036	$93,422

Use of Non-GAAP Financial Information

We supplement our reporting of cash flow information determined in accordance with GAAP (Generally Accepted Accounting Principles in the United States of America) by using “free cash flow” in this Annual Report on Form 10-K as a measure to evaluate our liquidity. We define free cash flow as GAAP net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, less the impact of an operating account conversion, plus data center reimbursements. We believe free cash flow provides useful information to management and investors in understanding our financial results and assessing our prospects for future performance. We also use free cash flow as a factor in determining long-term incentive compensation for senior management.

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

We deduct the impact on an ongoing conversion of an operating bank account because we do not believe it should be included in the determination of free cash flow for the periods presented. This adjustment represents outstanding checks against an operating account that we are in the process of closing. We are funding these checks as they clear from other sources of operating cash. We expect these outstanding checks to clear the account by December 31, 2007 at which time the account will be closed.

Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein.

Our free cash flow for the years ended June 30, 2007 and 2006 is calculated as follows (in thousands):

	Year Ended June 30,
	2007	2006

Cash provided by operating activities	$233,650	$213,602
Excluding: Net change in settlement accounts	963	3,430
Less: Capital expenditures	(70,918)	(48,096)
Impact of operating account conversion	(9,443)	—
Plus: Data center reimbursements	30,002	2,046

Free cash flow	$184,254	$170,982

Net cash used in investing activities for the years ended June 30, 2007 and 2006, was $446.8 million and $138.1 million, respectively. Net cash provided by (used in) financing activities for the years ended June 30, 2007 and 2006, was $95.4 million and $(4.0) million, respectively.

Our free cash flow should be considered in addition to, and not as a substitute for, net cash provided by operating activities or any other amount determined in accordance with GAAP. Further, our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing the standard is to improve financial reporting by entities by providing them with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective as of the beginning of our fiscal year 2009, and we are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also contains guidance on correcting misstatements under the dual approach and provides transition guidance for correcting misstatements in prior years. Adjustments required upon adoption of SAB 108 must be disclosed in the notes to the financial statements. SAB 108 is effective for our fiscal year 2007 annual financial statements and we are currently evaluating the impact of the adoption of SAB 108 on our consolidated financial statements.

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

Discussion with the Audit Committee of the Board of Directors.  In determining which of our accounting policies and estimates warranted disclosure as critical in nature, our senior financial management team prepares an analysis of our accounting policies and reviews the policies in detail with our Audit Committee. After discussing the level of management judgment required in complying with our accounting policies, the Audit Committee agrees with us that the following accounting policies are deemed to be critical in nature and should be disclosed as such.

Accounting for Goodwill.  Over the past several years, we have acquired a number of businesses and the electronic billing and payment assets of Bank of America, which resulted in significant goodwill balances. As of June 30, 2007, the balance of goodwill on our consolidated balance sheet totaled $1.0 billion and is spread across our three business segments as follows:

•	Electronic Commerce of $847.7 million;

•	Software of $140.9 million; and

•	Investment Services of $39.0 million.

In accordance with FAS 142, we evaluate goodwill for impairment no less than annually by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The estimate of a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows, growth rates and weighted average cost of capital. Assumed growth rates ranged from 0% to 20% and varied by reporting unit based upon near and medium term growth opportunities. The assumed weighted average cost of capital approximated 13% to 15%. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. We have approximately $1.0 billion of goodwill as of June 30, 2007, none of which is considered impaired, based on recent impairment testing. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to our financial statements.

We perform our annual goodwill impairment review as of April 30 of each year. No indicators of impairment were evident during our review for fiscal year 2007.

Intangible Assets Exclusive of Goodwill.  We have recorded intangible assets that were initially recognized as a result of business combinations. The intangible assets are amortized on a straight-line method over their estimated useful lives. We evaluate, for impairment, the carrying value of acquired intangible assets by comparing the carrying value to the anticipated future undiscounted cash flows expected to be generated from the use of the intangible asset. If an intangible asset is impaired, the asset is written down to fair value. Intangible assets are evaluated in light of actual results from operations and related cash flows to ensure that the carrying value of these intangible assets is recoverable. Significant changes in our results from operations could result in an impairment charge. We have approximately $226 million of intangible assets, exclusive of goodwill, as of June 30, 2007. Given the significance of intangibles, adverse changes to our operations could result in an impairment charge that could be material to the financial statements.

Equity Instruments Issued to Customers.  Within our Electronic Commerce segment, from time to time, we have determined it appropriate to issue warrants to certain of our customers to provide an incentive for them to achieve mutually beneficial long-term objectives. These objectives can take the form of performance against long-term growth targets, such as the number of the third-party’s customers that become active bill paying subscribers of our service or the number of bills distributed electronically to the third party’s customers. Accounting standards for these types of warrants require us to record a charge when it becomes probable that the warrants will vest. For milestone-based warrants the amount of the charge would be the fair value of the portion of the warrants earned by the customer based on their progress towards achieving the milestone(s) required to vest in the warrants. At each reporting date, we would determine the current fair value of the portion of the warrants previously earned and true- up the charges previously recorded. In addition, we would record a charge for the fair value of the additional portion of the warrants earned during that period, again based on the customer’s progress towards the vesting milestones. This would continue until the warrants vest, at which time a final fair value is determined and the charge is adjusted accordingly. At the time we issued these warrants, accounting standards in place indicated that the charge for these type warrants be recorded as an expense. Since then, the EITF issued EITF 01-09. This guidance became effective for financial statements issued after December 15, 2001, and is retroactively applied to existing equity instruments previously issued. It requires that the charge for the fair value of these types of warrants be recorded against revenue up to the cumulative amount of revenue recognized for a customer instead of to expense as was previously the case. Management must use judgment in determining when the vesting of a warrant becomes probable. During the quarter ended March 31, 2007, the vesting of one million performance-based warrants held by a customer resulted in a non-cash charge of $11.0 million against revenue. As of June 30, 2007, we had four million unvested warrants outstanding that expire in October 2010 that could potentially result in a charge against our revenue that could be material to our financial statements.

Income Taxes and Deferred Income Taxes.  We are subject to periodic audits of our income tax returns by U.S. federal, state and local agencies as well as foreign jurisdictions. The Internal Revenue Service is currently conducting an audit of our income tax returns for tax years June 30, 2005. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, , we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved. We have also established a valuation allowance for state and foreign loss carryforwards, as well as tax credit carryforwards as we believe that it is more likely than not that the tax benefits of these items will not be realized. The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, we make determinations about the likelihood that the specific taxing authority may challenge the tax deductions that we have taken on our tax return. Based on information about other tax settlements, we estimate amounts that we may settle with taxing authorities in order to conclude audits. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made. As of June 30, 2007, we had established tax reserves of $7.8 million and valuation allowances of $10.7 million. As of June 30, 2007, we have $74.15 million of deferred income tax assets recorded on our consolidated balance sheet, $10.2 million of which are recorded in the current asset section of our consolidated balance sheet, and $66.2 million of which are recorded in the long term asset section of our consolidated balance sheet, and $2.3 million of long-term deferred tax liabilities in accordance with GAAP. While our current projections indicate we will be able to fully utilize our remaining deferred income tax benefits, should competitive pressures or other business risks result in a significant variance to our projected taxable income, we could be required to establish a valuation allowance for our remaining deferred tax asset balances.

Investments.  A large portion of our investments is reflected at fair value in our consolidated balance sheets based on quoted market prices or estimates from independent pricing services. Changes in estimated future cash flows or an issuer’s credit quality will result in changes in fair value estimates. Fixed maturity securities classified as available-for-sale are carried at fair value and the impact of changes in fair value are recorded as an unrealized gain or loss in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet. In addition, fixed maturity securities are subject to our review to identify when a decline in value is other-than-temporary. Factors we consider in determining whether a decline in value is other-than-temporary include: whether the decline is substantial; the duration of the decline, generally greater than six months; the reasons for the decline in value; whether it is a credit event or whether it is interest rate related; our ability and intent to hold the investment for a period of time that will allow for a recovery in value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other-than-temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings. This corresponding charge is referred to as impairment and is reflected in our consolidated statement of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Safe Harbor Statement under the Private Securities Litigation and Reform Act of 1995

Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability, our cash flows and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Annual Report and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the SEC. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

With our acquisitions of BlueGill in April 2000, HelioGraph in November 2003, Accurate in April 2005, and Carreker in 2007, we now maintain multiple offices in the United Kingdom, as well as offices in Luxembourg and Australia. As a result, we have assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. We utilize pounds sterling as the functional currency for the United Kingdom, the Euro as the functional currency for Luxembourg and the Australian dollar as the functional currency for Australia. Due to the relatively immaterial nature of the amounts involved, our economic exposure from fluctuations in foreign exchange rates is not significant enough at this time to engage in a formal hedging program that uses various financial instruments to mitigate this risk.

While our international sales represented approximately four percent of our consolidated revenues for the year ended June 30, 2007, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.

Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations primarily carry fixed interest rates.

On April 13, 2006, we entered into a revolving credit facility that provides for up to $300.0 million in revolving credit loans, swingline loans, and the issuance of letters of credit. Unless terminated earlier, the credit facility expires on April 13, 2011. Any borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated EBITDA. As of June 30, 2007, the amount outstanding under the facility was $204.0 million at an average rate of 5.87%. The interest charged on the facility fluctuates with changes in short-term interest rates; however, we do not believe that a 10% change in the interest rate on our revolving credit facility balance would have a material impact on us.

On April 13, 2006, we entered into a series of financing and leasing arrangements with a consortium of banks for the purpose of funding the construction of up to two data centers. The aggregate limit on the funding to be provided by the consortium of banks is $100.0 million. As of June 30, 2007, the amount outstanding under the facility was $40.1 million at an average rate of 6.03%. The interest charged on the facility fluctuates with changes in short-term interest rates; however, we do not believe that a 10% change in the interest rate on our data center facility balance would have a material impact on us.

As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate sensitive portion of processing and servicing revenue. Accordingly, from time to time we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate sensitive revenue. As of June 30, 2007, we had no swap transactions outstanding.

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

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, the Report of Independent Registered Public Accounting Firm and our Consolidated Financial Statements as of June 30, 2007 and 2006, and for each of the years in the three year period ended June 30, 2007, follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
CheckFree Corporation and Subsidiaries
Norcross, Georgia

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that CheckFree Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Carreker Corporation, which was acquired on April 2, 2007, Corillian Corporation, which was acquired on May 15, 2007, and Upstream Technologies LLC, which substantially all the assets were acquired on May 31, 2007 and whose combined financial statements constitute 22.8 percent of total assets and 2.4 percent of revenues, of the consolidated financial statement amounts as of and for the year ended June 30, 2007. Accordingly, our audit did not include the internal control over financial reporting at Carreker Corporation, Corillian Corporation and Upstream Technologies LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CheckFree Corporation and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2007, and the consolidated financial statement schedule listed in the index at Item 15, and our report dated August 24, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

Atlanta, Georgia
August 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CheckFree Corporation and Subsidiaries
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of CheckFree Corporation and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audit also included the financial statement schedule, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CheckFree Corporation and Subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, effective July 1, 2005, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Atlanta, Georgia
August 24, 2007

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
	(In thousands, except
	share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,974	$173,083
Settlement assets	127,661	107,128
Investments	139,153	144,530
Accounts receivable, net	221,320	146,605
Prepaid expenses and other assets	42,759	39,810
Deferred income taxes	10,189	7,311

Total current assets	597,056	618,467

PROPERTY AND EQUIPMENT, NET	156,113	100,217

OTHER ASSETS:
Capitalized software, net	3,668	3,755
Goodwill	1,027,512	734,591
Strategic agreements, net	81,063	106,005
Other intangible assets, net	140,804	62,416
Investments and restricted cash	47,390	78,559
Other noncurrent assets	11,426	8,779
Deferred income taxes	66,246	45,240

Total other assets	1,378,109	1,039,345

Total assets	$2,131,278	$1,758,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,868	$16,967
Settlement obligations	123,302	103,732
Accrued liabilities	100,944	74,366
Current portion of long-term obligations	206,022	767
Deferred revenue	79,391	40,301

Total current liabilities	545,527	236,133

ACCRUED RENT AND OTHER	4,663	3,844

DEFERRED INCOME TAXES	2,284	2,964

DEFERRED REVENUE	3,281	3,021

CAPITAL LEASE AND LONG-TERM OBLIGATIONS, Less current portion	68,021	28,432

STOCKHOLDERS’ EQUITY:
Preferred stock — 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock — 500,000,000 authorized shares, $0.01 par value; issued and outstanding 87,974,284 and 90,867,834 shares, respectively	880	909
Additional paid-in-capital	2,376,278	2,482,309
Accumulated other comprehensive gain (loss)	3,896	(1,593)
Accumulated deficit	(873,552)	(997,990)

Total stockholders’ equity	1,507,502	1,483,635

Total liabilities and stockholders’ equity	$2,131,278	$1,758,029

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006	2005
	(In thousands, except
	share and per share data)

REVENUES:
Processing and servicing	$809,814	$754,076	$660,541
License fees	46,209	35,196	28,458
Maintenance fees	55,217	42,218	31,231
Professional fees	61,404	47,912	29,617

Total revenues	972,644	879,402	749,847

EXPENSES:
Cost of processing, servicing and support	401,176	342,535	296,912
Research and development	112,077	101,854	80,039
Sales and marketing	98,459	87,418	69,106
General and administrative	79,057	61,948	57,486
Depreciation and amortization	90,937	99,530	175,719
Reorganization charges	—	—	5,585

Total expenses	781,706	693,285	684,847

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND EXPENSES	190,938	186,117	65,000
OTHER:
Equity in net loss of joint venture	(1,078)	(3,100)	(2,984)
Interest income	12,693	13,441	8,809
Interest expense	(3,099)	(986)	(1,094)
Gain on investments	—	—	592

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	199,454	195,472	70,323
INCOME TAX EXPENSE	75,016	74,455	24,560

INCOME FROM CONTINUING OPERATIONS	124,438	121,017	45,763
Income from discontinued operations before income taxes (including a gain on disposal of $12,821 in 2006)	—	14,310	1,518
Income tax expense on discontinued operations	—	8,064	480

Income from discontinued operations	—	6,246	1,038

NET INCOME	$124,438	$127,263	$46,801

BASIC EARNINGS PER SHARE:
Continuing operations	$1.41	$1.33	$0.51
Discontinued operations	$—	$0.07	$0.01

Total basic	$1.41	$1.40	$0.52

Weighted average number of shares	88,313,049	90,984,495	90,767,054

DILUTED EARNINGS PER SHARE:
Continuing operations	$1.37	$1.29	$0.49
Discontinued operations	$—	$0.07	$0.01

Total diluted	$1.37	$1.36	$0.50

Weighted average number of shares	90,896,186	93,708,295	92,914,597

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of	Number of	Common	Additional
	Shares of	Shares of	Stock	Paid in
	Common Stock	Treasury Stock	at Par	Capital
	(In thousands, except share data)

BALANCE AT JUNE 30, 2004	90,164,926	—	$902	$2,471,062
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—
Unrealized loss on foreign currency translation	—	—	—	—
Unrealized loss on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income	—	—	—	—
Stock options exercised	710,396	—	7	10,200
Tax benefit associated with exercise of stock options	—	—	—	4,028
Employee stock purchases	165,098	—	2	3,995
Treasury shares acquired	—	(891,200)	—	—
Treasury shares retired	(891,200)	891,200	(9)	(33,451)
401(k) match	108,484	—	1	3,069
Unearned compensation	—	—	—	8,721
Equity based compensation	—	—	—	1,560

BALANCE AT JUNE 30, 2005	90,257,704	—	903	2,469,184
Net income	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—
Unrealized gain on foreign currency translation	—	—	—	—
Unrealized gain on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income	—	—	—	—
Stock options exercised	1,113,286	—	11	23,747
Tax benefit associated with exercise of stock options	—	—	—	8,907
Employee stock purchases	122,334	—	1	4,066
Treasury shares acquired	—	(707,732)	—	—
Treasury shares retired	(707,732)	707,732	(7)	(33,593)
401(k) match	82,242	—	1	4,053
Amortization of unearned compensation	—	—	—	(6,168)
Equity based compensation	—	—	—	12,113

BALANCE AT JUNE 30, 2006	90,867,834	—	909	2,482,309
Net Income	—	—	—	—
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	—
Unrealized gain (loss) on foreign currency translation	—	—	—	—
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—
Total comprehensive income	—	—	—	—
Stock options exercised	714,930	—	7	10,241
Tax benefit associated with exercise of stock options	—	—	—	4,611
Employee stock purchases	126,187	—	1	4,664
Treasury shares acquired	—	(3,911,554)	—	—
Treasury shares retired	(3,911,554)	3,911,554	(39)	(149,961)
401(k) match	176,887	—	2	2,734
Equity based compensation	—	—	—	10,730
Impact of vested warrants	—	—	—	10,950

BALANCE AT JUNE 30, 2007	87,974,284	—	$880	$2,376,278

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Accumulated
	Other	Treasury			Total
	Comprehensive	Stock	Unearned	Accumulated	Stockholders’
	Income/(Loss)	at Cost	Compensation	Deficit	Equity
	(In thousands, except for share data)

BALANCE AT JUNE 30, 2004	$(728)	—	—	$(1,172,054)	$1,299,182
Net income	—	—	—	46,801	46,801
Unrealized loss on available-for-sale securities, net of tax	(174)	—	—	—	(174)
Unrealized loss on foreign currency translation	(800)	—	—	—	(800)
Unrealized loss on cash flow hedges, net of tax	(549)	—	—	—	(549)

Total comprehensive income	—	—	—	—	45,278
Stock options exercised	—	—	—	—	10,207
Tax benefit associated with exercise of stock options	—	—	—	—	4,028
Employee stock purchases	—	—	—	—	3,997
Treasury shares acquired	—	(33,460)			(33,460)
Treasury shares retired	—	33,460			—
401(k) match	—	—	—	—	3,070
Unearned compensation	—	—	(8,721)	—	—
Amortization of unearned compensation	—	—	2,553	—	2,553
Equity based compensation	—	—	—	—	1,560

BALANCE AT JUNE 30, 2005	(2,251)	—	(6,168)	(1,125,253)	1,336,415
Net income	—	—	—	127,263	127,263
Unrealized loss on available-for-sale securities, net of tax	(1,015)	—	—	—	(1,015)
Unrealized gain on foreign currency translation	687	—	—	—	687
Unrealized gain on cash flow hedges, net of tax	986	—	—	—	986

Total comprehensive income	—	—	—	—	127,921
Stock options exercised	—	—	—	—	23,758
Tax benefit associated with exercise of stock options	—	—	—	—	8,907
Employee stock purchases	—	—	—	—	4,067
Treasury shares acquired	—	(33,600)			(33,600)
Treasury shares retired	—	33,600			—
401(k) match	—	—	—	—	4,054
Amortization of unearned compensation	—	—	6,168	—	—
Equity based compensation	—	—	—	—	12,113

BALANCE AT JUNE 30, 2006	(1,593)	—	—	(997,990)	1,483,635
Net Income	—	—	—	124,438	124,438
Unrealized gain (loss) on available-for-sale securities, net of tax	780	—	—	—	780
Unrealized gain (loss) on foreign currency translation	4,602	—	—	—	4,602
Unrealized gain (loss) on cash flow hedges, net of tax	107	—	—	—	107

Total comprehensive income	—	—	—	—	129,927
Stock options exercised	—	—	—	—	10,248
Tax benefit associated with exercise of stock options	—	—	—	—	4,611
Employee stock purchases	—	—	—	—	4,665
Treasury shares acquired	—	(150,000)			(150,000)
Treasury shares retired	—	150,000			—
401(k) match	—	—	—	—	2,736
Equity based compensation	—	—	—	—	10,730
Impact of vested warrants	—	—	—	—	10,950

BALANCE AT JUNE 30, 2007	$3,896	—	—	$(873,552)	$1,507,502

See Notes to the Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$124,438	$127,263	$46,801
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net loss of joint venture	1,078	3,100	2,984
Depreciation and amortization	90,937	100,020	176,598
Expenses related to data center	1,021	—	—
Deferred income tax benefit	(9,229)	(8,021)	(13,701)
Gain on investments	—	—	(592)
Equity-based compensation	14,491	17,177	8,193
Vested warrants held by a customer	10,950	—	—
Gain from discontinued operations	—	(12,821)	—
Net (gain)/loss on disposition of property and equipment	(540)	418	277
Changes in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	(963)	(3,430)	153
Accounts receivable	(26,302)	(17,367)	(11,994)
Prepaid expenses and other	(1,412)	(9,772)	(6,211)
Accounts payable	12,210	3,547	(1,750)
Accrued liabilities and other	(3,189)	7,640	4,238
Deferred revenue	20,160	5,848	1,099

Net cash provided by operating activities	233,650	213,602	206,095
INVESTING ACTIVITIES:
Purchase of property and software	(41,179)	(48,096)	(33,893)
Proceeds from sale of business	—	18,593	—
Capitalization of software development costs	(481)	(875)	(1,706)
Purchase of property and equipment for data center facility	(29,739)	—	—
Purchase of businesses, net of cash acquired	(417,775)	(136,143)	(54,934)
Purchase of investments-Available for sale	(298,078)	(429,949)	(380,672)
Proceeds from sales and maturities of investments — Available for sale	345,092	466,011	262,704
Purchase of other investments, net	(2,296)	(411)	(197)
Investment in joint venture	—	(3,190)	(2,818)
Change in other assets	(2,305)	(4,016)	(4,339)

Net cash used in investing activities	(446,761)	(138,076)	(215,855)
FINANCING ACTIVITIES:
Proceeds from long-term financing	334,000	—	—
Principal payments of long-term financing	(130,000)	—	—
Principal payments under capital lease and other long-term obligations	(4,384)	(2,469)	(5,108)
Proceeds from exercise of stock options	10,248	23,758	10,207
Excess tax benefit from equity-based compensation	960	3,012	—
Purchase of treasury stock	(150,000)	(33,600)	(33,460)
Proceeds from associates stock purchase plan	4,548	4,377	4,248
Payment of deferred financing fees	—	(1,095)	—
Proceeds from data center facility credit line	30,002	2,046	—

Net cash provided by (used in) financing activities	95,374	(3,971)	(24,113)
Effect of exchange rate changes on cash and cash equivalents	628	256	313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(117,109)	71,811	(33,560)
CASH AND CASH EQUIVALENTS:
Beginning of period	173,083	101,272	134,832

End of period	$55,974	$173,083	$101,272

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references to “we,” “us” and “our” in this Annual Report on Form 10-K mean CheckFree Corporation and all entities owned or controlled by CheckFree Corporation, except where it is made clear that the term only means the parent company.

Organization

CheckFree Corporation is the parent company of CheckFree Services Corporation (“CheckFree Services”), the principal operating company of our business. CheckFree Services was founded in 1981 and is a leading provider of financial electronic commerce products and services. See Note 19 for a description of our business segments.

Principles of Consolidation

The accompanying consolidated financial statements include the results of our operations and the results of our wholly owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.

Use of Estimates

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during our reporting period. On an ongoing basis we evaluate our estimates. Estimates are based on historical experience and various other assumptions that are believed to be reasonable under applicable circumstances. Our actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Investments

We have certain investments in marketable debt securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Our available-for-sale investments are recorded at fair value and changes in fair value are recorded as unrealized gains and losses, net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity on our consolidated balance sheet. We regularly evaluate whether declines in fair value of our available-for-sale investments result in other-than-temporary impairments. In performing this evaluation, we assess the severity and duration of an impairment, the recovery of fair value, and our ability and intent to hold the security. If it is determined that a security suffers an other than temporary impairment, the fair value is recorded as the new cost basis.

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

In April 2004, we entered into a joint venture, OneVu Limited (“OneVu”), with Voca Limited (“Voca”), in the United Kingdom to create an integrated electronic billing and payment network for billers and banks in the United Kingdom. We currently have a 46.6% equity interest in OneVu, therefore, we account for our interest in OneVu under the equity method of accounting. We provided 100% of OneVu’s necessary working capital requirements during its formative stage, and therefore, the equity in net loss of OneVu represents 100% of the loss incurred by OneVu through March 31, 2006. In March 2006, we entered into an additional funding arrangement with Voca related to OneVu whereby both joint venture partners contributed approximately $0.8 million in exchange for a security interest subordinate to our previous funding. OneVu obtained a line of credit facility from a bank in the amount of approximately $2.7 million. Accordingly, beginning in April 2006, we continued to record the operations of OneVu on the equity basis of accounting recognizing only 46.6% of the results of operations of OneVu. We have invested $7.2 million in the joint venture. We did not invest any amount into the joint venture during the year ended June 30, 2007.

Settlement Assets and Obligations

Amounts receivable from our agents and customers, as well as amounts payable to our agents and customers associated with our walk-in payment services, are classified as settlement assets and obligations. The majority of these assets and obligations result from timing differences between our agents collecting funds from the consumers making the payments and depositing the funds collected into our bank accounts. Settlement assets and obligations arise due to our reporting of transactions to our customers prior to fulfilling the payment obligation.

Concentrations of Credit Risk

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

Capitalized Software

Capitalized software includes purchased technology associated with acquisitions and capitalized internal development costs. Purchased technology is initially recorded based on the fair value allocated at the time of acquisition. Internal development costs are capitalized in accordance with the provisions of either SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) or Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Unamortized capitalized software costs in excess of estimated future net realizable values from a particular product are written down to estimated net realizable value. We determine whether software costs fall under the provisions of SFAS 86 or SOP 98-1 and account for them as follows:

•	SFAS 86 — Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the technological feasibility of the subject software product has been established are capitalized in accordance with SFAS 86. Capitalization continues until the related products are available for distribution to customers. Capitalized software costs are amortized on a product-by-product basis using either the estimated economic life of the product on a straight-line basis over three to five years, or the current year gross product revenue to the current and anticipated future gross product revenue, whichever produces the greater annual amortization.

•	SOP 98-1 — Software costs incurred in the preliminary project stage are expensed as incurred. Software costs incurred after the preliminary project stage is complete, we have committed to the project, and it is probable the software will be used to perform the function intended are capitalized in accordance with SOP 98-1. Capitalized software costs are amortized on a product-by-product basis using the estimated economic life of the product on a straight-line basis, generally three to five years. Capitalized software costs not expected to be completed and placed in service are written down to estimated fair value.

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

We perform our annual goodwill impairment review at least annually on April 30 of each year. No indicators for impairment were evident during our review for fiscal years 2007 or 2006.

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we review long-lived assets for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required (normally measured by the expected present value technique). There were no indicators of impairment during our review for fiscal years 2007 or 2006.

Transaction Processing

In connection with the timing of our financial transaction processing, we are exposed to credit risk in the event of nonperformance by other parties, such as returns. We utilize credit analysis and other controls to manage our credit risk exposure. We also maintain a reserve for future returns. This reserve is included in accounts receivable on our consolidated balance sheet.

Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). This Statement requires disclosure of total non-shareowner changes in equity and its components. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by and distributions to shareowners. The components of accumulated other comprehensive income (loss), a component of stockholders’ equity on our consolidated balance sheet, applicable to us are unrealized gains or losses of available-for-sale securities and derivative instruments, as well as unrealized foreign currency translation differences. As of June 30, 2007, unrealized foreign currency translation gains of $4.3 million, gross unrealized gains of $1.4 million offset by gross unrealized loss of $2.4 million from our available-for-sale securities, net of deferred taxes of $0.4 million have been recorded in accumulated other comprehensive income loss, a component of stockholders’ equity of our consolidated balance sheet.

Stock-Based Compensation

On July 1, 2005, we adopted, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”) using the modified prospective method. SFAS 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Upon our adoption of SFAS 123(R), we began recording compensation cost related to equity-based awards that were unvested as of July 1, 2005, as well as for all new equity-based awards after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R)required the elimination of unearned compensation (contra-equity account) related to earlier awards against the appropriate equity accounts of our consolidated balance sheet.

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123(R), our net income (loss) and net income (loss) per share for the year ended June 30, 2005 would have been as follows (in thousands, except per share data):

Year Ended
June 30, 2005

Net income, as reported	$46,801
Stock-based compensation included in net income	3,677
Stock-based compensation under SFAS 123(R)	(9,281)

Pro forma net income	$41,197

Pro forma earnings per share
Basic and diluted	$0.45

Stock-Related Transactions With Third Parties

We account for stock warrants issued to third parties, including customers, in accordance with the provisions of SFAS 123(R), EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”). Under the provisions of EITF 96-18, because none of the agreements have a disincentive for non-performance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. EITF 01-9, requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer.

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

Foreign Currency Translation

The financial statements of our foreign subsidiaries are measured using the local currency as the functional currency. Operations using a local currency other than the U.S. dollar are located in the United Kingdom, Canada, European Union, and Australia. Foreign currency denominated assets and liabilities for these operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the remeasurement of assets and liabilities of those entities from the functional currency to the U.S. dollar are included in accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet. Recognized gains and losses from currency exchange transactions are recorded in operating expenses in our consolidated statements of operations and were not material to our consolidated results of operations for fiscal years 2007, 2006 and 2005.

Revenue Recognition

Our sources of revenue and methodology of recognition is as follows:

•	Processing and Servicing — Processing and servicing includes revenues from transaction processing, electronic funds transfer and monthly service fees on consumer funds transfer services. We recognize revenues when the services have been performed. Certain customer agreements include minimum monthly revenue commitments to us and, of those agreements, some have provisions that allow these minimum commitments to be credited against future services, as defined. We defer any portion of the minimum revenue commitments that we expect to be credited against future services until the future services are performed or the credits expire unused. Our estimate of minimums to be credited against future services is primarily based on customer specific historical experience and volume and growth experience with other customers. Transaction fees related to our walk-in payment operations are recorded gross of agent commissions if we are required to invoice our customers for such fees and remit the commission to our agents. As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to the applicable merchants. These revenues, which are generated from trust account balances not included on our consolidated balance sheets, are included in our processing and servicing revenues and totaled $40.0 million, $41.6 million and $26.6 million for the years ended June 30, 2007, 2006 and 2005, respectively.

•	License Fees — We recognize revenues on software transactions in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” based on the terms and conditions in the contract. In accordance with the provisions of SOP 97-2, revenues from software license agreements are recognized when there is persuasive evidence that an arrangement exists, the fee is fixed or determinable, collectibility is probable and the software has been delivered, provided that no significant obligation remains under the contract. We have multiple-element software arrangements which in addition to software licensing typically also include professional services and maintenance services. For these arrangements, we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements, based on vendor specific objective evidence of fair value, is deferred. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. We determine the fair value of the undelivered elements based on the amounts charged when those elements are sold separately. Contracts accounted for under the percentage-of-completion method are generally measured based on the ratio of labor costs incurred to total estimated labor costs to be incurred. Changes in estimates to complete and revisions in overall profit estimates on these contracts are charged to earnings in the period in which they are determined. We accrue for contract losses if and when the current estimate of total contract costs exceeds total contract revenue. Where a customer enters into arrangements to purchase software and services on a subscription basis, we recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Under these arrangements, we defer recognition of the implementation and license revenue and recognize them ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship. Costs associated with implementation are deferred and recognized ratably over the life of the arrangements.

•	Maintenance Fees — We recognize maintenance fee revenues ratably over the term of the related contractual support period, generally 12 months.

•	Professional Fees — Other revenues consist primarily of consulting and training services. We recognize consulting revenues as services are performed and training revenues are recognized upon delivery of the related services.

Our customers are billed in accordance with contract terms. We do not record deferred revenue until all contractual obligations are met. Maintenance is generally billed in advance on an annual basis. We record any unrecognizable portion of billed fees as deferred revenue until such time as revenue recognition is appropriate. Credit losses, if any, are contemplated in the establishment of the allowance for doubtful accounts.

Advertising Costs

We expense advertising costs as incurred in accordance with SOP 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising expense for the years ended June 30, 2007, 2006 and 2005 was $5.8 million, $6.0 million and $6.1 million, respectively. Advertising expenses are included in sales and marketing costs in our consolidated statements of operations.

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

Business Segments

We report information about our business segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Statement defines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. See Note 19 for our segment information.

Related Parties

We consider certain entities to be related parties as defined by SFAS 57, “Related Party Disclosures” (“SFAS 57”), based on the ability to designate for election a director to our board of directors as well as the level of share ownership. First Data Corporation (“FDC”) was considered a related party until the beginning of our quarter ended September 30, 2004 On August 29, 2006, we entered into an agreement with Microsoft terminating its stockholder agreement, dated September 1, 2000, that gave Microsoft Corporation the right to designate for election a director to our board. As a result of the termination, Microsoft is no longer considered a related party for financial statement purposes.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB Standard No. 115 applies to all entities with available-for-sale and trading securities. The FASB’s stated objective in issuing this standard is to improve financial reporting by entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedging accounting provisions. The provisions of SFAS 159 are effective as of the beginning of our fiscal year 2009, and we are currently evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, which is intended to increase comparability in the financial reporting of income taxes. FIN 48 provides additional guidance regarding the recognition and measurement of uncertain tax positions in a company’s consolidated financial statements by establishing a “more-likely-than-not” recognition threshold. Once the threshold has been met, companies are required to recognize the largest amount of the benefit that is greater than 50 percent likely (on an accumulated basis) of being realized upon ultimate settlement with the taxing authority. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, and we are currently evaluating the impact of the adoption of FIN 48 on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also contains guidance on correcting misstatements under the dual approach and provides transition guidance for correcting misstatements in prior years. Adjustments required upon adoption of SAB 108 must be disclosed in the notes to the financial statements. The adoption of SAB No. 108 did not have a material effect on our results of operations and financial condition.

NOTE 2.	ACQUISITIONS AND DIVESTITURES

Fiscal 2007:

Upstream Technologies LLC Acquisition

In May 2007, we completed the purchase of substantially all of the assets of Upstream Technologies LLC (“Upstream”), a provider of advanced investment decision support and trade order management tools, for approximately $28.0 million in cash. We anticipate Upstream will enhance our Investment Services Division with their technology and experience in the industry. Based on our preliminary purchase price allocation, we recorded goodwill of approximately $26.8 million, which is deductible for tax purposes. We are in the process of determining whether there are any other intangibles to which the purchase price must be allocated to. We expect to complete this analysis by the end of our second quarter of fiscal year 2008.

Corillian Corporation Acquisition

In May 2007, we completed the acquisition of Corillian Corporation (“Corillian”), a provider of online banking software and services, for approximately $245.0 million in cash. The addition of Corillian expands our ability to provide a fully integrated, secure and scalable online banking, electronic billing, and payment platform. In determining the preliminary purchase price allocation, we are using a third-party valuation specialist to assist us in determining the fair value intangible assets. We preliminarily recorded goodwill of approximately $155.1 million, which is not deductible for tax purposes. Corillian is a part of our Electronic Commerce Division. The components of the purchase price were (in thousands):

Cash paid	$245,349
Direct costs	485
Liabilities assumed	15,587

$261,421

As noted above, our preliminary allocation of the Corillian purchase price is as follows (in thousands):

Current assets	$43,490
Property and equipment	4,188
Intangibles and other non-current assets	213,743

Total assets	$261,421

Current liabilities	$13,303
Other non-current liabilities	2,284

Total liabilities	$15,587

The preliminary values allocated to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life

Customer base	$30,300	10 yrs
Current technology	13,370	3-5 yrs
Tradenames	1,000	2 yrs

Carreker Corporation Acquisition

In April 2007, we completed the acquisition of Carreker Corporation (“Carreker”), a provider of technology and consulting services for the financial services industry, for approximately $206.0 million in cash. The acquisition of Carreker expands our ability to provide tools that assist global financial institutions with payments processing, fraud and risk management, cash logistics and expert consultancy in the areas of float management and the convergence of check and electronic payments. In determining the preliminary purchase price allocation, we are using a third-party valuation specialist to assist us in determining the fair value of intangible assets. We preliminarily recorded goodwill of approximately $105.8 million, which is not deductible for tax purposes. Carreker operations are split among our Software and Electronic Commerce Divisions based on product offerings. The components of the purchase price were (in thousands):

Cash paid	$206,312
Direct costs	800
Liabilities assumed	33,934

$241,046

As noted above, our preliminary allocation of the Carreker purchase is as follows (in thousands):

Current assets	$76,832
Property and equipment	3,252
Intangibles and other non-current assets	160,962

Total assets	$241,046

Current liabilities	$33,934

The preliminary values allocated to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life

Customer base	$31,300	7 yrs
Current technology	19,900	5 yrs
Tradenames	1,600	1 yr

The following represents our results on a pro forma basis as if these three acquisitions on a combined basis occurred on the first day of our fiscal year 2006 (In thousands, except per share data).

Pro Forma Consolidated Statements of Operations

	For the Year Ended
	June 30,
	2007	2006

Total Revenues	$1,107,000	$1,021,000

Income from continuing operations before other income and expense	182,000	153,000

Net income	$109,000	$95,000

Net income per share:
Basic	$1.23	$1.04
Diluted	$1.19	$1.01

Fiscal 2006:

PhoneCharge, Inc. Acquisition

In January 2006, we completed the acquisition of PhoneCharge, Inc. (“PhoneCharge”), a provider of telephone and Internet-based bill payment services, for approximately $100.0 million in cash. Along with additional biller relationships, PhoneCharge brought us telephone bill payment capabilities with credit card based payment funding capability. We recorded goodwill of approximately $67.8 million, which is deductible for tax purposes. PhoneCharge is a part of our Electronic Commerce Division. The values allocated to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life

Customer base	$25,000	5 yrs
Current technology	4,400	5 yrs
Tradenames	1,700	3 yrs

Aphelion, Inc. Acquisition

In October 2005, we completed the acquisition of substantially all of the assets of Aphelion, Inc. (“Aphelion”), a provider of health club management software and services for approximately $18.1 million in cash. The addition of Aphelion expanded the number of clubs we served, strengthened our presence in the mid-sized and independent club markets, and brought us prospective electronic funds transfer customers. We recorded goodwill of approximately $10.7 million, which is deductible for tax purposes. Aphelion is a part of our Electronic Commerce Division. The values allocated to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life

Customer base	$5,000	5 yrs
Current technology	1,300	5 yrs
Tradenames	600	3 yrs
Covenants not to compete	320	2 yrs

Integrated Decision Systems, Inc. Acquisition

In September 2005, we completed the purchase of substantially all of the assets of Integrated Decision Systems, Inc. (“IDS”), a provider of enterprise portfolio management solutions to the financial services industry, for approximately $18.0 million in cash. The acquisition of IDS extends our client base to include more participants in the investment management industry. We recorded goodwill of approximately $8.0 million, which is deductible for tax purposes. The business was integrated with our Investment Services Division. The values allocated to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life

Customer base	$7,000	6 yrs
Current technology	1,831	3 yrs
Tradenames	500	3 yrs

Disposition of M-Solutions

On February 6, 2006, we completed the sale of the assets of the M-Solutions business unit, which was part of our Investment Services Division, for $18.6 million in cash, subject to post-closing adjustments. The sale was the result of an unsolicited offer and resulted in a gain on disposal of $12.8 million. As a result of this disposition, the operating results of the M-Solutions business for the current and prior periods through the disposition date have been reclassified as discontinued operations in the Consolidated Financial Statements and related notes. M-Solutions generated revenue of $5.0 million during the year ended June 30, 2006 prior to its disposition. The estimated carrying amount of the major classes of assets and liabilities included as part of our disposal group as of February 6, 2006, were as follows (in thousands):

Total current assets	$1,174
Property and equipment, net	369
Goodwill	7,250
Other intangible assets, net	1,305

Total other assets	8,555

Total assets	$10,098

Total liabilities	$4,326

Fiscal 2005:

Accurate Software Limited Acquisition

In April 2005, we completed the acquisition of Accurate Software Limited (“Accurate”), a United Kingdom-based provider of reconciliation, exception management, workflow and business intelligence solutions, for approximately $57.0 million in cash. We completed the acquisition of Accurate to further solidify our leadership in financial software and services, expand our global presence and client base, and drive continued product innovation in operational risk management solutions for banks, brokerages and corporations.

Accurate is part of our Software Division. We recorded assets and liabilities based on their fair market values at the date of the acquisition. Based on the purchase price allocation, we recorded goodwill of approximately $40.1 million, which is not deductible for tax purposes. As a direct result of our acquisition of Accurate, we recorded a charge in the amount of $1.0 million to write down the value of previously capitalized software due to technology redundancy. This charge is included in depreciation and amortization within our consolidated statement of operations for the year ended June 30, 2005. The values allocated to other acquired intangible assets and their respective future lives are as follows (in thousands):

	Intangible	Useful
	Asset	Life

Customer relationships	$11,000	6 yrs
Current technology	1,860	2 to 5 yrs
Covenants not to compete	2,490	1 yr
Tradenames	2,026	1.5 to 3 yrs

NOTE 3.	REORGANIZATION CHARGES

We are committed to a plan of integration of certain activities with our fiscal 2007 acquisitions. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These activities include primarily employee severance and related costs. In connection with those acquisitions, we accrued reorganization charges totaling approximately $10.3 million. A charge of $6.1 million was recorded in our 2007 Statement of Income as a result of severance and related costs associated with termination of a number of our associates in connection with our integration plans. The balance of the costs were included in the determination of the purchase price as they related to the acquired companies’ associates.

A summary of our reorganization charge recorded by us during our fiscal year ended June 30, 2007 by reportable segment is as follows (in thousands):

Year-Ended
June 30,
2007

Reorganization charge:
Electronic Commerce	$3,095
Investment Services	955
Software	6,203
Corporate	17

Total	$10,270

On June 16, 2005, we terminated the employment of a number of our associates as part of an internal reorganization. As part of the action, we moved our Electronic Billing and Payment operations at our Waterloo, Ontario, Canada facility to our headquarters in Norcross, Georgia.

A summary of activity in the accrual related to our integration and reorganization activities is as follows (in thousands):

		Office
	Severance	Closure
	and Other	and
	Employee	Business
	Costs	Exit Costs	Total

Balance as of June 30, 2005	$5,200	$156	$5,356
Cash payments, year ended June 30, 2006	(5,200)	(156)	(5,356)

Balance as of June 30, 2006	—	—	—
Reorganization charge	10,270	—	10,270
Cash payments, year ended June 30, 2007	(3,352)	—	(3,352)

Balance as of June 30, 2007	$6,918	$—	$6,918

NOTE 4.	INVESTMENTS

Our investments consist of the following (in thousands):

	June 30,	June 30,
	2007	2006

Available-for-sale	$217,776	$378,678
Other investments	4,539	1,329
Restricted cash	461	453
Less: amounts classified as cash equivalents	(36,233)	(157,371)

Total investments	$186,543	$223,089

Available-for-Sale

The following is a summary of our available-for-sale investment securities (in thousands):

	Cost or
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2007:
Corporate bonds	$6,145	$2	$(38)	$6,109
Asset-backed securities	16,646	3	(31)	16,618
Collateralized mortgage obligations	10,759	37	(223)	10,573
U.S. Government and federal agency obligations	24,638	—	(176)	24,462
Municipal bonds	101,425	—	—	101,425
Money market mutual funds and other	36,233	—	—	36,233
Mortgage pass-through securities	22,858	—	(504)	22,354

Available-for-sale investments	218,704	42	(972)	217,774
Less: amounts classified as cash equivalents	(36,233)	—	—	(36,233)

Net available-for-sale investments	$182,471	$42	$(972)	$181,541

June 30, 2006:
Corporate bonds	$19,734	$2	$(193)	$19,543
Asset-backed securities	31,267	3	(132)	31,138
Collateralized mortgage obligations	14,928	81	(370)	14,639
Commercial paper	44,659	—	—	44,659
Certificates of Deposit	10,000	—	—	10,000
U.S. Government and federal agency obligations	62,459	—	(764)	61,695
Municipal bonds	67,197	—	(11)	67,186
Money market mutual funds and other	103,254	—	—	103,254
Mortgage pass-through securities	27,430	—	(866)	26,564

Available-for-sale investments	380,928	86	(2,336)	378,678
Less: amounts classified as cash equivalents	(157,371)	—	—	(157,371)

Net available-for-sale investments	$223,557	$86	$(2,336)	$221,307

The fair value of available-for-sale securities is based on quoted market values or estimates from independent pricing services.

We have determined that the unrealized losses in our available-for-sale investments, comprised of 74 and 140 securities, are deemed to be temporary impairments as of June 30, 2007 and 2006, respectively. We believe that the unrealized losses generally are caused by increases in market interest rates rather than adverse changes in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We believe that the investment’s full principal will be returned to us at maturity.

The following table summarizes the aggregate amount of cost or amortized cost, gross unrealized losses, and estimated fair values of these investments classified as available-for-sale as of June 30, 2007 and 2006 (in thousands):

	Cost or	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Values

June 30, 2007:
Corporate bonds	$4,764	$(38)	$4,726
Asset-backed securities	3,968	(31)	3,937
Collateralized mortgage obligations	9,246	(223)	9,023
U.S. Government and federal agency obligations	22,638	(176)	22,462
Mortgage pass-through securities	22,858	(504)	22,354

Impaired available-for-sale investments	$63,474	$(972)	$62,502

June 30, 2006:
Corporate bonds	$16,830	$(193)	$16,637
Asset-backed securities	13,946	(132)	13,814
Collateralized mortgage obligations	13,990	(370)	13,620
U.S. Government and federal agency obligations	48,420	(764)	47,656
Muncipal bonds	1,073	(11)	1,062
Mortgage pass-through securities	27,430	(866)	26,564

Impaired available-for-sale investments	$121,689	$(2,336)	$119,353

The following table summarizes the unrealized losses on our available-for-sale investment securities for which other-than-temporary impairments have not been recognized as of June 30, 2007 and 2006 (in thousands):

			Equal or Greater than
	Less than 12 Months Impaired		12 Months Impaired		Total	Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

June 30, 2007:
Corporate bonds	$406	$(1)	$4,320	$(37)	$4,726	$(38)
Asset-backed securities	—	—	3,937	(31)	3,937	(31)
Collateralized mortgage obligations	225	(1)	8,798	(222)	9,023	(223)
U.S. Government and federal agency obligations	—	—	22,462	(176)	22,462	(176)
Mortgage pass-through securities	—	—	22,354	(504)	22,354	(504)

Impaired available-for-sale investments	$631	$(2)	$61,871	$(970)	$62,502	$(972)

June 30, 2006:
Corporate bonds	$7,433	$(49)	$9,204	$(144)	$16,637	$(193)
Asset-backed securities	7,381	(53)	6,433	(79)	13,814	(132)
Collateralized mortgage obligations	7,520	(95)	6,100	(275)	13,620	(370)
U.S. Government and federal agency obligations	12,087	(108)	35,569	(656)	47,656	(764)
Municipal bonds	1,062	(11)	—	—	1,062	(11)
Mortgage pass-through securities	14,343	(338)	12,221	(528)	26,564	(866)

Impaired available-for-sale investments	$49,826	$(654)	$69,527	$(1,682)	$119,353	$(2,336)

The following table summarizes the contractual maturities of our debt securities classified as available-for-sale investments using estimated fair values as of June 30, 2007 (in thousands):

	Contractual Maturities
		After One Year	After Five Years
	Within One	through Fives	through Ten	After
	Year	Years	Years	Ten Years

Corporate bonds	$4,534	$1,575	$—	$—
Asset-backed securities	—	4,004	499	12,115
Collaterialized mortgage olbigations	225	546	984	8,818
U.S. Government and federal agency obligations	16,057	8,405	—	—
Municipal bonds	—	11,800	4,900	84,725
Mortgage pass-through securities	—	642	479	21,233

Total debt securities classified as available-for-sale investments	$20,816	$26,972	$6,862	$126,891

The following table summarizes the contractual maturities of our debt securities classified as available-for-sale investments as of June 30, 2007 (in thousands):

	Cost or
	Amortized	Estimated
	Cost	Fair Values

Contractual Maturities
Due in one year or less	$20,941	$20,816
Due after one year through five years	27,104	26,972
Due after five years through ten years	6,876	6,862
Due after ten years	127,550	126,891

Total	$182,471	$181,541

Expected maturities may differ from contractual maturities because debt issuers may have the right to call or prepay obligations with or without call or prepayment penalties. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. During the quarter ended March 31, 2005, we began classifying our auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of June 30, 2007 and 2006, we had approximately $111.4 million and $78.0 million in auction rate securities, respectively.

In 2007, available-for-sale investments of approximately $345.0 million matured, and we recognized no gross gains or gross losses on these maturities. In 2006, available-for-sale investments of approximately $466.0 million, and we recognized no gross gains or gross losses on these maturities. In 2005, we sold available-for-sale securities of approximately $262.7 million. We recognized gross gains of $4,000 and gross losses of $40,000 on those sales.

The amount of the net unrealized holding gains or (losses) on available-for-sale securities included in accumulated other comprehensive income (loss) as of June 30, 2007, 2006 and 2005 was $(0.6 million), $(1.4 million) and $(0.4 million), respectively. The amount of losses reclassified out of accumulated other comprehensive income (loss) into earnings for the fiscal years ended June 30, 2007, 2006 and 2005 was $9,000, $0 and $24,000, respectively. We use the specific identification method to determine the basis on which the cost of a security is sold or the amount that we reclassify out of the accumulated other comprehensive income (loss), a component of stockholders’ equity of our consolidated balance sheet, into earnings.

In the quarter ended March 31, 2005, we recorded a $0.6 million gain on the sale of stock. While we do not typically invest in equity securities, we received shares of stock from an insurance vendor that demutualized. We sold the shares shortly after we received them, and recorded the proceeds as a gain on investments.

Other investments

We account for other investments under the cost method. Our other investments include common stock, warrants and venture capital initiatives. The common stocks and warrants consist of preferred stock warrants in a non-publicly traded electronic billing related company. The fair value of our investments was approximately $2.6 million and $0.1 million as of June 30, 2007 and 2006, respectively.

Our venture capital investments are in early to mid-stage financial solutions and technology companies. We have made a commitment to invest $1.0 million and $4.0 million in two separate venture capital initiatives. Actual contributions are made at the point in time a specific company in which venture capital will be invested is identified. The fair value of our venture capital initiative with a $1.0 million commitment was approximately $0.7 million and $0.6 million as of June 30, 2007 and 2006, respectively. The cost and fair value of our venture capital initiative with a $4.0 million commitment was approximately $1.3 million and $0.6 million as of June 30, 2007 and 2006, respectively.

Pledged investments

We have pledged certain available-for-sale investments as collateral for payments due under our operating leases and have three standby letters of credit related to our operating leases. In conjunction with our operating leases, the total amount of our collateralized available-for-sale investments and standby letters of credit at June 30, 2007 and 2006 was approximately $0.7 million and $2.4 million, respectively. The standby letters of credit associated with our operating leases expire at various dates through February 2008 but automatically renew yearly through the underlying lease expiration dates. Our operating leases expire at various dates through October 2017.

NOTE 5.	ACCOUNTS RECEIVABLE

The components of our accounts receivable consist of the following (in thousands):

	June 30,
	2007	2006

Trade accounts receivable	$192,062	$128,462
Unbilled trade accounts receivable	20,997	4,685
Other receivables	11,364	14,967

Total	224,423	148,114
Less: allowance for doubtful accounts	3,103	1,509

Accounts receivable, net	$221,320	$146,605

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

NOTE 6.	PROPERTY AND EQUIPMENT

The components of our property and equipment are as follows (in thousands):

	June 30,
	2007	2006

Land and land improvements	$4,944	$4,944
Building and building improvements	60,886	55,684
Computer equipment and software licenses	321,182	279,490
Furniture and equipment	23,974	21,772
Construction in progress	45,959	2,046

Total	456,945	363,936
Less: accumulated depreciation	300,832	263,719

Property and equipment, net	$156,113	$100,217

Depreciation expense totaled $44.2 million, $40.4 million, and $37.5 million for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 7.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2007 and 2006, our only non-amortizing intangible asset is goodwill. The impact of changes in foreign currency exchange rates is not significant to our recorded goodwill. The changes in the carrying value of goodwill by segment were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total

Balance as of June 30, 2005	$581,239	$63,548	$11,387	$656,174
Goodwill acquired through acquisition of PhoneCharge	67,800	—	—	67,800
Goodwill acquired through acquisition of Aphelion	10,666	—	—	10,666
Goodwill acquired through acquisition of Integrated Decision Systems	—	—	8,019	8,019
Disposition of business	—	—	(7,250)	(7,250)
Purchase price adjustments	—	(818)	—	(818)

Balance as of June 30, 2006	659,705	62,730	12,156	734,591
Goodwill acquired through acquisition of Upstream	—	—	26,820	26,820
Goodwill acquired through acquisition of Corillian	155,103	—	—	155,103
Goodwill acquired through acquisition of Carreker	32,154	73,638	—	105,792
Purchase price adjustments	714	—	—	714
Foreign currency adjustment	—	4,492	—	4,492

Balance as of June 30, 2007	$847,676	$140,860	$38,976	$1,027,512

The components of our various amortized intangible assets are as follows (in thousands):

	June 30,
	2007	2006

Capitalized software:
Product technology from acquisitions and strategic agreement	$167,458	$167,108
Internal development costs	34,773	32,970

Total	202,231	200,078
Less: accumulated amortization	198,563	196,323

Capitalized software, net	$3,668	$3,755

Strategic agreements:
Strategic agreements(1)	$744,423	$744,423
Less: accumulated amortization	663,360	638,418

Strategic agreements, net	$81,063	$106,005

Other intangible assets:
Tradenames	$54,937	$53,176
Customer base	151,868	89,639
Current technology	43,662	10,290
Money transfer licenses	1,700	1,700
Convenants not to compete	5,828	5,670

Total	257,995	160,475
Less: accumulated amortization	117,191	98,059

Other intangible assets, net	$140,804	$62,416

(1)	Strategic agreements primarily include certain entity-level convenants not to compete.

Amortization of all of our intangible assets totaled $44.5 million, $60.0 million and $139.0 million for the years ended June 30, 2007, 2006 and 2005, respectively. Amortization of capitalized software costs, which is a subset of our total intangible asset amortizations, totaled $2.2 million, $3.3 million and $5.7 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year Ending June 30,
2008	$56,993
2009	52,817
2010	51,956
2011	26,448
2012	12,411

NOTE 8.	ACCRUED LIABILITIES

The components of our accrued liabilities are as follows (in thousands):

	June 30,
	2007	2006

Compensation and benefits	$46,520	$36,433
Other	47,506	37,933
Reorganization reserves	6,918	—

Total	$100,944	$74,366

NOTE 9.	FINANCING AGREEMENTS

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

Revolving Credit Facility

On April 13, 2006, we entered into a revolving credit facility with SunTrust that provides for up to $300.0 million in revolving credit loans, swingline loans and the issuance of letters of credit. The credit facility terminates on April 13, 2011, unless terminated earlier. Any borrowings will bear interest at certain rates based upon our then current ratio of total debt to consolidated EBITDA. The credit facility also requires the payment of a commitment fee, expressed as a percentage per annum on any unused commitment. As of June 30, 2007, the amount outstanding under the facility was $204.0 million at an average rate of 5.87%. The interest charged on the facility fluctuates with changes in short-term interest rates.

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

Data Center Facility

On April 13, 2006, we entered into a series of financing and leasing arrangements (the “Agreements”) with a consortium of banks for the purpose of funding the construction of up to two data centers. We record the construction of the data centers as construction in progress during the construction period and will begin to record depreciation once we have assumed occupancy. Pursuant to the terms of the Agreements, SunTrust purchased a fee simple interest in two parcels of real property (the “Properties”) specified by CheckFree Services, and CheckFree Services, as construction agent for SunTrust, is required to construct data center facilities (the “Facilities”) on the Properties. The funding for the acquisition of the Properties and the construction of the Facilities will be provided by SunTrust and certain financial institutions. The aggregate limit on the funding to be provided by SunTrust and the financial institutions is $100.0 million. As of June 30, 2007, the amount outstanding under the facility was $40.1 million at an average rate of 6.03%. The interest charged on the facility fluctuates with changes in short-term interest rates.

During construction and after completion of the Facilities, SunTrust will lease the Properties and the Facilities to CheckFree Services pursuant to the terms of the Agreements. CheckFree Services will make minimum lease payments, representing the interest charge on the outstanding balance, beginning upon completion of construction that will vary based on the London Interbank Offered Rate (“LIBOR”) plus a spread. The lease agreements will expire on April 15, 2013, unless terminated earlier pursuant to the terms of the lease agreements.

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

If CheckFree Services chooses the Remarketing Option, various outcomes may occur under the Agreements, but if the net cash proceeds of any sale are less than an amount equal to the aggregate sum of the outstanding amounts funded by SunTrust and all other lenders, all accrued and unpaid interest on the loans, all unpaid fees owing to SunTrust and any other lender under the operative documents, and all other amounts owing to SunTrust and all other lenders under the lease agreements (the “Outstanding Amounts”), CheckFree Services will be required to pay SunTrust the difference between the sale proceeds and the Outstanding Amounts, but in no event more than approximately eighty-three percent (83%) for the property in Texas and approximately eighty-five percent (85%) for property in Georgia of the Outstanding Amounts. If the net proceeds received from a third party for the Properties and Facilities, or a given Property and Facility, are in excess of the Outstanding Amounts or the Outstanding Amounts related to the specific Property and Facility, the excess shall be paid to CheckFree Services. SunTrust or the Agent may reject a third party purchase offer for the Properties and Facilities or a given Property and Facility under certain conditions.

The Agreements contain certain financial covenants requiring us to meet certain financial ratios and contains certain operating covenants which, among other things, impose certain limitations with respect to additional indebtedness, investments, dividends and prepayments of subordinated indebtedness, transactions with affiliates, asset sales, mergers and consolidations, liens and other matters customarily addressed in such agreements. We are in compliance with our covenants as of June 30, 2007.

NOTE 10.	CAPITAL LEASE AND OTHER LONG-TERM OBLIGATIONS

We lease certain equipment under capital leases and purchase certain software licenses under long-term agreements. We are required to pay certain taxes, insurance and other expenses related to the leased property.

The components of our capital leases included in our consolidated balance sheets are as follows (in thousands):

	June 30,
	2007	2006

Equipment and software licenses	$19,948	$15,830
Less: accumulated depreciation and amortization	11,899	12,080

Property under capital leases, net	$8,049	$3,750

Future minimum lease payments required by our capital leases are as follows:
2008		$2,159
2009		2,051

Total future minimum lease payments		4,210
Less: amount representing interest		325

Net future minimum payments		$3,885

Additionally, we have purchased software licenses under agreements with extended payment terms. Total amounts due under these agreements are not significant at June 30, 2007.

On April 2, 2004, we received a $25.0 million deposit from a customer in connection with a contract modification relating to the timing of transaction settlements. The agreement has an initial term of four years and automatically renews thereafter unless terminated with 180 days notice. We expect the agreement to be renewed beyond April 2008. During the term of the agreement, we are required to pay the customer a variable rate of interest on a monthly basis equal to the then current overnight repurchase agreement rate. The deposit is reflected as a long-term liability in our consolidated balance sheets. There are no restrictions on the deposit, and the funds are available to us for general use. The deposit will be refunded to our customer upon termination of the agreement.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease office space and equipment under operating leases. Certain leases contain renewal options and generally provide that we are required to pay for insurance, taxes and maintenance. In addition, certain leases include rent escalations throughout the terms of the lease. Total expense under all operating lease agreements for the years ended June 30, 2007, 2006 and 2005 was $25.0 million, $21.0 million and $20.0 million, respectively.

Future minimum rental payments as of June 30, 2007 under these leases are as follows (in thousands):

Fiscal Year Ending June 30,
2008	$27,806
2009	25,024
2010	20,904
2011	11,517
2012	9,100
Thereafter	25,887

Future minimum lease payments	$120,238

As previously explained in Note 4, Pledged Investments, we have pledged certain available-for-sale investments as collateral for payments due under our operating leases and have three standby letters of credit related to our operating leases.

Guarantees

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

We have entered into the following guarantees related to our walk-in payment operations. The transmittal of consumer funds for three customers is guaranteed. As of June 30, 2007, we have secured deposits and have issued surety bonds and letters of credit totaling $25.3 million on behalf of consumers in the event that consumer funds are not remitted to billers. Historically, payments made related to settling claims under these arrangements have not been significant. As a result, we believe the estimated fair value of any unsettled claims is nominal. Accordingly, we have no liabilities recorded for these arrangements as of June 30, 2007.

OneVu, our joint venture, has a line of credit facility from a bank in the amount of approximately $2.7 million, which we have guaranteed. See further discussion on our joint venture with OneVu in Note 1.

In connection with our MSFDC, L.L.C. (“TransPoint”) acquisition in 2001, we entered into commercial agreements with Microsoft and FDC to provide payment processing services. These agreements included minimum guaranteed revenue commitments totaling $180.0 million over five years. The monthly minimum commitments from Microsoft and FDC increased over the five year term of the agreements and expired during the fiscal year 2006.

Litigation

On or about April 10, 2007, the first of two related shareholder securities putative class actions was filed against CheckFree and Messrs. Peter J. Kight and David E. Mangum in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The actions were filed on behalf of a putative class of all purchasers of CheckFree common stock between April 4, 2006 and August 1, 2006 and allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against CheckFree and the individual defendants, as well as of Section 20(a) against the individual defendants, related to CheckFree’s disclosures concerning its Electronic Commerce and Payment Services business. Plaintiffs seek undisclosed damages. On June 29, 2007, the Court entered an order that, among other things, consolidated these two actions and appointed Southwest Carpenters Pension Trust as the Lead Plaintiff. We anticipate that the Lead Plaintiff will file a consolidated complaint in the near future.

A related derivative action was filed on or about June 14, 2007 in federal court in Atlanta styled as follows: Borroni v. Peter Kight, et al., Civil Action No. 1:07-CV-1382-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The complaint names the following as defendants: Peter Kight, Mark Johnson, William Boardman, James D. Dixon, C. Kim Goodwin, Eugene F. Quinn, Jeffrey M. Wilkins, and David Mangum. The complaint also names CheckFree Corporation as a nominal defendant. The complaint alleges breach of fiduciary duty, aiding and abetting, and contribution and indemnification against the individual defendants as well as unjust enrichment against one of the individual defendants. Following CheckFree’s announcement of its proposed acquisition by Fiserv, Inc., the plaintiffs filed a Corrected Verified First Amended Shareholder Derivative and Class Action Complaint on August 6, 2007, which added C. Beth Cotner as a defendant and also added a claim on behalf of a putative class of all holders of CheckFree common stock for breach of fiduciary duty against all the individual defendants related to their approval of the proposed acquisition.

We believe these actions are without merit and intend to defend vigorously. We intend to move to dismiss these lawsuits at the appropriate time. At this time, it is not possible to predict the outcome of these matters.

NOTE 12.	CAPITAL STOCK

Our authorized capital shares consist of 500,000,000 shares of common stock, $.01 par value, 48,500,000 shares of preferred stock, $.01 par value, and 1,500,000 shares of Series A Junior Participating Cumulative Preferred Stock, $.01 par value. The preferred stock may be issued in one or more series and may be established with such relative voting, dividend, redemption, liquidation, conversion and other powers, preferences, rights, qualifications, limitations and restrictions as our board of directors may determine without further stockholder approval. No preferred shares have been issued through June 30, 2007.

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

On August 3, 2005, we announced that our board of directors had approved a stock repurchase program under which we could repurchase up to $60.0 million of our common stock through July 31, 2006. During our fiscal year 2006, we repurchased a total of 707,732 shares at an average purchase price of $47.48 per share, or approximately $33.6 million in the aggregate. As of June 30, 2006, the dollar value of the shares that remained available for repurchase was approximately $26.4 million. The repurchased shares were immediately retired and cancelled. This program expired on July 31, 2006, with such remaining approved repurchase amount still outstanding.

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

The 2002 Plan replaced the 1995 Plan, except that the 1995 Plan continues to exist to the extent that options granted prior to the effective date of the 2002 Plan continue to remain outstanding. At June 30, 2007, there were 2,592,599 additional shares available for grant under the 2002 Plan.

In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, we are entitled to a tax deduction. The tax benefit of the deduction is not reflected in our consolidated statements of operations but is reflected as an increase in additional paid-in capital.

As of June 30, 2007, we have three types of share-based payment arrangements with our associates; stock options, restricted stock and associate stock purchase plan.

Stock Options

The following tables summarize the activity of stock options under our 1995 and 2002 Plans from July 1, 2004 to June 30, 2007:

	Year Ended June 30, 2007
		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate
	Options	Contractual Term	Exercise Price	Intrinsic Value

Outstanding — Beginning of year	3,604,750		$28.84
Granted	162,584		$37.31
Exercised	(655,029)		$15.75	$13,623,000
Cancelled	(175,188)		$36.54

Outstanding — End of period	2,937,117	4.5 years	$31.78	$24,727,000

Options exercisable at end of period	2,582,236	4.5 years	$31.52	$22,403,000
Options vested and expected to vest at end of period	2,885,095	4.5 years	$32.92	$24,607,000
Weighted average per-share fair value of options granted during the period	$20.49

	Year Ended June 30, 2006
		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate
	Options	Contractual Term	Exercise Price	Intrinsic Value

Outstanding — Beginning of year	4,685,572		$27.44
Granted	144,988		41.39
Exercised	(1,056,336)		22.37	$25,700,000
Cancelled	(169,474)		44.85

Outstanding — End of period	3,604,750	4.8 years	$28.84	$74,700,000

Options exercisable at end of period	3,045,659	4.8 years	$28.96	$49,000,000
Weighted average per-share fair value of options granted during the period	$23.37

	Year Ended June 30, 2005
		Weighted Average
	Number of	Remaining	Weighted Average	Aggregate
	Options	Contractual Term	Exercise Price	Intrinsic Value

Outstanding — Beginning of year	5,414,603		$26.18
Granted	200,223		25.80
Exercised	(649,864)		16.08	$13,000,000
Cancelled	(279,390)		28.05

Outstanding — End of period	4,685,572	5.3 years	$27.44	$30,800,000

Options exercisable at end of period	3,763,822	5.3 years	$28.64	$17,800,000
Weighted average per-share fair value of options granted during the period	$14.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended June 30, 2007, 2006 and 2005, respectively: dividend yield of 0% in all periods; expected volatility of 49%, 50% and 55%; risk-free interest rates 4.90%, 4.67% and 3.15%; and expected lives of three to seven years. We have used the simplified method as provided by Staff Accounting Bulletin 107, “Share Based Payment,” to estimate the expected life of stock options granted during the years ended June 30, 2007, 2006 and 2005. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.

As of June 30, 2007, we had approximately $4.1 million of unearned compensation related to nonvested stock options, which we will record in our statement of operations over a weighted average recognition period of approximately 2 years.

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

Restricted stock units issued under the Tender Offer vest ratably over a three-year period. The offer period closed on July 17, 2003, and employees holding 1,165,035 options participated in the Tender Offer. We made cash payments totaling $586,000 in July 2003 representing the cash consideration portion of the Tender Offer, and we issued approximately 153,000 shares of restricted stock under the 2002 Plan during July 2006. We recorded an expense of $0, $1.6 million and $2.1 million for the years ended June 30, 2007, 2006 and 2005, respectively, for cash payments made and the vesting of restricted stock units. On July 19, 2004, we issued 51,143 shares relating to the portion of the Tender Offer that vested on July 17, 2004. In total, 80,588 shares actually vested, of which 29,445 shares were retained by us to fund the employees’ payroll taxes associated with the vesting. On July 19, 2005, we issued 42,756 shares relating to the portion of the Tender Offer that vested on July 17, 2005. In total, 67,174 shares actually vested, of which 24,418 shares were retained by us to fund the employees’ payroll taxes associated with the vesting. On July 17, 2006, we issued 38,998 shares relating to the portion of the Tender Offer that vested on July 17, 2006. In total, 62,239 shares actually vested, of which 23,241 shares were retained by us to fund the employees’ payroll taxes associated with the vesting.

Restricted Stock

Beginning in fiscal year 2005, we adopted a Long-Term Incentive Compensation (“LTIC”) program to replace our traditional equity based compensation program. Under the LTIC program, we grant a smaller number of options and shares of restricted stock under the 2002 Plan. We do not treat shares of restricted stock as issued and outstanding on our balance sheet until the restrictions lapse. Our disclosure of vested shares includes shares which are never issued because they are withheld to fund employees’ payroll taxes. We withheld 5,875 shares under the LTIC program during the year ended June 30, 2007 to fund employees’ payroll taxes. Our annual LTIC grants occur in the first quarter of each fiscal year. The shares of restricted stock granted under the LTIC program have a five-year vesting period with an accelerated vesting provision of three years based on achievement of specific goals and objectives. We recorded an expense of approximately $6.4 million, $2.8 million, and $2.6 million for the years ended June 30, 2007, 2006, and 2005, respectively, related to the vesting of restricted stock under the LTIC.

The following tables summarize the activity of restricted stock under our 2002 Plan, from July 1, 2004 to June 30, 2007:

	Year Ended June 30, 2007
	Number of	Weighted	Aggregate
	Restricted	Average Grant	Intrinsic
	Stock	Date Fair Value	Value

Outstanding — Beginning of year	603,881	$31.49
Granted	404,924	37.61
Vested	(88,817)	29.87	$3,795,000
Cancelled	(122,605)	34.74

Outstanding — End of period	797,383	$34.84

	Year Ended June 30, 2006
	Number of	Weighted	Aggregate
	Restricted	Average Grant	Intrinsic
	Stock	Date Fair Value	Value

Outstanding — Beginning of year	456,676	$26.16
Granted	261,361	39.04
Vested	(82,471)	26.60	$2,900,000
Cancelled	(31,685)	26.97

Outstanding — End of period	603,881	$31.49

	Year Ended June 30, 2005
	Number of	Weighted	Aggregate
	Restricted	Average Grant	Intrinsic
	Stock	Date Fair Value	Value

Outstanding — Beginning of year	242,678	$26.54
Granted	371,446	25.95
Vested	(89,977)	26.53	$2,800,000
Cancelled	(67,471)	25.94

Outstanding — End of period	456,676	$26.16

As of June 30, 2007, we had approximately $10.7 million of nonvested restricted stock which we will record in our statement of operations over a recognition period of approximately five years.

Associate Stock Purchase Plan

Under our 2006 Associate Stock Purchase Plan (the “2006 Plan”), we are authorized to issue up to 2.0 million shares of our common stock to our full-time employees, nearly all of whom are eligible to participate. On July 27, 2006, our board of directors approved the adoption of the 2006 Plan, and on November 1, 2006, at the 2006 Annual Meeting of Stockholders, stockholders approved and adopted the 2006 Plan. The 2006 Plan replaced our Third Amended and Restated Associate Stock Purchase Plan, which expired on December 31, 2006. The total number of shares available for awards increased under the 2006 Plan from 1.0 million to 2.0 million shares. Under the terms of the 2006 Plan, our employees can choose, every six months, to have up to 15% of their salary withheld to purchase our common stock.

The purchase price of the stock is 85% of the end-of-period market price. On June 13, 2005, we amended our Associate Stock Purchase Plan to remove a look-back feature which established the purchase price as 85% of the lower of the beginning-of-period and end-of-period market price. Participation in the plan by eligible employees has ranged from 25% to 50% in any given six-month period. Under the Associate Stock Purchase Plan, we issued 70,576 shares in January 2007, 53,066 shares in July 2006, 54,390 in January 2006, 67,204 shares in July 2005, 92,805 in January 2005, 72,293 in July 2004 and 74,952 in January 2004 from our employees’ salary withholdings from the respective previous six-month period. As of June 30, 2007, there are 1,929,424 shares available for future issuance to our employees under our Associate Stock Purchase Plan. In July 2007, we issued an additional 60,566 shares. For the year ended June 30, 2007, we recorded an expense of approximately $0.8 million under the provisions of SFAS 123(R) for our Associate Stock Purchase Plan.

401 (k) Plan

In January 1997, our board of directors approved an amendment to our 401(k) plan, which authorized up to 1.0 million shares of our common stock to be used by us to match our employee contributions to our 401(k) plan. Our board of directors authorized an additional 1.0 million shares of our common stock for the matching contribution in November 2002. We issued 68,102 shares in January 2007, 108,785 shares in August 2006, 82,242 shares in August 2005 and 108,484 shares in August 2004 to fund our 401(k) match that had accrued during the years ended June 30, 2006, 2005 and 2004, respectively.

Effective January 1, 2007, our 401 (k) plan fiscal year changed from June 30 to December 31. This resulted in a short 6-month fiscal year for the 401 (k) plan beginning July 1, 2006 and ending December 31, 2006. Prior to January 1, 2007, we made an annual employer match to the 401 (k) plan in the form of CheckFree common stock, which was calculated and distributed into participants’ accounts at the end of each fiscal year. Beginning January 1, 2007, we will no longer match contributions with our common stock, but rather, will make our employer match in cash, on a semi-monthly basis. The employer match, effective January 1, 2007, is guaranteed at 50% of the employee’s semi-monthly contribution, up to 6% of eligible earnings in that period.

Stock Related Transactions With Third Parties

In October 2000, we completed an agreement to acquire various electronic billing and payment assets from Bank of America in exchange for 10.0 million shares of our common stock, $35.0 million in cash and warrants to acquire an additional 10.0 million shares of our common stock. In connection with a December 2003 modification of the terms of our processing services agreement with Bank of America, the amount of shares available under the warrants was reduced to 5.0 million. Bank of America has the ability to earn warrants for up to 5.0 million shares, 3.0 million of which vest upon achievement of specific levels of active subscriber adoption of electronic billing and payment services and 2.0 million of which vest upon achievement of specific levels of electronic bills delivered, as defined. The warrants have a strike price of $32.50 and expire on September 30, 2010.

In February 2007, Bank of America achieved the first level of active subscriber adoption of electronic billing and paying services and as a result 1.0 million warrants vested. Prior to February 2007, we did not believe it was probable that any of the warrants would vest. Accordingly, during February 2007, we recorded an $11.0 million charge for the fair value of the 1,000,000 warrants earned to date. The charge for these warrants was recorded as a reduction of processing and service revenue received from Bank of America. Fair value was determined based on a Black-Scholes option pricing model valuation. We currently believe it is not probable that the warrants for the remaining 4.0 million unvested shares will vest, and as a result, no charge for the fair value of these warrants has been recorded.

In October 1999, we entered into an agreement with one of our customers. Under the terms of the agreement, the customer purchased 250,000 shares of our common stock and has been issued warrants on 1.0 million shares. All warrants reflect a strike price of $39.25 and became exercisable on September 15, 2002. Fair value was determined based on a Black-Scholes option pricing model valuation. Warrants to acquire 1.0 million shares of our common stock remain outstanding at June 30, 2007.

In January 1998, we entered into a ten-year processing agreement with a strategic partner. Under the terms of the agreement, the partner acquired ten-year warrants for 10.0 million shares of our common stock exercisable at $20 15/16. 3.0 million warrants vested upon the execution of a related processing outsourcing agreement in March 1998. Of the vested warrants, only 1.5 million remain outstanding at June 30, 2007.

NOTE 14.	EARNINGS PER SHARE

The following table reconciles the differences in earnings per share and shares outstanding between basic and dilutive for the periods indicated (in thousands, except per share data):

	Year Ended June 30, 2007			Year Ended June 30, 2006			Year Ended June 30, 2005
	Net Income	Shares	Earnings	Net Income	Shares	Earnings	Net Income	Shares	Earnings
	(Numerator)	(Denominator)	per Share	(Numerator)	(Denominator)	per Share	(Numerator)	(Denominator)	per Share

Basic EPS	$124,438	88,313	$1.41	$127,263	90,984	$1.40	$46,801	90,767	$0.52

Effect of dilutive securities:
Options and warrants	—	2,583		—	2,724		—	2,148

Diluted EPS	$124,438	90,896	$1.37	$127,263	93,708	$1.36	$46,801	92,915	$0.50

Our diluted weighted average common shares outstanding for the years ended June 30, 2007, 2006 and 2005, also exclude the effect of approximately 1.9 million, 0.2 million and 2.6 million of out-of-the-money options and warrants, respectively.

NOTE 15.	EMPLOYEE BENEFIT PLANS

Retirement Plan

We have a defined contribution 401(k) retirement plan covering substantially all of our U.S.-based employees. Under the plan, eligible employees may contribute a portion of their salary until retirement and we match a portion of our employee’s contribution (See Note 13). Total expense under this plan amounted to $5.5 million, $4.1 million and $3.0 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Pension Plan

We have a defined contribution pension plan for our eligible United Kingdom employees. Total contributions amounted to $1.0 million, $0.8 million and $0.4 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

In January 1999, we established a deferred compensation plan (the “DCP”), covering our highly compensated employees as defined by the DCP. Under the plan, eligible employees may contribute a portion of their salary on a pre-tax basis. The DCP is a non-qualified plan; therefore, the associated liabilities are included in our consolidated balance sheets as of June 30, 2007 and 2006. In addition, we have established a rabbi trust to finance our obligations under the DCP with corporate-owned life insurance policies on participants. The cash surrender value of such policies is also included in our consolidated balance sheets as of June 30, 2007 and 2006. Total net income (expense) under the DCP for the years ended June 30, 2007, 2006 and 2005 amounted to $84,000, ($74,000) and ($229,000), respectively.

Group Medical Plans

Since 2000, all of our U.S.-based employees receive medical coverage under a group medical self-insurance plan. We have employed an administrator to manage this plan. Under terms of this plan, both we and eligible employees are required to make contributions. The administrator reviews all claims filed and authorizes the payment of benefits. We have stop-loss insurance coverage on all individual claims exceeding $300,000. We provide supplemental medical insurance coverage to our non U.S.-based employees. Total expenses for medical insurance coverage including premiums amounted to $18.4 million, $17.2 million and $16.1 million for the years ended June 30, 2007, 2006 and 2005, respectively. Under the self-insurance plan, we expense amounts as claims are incurred and liabilities are recorded for incurred but not reported claims. At June 30, 2007 and 2006, we accrued $3.8 million and $2.9 million, respectively, as a liability for costs incurred but not paid under this plan.

NOTE 16.	DERIVATIVE FINANCIAL INSTRUMENTS

From time to time we have entered into derivative financial instruments to manage our exposure to the variability associated with the interest rate sensitive portion of our processing and servicing revenue, specifically, to effectively fix the interest rate on a portion of our interest rate sensitive revenue. At inception, we formally designate and document our swaps as cash flow hedges of the variability in interest rate sensitive revenue and state the risk management objectives and strategies for undertaking the hedge transaction. In 2004 and 2005, we entered into various interest rate swaps with aggregate notional amounts of $75 million. All of these swaps have expired at June 30, 2007. Each of these swaps were considered effective and had no material effect on our financial results during each of the years in which they were in place.

NOTE 17.	INCOME TAXES

Our income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Year Ended June 30,
	2007	2006	2005

Domestic	$207,526	$197,382	$74,208
Foreign	(8,072)	(1,910)	(3,885)

Total income before income taxes	$199,454	$195,472	$70,323

Our income tax expense (benefit) consists of the following (in thousands):

	Year Ended June 30,
	2007	2006	2005

Current:
Federal	$75,743	$75,913	$35,998
State and local	8,762	5,418	2,450
Foreign	603	683	(187)

Total current	85,108	82,014	38,261
Deferred:
Federal	(9,118)	(9,684)	(13,620)
State and local	(444)	2,595	505
Foreign	(530)	(470)	(586)

Total deferred	(10,092)	(7,559)	(13,701)

Total income tax expense	$75,016	$74,455	$24,560

Effective income tax rate	37.6%	38.1%	34.9%

Our income tax expense differs from the amounts computed by applying the U.S. federal statutory income tax rate of 35 percent to income before income taxes as a result of the following (in thousands):

	Year Ended June 30,
	2007	2006	2005

Federal statutory tax expense	$69,809	$68,415	$24,613
State and local tax expense, net of federal income tax benefits	5,341	6,306	1,766
Deemed dividend from foreign affiliate	—	151	136
Tax exempt interest	(1,545)	(1,597)	(1,070)
Tax credits	(1,039)	(571)	(2,102)
Valuation allowances	2,939	376	503
Other, net	(489)	1,375	714

Total income tax expense	$75,016	$74,455	$24,560

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are as follows (in thousands):

	June 30,
	2007	2006

Deferred tax assets:
Federal, state, and foreign net operating loss carryforwards	$53,912	$2,613
Federal, state, and foreign tax credit carryforwards	7,201	2,839
Allowance for bad debts and returns	376	279
Accrued compensation and related items	5,720	2,520
Stock warrants	18,716	10,282
Property and equipment	4,100	3,657
Other investments	4,303	8,737
Deferred revenue	(9,081)	985
Reserve accruals	10,227	5,136
Capitalized software	5,781	872
Other intangible assets	568	22,649

Deferred tax assets	101,823	60,569
Deferred tax liabilities:
Intangible assets	(14,055)	(6,261)
Prepaid expenses	(2,926)	(1,373)

Deferred tax liabilities	(16,981)	(7,634)
Valuation allowances	(10,691)	(3,348)

Net deferred tax assets	$74,151	$49,587

As of June 30, 2007, we had federal net operating loss carryforwards of approximately $131.8 million and federal tax credit carryforwards of approximately $3.5 million. The net operating loss carryforwards are subject to the limitations of Internal Revenue Code Section 382, and expire between the years 2022-2027; the credit carryforwards expire in the years 2012- 2026. We have approximately $0.6 million of valuation allowance related to our SFAS 123(R) deferred tax assets that we do not expect to be realized. In addition, we had state net operating loss carryforwards of approximately $223.5 million and state tax credits of approximately $1.8 million; these carryforwards expire over various periods based on jurisdiction. Because we do not generate sufficient taxable income in certain jurisdictions, it is our opinion that it is more likely than not that the benefit of the deferred tax assets related to certain state net operating losses and credits will not be realized. Accordingly, a valuation allowance of approximately $5.5 million has been recorded for the year ended June 30, 2007. Of this balance, approximately $2.0 million of the future tax benefit, if realized, from the reversal of the valuation allowance would be allocable as a reduction of goodwill. In addition, we have tax credits of approximately $2.5 million and net operating loss carryforwards of approximately $16.4 million in various foreign jurisdictions as of June 30, 2007. The credit carryforwards begin to expire in 2013; the net operating loss carryforwards have an indefinite life. Based on historical and future income projections, it is our opinion that it is more likely than not that the benefit of tax credits and net operating loss carryforwards in certain foreign jurisdictions will not be realized; therefore, a valuation allowance totaling approximately $4.6 million as of June 30, 2007 has been recorded against these deferred tax assets. Of this balance, approximately $2.4 million of the future tax benefit, if realized, from the reversal of the valuation allowance would be allocable as a reduction of goodwill.

In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and we have accrued a liability when we believe it is probable that it will be assessed. The Internal Revenue Service (“IRS”) has completed an examination of our June 30, 2004 tax returns with no material assessment made and has commenced an examination of our June 30, 2005 tax returns. The tax attributes of certain positions we have taken on our statutory tax filings are complex and may be challenged by the taxing authorities. Therefore, we have provided a reserve of approximately $7.8 million and $9.6 million for future resolution of our uncertain tax matters, as of June 30, 2007 and 2006, respectively. While we believe the tax reserve is adequate, the ultimate resolution of these tax matters may exceed or be below the reserve.

We entered into a strategic transaction in fiscal year 1999 whereby we recorded a one time tax deduction of approximately $30.0 million and additional tax deductions of approximately $38.0 million over the next five years. We believe that this transaction was executed appropriately and in accordance with the prevailing tax law. Such deductions will not be finalized until an examination of our June 30, 2005 tax returns has been completed. The IRS examination currently in process may result in assessments of additional taxes that are resolved either with the IRS or potentially through the courts.

We do not provide for U.S. federal and state income taxes on the cumulative undistributed earnings of our foreign subsidiaries because such earnings are reinvested and will continue to be reinvested indefinitely. At June 30, 2007 we had not provided for federal income taxes on earnings of approximately $0.8 million from our foreign subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in various international jurisdictions. These taxes could potentially be partially offset by U.S. foreign tax credits. Determination of the amount of unrecognized deferred U.S. tax liability is not practical because of the complexities associated with this hypothetical calculation.

NOTE 18.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended June 30,
	2007	2006	2005

Interest paid	$1,894	$93	$970

Income taxes paid	$74,770	$87,127	$41,109

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$9,815	$1,821	$710

Additions under data center facility	$13,934	$1,285	$—

Stock funding of 401(k) match	$2,736	$4,055	$3,100

Stock funding of Associate Stock Purchase Plan	$4,665	$4,068	$3,997

NOTE 19.	BUSINESS SEGMENTS

We operate in three business segments — Electronic Commerce, Software and Investment Services. These reportable segments are strategic business units that offer different products and services. A further description of each of our business segments along with the Corporate services area follows:

•	Electronic Commerce — Our Electronic Commerce products and services enable consumers to:

•	review bank accounts;

•	receive and pay bills over the Internet; and

•	pay billers directly through biller-direct sites, by telephone or through our walk-in retail agent network.

Consumers using our services access CheckFree’s system primarily through CSPs, billers and retail agents. CSPs are organizations, such as banks, credit unions, brokerage firms and Internet portals. Consumers can also access our system through CheckFree hosted biller direct sites,

www.mycheckfree.com, a network of retail agents for walk-in bill payments, or by phone on hosted interactive voice response applications.

•	Software — Software provides software and services, including software, maintenance, support and consulting services, through four product lines. These product lines are Global Treasury, Reconciliation and Exception Management, Transaction Process Management (encompassing financial messaging and corporate actions), and Electronic Billing. Through our acquisition of Carreker in April 2007, we expanded our offerings into four additional product lines: Payments, Risk, Cash and Logistics and Global Payments Consulting (“GPC”).

•	Investment Services — Investment Services Division provides a range of portfolio management services to financial institutions, including broker dealers, money managers, investment advisors, banks and insurance companies, deliver portfolio management, enhanced trading solutions, performance measurement and reporting services to their clients.

•	Corporate — Corporate services include human resources, legal, finance and accounting and various other of our unallocated overhead charges.

The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” We evaluate the performance of our segments based on total revenues and operating income (loss) of the respective segments. Segment operating income (loss) excludes acquisition-related intangible asset amortization related to various business and asset acquisitions, the impact of warrants issued a customer, the impact of purchase accounting on deferred revenue, integration costs associated with acquisitions, reorganization charges, the write-off of capitalized software and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy beginning July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants.

The following sets forth certain financial information attributable to our business segments for the years ended June 30, 2007, 2006 and 2005:

	Year Ended June 30,
	2007	2006	2005

Revenues:
Electronic Commerce, gross	$736,745	$662,728	$580,696
Impact of warrants to customer	(10,950)	—	—
Impact of purchase accounting on deferred revenue	(2,664)	—	—

Electronic Commerce, net	723,131	662,728	580,696
Software, gross	135,207	109,386	81,072
Impact of purchase accounting on deferred revenue	(9,723)	—	—

Software, net	125,484	109,386	81,072
Investment Services	124,029	107,288	88,079

Total revenue	$972,644	$879,402	$749,847

Income from continuing operations before other income and expenses:
Segment operating income:
Electronic Commerce	$258,621	$247,918	$207,796
Software	24,871	20,858	17,748
Investment Services	24,646	16,356	17,121
Corporate	(41,437)	(37,845)	(37,595)
Purchase accounting amortization	(44,691)	(57,037)	(133,446)
Impact of warrants to a customer	(10,950)	—	—
Impact of purchase accounting on deferred revenue	(12,387)	—	—
Impact of SFAS 123( R)	(1,619)	(4,133)	—
Integration costs associated with acquisitions	(6,116)	—	—
Reorganization charge	—	—	(5,585)
Write off of capitalized software	—	—	(1,039)

Income from continuing operations before other income and expenses	$190,938	$186,117	$65,000

Identifiable assets:
Electronic Commerce	$1,473,181	$1,170,209	$1,028,511
Investment Services	98,758	59,902	43,161
Software	308,202	110,278	118,252
Corporate	251,137	417,640	379,992

Total	$2,131,278	$1,758,029	$1,569,916

Capital Expenditures:
Electronic Commerce	$80,985	$38,785	$26,783
Investment Services	9,692	8,206	6,246
Software	3,507	2,023	651
Corporate	483	903	923

Total	$94,667	$49,917	$34,603

Depreciation and amortization:
Electronic Commerce	$69,869	$78,907	$157,756
Investment Services	10,626	10,146	7,919
Software	7,425	8,270	7,076
Corporate	3,017	2,697	3,847

Total	$90,937	$100,020	$176,598

Revenue by product or service type for the years ended June 30 is as follows (in thousands):

	2007	2006	2005

Electronic Commerce
Payment transactions	$630,018	$587,809	$523,031
e-bill delivery	37,371	29,438	22,776
Other	55,742	45,481	34,889

Total Electronic Commerce	723,131	662,728	580,696
Investment Services
Portfolio management services	124,029	107,288	88,079
Software
License	43,617	35,122	28,457
Maintenance	47,587	38,093	30,701
Professional fees	34,280	36,171	21,914

Total Software	125,484	109,386	81,072

Total consolidated revenue	$972,644	$879,402	$749,847

For the years ended June 30, 2007, 2006 and 2005, one customer accounted for $189.5 million, $173.7 million and $134.5 million of our consolidated revenues, respectively. Revenues for that customer were generated through our Electronic Commerce, Software and Investment Services segments. Foreign sales based on the location of our customers, for the years ended June 30, 2007, 2006 and 2005 were $51.3 million, $44.4 million and $17.3 million, respectively. Long-lived assets by geographic area are as follows (in thousands):

	Year Ended June 30,
	2007	2006

United States	$1,343,905	$939,442
Other	65,255	67,425

Total	$1,409,160	$1,006,867

NOTE 20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly financial information for the years ended June 30, 2007 and 2006 includes all adjustments necessary for a fair presentation of our quarterly results of operations (in thousands, except per share data):

	Quarter Ended
	September 30	December 31	March 31	June 30

FISCAL 2007
Total revenues, continuing operations	$228,619	$237,160	$230,208	$276,657
Income from continuing operations	$48,203	$53,921	$44,559	$44,255
Net income	$31,217	$35,277	$30,020	$27,924
Basic earnings per share:
Net income per common share	$0.35	$0.40	$0.34	$0.32

Weighted average number of shares	89,962	87,976	87,437	87,855

Diluted earnings per share:
Net income per common share	$0.34	$0.39	$0.33	$0.31

Weighted average number of shares	92,599	90,624	89,858	90,481

	Quarter Ended
	September 30	December 31	March 31	June 30

FISCAL 2006
Total revenues, continuing operations	$213,693	$213,844	$226,927	$224,938
Income from continuing operations	$40,307	$51,606	$48,863	$45,341
Net income	$26,357	$33,765	$37,656	$29,485
Basic earnings per share:
Net income per common share	$0.29	$0.37	$0.41	$0.32

Weighted average number of shares	90,578	90,820	91,257	91,287

Diluted earnings per share:
Net income per common share	$0.28	$0.36	$0.40	$0.31

Weighted average number of shares	92,818	93,589	94,199	94,232

The sum of our quarterly earnings per common share does not always equal the year-to-date earnings per common share for the respective fiscal periods, due to changes in the weighted average number of shares outstanding at each quarter-end.

NOTE 21.	SUBSEQUENT EVENTS

Pending Acquisition

On August 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Fiserv, Inc. (“Fiserv”) will acquire all of our outstanding shares of common stock and common stock equivalents for $48.00 per share in cash. Fiserv is a publicly traded NASDAQ company headquartered in Brookfield, Wisconsin and is a provider of technology solutions. We expect the transaction to close by December 31, 2007, subject to approval by our stockholders and certain regulatory agencies.

In addition, on August 2, 2007, we and Wells Fargo Bank, National Association, (the “Rights Agent”) executed a fourth amendment to the Rights Agreement, dated as of December 16, 1997 (the “Rights Agreement”), by and between us and the Rights Agent (as successor to The Fifth Third Bank), as amended (the “Fourth Amendment”). The Fourth Amendment provides that, among other things, neither the execution of the Merger Agreement nor the consummation of the Merger or the other transactions contemplated by the Merger Agreement will trigger the separation or exercise of the Rights or any adverse event under the Rights Agreement.

Sale-Leaseback Transaction

During the first quarter of our fiscal year 2008 we closed on a sale-leaseback transaction related to a property we own in Dublin, Ohio. Under the terms of the agreement, we received net proceeds of approximately $22 million from the sale and agreed to a 12-year lease of the facility.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	BALANCE AS
	OF	CHARGES TO		BALANCE AS
	BEGINNING	COSTS AND		OF END OF
	OF PERIOD	EXPENSES	DEDUCTIONS	PERIOD
	(In thousands)

Alllowance for Doubtful Accounts
2007	$1,509	$2,033	$439	$3,103
2006	$2,571	$(585)	$477	$1,509
2005	$834	$2,197	$460	$2,571
Allowance for Returns
2007	$345	$696	$810	$231
2006	$1,020	$815	$1,490	$345
2005	$1,171	$1,247	$1,398	$1,020

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control and instances of fraud, if any, within a company have been detected.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Carreker Corporation, which was acquired on April 2, 2007, Corillian Corporation, which was acquired on May 15, 2007, and Upstream Technologies LLC, of which substantially all the assets were acquired on May 31, 2007, and whose combined financial statements constitute 22.8 percent of total assets and 2.4 percent of revenues, of the consolidated financial statement amounts as of and for the year ended June 30, 2007. Further discussion of these acquisitions can be found in Note 2 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2007.

Our independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our management’s assessment of our internal control over financial reporting. This report appears on page 74 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information called for by Part III, Item 10, is incorporated by reference to the applicable information in our proxy statement relating to our 2007 annual meeting of stockholders.

Item 11.	Executive Compensation.

Information called for by Part III, Item 11, is incorporated by reference to the applicable information in our proxy statement relating to our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Part III, Item 12, is incorporated by reference to the applicable information in our proxy statement relating to our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by Part III, Item 13, is incorporated by reference to the applicable information in our proxy statement relating to our 2007 annual meeting of stockholders.

Item. 14.  Principal Accountant Fees and Services.

Information called for by Part III, Item 14, is incorporated by reference to the applicable information in our proxy statement relating to our 2007 annual meeting of stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) The following financial statements are included herein in Item 8:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 30, 2007 and 2006.

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007.

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2007.

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007.

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

(3) Exhibits:

Exhibit
Number	Exhibit Description

2(a)	Agreement and Plan of Merger, dated August 2, 2007, among CheckFree Corporation, Fiserv, Inc. and Braves Acquisition Corp. (Reference is made to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Fiserv, Inc. (File No. 0-14948) for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by reference.)
2(b)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, filed with the Securities and Exchange Commission on August 25, 2000, and incorporated herein by reference.)
2(c)	Agreement and Plan of Merger, dated December 29, 2006, among CheckFree Corporation, CFA Software Corporation, and Carreker Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 29, 2006, filed with the Securities and Exchange Commission on January 3, 2007, and incorporated herein by reference.)
2(d)	Agreement and Plan of Merger, dated February 13, 2007, among CheckFree Corporation, CF Oregon, Inc., and Corillian Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated February 13, 2007, filed with the Securities and Exchange Commission on February 14, 2007, and incorporated herein by reference.)
3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Company’s Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
3(c)	Amended and Restated By-Laws of the Company, as of February 8, 2007. (Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by reference.)
3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(c) hereto.)
4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to CheckFree Holdings Corporation’s Registration Statement on Form 8-A (File No. 001-12721), filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)
4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Holdings Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)
4(d)	Amendment No. 2 to the Rights Agreement, dated as of September 30, 2000, between CheckFree Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)
4(e)	Substitution of Successor Rights Agent and Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 29, 2002, and incorporated herein by reference.)
4(f)	Amendment No. 4 to the Rights Agreement, dated as of August 2, 2007, between CheckFree Corporation and Wells Fargo Bank, National Association, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)
10(a)	CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of June 15, 2007).*
10(b)	CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank — Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
10(c)	CheckFree Corporation 2006 Associate Stock Purchase Plan (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-138845), filed with the Securities and Exchange Commission on November 20, 2006, and incorporated herein by reference)
10(d)	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-101280), filed with the Securities and Exchange Commission on August 24, 2007 and incorporated herein by reference.)+
10(e)	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

Exhibit
Number	Exhibit Description

10(f)	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(g)	Form of Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(h)	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(i)	Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(j)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)+
10(k)	CheckFree Corporation Amended and Restated Nonqualified Deferred Compensation Plan, dated July 26, 2007.*+
10(l)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)+
10(m)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(l). (Reference is made to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)+
10(n)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(o)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(p)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(q)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)+
10(r)	CheckFree Corporation 2008 Incentive Compensation Plan. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(s)	Description of Compensation Arrangements Approved by the Compensation Committee of the Board of Directors for the Company’s Named Executive Officers in Fiscal Year 2008 and for the Company’s Non-Management Directors in Fiscal Year 2008 (Reference is made to Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

Exhibit
Number	Exhibit Description

10(t)	Form of Retention Agreement dated as of July 27, 2007 between CheckFree Corporation and each of its executive officers. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(u)	Form of Amendment to Retention Agreement dated as of August 2, 2007 between CheckFree Corporation and each of Peter J. Kight, David E. Mangum, Stephen E. Olsen, Alex Hart, Jardon Bouska and Michael P. Gianoni. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)+
10(v)	Letter Agreement, dated February 16, 2007, between Matthew S. Lewis and CheckFree Services Corporation (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by reference).+
10(w)	Individual Separation Agreement and General Release, dated as of August 14, 2007, by and among CheckFree Corporation, CheckFree Services Corporation and Randal A. McCoy. (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated August 14, 2007, filed with the Securities and Exchange Commission on August 20, 2007, and incorporated herein by reference.)+
10(x)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**
10(y)	Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004, and incorporated herein by reference.)
10(z)	First Amendment to Revolving Credit Agreement, made and entered into as of December 7, 2004, by and among CheckFree Corporation, CheckFree Services Corporation, and CheckFree Investment Corporation, the several banks and other financial institutions from time to time party thereto (the “Lenders”), and Sun Trust Bank, in its capacity as Administrative Agent for the Lenders, as Issuing Bank, and as Swingline Lender. (Reference is made to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
10(aa)	Revolving Credit Agreement, dated April 13, 2006, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and KeyBank National Association, US Bank, National Association, and Mizuho Corporate Bank, Ltd., as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(bb)	Master Agreement, dated April 13, 2006, among CheckFree Corporation, as Guarantor, and CheckFree Services Corporation, as Lessee and Construction Agent, SunTrust Bank, as Lessor, certain financial institutions parties thereto, as Lenders, SunTrust Equity Funding, LLC, as Agent and Sole Arranger, US Bank, National Association, Mizuho Corporate Bank (USA) and KeyBank National Association, each as Co-Documentation Agents, and Bank of America, N.A., as Syndication Agent. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

10(cc)	Master Lease Agreement, dated April 13, 2006, between CheckFree Services Corporation, as Lessee, and SunTrust Bank, as Lessor. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(dd)	Construction Agency Agreement, dated April 13, 2006, between SunTrust Bank and CheckFree Services Corporation, as Construction Agent. (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(ee)	First Amendment to Master Agreement, dated April 13, 2006, among Bastogne, Inc., CheckFree Services Corporation, CheckFree Corporation, and SunTrust Bank. (Reference is made to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
21	Subsidiaries of the Company.*
23	Consent of Deloitte & Touche LLP.*
24	Power of Attorney.*
31(a)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.*
31(b)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.*
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.***
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.

(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule is included in Item 8 to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECKFREE CORPORATION

Date: August 24, 2007	By: /s/ David E. Mangum
David E. Mangum, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of August, 2007.

/s/ Peter J. Kight Peter J. Kight	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ David E. Mangum David E. Mangum	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Samuel R. Schwartz Samuel R. Schwartz	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

*William P. Boardman William P. Boardman	Director

*C. Beth Cotner C. Beth Cotner	Director

*James D. Dixon James D. Dixon	Director

*Mark A. Johnson Mark A. Johnson	Director

*Eugene F. Quinn Eugene F. Quinn	Director

*Jeffrey M. Wilkins Jeffrey M. Wilkins	Director

*By: /s/ Curtis A. Loveland Curtis A. Loveland, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2(a)	Agreement and Plan of Merger, dated August 2, 2007, among CheckFree Corporation, Fiserv, Inc. and Braves Acquisition Corp. (Reference is made to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Fiserv, Inc. (File No. 0-14948) for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by reference.)
2(b)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, filed with the Securities and Exchange Commission on August 25, 2000, and incorporated herein by reference.)
2(c)	Agreement and Plan of Merger, dated December 29, 2006, among CheckFree Corporation, CFA Software Corporation, and Carreker Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 29, 2006, filed with the Securities and Exchange Commission on January 3, 2007, and incorporated herein by reference.)
2(d)	Agreement and Plan of Merger, dated February 13, 2007, among CheckFree Corporation, CF Oregon, Inc., and Corillian Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated February 13, 2007, filed with the Securities and Exchange Commission on February 14, 2007, and incorporated herein by reference.)
3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Company’s Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)
3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
3(c)	Amended and Restated By-Laws of the Company, as of February 8, 2007. (Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by reference.)
3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)
4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(c) hereto.)
4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to CheckFree Holdings Corporation’s Registration Statement on Form 8-A (File No. 001-12721), filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)
4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Holdings Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)
4(d)	Amendment No. 2 to the Rights Agreement, dated as of September 30, 2000, between CheckFree Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

4(e)	Substitution of Successor Rights Agent and Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 29, 2002, and incorporated herein by reference.)
4(f)	Amendment No. 4 to the Rights Agreement, dated as of August 2, 2007, between CheckFree Corporation and Wells Fargo Bank, National Association, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)
10(a)	CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of June 15, 2007).*
10(b)	CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank — Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
10(c)	CheckFree Corporation 2006 Associate Stock Purchase Plan (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-138845), filed with the Securities and Exchange Commission on November 20, 2006, and incorporated herein by reference).
10(d)	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-101280), filed with the Securities and Exchange Commission on August 24, 2007 and incorporated herein by reference.)+
10(e)	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(f)	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(g)	Form of Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(h)	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(i)	Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+
10(j)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)+
10(k)	CheckFree Corporation Amended and Restated Nonqualified Deferred Compensation Plan, dated July 26, 2007.*+
10(l)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.)+

Exhibit
Number	Exhibit Description

10(m)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(l). (Reference is made to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)+
10(n)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(o)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(p)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)
10(q)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.)+
10(r)	CheckFree Corporation 2008 Incentive Compensation Plan. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(s)	Description of Compensation Arrangements Approved by the Compensation Committee of the Board of Directors for the Company’s Named Executive Officers in Fiscal Year 2008 and for the Company’s Non-Management Directors in Fiscal Year 2008 (Reference is made to Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(t)	Form of Retention Agreement dated as of July 27, 2007 between CheckFree Corporation and each of its executive officers. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+
10(u)	Form of Amendment to Retention Agreement dated as of August 2, 2007 between CheckFree Corporation and each of Peter J. Kight, David E. Mangum, Stephen E. Olsen, Alex Hart, Jardon Bouska and Michael P. Gianoni. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)+
10(v)	Letter Agreement, dated February 16, 2007, between Matthew S. Lewis and CheckFree Services Corporation (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by reference).+
10(w)	Individual Separation Agreement and General Release, dated as of August 14, 2007, by and among CheckFree Corporation, CheckFree Services Corporation and Randal A. McCoy. (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated August 14, 2007, filed with the Securities and Exchange Commission on August 20, 2007, and incorporated herein by reference.)+
10(x)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**
10(y)	Revolving Credit Agreement, dated August 20, 2004, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and KeyBank National Association, US Bank and BNP Paribas, as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2004, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description

10(z)	First Amendment to Revolving Credit Agreement, made and entered into as of December 7, 2004, by and among CheckFree Corporation, CheckFree Services Corporation, and CheckFree Investment Corporation, the several banks and other financial institutions from time to time party thereto (the “Lenders”), and Sun Trust Bank, in its capacity as Administrative Agent for the Lenders, as Issuing Bank, and as Swingline Lender. (Reference is made to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)
10(aa)	Revolving Credit Agreement, dated April 13, 2006, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and KeyBank National Association, US Bank, National Association, and Mizuho Corporate Bank, Ltd., as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(bb)	Master Agreement, dated April 13, 2006, among CheckFree Corporation, as Guarantor, and CheckFree Services Corporation, as Lessee and Construction Agent, SunTrust Bank, as Lessor, certain financial institutions parties thereto, as Lenders, SunTrust Equity Funding, LLC, as Agent and Sole Arranger, US Bank, National Association, Mizuho Corporate Bank (USA) and KeyBank National Association, each as Co-Documentation Agents, and Bank of America, N.A., as Syndication Agent. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(cc)	Master Lease Agreement, dated April 13, 2006, between CheckFree Services Corporation, as Lessee, and SunTrust Bank, as Lessor. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(dd)	Construction Agency Agreement, dated April 13, 2006, between SunTrust Bank and CheckFree Services Corporation, as Construction Agent. (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
10(ee)	First Amendment to Master Agreement, dated April 13, 2006, among Bastogne, Inc., CheckFree Services Corporation, CheckFree Corporation, and SunTrust Bank. (Reference is made to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)
21	Subsidiaries of the Company.*
23	Consent of Deloitte & Touche LLP.*
24	Power of Attorney.*
31(a)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.*
31(b)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.*
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.***
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.