Form 10-K/A
period 2007-06-30
CHECKFREE CORP \GA\
filed 2007-10-29
CIK 949341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission (“SEC”) on August 24, 2007, is being filed to provide the information required in Part III and to remove an agreement that is no longer in effect as an exhibit in Item 15 of Part IV. This Form 10-K/A (Amendment No. 1) amends and restates Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Annual Report on Form 10-K for the fiscal year ended June 30, 2007, in each case only as set forth herein, and no other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 is amended hereby. This Form 10-K/A (Amendment No. 1) does not reflect events occurring after August 24, 2007, nor does it modify or update disclosures included, except in Part III, Items 10, 11, 12, 13, and 14 and Part IV, Item 15.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
     The following table sets forth for each director, the person’s name, age, and his or her position with us. Each director was elected at an annual meeting of stockholders for a term that will continue until our annual meeting of stockholders to be held in the year indicated below or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal. There are no arrangements or understandings pursuant to which any person has been appointed as a director of CheckFree.
Class I Directors (Terms Expire in 2008)

Name	Age	Position
William P. Boardman	66	Director

James D. Dixon	64	Director
Class II Directors (Terms Expire in 2009)

Name	Age	Position
Mark A. Johnson	54	Vice Chairman and Director

Eugene F. Quinn	53	Director
Class III Directors (Terms Expire in 2007)

Name	Age	Position
Peter J. Kight	51	Chairman and Chief Executive Officer

Jeffrey M. Wilkins	63	Director

C. Beth Cotner	54	Director
     Peter J. Kight, our founder, has served as our Chairman and Chief Executive Officer since December 1997. He also serves as Chairman and Chief Executive Officer of CheckFree Services Corporation (a position he has held since 1981). Mr. Kight is also a director of CheckFree Services Corporation. From 1997 to 1999, Mr. Kight served as President of CheckFree Corporation and, from 1981 to 1999, he served as President of CheckFree Services Corporation. Mr. Kight is a director of Akamai Technologies, Inc., a publicly held company that distributes computing solutions and services.
     Mark A. Johnson has served as a director since 1983. He also serves as a director and as Vice Chairman of CheckFree Services Corporation, and as a director of OneVu Limited, our joint venture company with Voca Limited in the United Kingdom. Mr. Johnson returned to serve as our Vice Chairman in January 2003. Prior to that, he had served as our Vice Chairman from December 1997 to June 2000, as Executive Vice President, Business Development of CheckFree Services Corporation from 1993 to 1997, as Treasurer of CheckFree Services Corporation from 1993 to 1996, as Senior Vice President of CheckFree Services Corporation from 1991 to 1993, and as a Vice President of CheckFree Services Corporation from 1982 to 1991. From June 2000 to January 2003, Mr. Johnson served as Chief Executive Officer of e-RM Partners.
     William P. Boardman has served as a director since July 1996. Mr. Boardman was an officer of Bank One Corporation from 1984 until March 2001, when he retired from his positions as Vice Chairman and director of Bank One Corporation and Chairman and Chief Executive Officer of First USA Bank. From September 2001 to November 2003, Mr. Boardman served as a Senior Advisor to Goldman Sachs & Company. Mr. Boardman served as Chairman of Visa International, Inc. from 1996 until his retirement in June 2005, and formerly served as a member of the board of directors of Visa International, Inc. and Visa U.S.A.
     C. Beth Cotner has served as a director since May 2007. From 2005 to 2006, Ms. Cotner served as Interim CEO of Business Intelligence Advisors (BIA), where she continues to serve as a board member. Prior to joining BIA, which provides innovative and independent research, analysis and training solutions, Ms. Cotner was Managing Director and Chief Investment Officer of the Large Cap Growth area of Putnam Investment Management, Boston, from 1995 to 2003. While at Putnam, she grew Putnam Investors Fund from $1 billion to $14 billion, establishing the fund among the firm’s flagships, and grew the firm’s large cap institutional business to $30 billion. Before joining Putnam, she was Executive Vice President of Kemper Financial Services, Chicago, from 1985 to 1995. In addition to her BIA board appointment, Ms. Cotner is a member of the Investment Analysts Society in Boston and a member of the Endowment Board for the Oregon Shakespeare Festival.
     James D. Dixon has served as a director since August 2000. Mr. Dixon served as Executive of Bankofamerica.com, a subsidiary of Bank of America, from February 2000 until his retirement in January 2002. Mr. Dixon was Group Executive of Bank of America Technology and Operations, a subsidiary of Bank of America, from September 1998 to February 2000. Mr. Dixon was President of NationsBank Services, Inc., a subsidiary of NationsBank Corporation, from 1992 until the 1998 merger of NationsBank Corporation and Bank of America Corporation. Mr. Dixon serves on the board of directors of the publicly held companies BroadVision, Inc., a developer of e-business infrastructure Web applications, 724 Solutions Inc., a provider of mobile network technology, and Rare Hospitality International, Inc., a restaurant operator and franchisor.
     Eugene F. Quinn has served as a director since 1994. Since May 1999, Mr. Quinn has served as President of Confluence Partners, LLC, a private investment company. From March 1997 to April 1999, Mr. Quinn served as Senior Vice President for Online and Interactive Services at MTV Networks, a division of Viacom, Inc. From 1984 to 1997, Mr. Quinn served as a senior executive at Tribune Company and its Chicago Tribune subsidiary.
     Jeffrey M. Wilkins has served as a director since 1990. Since September 1, 2006, Mr. Wilkins has served as Chairman of Wilkins Associates, a business consulting firm. From May 2005 until August 31, 2006, Mr. Wilkins served as the President and Chief Executive Officer of UMC Partners, an independent, non-profit holding company for the commercialization of ideas and research emanating from The Ohio State University Medical Center. From March 2004 to May 2005, Mr. Wilkins served as the Executive Director of Technology Commercialization and Partnerships and as Interim Chief Information Officer of The Ohio State University Medical Center. From January 2002 to March 2004, Mr. Wilkins was the Chairman of Wilkins Associates. From August 1989 to August 2003, Mr. Wilkins served as Chairman of Metatec Corporation, and its successor Metatec International, Inc., a publicly-held company that distributes information utilizing CD-ROM technology. From August 1989 to January 2002, Mr. Wilkins also served Metatec Corporation and its successor as President and Chief Executive Officer. Metatec filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in October 2003.
Executive Officers
     In addition to Peter J. Kight and Mark A. Johnson, the following persons are our executive officers:
     Leigh Asher, age 45, has served as our Senior Vice President, Corporate Marketing since January 2003. Ms. Asher also serves as Senior Vice President, Corporate Marketing of CheckFree Services Corporation. From August 2000 until December 2002, Ms. Asher served as our Vice President, Biller Solutions Marketing. Prior to that, Ms. Asher served as our Vice President, Strategic Communications from January 2000 until July 2000. From 1997 to 2000, Ms. Asher was Director, Strategic Communications, of Per Se Technologies, Inc.
     Laura E. Binion, age 50, has served as our Executive Vice President and General Counsel since July 2003 and Assistant Secretary since October 2003. Prior to that, she served as Senior Vice President and General Counsel from November 2001 to July 2003. Ms. Binion also serves as Executive Vice President, General Counsel and Secretary of CheckFree Services Corporation. From June 2000 until she joined our company, Ms. Binion served as Associate General Counsel for the southern operations of Verizon Wireless. Ms. Binion served as Vice President and General Counsel of GTE Wireless from November 1997 to June 2000 and as Associate General Counsel from March 1995 to

November 1997. Prior to that, Ms. Binion was in private practice at Parker, Hudson, Rainer, Dobbs & Kelly and at Kutak, Rock & Huie.
     Jardon T. Bouska, age 47, has served as our Executive Vice President since June 2007. Since June 2007, Mr. Bouska has also served as Executive Vice President and General Manager, CheckFree Electronic Biller Services unit, of CheckFree Services Corporation. From July 2001 until June 2007, Mr. Bouska served as our Senior Vice President and General Manager Operations and Biller Business Unit of CheckFree Services Corporation.
     Michael P. Gianoni, age 46, has served as our Executive Vice President since June 2006. Mr. Gianoni also serves as Executive Vice President and General Manager, CheckFree Investment Services Division, of CheckFree Services Corporation. Prior to joining our company, Mr. Gianoni served as the Senior Vice President of the E-Solutions division of DST Systems, Inc from 2004 to June 2006. From 2001 to 2004, Mr. Gianoni served as the Senior Vice President of Client Services & Systems at DST Systems, Inc.
     Alex P. Hart, age 45, has served as our Executive Vice President since June 2007. Since June 2007, Mr. Hart has also served as Executive Vice President and General Manager, CheckFree Electronic Banking Services unit, of CheckFree Services Corporation. Prior to joining our company, Mr. Hart served as President and a director of Corillian Corporation from January 2001 until our acquisition of Corillian in May 2007, and Mr. Hart also served as Chief Executive Officer of Corillian from October 2002 until May 2007. Mr. Hart served as Executive Vice President of Corporate Development from April 2000 to January 2001 at Corillian, and from January 1999 to April 2000, he was Vice President of Business Development for TransPoint, a joint venture among Microsoft, First Data Corporation and Citigroup
     David E. Mangum, age 41, has served as our Executive Vice President and Chief Financial Officer since July 2000. Mr. Mangum also serves as a director and as Executive Vice President and Chief Financial Officer of CheckFree Services Corporation. From September 1999 to June 2000, Mr. Mangum served as our Senior Vice President, Finance and Accounting. From July 1998 to September 1999, he worked as Vice President, Finance and Administration, Managed Systems Division for Sterling Commerce, Inc. Prior to that, Mr. Mangum worked as the Director of Finance for XcelleNet, Inc. from February 1997 to July 1998. From 1993 to 1997, Mr. Mangum worked for Dun & Bradstreet Software, most recently as Director of Finance.
     Stephen E. Olsen, age 47, has served as our Chief Operating Officer since November 2006. Since July 2005, Mr. Olsen has also served as Chief Information Officer of CheckFree Services Corporation and since November 2006, Mr. Olsen has also served as Chief Operating Officer of CheckFree Services Corporation. From May 2001 to June 2005, Mr. Olsen served as Executive Vice President and General Manager, CheckFree Electronic Commerce Division, of CheckFree Services Corporation. Mr. Olsen served as our Senior Vice President from December 1997 to August 1999, as Executive Vice President, Chief Information Officer of CheckFree Services Corporation from November 1999 to May 2001, as Executive Vice President, EC Information Technology Operations of CheckFree Services Corporation from August 1999 to November 1999, and as Senior Vice President and Chief Information Officer of CheckFree Services Corporation from March 1997 to August 1999. From 1996 to 1997, Mr. Olsen served as Vice President, Chief Information Officer of Geac Computer Corporation. From 1990 to 1996, Mr. Olsen served as Vice President, Chief Information Officer of Dun & Bradstreet Software.
     Officers are elected annually by the board of directors and serve at its discretion. There are no family relationships among our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the year ended June 30, 2007.

Code of Business Conduct, Corporate Governance Guidelines and Committee Charters
     We have adopted a code of business conduct that is applicable to all of our associates, directors and officers, including our chief executive officer, chief financial officer and chief accounting officer. Our code of business conduct, as well as our corporate governance guidelines, and the charters of our Governance Committee, Compensation Committee and Audit Committee of the board of directors, are available at the “Corporate Governance” section of the Investor Center page on our corporate website at www.checkfreecorp.com. Stockholders may also request a free copy of the code of business conduct, corporate governance guidelines or the committee charters from: CheckFree Corporation, 4411 East Jones Bridge Road, Norcross, Georgia 30092, Attention: Tina Moore, Investor Relations Manager, or by telephoning us at (678) 375-3000.
Audit Committee
     We have an Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Dixon (Chairman), Quinn, and Wilkins and Ms. Cotner serve as members of our Audit Committee. The Audit Committee operates under a written charter. All members of our Audit Committee meet (i) the independence requirements for audit committee membership set forth in the Nasdaq Marketplace Rules (“Nasdaq Rules”) and the rules of the Securities and Exchange Commission (the “SEC Rules”), and (ii) the composition requirements for audit committee membership set forth in the Nasdaq Rules. The board of directors has determined that Mr. Dixon is an “audit committee financial expert” as that term is defined in the SEC Rules.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
     The Compensation Committee of our Board of Directors (the “Committee”) has the authority and responsibility to establish, determine and administer:
•	CheckFree’s officer and employee compensation policies;

•	the salaries of CheckFree’s executive officers;

•	the formula for determining cash incentive plan awards, including performance objectives, to CheckFree’s executive officers under the CheckFree Corporation 2008 Incentive Compensation Plan, and any predecessor or successor plan thereto, and to CheckFree’s broader employee base under our other cash incentive programs; and

•	the grants of equity awards to CheckFree’s executive officers and other key employees, including performance objectives associated with those awards, under the CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan and any successor plan thereto.
     The Committee consists solely of non-employee directors, each of whom is also “independent” as defined by the Nasdaq Rules. The following discussion describes:
•	the objectives of our executive compensation program;

•	the elements of compensation provided to our executive officers; and

•	the factors considered in determining the levels, elements and mix of compensation provided to our executive officers.
Objectives of Our Compensation Programs
     The Committee has approved an executive compensation program designed to:

•	attract, motivate and retain executives who are able to grow the company while achieving targeted profitability levels;

•	provide the opportunity for compensation commensurate with the level of performance achieved relative to the industry and our own internal goals; and

•	align the interests of the executives with those of our stockholders by providing a long-term, equity-based component.
These objectives are in line with the Committee’s broader expectations for, and philosophy regarding, our compensation for much of our employee base. Many of our employees participate in one of our annual cash incentive programs based on overall company and/or business unit performance against our internal targeted goals. The better our results are against the targeted performance objectives for the year, the greater the amount the employee will receive compared to his or her targeted cash incentive award. The Committee believes that employees are motivated to help us achieve our goals when a portion of their compensation is tied to our performance. In addition, our key employees, as determined by the Committee, receive equity-based awards to align their interests with those of our stockholders as they lead the operations of our company. These long-term equity awards also help us retain talented individuals in our leadership positions.
Process for Determining Executive Compensation and Pay Philosophy
     The Committee has the authority and responsibility to establish, determine and administer our compensation policies and plans for our executive officers, including our named executive officers identified in this Form 10-K/A. The Committee’s charter allows it to delegate any of its responsibilities to one or more subcommittees established by the Committee; however, to date, the Committee has not made any such delegation.
     In fulfilling its responsibilities regarding executive compensation, the Committee requested the advice of or assistance from certain members of management and our Governance Committee, but retained ultimate decision-making authority for all elements of executive officer compensation. In fiscal 2004, we first engaged the services of Pearl Meyer & Partners, a compensation consulting practice, to assist us in reviewing our compensation program for executive officers and making recommendations to the Committee for approval. We initially implemented the combination of current compensation elements, discussed further below, in fiscal year 2005, and we engaged Pearl Meyer in later years to update the comparative compensation information for our executive officers. In April 2006, Pearl Meyer again evaluated the compensation of our executive officers versus the competitive market in light of any new market trends or changes, and updated its review from fiscal 2004 based on our executive pay philosophy developed at the time. The comparison data received from Pearl Meyer toward the end of fiscal 2006 came from published and private pay survey sources for positions in the technology and service industries most comparable to the positions of our executive officers. Pearl Meyer analyzed pay survey compensation data to determine competitive levels for the following pay components: base salary, target annual cash incentive as a percentage of salary, total cash compensation (salary plus target annual cash incentive), annualized expected value of long-term incentives and total direct compensation. Pearl Meyer compared then-current fiscal 2006 target compensation for our executive officers with projected fiscal year 2007 market data, and the information was developed using single regression analysis and tabular data, based on the projected fiscal year 2007 revenue responsibilities of each position.
     Our executive pay philosophy, beginning with fiscal 2005, has been to move toward the 75th percentile over time for total direct compensation. Our philosophy targets the median for base salaries and the 75th percentile for total cash compensation compared to the competitive market. However, the Committee does not view percentile targets for compensation as specific objectives we must reach but rather as management and Committee tools that provide perspective on compensation decisions. Market compensation data is considered along with other data points such as what tasks are required of the executive and what the marketplace is for equivalent positions. Although we have increased compensation each year to approach our goal, the Committee has exercised its judgment in determining whether we are paying our executive officers competitively and at appropriate levels for our company and our performance. Based on competitive pay analysis data available with respect to our executive officers, at the beginning of fiscal 2007, we were at 94% of the 50th percentile for base salaries, 88% of the 75th percentile for total cash compensation (base salary plus annual target cash incentive) and 85% of the 75th percentile for total direct compensation, all of which were within a competitive range as analyzed by Pearl Meyer. The Committee has generally chosen to raise the level of total compensation paid to our executive officers over time by increasing the number of long-term equity-based awards rather than approving significant increases in base salaries. This better aligns our executive officers’ interests with those of our stockholders and the long-term growth of our company.
     Each year, our Chairman and Chief Executive Officer typically prepares an annual performance review for each of our other named executive officers and consults the most recent market compensation information prepared by the compensation consultant. He discusses this information with the Committee and provides his recommendation for the appropriate base salary and targeted cash and equity incentive compensation amount for the upcoming fiscal year. Our Chairman and Chief Executive Officer does not participate in any deliberations or voting by the Committee on the amount or form of his own compensation and is not present at the vote on compensation for our other executive officers. The Committee obtains the results of a formal, 360-degree performance evaluation conducted by our Governance Committee and market compensation data from the compensation consultant as input for determining our Chairman and Chief Executive Officer’s compensation. In addition, the Committee meets in joint session with the Governance Committee at the beginning of the fiscal year to review the performance of our Chairman and Chief Executive Officer which also contributes to the determination of his compensation package. In determining the performance-based awards under our cash incentive and equity incentive compensation plans, our Chief Financial Officer evaluates the relative risks inherent in the annual budget for the company as a whole and each of our operating divisions for the fiscal year and recommends to the Committee performance objectives for our executive officers and all other employee participants in our other cash and equity incentive programs.
     From a procedural standpoint, the Committee determined base salary, target annual cash incentive compensation amounts and related performance objectives, and annual grants of equity awards for fiscal 2007 at its July 2006 meeting. At its July 2007 meeting, the Committee certified performance results for the recently completed 2007 fiscal year and certified payments of cash incentive compensation and vesting of performance accelerated restricted stock.
Elements of Executive Compensation
     For the fiscal year ended June 30, 2007, our executive compensation program included the following types of compensation for our named executive officers included in the compensation tables below:
•	base salary;

•	annual cash incentives based on the achievement of fiscal year performance objectives;

•	stock options; and

•	shares of performance accelerated restricted stock, or PARS.
     Our compensation program is designed to meet our objectives by granting (1) cash incentive awards based on achieving our short-term, fiscal year performance objectives and (2) equity plan awards that vest ratably over three years in the case of stock options or vest in three years or five years in the case of PARS depending on whether certain long-term, three-year cumulative performance targets are achieved.
     For fiscal 2007, the Committee decided that most of the compensation awarded to each named executive officer should be performance- or service-based. When our performance results do not meet our internal performance targets, the value of incentive-based awards to our executive officers will be affected. To address our short-term goals, our named executive officers have the potential to be rewarded for their fiscal year performance under our cash incentive program, and to address our long-term goals, we believe our equity awards align their interests with those of our stockholders and the future growth of our company. When looking at the four elements of compensation outlined above, and assuming the achievement of target performance objectives, approximately 30-38% of the compensation awarded to our named executive officers for fiscal 2007, other than Mr. Kight, was base salary with the remainder of their awarded compensation tied to performance and/or long-term service with us.

Although the total awarded compensation for Mr. Kight is greater than for the other named executive officers, less than 20% of his awarded compensation, when looking at the four elements above and assuming the achievement of target performance objectives, constituted base salary. Mr. Kight’s base salary amount has remained constant since fiscal 2004 because the Committee believes that any increases in his compensation, as the management leader of our company, should primarily be in the form of long-term, equity-based awards. As a result, for fiscal 2007, a greater proportion of his awarded compensation was allocated to long-term equity awards when compared to our other named executive officers.
Base Salary
     The Committee determined fiscal 2007 named executive officer base salaries, including for our Chairman and Chief Executive Officer, based on then-current compensation relative to the competitive market, the Committee’s subjective perception of individual performance, and the executive officer’s contribution to our overall performance, rather than on specific criteria. The Committee also took into account the views and recommendations of our Chairman and Chief Executive Officer in determining base salary amounts for executive officers other than himself and of our Governance Committee in determining base salary amounts for our Chairman and Chief Executive Officer. Each named executive officer’s base salary is designed to recognize an individual’s effort and contribution in light of the responsibilities of his position and his experience. Mr. Kight’s base salary has remained unchanged since fiscal 2004, and increases in his compensation have primarily been in the form of long-term equity awards. For fiscal 2007, the Committee approved 4% base salary increases for our other named executive officers.
Annual Cash Incentives
     During the fiscal year ended June 30, 2007, our named executive officers participated in our 2003 Incentive Compensation Plan, or 2003 plan, which was our annual management cash incentive program for executive officers. The 2003 plan provided an opportunity for named executive officers, including the Chairman and Chief Executive Officer, to earn an annual cash incentive award based on achievement of full fiscal year performance objectives approved by the Committee at the beginning of each fiscal year. These objectives were based on the fiscal 2007 budget goals for our company presented by our Chief Financial Officer and approved by our board of directors. The purpose of the 2003 plan was to provide an incentive for achievement of our short-term financial objectives. For fiscal 2007, the named executive officer must have been employed by us on the last day of the plan period, or June 30, 2007, to remain eligible for payment from the 2003 plan.
     The Committee established fiscal 2007 performance objectives for the cash incentive awards under the 2003 plan based on two specific types of company and/or business unit performance components: revenue (excluding the impact of previously issued warrants) and operating income. We used these same performance components in our different cash incentive programs available to other employees, and the targeted performance objectives for these components at the total company and/or business unit level were the same for our named executive officers as they were for other participating employees. The Committee, with input from the Chairman and Chief Executive Officer, had the ability to make judgments as to the inclusion or exclusion of any of the following when determining performance outcomes under the cash incentive plan following the end of the fiscal year:
•	extraordinary gains or losses;

•	mergers and acquisitions;

•	the effects of changes in accounting principles;

•	changes in tax regulations; and

•	any other unusual charges or gains that impact financial performance, such as charges related to warrants issued to third parties.
The Committee made the same adjustments in determining performance outcomes for our named executive officers as it did for any other employee-participant in our cash incentive programs. The Committee believes that adjustments may be warranted to maintain effective and dedicated leadership in the organization when certain events during the fiscal year that do not relate to the named executive officer’s performance or that are not pertinent to the day-to-day operational performance of the company and/or business unit, would significantly affect the fiscal year performance outcomes.
     Under the 2003 plan, targeted annual cash incentive awards were calculated as a percentage of base salary. The cash incentive amount paid was based on percentage achievement of the targeted performance objective for a component, as may be adjusted by the Committee. If the minimum performance objective for a specific plan component was not met, the named executive officer would not have received a payment for the portion of the incentive award attributable to that component. If results for a component were greater than the minimum objective but less than the target, results would have been extrapolated to determine the prorated cash incentive payment for that component. If results for a component exceeded the target performance objective, results would have been similarly extrapolated to determine the cash incentive payment for that component. Each named executive officer was eligible to receive 200% or more of the target award amount attributable to a component; however, in no event could an annual award paid exceed $2 million in the aggregate. Shortly after the 2007 fiscal year-end, the Committee met in July 2007 to certify the achievement of performance objectives for each component, determine what adjustment, if any, may be warranted and determine the actual amounts of cash incentive awards to be paid.
     The Committee established target cash incentive award amounts for the fiscal year ended June 30, 2007 as a percentage of base salary, and the distribution between company and business unit specific performance objectives, for each of our named executive officers as follows:

	Fiscal 2007 Target
	Cash Incentive
	Award	% Based on Total	% Based on Business
Name and Position	(as a % of salary)	Company Objectives	Unit Objectives

Peter J. Kight Chairman and Chief Executive Officer	115%	100%	0%

David E. Mangum Executive Vice President and Chief Financial Officer	70%	100%	0%

Stephen E. Olsen Chief Operating Officer	70%	100%	0%

Mark A. Johnson Vice Chairman	50%	100%	0%

Randal A. McCoy Former Executive Vice President, General Manager — Software	70%	40%	60%
Each type of performance component carries equal weight when looking at company and/or business unit performance. For example, if a named executive officer’s target amount was based 40% on total company objectives and 60% on business unit objectives, the applicable performance components were 20% total company revenue, 20% total company operating income, 30% business unit revenue and 30% business unit operating income. Assume the named executive officer’s target cash incentive amount was 70% of base salary. If the target performance objective was reached for each of the four components during the fiscal year, as determined by the Committee, he received a cash incentive amount equal to 70% of base salary. If the actual results for a component were less than or greater than the target performance objective for that component, he received a prorated cash incentive amount allocable to the component so long as results were greater than the minimum performance objective.
     The target performance objectives established by the Committee under the 2003 plan for fiscal 2007 were designed to reflect the board’s and management’s expectations for the year set out in our annual budget, and a range of objectives allowed for payment awards below, at or above the targeted cash award depending on performance. If the board’s and management’s operating expectations change during a fiscal year, the Committee may revise the target performance objectives established at the beginning of the fiscal year to correspond with the revised expectations. On November 2, 2006, the Committee approved corresponding amendments to our fiscal 2007 target performance objectives under the 2003 plan for one of our business units and overall company based on our board’s approval on that date of a revised operating budget for the 2007 fiscal year. The amendments reduced the target performance objectives for revenue (excluding the impact of previously issued warrants) and operating income at that business unit and, as a result, at the overall company level by less than 3% each. These adjustments to the target performance objectives applied not only to our named executive officers but all employees participating in our cash incentive programs, and aligned our short-term incentive program with the increased visibility gained by our board and management during the fiscal year.
     As noted above, after the end of the fiscal year, the Committee certified the achievement of performance objectives for each component and determined what adjustment, if any, was warranted prior to deciding the actual amounts of cash incentive awards to be paid. For fiscal 2007, the Committee decided that our acquisitions of Carreker Corporation, Corillian Corporation and Upstream Technologies LLC should not be taken into account when determining results given that all three closed during our fourth fiscal quarter. In addition, when determining performance outcomes for our named executive officers, the Committee considered the fact that our international operations have the most significant impact on our Software Division. International revenue and operating income goals were established in U.S. dollars based on foreign exchange rates in place during our budgeting process at the beginning of the 2007 fiscal year. Fluctuating foreign exchange rates throughout the 2007 fiscal year favorably impacted the Software Division’s results. The Committee adjusted the actual revenue and operating income results of the Software Division to eliminate the gains achieved solely through fluctuations in foreign exchange rates. The Committee did not approve any further adjustments for the named executive officers when determining the amount of cash incentive awards to be paid for fiscal 2007. The total cash incentive award for fiscal 2007 performance under the 2003 plan for each named executive officer as a percentage of his annual target award amount was approximately 62% for Mr. Kight, 62% for Mr. Mangum, 62% for Mr. Olsen, 62% for Mr. Johnson and 66% for Mr. McCoy. By way of example, Mr. Kight received 62% of his targeted cash incentive award of 115% of base salary, or $370,760. The cash incentive awards were paid to Messrs. Kight, Mangum, Olsen and Johnson at this level because we achieved 94% of the total company’s revenue target and 93% of the total company’s operating income target for the fiscal year. The cash incentive award was paid to Mr. McCoy at this level because, in addition to the total company achievement levels, the Software Division achieved 95% of its revenue target and 87% of its operating income target for the fiscal year. By comparison, in fiscal 2006, the total cash incentive award under the 2003 plan for each named executive officer as a percentage of his annual target award amount was approximately 103% for Mr. Kight, 103% for Mr. Mangum, 103% for Mr. Olsen, 103% for Mr. Johnson and 108% for Mr. McCoy, which reflected revenue and operating income results above target for that year.
     Following the end of our 2007 fiscal year, the Committee and our board of directors adopted our 2008 Incentive Compensation Plan, or 2008 plan. The Committee established fiscal 2008 performance objectives for the cash incentive awards under the 2008 plan in a similar manner described above for fiscal 2007, including revenue and operating income as the two types of performance components. The 2008 plan is substantially similar to the 2003 plan except that the 2008 plan requires that the named executive officer be employed by us on the day we make payment under the plan, rather than the last day of the fiscal year, to be eligible to receive a cash incentive amount.
Long-Term Equity-Based Incentive Plans
     For fiscal 2007, our named executive officers received equity-based compensation in the form of stock options and performance accelerated restricted stock (“PARS”) under our Amended and Restated 2002 Stock Incentive Plan, or the 2002 plan. Long-term equity awards are designed as an incentive for our named executive officers to manage the business from the perspective of our stockholders, thereby providing a link between compensation and stockholder return through stock price appreciation. Upon their appointment, new executive officers typically receive an award of time vesting restricted stock and stock options. The number of shares of restricted stock and the number of stock options is determined on an individual basis by the Committee at the time of an executive officer’s appointment. None of our named executive officers was appointed to his position during fiscal year 2007, and therefore, they only received the annual equity grants described below.

     The fiscal 2007 equity grants were designed to reward the achievement of above targeted long-term financial performance and were comprised of 60% stock options and 40% PARS. The combination of stock options and PARS was designed as an incentive to the named executive officers commensurate with greater stockholder return. If our stock price declines over the long-term to a point lower than the exercise price of an awarded stock option, the greater allocation to stock options moderates the total value of equity-based compensation to our named executive officers as a result of this decline in stockholder return. At the same time, the PARS awards to our named executive officers would continue to have value in the event of a decline in our stock price over the long-term and continue to carry out the objectives of PARS awards described below. The Committee determined the dollar value of stock options and PARS awards granted for fiscal 2007 based on these criteria.
     Performance Accelerated Restricted Stock
     The objectives for the PARS component of long-term incentive compensation are to:
•	focus executives on building long-term strategic and financial results in support of our long-term growth and performance goals and link long-term compensation to appropriate stockholder return;

•	provide a vehicle to address executive retention; and

•	allow our executive officers to comply with our share ownership guidelines.
     PARS shares will vest upon the earliest to occur of:
•	the attainment of the cumulative financial performance objectives at the end of a three-year performance period;

•	the completion of five years of employment after the date of grant; or

•	a defined change in control of the company.
     During its July 2006 meeting at the beginning of the 2007 fiscal year, the Committee determined the dollar value of PARS awards for each named executive officer as of the effective grant date. The annual PARS awards for fiscal 2007 were granted effective as of the third trading day after we publicly announced our financial results for the fourth quarter of and fiscal 2006. The Committee believed that material information regarding our last completed fourth quarter and fiscal year should be available before the number of awarded PARS shares was determined. At the time of the annual PARS awards for fiscal 2007, our 2002 plan defined the fair market value of a share as the closing price of our common stock on the last trading day before the effective grant date. As a result, the number of PARS shares granted to a named executive officer for fiscal 2007 was determined by dividing (1) the dollar value of the award set by the Committee in July by (2) the closing price of our common stock on the last trading day immediately prior to the effective grant date.
     With respect to the three-year performance period for PARS, the following chart identifies our performance measures and the relative weight applied to each:

Percentage of PARS Award
Measure	Attributable to Measure
Cumulative three-year free cash flow	50%
Cumulative three-year revenue (excluding the impact of previously issued warrants)	25%
Cumulative three-year underlying earnings per share	25%
We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts and less capital expenditures, less the impact of an operating account conversion plus reimbursements from our credit facility for the construction of up to two data centers. We define underlying earnings per share as earnings per share calculated in accordance with generally accepted accounting principles, including a deferred revenue adjustment related to acquisitions and excluding the amortization of acquisition-related intangible assets, the impact of previously issued warrants, the SFAS 123(R) impact of options issued prior to July 1, 2004, acquisition and integration costs and the related combined tax effects. All performance measures relate to overall company performance in each of the three fiscal years making up the performance period, and all employees who receive awards of PARS shares from the Committee are subject to the same performance measures and objectives during a performance period.
     The performance objectives for each fiscal year within the performance period are determined shortly after the beginning of that fiscal year, upon completion of our budget for the year in question. Each measure is evaluated independently. Therefore, at the end of the three-year performance period, the Committee performs an independent evaluation on whether the PARS shares attributable to each measure are eligible for accelerated vesting. During the three-year performance period, a single year shortfall against our budget in any measure may be overcome by greater than targeted performance in the other two years. Additionally, there is a layering effect on targeted performance over time as each year’s performance will become a component of the cumulative three-year measure for three separate performance periods. Therefore, a significant shortfall in any measure in any given year will negatively affect three separate annual awards of PARS.
     If the performance objectives for the three-year performance period are not achieved, the Committee has determined that it is appropriate for the shares of PARS to vest upon the fifth year anniversary of the grant date. The ultimate five-year vesting of PARS shares serves as a retention tool to recognize our named executive officers’ performance over a longer term compared to the three-year performance period for acceleration.
     The Committee certifies the vesting of the PARS shares at its annual July meeting, based on the attainment of the three-year performance objectives or the passage of five years. At the end of a three-year performance period, the Committee has the ability to make judgments as to the inclusion or exclusion of any of the following when determining performance outcomes under the 2002 plan:
•	extraordinary gains or losses;

•	mergers and acquisitions;

•	the effects of any changes in accounting principles;

•	changes in tax regulations; and

•	any other unusual charges or gains that impact financial performance, such as charges associated with previously issued warrants.
     The Committee makes the same adjustments in determining performance outcomes for our executive officers as it does for any other employee who was granted PARS shares by the Committee under our 2002 plan. The Committee believes that adjustments may be warranted to maintain effective and dedicated leadership in the organization when certain events during the three-year performance period that do not relate to the named executive officer’s performance or that are not pertinent to the day-to-day operational performance of the company and/or business unit, would significantly affect the three-year performance outcomes. For the three-year performance period ended June 30, 2007, 100% of PARS shares granted at the beginning of fiscal 2005 to each named executive officer vested on an accelerated basis based on the achievement of performance objectives. The Committee determined that we exceeded our cumulative three-year free cash flow and underlying earnings per share performance objectives and achieved approximately 98% of our cumulative three-year revenue performance objective. In consideration of the cumulative weighted average attainment of all three performance objectives, which furthered our objective of long-term growth and performance, the Committee accelerated vesting of 100% of the PARS shares granted versus 75% as calculated on a non-adjusted basis. This applied to all eligible associates who received grants of PARS shares under the 2002 plan at the beginning of fiscal year 2005, including the named executive officers.

     Stock Options
     The objective of stock options is to motivate the achievement of stockholder return to match the interests of stockholders. The options have a ten year life and vest ratably over a three-year period. To the extent possible under applicable tax laws, grants are made as incentive stock options, which may have certain tax benefits for the holder, followed by nonqualified options for any remainder.
     The Committee approved the annual award of stock options to our named executive officers at the beginning of fiscal 2007 during its July 2006 meeting. The Committee determined the Black-Scholes dollar value of stock option awards for each named executive officer as of the effective grant date. For fiscal 2007, annual stock option awards were granted effective as of the third trading day after we publicly announced our financial results for the fourth quarter of and fiscal 2006. The Committee believed that material information regarding our last completed fourth quarter and fiscal year should be available before a stock option grant was effective. Per the terms of our 2002 plan at the time of these stock option grants, the exercise price of each awarded stock option was equal to the closing price of our common stock on the last trading day immediately prior to the effective grant date. In addition, the exact number of stock options that a named executive officer received for fiscal 2007 was determined by dividing (1) the dollar value of the stock option award determined by the Committee in July 2006 by (2) the Black-Scholes dollar value of an option to purchase a share of our common stock as of the close of business on the last trading day before the effective grant date.
Share Ownership Guidelines
     In July 2004, our board of directors, upon recommendation from the Committee, approved share ownership guidelines for our executive officers, including our named executive officers. The objectives of these guidelines are to:
•	build long-term commitment and perspective;

•	tie executive wealth creation to stockholder value creation without requiring cash outlays by the executive officer; and

•	send positive signals to the investment community.
The share ownership guidelines provide that with respect to restricted stock grants or stock option grants for the 2005 fiscal year forward, an after-tax value of each restricted stock award that vests or option that is exercised will be calculated for each named executive officer. The after-tax value will be expressed as a number of shares based on the share price of our common stock on the date the restricted stock award vests or the option is exercised. Named executive officers are expected to retain 50% of the after-tax gain over a rolling five (5) year period for so long as they remain executive officers. Since the adoption of these guidelines, PARS shares were not eligible to vest until after the completion of the 2007 fiscal year. In addition, these guidelines provide for a rolling five (5) year period over which to measure the after-tax gain retained by our executive officers. As a result, executive officers are not expected to comply with these guidelines until after the completion of our fiscal year ending June 30, 2009.
Employment Agreement with Peter J. Kight
     On May 1, 1997, Mr. Kight, our Chairman and Chief Executive Officer, entered into an employment agreement with us. Mr. Kight’s employment agreement provided for a minimum base salary and a covenant not to compete. Mr. Kight’s minimum base salary was set at $300,000. Mr. Kight’s base salary was $520,000 for fiscal 2004, 2005, 2006 and 2007. Additionally, at the time of the employment agreement, Mr. Kight received a stock option to purchase 200,000 shares of our common stock at $14.75 per share, the price per share on the date of the employment agreement. The initial term of Mr. Kight’s employment agreement expired on June 30, 2002, but renews automatically for a twelve-month period on each July 1 unless terminated by us or Mr. Kight as provided in the employment agreement. We maintain our employment agreement with Mr. Kight because we feel it is important to retain him as our Chairman and Chief Executive Officer as a result of his long-term and significant involvement with our company. In addition, Mr. Kight’s employment agreement contains a covenant not to compete during the time of his employment plus a one year period following termination of employment. If Mr. Kight’s employment is terminated by us without cause not in connection with a change in control, he is entitled to receive certain payments and benefits from us pursuant to the terms of his employment agreement. For additional information regarding post-

termination payment to Mr. Kight under his employment agreement, please see “Potential Payments on Termination or Change in Control” beginning on page 22 in this Form 10-K/A.
Retention Agreements and Other Separation Agreements
     On July 27, 2007, we entered into a retention agreement with each of our executive officers, including our named executive officers, which provide for certain rights, payments and benefits upon a change in control of our company and other payments and benefits following a qualifying termination event due to a change in control. The Committee and our board of directors approved the retention agreements to ensure that, as we considered a change in control transaction, each named executive officer remained focused and protected stockholders’ best interests rather than his own. We sought to ensure management stability during and after a possible change in control situation, and we believed a functioning management team could increase the value of a change in control transaction for our stockholders. We believe that the retention agreements help our named executive officers achieve a balance between their responsibilities to stockholders and the adverse impact a change in control could have on their personal economic interests and roles within our company. Our retention agreements only provide benefits to our named executive officers once a change in control has occurred, as defined in the agreements. In connection with our proposed merger with Fiserv, Inc. (“Fiserv”), on August 2, 2007, we amended the retention agreements for certain of our executive officers, including Messrs. Kight, Mangum and Olsen, to clarify the circumstances under which they may terminate employment for “good reason” following a merger with Fiserv and to change the treatment of their unvested equity awards as a result of a merger with Fiserv.
     Generally, upon a change in control, all outstanding equity awards issued to a named executive officer, whether in the form of stock options, PARS or restricted stock, become immediately and fully vested and exercisable notwithstanding any contrary waiting or vesting periods specified in our equity incentive plans or applicable award agreements. However, pursuant to the amendments described above, the unvested restricted stock and unvested stock options held by certain named executive officers will be converted into Fiserv restricted stock and stock options at the effective time of the proposed merger with Fiserv. Our retention agreements also provide for an 18-month employment period that begins only upon a change in control and during which a named executive officer’s position, pay and benefits are to remain the same. The Committee decided that for the named executive officer to receive any additional payments or benefits under the retention agreement, he must have a qualifying termination of employment following the change in control. We discuss our retention agreements with our named executive officers more fully in this Form 10-K/A under “Potential Payments on Termination or Change in Control” beginning on page 22.
     During their term, the retention agreements superseded all prior severance plans or programs established by us except for rights to severance compensation and other benefits under individual agreements that are not covered by the retention agreement. In addition, where a named executive officer is entitled to severance pay and other benefits under the retention agreement and a different agreement, the executive officer will receive the greatest aggregate amounts and benefits due pursuant to one of those agreements but will not be entitled to a duplication of such amounts and benefits.
Tax Implications
     Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and our three other most highly paid executive officers (other than our Chief Financial Officer). Certain performance-based compensation approved by our stockholders is not subject to the deduction limit. Our 2002 Stock Incentive Plan is, and our 2003 Incentive Compensation Plan was, designed to meet the criteria of this exception so that certain awards under these plans are not subject to the deduction limit of Section 162(m) of the Code and therefore could be fully deductible. While the Committee has designed this plan to allow full deductibility, it has not adopted a policy that all compensation must be deductible because it believes that it is in the best interests of our stockholders for the Committee to maintain flexibility in the design of our compensation plans, including our 2008 Incentive Compensation Plan.

Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section included in this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007 with management, and based on such review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
     The foregoing report has been submitted by the following members of the Compensation Committee.
Jeffrey M. Wilkins (Chairman)
William P. Boardman
James D. Dixon
C. Beth Cotner
The foregoing Report of the Compensation Committee does not constitute “soliciting material” and should not be deemed to be “filed” with the Securities and Exchange Commission or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this Report by reference in any of those filings.
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee of our Board of Directors in fiscal 2007 were Messrs. Quinn (Chairman) through September 2006, Wilkins (Chairman) from September 2006, Boardman and Dixon and Ms. Cotner from May 2007. There are no “interlocks,” as defined by the SEC Rules, with respect to any member of the Compensation Committee.
Summary Compensation for Fiscal Year 2007
     The following table sets forth information regarding compensation for each of our named executive officers for the fiscal year ended June 30, 2007. All numbers are rounded to the nearest dollar.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	($)	($)	($)(1)	($)(2)	($)	($)(3)	($)

Peter J. Kight	$520,000	—	$859,968	$1,552,406	$370,760	$134,033	$3,437,167
Chairman and Chief Executive Officer
David E. Mangum	$279,413	—	$184,426	$236,157	$122,048	$6,111	$828,155
Executive Vice President and Chief Financial Officer
Stephen E. Olsen	$332,062	—	$225,568	$240,257	$145,045	$6,192	$949,124
Chief Operating Officer
Mark A. Johnson	$287,795	—	$129,703	$396,970	$89,792	$7,644	$911,904
Vice Chairman
Randal A. McCoy (4)	$278,968	—	$113,314	$137,288	$129,714	$7,512	$666,796
Former Executive Vice President and General Manager — Software

(1)	Represents dollar amount recognized for financial reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to fiscal year 2007. This amount disregards any estimates of forfeiture during the fiscal year but accounting for any actual forfeiture by a named executive officer during the fiscal year. Assumptions used in the calculation of these amounts are included in note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2007, included in our

Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2007. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(2)	Represents dollar amount recognized for financial reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to fiscal year 2007. This amount disregards any estimates of forfeiture during the fiscal year but accounting for any actual forfeiture by a named executive officer during the fiscal year. Assumptions used in the calculation of these amounts are included in note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2007. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(3)	All Other Compensation represents 401(k) match of $6,148 for Mr. Kight, $6,111 for Mr. Mangum, $6,192 for Mr. Olsen, $7,644 for Mr. Johnson and $7,512 for Mr. McCoy. In addition, All Other Compensation represents $127,885 (net of reimbursement) for Mr. Kight related to personal use of our corporate aircraft. Personal use of our corporate aircraft consists of the incremental cost to us of personal use by Mr. Kight of our corporate aircraft and is calculated based on a methodology that includes the weighted average cost of fuel, maintenance and repair expenses, pilot services, travel expenses and other variable costs associated with such use. Because the corporate aircraft is used primarily for business travel, the methodology excludes fixed costs that do not change based on usage, including pilot salaries, the lease costs of the aircraft and the cost of maintenance not related to personal travel. Mr. Kight, his family and guests occasionally fly on the corporate aircraft as additional passengers on personal flights that are attributed to Mr. Kight, in which case the entire incremental cost is allocated to Mr. Kight for the personal flight.

(4)	Mr. McCoy’s employment with us ended August 24, 2007.
Grants of Plan Based Awards for Fiscal Year 2007
     The following table sets forth information regarding grants of non-equity and equity based incentive awards for each of our named executive officers for the fiscal year ended June 30, 2007. All dollar amounts are rounded to the nearest dollar.

									All Other
									Option
									Awards:	Exercise	Grant
			Estimated Future Payouts						Number of	or Base	Date Fair
			Under Non-Equity Incentive			Estimated Future Payouts Under			Securities	Price of	Value of
			Plan Awards(2)			Equity Incentive Plan Awards (5)			Underlying	Option	Stock and
	Grant	Approval	Threshold	Target	Maximum	Threshold			Options	Awards	Option
Name	Date	Date(1)	($) (3)	($)	($)(4)	(#)	Target (#)	Maximum (#)	(#)(6)	($/Sh)(7)	Awards ($)
Peter J. Kight	N/A	N/A	$0	$598,000	$2,000,000
	8/4/06	7/27/06				—	26,590	—			$991,009
	8/4/06	7/27/06							60,263	$37.27	$1,239,007

David E. Mangum	N/A	N/A	$0	$196,852	$2,000,000
	8/4/06	7/27/06				—	5,474	—			$204,016
	8/4/06	7/27/06							12,403	$37.27	$255,006

Stephen E. Olsen	N/A	N/A	$0	$233,942	$2,000,000
	8/4/06	7/27/06				—	5,608	—			$209,010
	8/4/06	7/27/06							12,598	$37.27	$259,019

Mark A. Johnson	N/A	N/A	$0	$144,826	$2,000,000
	8/4/06	7/27/06				—	4,052	—			$151,018
	8/4/06	7/27/06							9,193	$37.27	$189,008

Randal A. McCoy	N/A	N/A	$0	$196,538	$2,000,000
	8/4/06	7/27/06				—	3,193	—			$119,003
	8/4/06	7/27/06							7,199	$37.27	$148,011

(1)	For equity awards, the Approval Date is the date on which our Compensation Committee took action; however, pursuant to our granting policies, annual stock option and performance accelerated restricted stock (“PARS”) awards are not effective until the third trading day after we publicly announce earnings information for the last completed fourth quarter and fiscal year.

(2)	All non-equity incentive plan awards were granted under the 2003 Incentive Compensation Plan, or the 2003 plan.

(3)	Award payments are prorated based on the achievement of performance objectives above the minimum threshold for each relevant performance component as more fully described under “Compensation Discussion and Analysis — Annual Cash Incentives.”

(4)	Award payments are prorated based on the achievement of performance objectives above the target level for each relevant performance component as more fully described under “Compensation Discussion and Analysis — Annual Cash Incentives,” but the aggregate cash payment under the 2003 plan for a named executive officer may not exceed $2.0 million in any given year.

(5)	All equity incentive plan awards were granted under the 2002 Stock Incentive Plan, or the 2002 plan. All PARS shares awarded by the Committee will vest no later than five years after the grant date, but may vest earlier, in whole or in part, based on the achievement of each targeted performance measure during the three-year performance period. Our Compensation Committee determines the dollar value of PARS awards for each named executive officer as of the effective grant date. The terms of our 2002 plan at the time of these grants defined fair market value of a share of our common stock as the closing price of our stock on the last trading day before the effective grant date. As a result, the number of PARS shares granted to a named executive officer for fiscal year 2007 was determined by dividing (1) the dollar value of the award set by the Committee when it took action by (2) the closing price of our common stock on the last trading day before the effective grant date.

Pursuant to the terms of the applicable PARS award agreement, until the PARS shares have vested and been issued, the named executive officer does not have any rights of a stockholder with respect to the shares including any right to vote such shares or receive dividends or distributions on such shares.

For additional information regarding PARS awards, please see “Compensation Discussion and Analysis — Long-Term Equity-Based Incentive Plans” in this Form 10-K/A.

(6)	All stock option awards were granted under our 2002 plan and have a ten-year life. Each stock option award reported in this table vests ratably over a three-year period. Our Compensation Committee determines the Black-Scholes dollar value of stock option awards for each named executive officer as of the effective grant date. The terms of our 2002 plan at the time of these grants defined fair market value of a share of our common stock as the closing price of our common stock on the last trading day before the effective grant date. The number of stock options that a named executive officer received for fiscal year 2007 was determined by dividing (1) the value of the stock option award set by the Committee when it took action by (2) the Black-Scholes value of an option to purchase a share of our common stock as of the close of business on the last trading day before the effective grant date. The Black-Scholes value of our common stock on August 3, 2006 was $20.56 per share.

For additional information regarding stock option awards, please see “Compensation Discussion and Analysis — Long-Term Equity-Based Incentive Plans” in this Form 10-K/A

(7)	Pursuant to the terms of our 2002 plan at the time of these grants, the exercise price of a stock option award was equal to the closing price of our common stock on the last trading day before the effective grant date. The effective grant date of all stock option awards reported in this table was August 4, 2006. As a result, the exercise price of these stock options is equal to the closing price of our common stock on August 3, 2006. The closing price of our common stock on August 4, 2006 was $36.92.

Outstanding Equity Awards at 2007 Fiscal Year End

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan
			Incentive					Plan	Awards:
			Plan					Awards:	Market or
		Number of	Awards:					Number of	Payout Value
	Number of	Securities	Number of			Number of		Unearned	or Unearned
	Securities	Underlying	Securities			Shares or	Market Value	Shares, Units	Shares, Units
	Underlying	Unexercised	Underlying			Units of	of Shares or	or Other	or Other
	Unexercised	Options (#) —	Unexercised	Option	Option	Stock That	Units of Stock	Rights That	Rights That
	Options (#) —	Unexercisable	Unearned	Exercise	Expiration	Have Not	That Have	Have Not	Have Not
Name	Exercisable	(1)	Options (#)	Price ($)	Date	Vested (#)(2)	Not Vested ($)	Vested (#)(3)	Vested ($)

Peter J. Kight	100,000	—	—	$25.75	5/1/2008	—	—	—	—
	100,000	—	—	$44.44	5/7/2009	—	—	—	—
	50,000	—	—	$104.50	1/1/2010	—	—	—	—
	100,000	—	—	$51.56	7/1/2010	—	—	—	—
	100,000	—	—	$42.50	1/1/2011	—	—	—	—
	100,000	—	—	$35.07	7/1/2011	—	—	—	—
	200,000	—	—	$16.04	12/4/2011	—	—	—	—
	100,000	—	—	$15.00	12/16/2012	—	—	—	—
	200,000	—	—	$27.84	10/30/2013	—	—	—	—
	47,785	23,893	—	$25.51	8/6/2014	—	—	—	—
	19,168	38,335	—	$40.25	8/5/2015	—	—	—	—
	—	60,263	—	$37.27	8/4/2016	—	—	—	—
	—	—	—	—	—	—	—	32,928	$1,323,706
	—	—	—	—	—	—	—	20,870	$838,974
	—	—	—	—	—	—	—	26,590	$1,068,918

David E. Mangum	60,000	—	—	$31.94	9/7/2009	—	—	—	—
	12,500	—	—	$42.50	1/1/2011	—	—	—	—
	12,500	—	—	$35.07	7/1/2011	—	—	—	—
	17,333	—	—	$16.04	12/4/2011	—	—	—	—
	11,667	—	—	$15.00	12/16/2012	—	—	—	—
	9,918	4,959	—	$25.51	8/6/2014	—	—	—	—
	3,979	7,956	—	$40.25	8/5/2015	—	—	—	—
	—	12,403	—	$37.27	8/4/2016	—	—	—	—
	—	—	—	—	—	—	—	6,703	$269,461
	—	—	—	—	—	—	—	4,248	$170,770
	—	—	—	—	—	—	—	5,474	$220,055

Stephen E. Olson	1,642	—	—	$15.00	10/29/2008	—	—	—	—
	12,500	—	—	$42.50	1/1/2011	—	—	—	—
	35,000	—	—	$35.07	7/1/2011	—	—	—	—
	1	—	—	$16.04	12/4/2011	—	—	—	—
	26	—	—	$15.00	12/16/2012	—	—	—	—
	10,098	5,049	—	$25.51	8/6/2014	—	—	—	—
	4,051	8,101	—	$40.25	8/5/2015	—	—	—	—
	—	12,598	—	$37.27	8/4/2016	—	—	—	—
	—	—	—	—	—	2,192	$88,118	—	—
	—	—	—	—	—	—	—	6,821	$274,204
	—	—	—	—	—	—	—	4,323	$173,785
	—	—	—	—	—	—	—	5,608	$225,442

Mark A. Johnson	25,000	—	—	$25.75	5/1/2008	—	—	—	—
	25,000	—	—	$44.44	5/7/2009	—	—	—	—
	12,500	—	—	$104.50	1/1/2010	—	—	—	—
	4,000	—	—	$51.56	7/1/2010	—	—	—	—
	4,000	—	—	$42.50	1/1/2011	—	—	—	—
	4,000	—	—	$35.07	7/1/2011	—	—	—	—
	8,000	—	—	$16.04	12/4/2011	—	—	—	—
	4,000	—	—	$15.00	12/16/2012	—	—	—	—
	60,000	15,000	—	$19.55	2/18/2013	—	—	—	—
	7,303	3,652	—	$25.51	8/6/2014	—	—	—	—

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan
			Incentive					Plan	Awards:
			Plan					Awards:	Market or
		Number of	Awards:					Number of	Payout Value
	Number of	Securities	Number of			Number of		Unearned	or Unearned
	Securities	Underlying	Securities			Shares or	Market Value	Shares, Units	Shares, Units
	Underlying	Unexercised	Underlying			Units of	of Shares or	or Other	or Other
	Unexercised	Options (#) —	Unexercised	Option	Option	Stock That	Units of Stock	Rights That	Rights That
	Options (#) —	Unexercisable	Unearned	Exercise	Expiration	Have Not	That Have	Have Not	Have Not
Name	Exercisable	(1)	Options (#)	Price ($)	Date	Vested (#)(2)	Not Vested ($)	Vested (#)(3)	Vested ($)

	2,930	5,858	—	$40.25	8/5/2015	—	—	—	—
	—	9,193	—	$37.27	8/4/2016	—	—	—	—
	—	—	—	—	—	—	—	4,939	$198,548
	—	—	—	—	—	—	—	3,130	$125,826
	—	—	—	—	—	—	—	4,052	$162,890

Randal A. McCoy	12,500	—	—	$42.50	1/1/2011	—	—	—	—
	20,612	—	—	$35.07	7/1/2011	—	—	—	—
	1	—	—	$16.04	12/4/2011	—	—	—	—
	59	—	—	$15.00	12/16/2012	—	—	—	—
	2,885	2,885	—	$25.51	8/6/2014	—	—	—	—
	2,315	4,629	—	$40.25	8/5/2015	—	—	—	—
	—	7,199	—	$37.27	8/4/2016	—	—	—	—
	—	—	—	—	—	—	—	3,881	$156,016
	—	—	—	—	—	—	—	2,460	$98,892
	—	—	—	—	—	—	—	3,193	$128,359

(1)	Represents options unexercisable as of June 30, 2007.
•	For Mr. Kight: of the 23,893 unexercisable options that expire on 8/6/14, all vested on 8/6/07; of the 38,335 unexercisable options that expire on 8/5/15, 19,167 vested on 8/5/07 and 19,168 will vest on 8/5/08; and of the 60,263 unexercisable options that expire on 8/4/16, 20,088 vested on 8/4/07, 20,087 will vest on 8/4/08 and 20,088 will vest on 8/4/09.
•	For Mr. Mangum: of the 4,959 unexercisable options that expire on 8/6/14, all vested on 8/6/07; of the 7,956 unexercisable options that expire on 8/5/15, 3,978 vested on 8/5/07 and 3,978 will vest on 8/5/08; and of the 12,403 unexercisable options that expire on 8/4/16, 4,135 vested on 8/4/07, 4,134 will vest on 8/4/08 and 4,134 will vest on 8/4/09.
•	For Mr. Olsen: of the 5,049 unexercisable options that expire on 8/6/14, all vested on 8/6/07; of the 8,101 unexercisable options that expire on 8/5/15, 4,050 vested on 8/5/07 and 4,051 will vest on 8/5/08; and of the 12,598 unexercisable options that expire on 8/4/16, 4,200 vested on 8/4/07, 4,199 will vest on 8/4/08 and 4,199 will vest on 8/4/09.
•	For Mr. Johnson: of the 15,000 unexercisable options that expire on 2/18/13, all will vest on 2/18/08; of the 3,652 unexercisable options that expire on 8/6/14, all vested on 8/6/07; of the 5,858 unexercisable options that expire on 8/5/15, 2,929 vested on 8/5/07 and 2,929 will vest on 8/5/08; and of the 9,193 unexercisable options that expire on 8/4/16, 3,065 vested on 8/4/07, 3,064 will vest on 8/4/08 and 3,064 will vest on 8/4/09.
•	For Mr. McCoy: of the 2,885 unexercisable options that expire on 8/6/14, all vested on 8/6/07; of the 4,629 unexercisable options that expire on 8/5/15, 2,314 vested on 8/5/07; and of the 7,199 unexercisable options that expire on 8/4/16, 2,400 vested on 8/4/07. Mr. McCoy’s employment with us ended August 24, 2007, and as a result, none of his remaining option awards outstanding as of June 30, 2007 will vest.

(3)	Represents shares that have not vested as of June 30, 2007.
•	For Mr. Olsen: of the 2,192 shares of stock that have not vested, 548 shares will vest on 5/4/08, 548 shares will vest on 5/4/09, 548 shares will vest on 5/4/10 and 548 shares will vest on 5/4/11.

(4)	Represents equity incentive plan shares that were unvested as of June 30, 2007.
•	For Mr. Kight: the 32,928 shares vested on 8/6/07; the 20,870 shares will vest on 8/5/08 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/5/10; and the 26,590 shares will vest on 8/4/09 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/4/11.
•	For Mr. Mangum: the 6,703 shares vested on 8/6/07; the 4,248 shares will vest on 8/5/08 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/5/10; and the 5,474 shares will vest on 8/4/09 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/4/11.
•	For Mr. Olsen: the 6,821 shares vested on 8/6/07; the 4,323 shares will vest on 8/5/08 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/5/10; and the 5,608 shares will vest on 8/4/09 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/4/11.
•	For Mr. Johnson: the 4,939 shares vested on 8/6/07; the 3,130 shares will vest on 8/5/08 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/5/10; and the 4,052 shares will vest on 8/4/09 if the three year cumulative financial objectives are achieved, otherwise they will vest on 8/4/11.
•	For Mr. McCoy: the 3,881 shares vested on 8/6/07. Mr. McCoy’s employment with us ended August 24, 2007, and as a result, none of his remaining PARS awards outstanding as of June 30, 2007 will vest.
Option Exercises and Stock Vested During Fiscal Year 2007
     The following table sets forth details regarding the exercise of stock options and the vesting of stock awards for our named executive officers for the fiscal year ended June 30, 2007.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)(1)	(#)	Vesting ($)(2)

Peter J. Kight	300,000	$5,814,000	—	—

David E. Mangum	—	—	3,931	$173,711

Stephen E. Olsen	—	—	7,624	$331,901

Mark A. Johnson	30,847	$607,686	—	—

Randal A. McCoy	—	—	5,110	$225,811

(1)	Value realized was calculated based on the number of shares acquired on exercise multiplied by the excess of (x) the fair market value of a share of our common stock on the date of exercise over (y) the exercise price of the stock option.

(2)	Value realized was calculated based on the number of shares vested multiplied by the fair market value of a share of our common stock on the date of vesting.
Potential Payments on Termination or Change in Control
     We have entered into certain agreements and maintain certain plans that will or may require us to provide compensation to the named executive officers in the event of a termination of employment or a change in control of our company.
Employment Agreement with Peter J. Kight
     On May 1, 1997, we entered into an employment agreement with Peter J. Kight, our Chairman and Chief Executive Officer. If Mr. Kight’s employment is terminated by us without cause, he is entitled to receive his base salary and any incentive compensation under and consistent with plans adopted by the company prior to the termination date over a period of two years following the termination date. In addition, if Mr. Kight’s employment is terminated by us without cause, he is entitled to receive executive level outplacement services by a firm selected and contracted by us for up to six months following the termination date. If Mr. Kight accepts other employment during the two-year severance period, we will pay Mr. Kight’s base salary and any incentive compensation until the start of other employment by Mr. Kight. Mr. Kight’s employment agreement also provided for certain payments and benefits upon a qualifying termination following a change in control of our company; however, those provisions in his employment agreement were superseded by his July 2007 retention agreement with us, which is described below. Pursuant to the terms of his employment agreement, Mr. Kight is subject to a covenant not to compete during his employment with us and for one year following termination whether voluntary or involuntary or with or without cause.

Retention Agreements
     Our Compensation Committee and board of directors approved, and on July 27, 2007, we entered into, identical retention agreements with our executive officers, including our named executive officers. The retention agreement has an initial term of two years, which term automatically extends for an additional one-year period on each annual anniversary of the retention agreement date, unless at least 60 days prior to the annual anniversary of the retention agreement, we provide the executive with notice that the term will not be extended. A change in control must occur during the term of the retention agreement for the executive officer to be entitled to any benefits or payments. In connection with our proposed merger with Fiserv, Inc. (“Fiserv”), on August 2, 2007, we entered into an amendment to the retention agreements with certain of our executive officers, including all of our named executive officers other than Mr. Johnson. As described further below, the amendments modify particular terms of the retention agreements only upon the consummation of our proposed merger with Fiserv.
     Definition of Change in Control. For purposes of the retention agreement, a change in control means the occurrence of any of the following events:
•	individuals who at the beginning of any twelve-month period constituted our board of directors (the “Incumbent Directors”) cease for any reason to constitute at least a majority of our board during such period, except that any person who becomes a director during such period with the approval of a majority of the Incumbent Directors will generally be considered an Incumbent Director with certain exceptions; or

•	any person is or becomes a “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly of 30% or more of either our then-outstanding shares of common stock or the combined voting power of our then-outstanding securities eligible to vote for directors; or

•	the consummation of a reorganization, merger or similar form of corporate transaction involving our company or a subsidiary, or the sale or other disposition of all or substantially all of our assets, or the acquisition of assets or stock of another corporation, unless immediately following any of those transactions all or substantially all of the individuals and entities who beneficially owned the majority of our outstanding combined voting power prior to the transaction continue to do so in substantially the same proportions and a majority of the board of directors of any surviving entity were Incumbent Directors at the time our board approved the transaction.
     Acceleration of Equity Awards Upon a Change in Control. Generally, in the event of a change in control during the term of the retention agreement, all then-outstanding equity awards issued to a named executive officer pursuant to our incentive plans will become immediately and fully vested and exercisable, and/or all restrictions on such awards shall lapse. This provision would apply to all awards of stock options, restricted stock and PARS under our Amended and Restated 2002 Stock Incentive Plan, or 2002 plan, notwithstanding any contrary waiting or vesting periods specified in the plan or the applicable award agreement. All equity awards made to our executive officers under our Third Amended and Restated 1995 Stock Option Plan, or 1995 plan, have already fully vested and are exercisable.
     Pursuant to the amendments with our named executive officers (other than Mr. Johnson), upon the consummation of our proposed merger with Fiserv, all of their then-outstanding and unvested equity awards will be converted into shares of restricted stock or stock options of Fiserv, as applicable, based on a formula set forth in the merger agreement with Fiserv. In addition, the Fiserv restricted shares and stock options issued to those named executive officers will vest in full on the earlier of the date provided by the original award terms or one year after the consummation of the proposed merger, all subject to earlier vesting upon a qualifying termination of employment under the retention agreement or a change in control of Fiserv.
     Employment Period Upon a Change in Control. We agree to continue employing the named executive officer, and the executive agrees to remain our employee subject to the provisions of the retention agreement, for a period of eighteen (18) months following the date on which the change in control occurs (the “Employment Period”). In addition, if a named executive officer’s employment is terminated (whether by us without cause or by the executive for good reason, all as defined in the retention agreement) within six (6) months prior to a change in control, and the executive can reasonably demonstrate that his termination arose in connection with or anticipation of a change in control, then for all purposes under the retention agreement the change in control will be deemed to have occurred on the date immediately prior to such termination.
     During the Employment Period, a named executive officer’s position, authority and responsibilities with our company will be at least commensurate in all material respects with those held and exercised by the executive during the 120 days before the change in control. We also agree that during this period, the named executive officer will perform his services at a location that is no more than 50 miles from where he was employed immediately before the change in control. In addition, the named executive officer will continue to receive an annual base salary and annual target cash incentive opportunity at least equal to his salary and target cash incentive award prior to the change in control. The named executive officer will be entitled to participate in all incentive, savings and retirement plans, welfare benefit plans, fringe benefit plans and paid time off programs provided to our other peer executives but in no event can any such plans or programs be less favorable than what we provided to the named executive officer before the change in control.
     Our Obligations Upon Termination. If during the Employment Period we terminate a named executive officer for cause, or if the executive voluntarily terminates employment other than for good reason, the retention agreement terminates without any further obligation to the named executive officer other than to pay accrued salary and benefits. The named executive officer is also entitled to receive any other amounts or benefits required to be paid or provided under any of our other plans or programs. A description of what he may be eligible to receive under our other plans or programs is set forth below under “Additional Arrangements.” The retention agreement defines “cause” to mean, among other things, the executive’s willful failure to perform his duties, conviction of certain criminal acts, a material breach by the executive of our code of conduct or ethics, or grossly inappropriate conduct by the executive that is likely to lead to material injury to our company as determined by the board.
     If the named executive officer’s employment is terminated by reason of his death or disability (as defined in the agreement) during the Employment Period, the retention agreement terminates without further obligation to the executive other than to pay accrued salary and benefits. In addition, the executive or his estate or beneficiaries will be entitled to receive any other amounts or benefits required to be paid or provided in the event of death or disability under any of our other plans or programs. See “Additional Arrangements” below.
     If, during the Employment Period, we terminate the named executive officer other than for cause, death or disability, or the named executive officer terminates his employment for good reason, then we are obligated to provide the executive with the following:
•	a single lump sum cash payment within 30 days after the termination date equal to:
•	accrued and unpaid annual base salary and vacation; and

•	a severance payment equal to two (2) times the sum of the named executive officer’s annual base salary and target annual cash incentive award for the year in which the termination occurs; and
•	if the named executive officer elects to continue participation in any group medical, dental, vision and/or prescription drug plan benefits to which he and his eligible dependents would be entitled under Section 4980B of the Internal Revenue Code of 1986, as amended (the “Code”) (“COBRA”), then during the period that he is entitled to such coverage under COBRA, we will pay him the excess of (i) the COBRA cost of such coverage, over (ii) the amount he would have had to pay for coverage if he had remained employed during the COBRA period; provided, however, that, if he becomes eligible to receive group health benefits with a subsequent employer or otherwise, our obligation to pay that difference will cease except as otherwise required by law; and

•	to the extent not paid or provided, any amounts or benefits required to be paid or provided to the named executive officer under any of our other plans or programs.
The retention agreement provides that “good reason” for the executive to terminate his employment exists upon a diminution in his base salary, incentive awards, duties or responsibilities, a material diminution in the budget over which he has authority, requiring the executive to be based at any location more than 50 miles from his location prior to the change in control or any material breach of the retention agreement by us. The named executive officer must choose to resign within 90 days after the event giving rise to “good reason” and provide us with no less than 30 days and no more than 60 days to correct or reverse the event before he is eligible to terminate his employment for good reason under the agreement. In addition, the executive’s separation for good reason must occur within two years following the initial occurrence of an event giving rise to good reason for him to be entitled to receive the payments and benefits set forth above.
     Upon the consummation of the proposed merger with Fiserv, however, our named executive officers (other than Mr. Johnson) have agreed pursuant to the amendments that, during the year following the merger, an immaterial diminution in authorities, duties or responsibilities will not constitute good reason and that no longer having authorities, duties or responsibilities related to CheckFree being publicly-traded will not by itself be material. However, the named executive officers subject to the amendments retain the right to terminate for good reason during the 90-day period following the first anniversary of the proposed merger with Fiserv due to any such diminution which occurs during the one-year period following the merger. In that event, the named executive officer’s separation must occur before the 30-month anniversary of the merger for him to be entitled to receive the payments and benefits described above.
     In addition, in the event any payment or distribution by us to the named executive officer would be subject to an excise tax under Section 4999 of the Code, or he incurs any interest or penalties with respect to such excise tax, then the executive is entitled to receive an additional payment equal to the excise tax imposed on all payments and distributions under the agreement.
     During their term, the retention agreements supersede all prior severance plans or programs established by us except for rights to severance compensation and other benefits under individual agreements that are not covered by the retention agreement. In addition, where an executive officer is entitled to severance pay and other benefits under the retention agreement and a different agreement, the executive officer will receive the greatest aggregate amounts and benefits due pursuant to one of those agreements but will not be entitled to a duplication of such amounts and benefits. Mr. Kight’s employment agreement governs his receipt of severance pay and other benefits in the event of his termination by us without cause not in connection with a change in control, but his retention agreement governs the amount and nature of severance pay and benefits in the event we terminate him without cause, or he resigns for good reason, as a result of a change in control.
Additional Arrangements
     In addition to our retention agreements with our named executive officers, we have other plans and arrangements that may provide payments or benefits in certain termination scenarios, such as involuntary termination without cause (not in connection with a change in control), retirement, death and disability. Our cash incentive compensation plans also provide for certain payments upon a change in control.
     Severance Guidelines. We maintain severance guidelines. Under the guidelines and in addition to accrued but unpaid salary, all current named executive officers may be eligible for severance payments upon termination from the company, unless the separation is due to misconduct, poor performance or voluntary resignation, or in connection with a change in control. Determination of eligibility for severance is at the sole discretion of our company but our practice is to have our Compensation Committee make the eligibility determination for our named executive officers. If granted, severance will generally be paid over a period of 52 weeks in accordance with regular payroll practices and will generally equal the current annual salary on the date of termination. Should the executive find gainful employment during the severance period, severance payments will cease the pay period following the start date of the executive’s new employment. We may condition the receipt of severance payments on the execution of a definitive separation agreement with certain terms, such as a general release of claims. All of our named executive officers have executed a confidentiality and noncompetition agreement pursuant to which each is subject to a covenant not to compete during his employment and for one year following termination whether voluntary or involuntary or with or without cause.
     Equity Compensation Plans. Equity compensation plan awards are governed by our 1995 plan and 2002 plan. The 2002 plan replaced the 1995 plan. All outstanding stock option awards to named executive officers under the 1995 Plan are fully vested. Upon termination for any reason other than death, disability, retirement, for cause or in connection with a change in control, vested stock options that have not expired may be exercised by the employee under the 2002 plan and 1995 plan within 30 days of termination or they will be cancelled by the company, unless, in the case of our 2002 plan, our Compensation Committee in its sole discretion elects to extend the exercisability of an option to not more than three (3) months from termination. Upon termination of service due to death or disability, vested stock options under the 2002 plan and 1995 plan may be exercised within one (1) year of termination or they will be cancelled. In the event of such termination, unless a stock option has expired, the time elapsed from the date of death or disability to the date of exercise shall accrue toward any vesting requirement as if the employee had remained employed by us. Similarly, upon termination of service due to retirement, unless a stock option has expired, the time elapsed from the date of retirement to the date of exercise shall accrue toward any vesting requirement as if the employee had remained employed by us, provided that the employee has been in material compliance with any retirement agreement with the company. An employee’s stock options awarded under the 2002 plan and 1995 plan may be exercised for three (3) years after the date of termination by reason of retirement.
     Upon termination for any reason, other than death, disability, retirement or in connection with a change in control, PARS shares granted under the 2002 plan to named executive officers for which the performance objectives have not been met or the restrictions have not lapsed by the date of termination will forfeit and revert to the company. Upon termination for death, disability or retirement, PARS shares granted under the 2002 plan to a named executive officer will vest in full. Upon termination for any reason, including death, disability or retirement, but not including in connection with a change in control, shares of restricted stock, other than PARS, granted under the 2002 plan to named executive officers for which the restrictions have not lapsed by the date of termination will forfeit and revert to the company.
     Annual Cash Incentives. Cash incentive awards granted for fiscal year 2007 were governed by our 2003 Incentive Compensation Plan, or the 2003 plan. Under the 2003 plan, no award was generally payable to a named executive officer who was not employed by us on the last day of the fiscal year to which the award related. In July 2007, our Compensation Committee and board of directors approved the 2008 Incentive Compensation Plan, or 2008 plan, which replaced the 2003 plan beginning with awards made for fiscal year 2008. The 2008 plan requires that the named executive officer be employed by us on the date the award is actually paid to receive payment under the plan. Such date is approximately two months after our fiscal year ends once our Compensation Committee has certified results for the fiscal year.
     Both the 2003 plan and 2008 plan provide that upon termination for death or disability, the named executive officer or his estate will be paid, at the same time that other awards are paid, an amount based on the achievement of the relevant performance objectives for that fiscal year, pro-rated for the number of days that elapsed within the fiscal year prior to such termination.
     Our 2008 plan and 2003 plan provide that in the event of a change in control, each named executive officer is entitled to receive an amount based upon an assumed achievement of the relevant performance objectives at the 100% target level of the fiscal year, pro rated for the number of days that elapsed within the fiscal year prior to the change in control. This pro rata payment will be paid no later than 30 days following the effective date of the change in control to each named executive officer who is employed by us on the day immediately preceding the effective date of the change in control.
     A change in control is deemed to have occurred when:
•	with certain limited exceptions, any person acquires beneficial ownership, directly or indirectly, of our securities representing a majority of the combined voting power of our then outstanding securities; or

•	in the case of our 2008 plan, we consummate, and in the case of our 2003 plan, our stockholders approve: (i) a plan of complete liquidation of our company; (ii) an agreement for the sale or disposition of all or substantially all of our assets; or (iii) a merger, consolidation, or reorganization of our company with or involving any other corporation in which our voting securities outstanding immediately prior to such transaction do not continue to represent a majority of the combined voting power outstanding immediately after such transaction.

Under our 2003 plan, a change in control would not have occurred under the plan if the named executive officer was an equity participant or had been identified as a potential equity participant in the purchasing company or group which consummates the change in control transaction. Our 2008 plan does not contain a similar “purchasing group” exception to the definition of change in control.
     Other Benefits. Upon termination, for any reason other than death, disability, retirement, for cause or in connection with a change in control, a named executive officer may be entitled to receive benefits under our medical plan and dental plan until the earlier of the end of a severance period or the effective date of other, new healthcare coverage. Upon termination for disability or retirement, no further benefits accrue to the named executive officer except disability payment under our short-term disability plan which is available to all employees on the same terms. Upon termination for any reason, all accrued and unused vacation will be payable to the named executive officer or his / her estate.
Potential Payments to Each Named Executive Officer
     The amount of compensation payable to each current named executive officer in varying termination situations is listed in the tables below. The amounts shown assume that such termination event was effective as of June 30, 2007, or the last day of our most recently completed fiscal year. In addition, we have used the closing price of our common stock on the last trading day of the year ended June 30, 2007 where applicable to determine these amounts. Although we entered into the retention agreements with our named executive officers in July 2007, the tables below reflect payments and benefits that would have been due to them under the retention agreements at June 30, 2007 had they been in effect prior to such date. We have included disclosure in the footnotes to the table to indicate what our named executive officers would have received absent the retention agreements.
     The amounts shown in the tables below do not reflect the amendments entered into between us and each of Messrs. Kight, Mangum and Olsen in connection with our proposed merger with Fiserv. The amendments are specific to the proposed merger with Fiserv, and we have provided information regarding the interests of our executive officers and directors in the proposed merger with Fiserv in our proxy statement for a special meeting of stockholders filed with the SEC on September 19, 2007. In addition, the provisions of the amendments are described above under “Retention Agreements.”
     The amounts shown below are estimates of the amounts which would be paid out to the named executive officers upon their termination. The actual amounts to be paid out can only be determined at the time of such person’s separation from the company.

					Termination
		Termination			by Company
		by			Without
		Company			Cause, or by
		for Cause			Executive for
		or by	Termination		Good Reason,
		Executive	by	Change in	Due to Change
		Without	Company	Control Only —	in Control —
		Good	Without	Retention	Retention
	Description	Reason	Cause (1)	Agreement	Agreement (2)	Retirement	Death	Disability

Peter J. Kight	Severance Payment (Current base salary = $520,000)	$—	$1,040,000	$—	$1,040,000	$—	$—	$—
	Short-term Cash Incentive	—	1,196,000	598,000	1,794,000	—	370,760	370,760
	Long-term Incentive
	Performance Restricted Stock(3)
	2005-2007 Period	—	—	1,323,706	1,323,706	1,323,706	1,323,706	1,323,706
	2006-2008 Period	—	—	838,974	838,974	838,974	838,974	838,974
	2007-2009 Period	—	—	1,068,918	1,068,918	1,068,918	1,068,918	1,068,918
	Stock options — Unvested and Accelerated (4)	—	—	527,559	527,559	527,559	350,988	350,988
	COBRA Health Coverage (5)	—	—	—	15,354	—	—	—
	Tax Gross-Ups	—	—	—	1,485,299	—	—	—
	Life Insurance Proceeds	—	—	—	—	—	300,000	—
	Accrued Vacation Pay (6)	20,000	20,000	—	20,000	20,000	20,000	20,000

	Total	$20,000	$2,256,000	$4,357,157	$8,113,810	$3,779,157	$4,273,346	$3,973,346

					Termination
		Termination			by Company
		by			Without
		Company			Cause, or by
		for Cause			Executive for
		or by	Termination		Good Reason,
		Executive	by	Change in	Due to Change
		Without	Company	Control Only —	in Control —
		Good	Without	Retention	Retention
	Description	Reason	Cause (1)	Agreement	Agreement (2)	Retirement	Death	Disability

David E. Mangum	Severance Payment (Current base salary = $281,216)	$—	$281,216	$—	$562,432	$—	$—	$—
	Short-term Cash Incentive	—	—	196,852	590,556	—	122,048	122,048
	Long-term Incentive
	Performance Restricted Stock(3)
	2005-2007 Period	—	—	269,461	269,461	269,461	269,461	269,461
	2006-2008 Period	—	—	170,770	170,770	170,770	170,770	170,770
	2007-2009 Period	—	—	220,055	220,055	220,055	220,055	220,055
	Stock options — Unvested and Accelerated (4)	—	—	109,189	109,189	109,189	72,848	72,848
	COBRA Health Coverage (5)	—	—	—	15,163	—	—	—
	Tax Gross-Ups	—	—	—	—	—	—	—
	Life Insurance Proceeds	—	—	—	—	—	300,000	—
	Accrued Vacation Pay (6)	10,816	10,816	—	10,816	10,816	10,816	10,816

	Total	$10,816	$292,032	$966,327	$1,948,442	$780,291	$1,165,998	$865,998

Stephen E. Olsen	Severance Payment (Current base salary = $334,204)	$—	$334,204	$—	$668,408	$—	$—	$—
	Short-term Cash Incentive	—	—	233,942	701,826	—	145,045	145,045
	Long-term Incentive
	Performance Restricted Stock(3)
	2005-2007 Period	—	—	274,204	274,204	274,204	274,204	274,204
	2006-2008 Period	—	—	173,785	173,785	173,785	173,785	173,785
	2007-2009 Period	—	—	225,442	225,442	225,442	225,442	225,442
	Other restricted shares (3)	—	—	88,118	88,118	—	—	—
	Stock options — Unvested and Accelerated (4)	—	—	111,082	111,082	111,082	74,170	74,170
	COBRA Health Coverage (5)	—	—	—	15,163	—	—	—
	Tax Gross-Ups	—	—	—	—	—	—	—
	Life Insurance Proceeds	—	—	—	—	—	300,000	—
	Accrued Vacation Pay (6)	12,854	12,854	—	12,854	12,854	12,854	12,854

	Total	$12,854	$347,058	$1,106,573	$2,270,882	$797,367	$1,205,500	$905,500

Mark A. Johnson	Severance Payment (Current base salary = $289,652)	$—	$289,652	$—	$579,304	$—	$—	$—
	Short-term Cash Incentive	—	—	144,826	434,478	—	89,792	89,792
	Long-term Incentive
	Performance Restricted Stock(3)
	2005-2007 Period	—	—	198,548	198,548	198,548	198,548	198,548
	2006-2008 Period	—	—	125,826	125,826	125,826	125,826	125,826
	2007-2009 Period	—	—	162,890	162,890	162,890	162,890	162,890
	Stock options — Unvested and Accelerated (4)	—	—	390,333	390,333	390,333	363,398	363,398
	COBRA Health Coverage (5)	—	—	—	15,163	—	—	—
	Tax Gross-Ups	—	—	—	472,218	—	—	—
	Life Insurance Proceeds	—	—	—	—	—	300,000	—
	Accrued Vacation Pay (6)	11,140	11,140	—	11,140	11,140	11,140	11,140

	Total	$11,140	$300,792	$1,022,423	$2,389,900	$888,737	$1,251,594	$951,594

(1)	The amounts shown for Mr. Kight represent what he is entitled to receive pursuant to his employment agreement with us dated May 1, 1997. In addition, Mr. Kight is entitled to receive executive level placement services for up to six months following the termination date by an appropriate firm selected and contracted by us. For the other named executive officers, the amounts shown assume receipt of current base salary over a 52-week period in accordance with our standard severance guidelines; however, any severance payments to those individuals lie in the discretion of the Compensation Committee. In addition, the Compensation Committee may choose to pay medical and dental benefits for a period of time following termination.

(2)	Includes all amounts due to a named executive solely by virtue of a change in control (as reported in a separate column) plus additional amounts due as a result of a qualifying termination following such change in control. The severance, short-term cash incentive and accrued vacation payments are payable in a lump sum within 30 days of termination. Our July 2007 retention agreement with Mr. Kight superseded the provisions in his 1997 employment agreement related to a change in control and his termination following a change in control. Pursuant to the superseded provisions of Mr. Kight’s employment agreement, upon a qualifying termination after a change in control, he could have received total payments and benefits of up to $6,007,157. Prior to the execution of retention agreements, upon a qualifying termination after a change in control, our other named executive officers could have been eligible to receive payments and benefits under our standard severance guidelines and incentive plans. These individuals could have received total payments and benefits of up to: $1,258,359 for Mr. Mangum; $1,453,631 for Mr. Olsen; and $1,323,215 for Mr. Johnson.

(3)	Represents the fair market value of performance accelerated restricted stock, as well as restricted stock for Mr. Olsen, whose vesting would be accelerated in full based on the closing price of our common stock on June 29, 2007 ($40.20).

(4)	In the event of a change in control, the amount represents the value of stock options whose vesting would be accelerated in full based on the difference between the closing price of our common stock on June 29, 2007 ($40.20) and the exercise price of the stock option. Per the terms of our 2002 plan, in the event of retirement on the one hand or death or disability on the other hand, the amounts set forth above include stock options that would vest within three years or one year, respectively, following termination on June 30, 2007.

(5)	Estimate of our contribution amount needed to maintain COBRA health benefits for an 18-month period following the termination date.

(6)	Assumes two weeks of accrued vacation at the time of separation.
Separation Agreement with Randal A. McCoy
     Effective as of August 24, 2007, Mr. McCoy resigned as our Executive Vice President and as General Manager of our Software Division. In connection with Mr. McCoy’s resignation, Mr. McCoy entered into a separation agreement and general release, dated August 14, 2007, with our company, which we refer to as the separation agreement. Pursuant to the terms of the separation agreement, Mr. McCoy is entitled to receive severance equal to one year of his then-current salary of $291,997, or the severance payment. The severance payment will be paid in equal installments on the regular payroll days of our company over a twelve-month period, which we refer to as the severance period. In the event that Mr. McCoy finds subsequent employment during the severance period, the severance payment will terminate the pay period following the start date of his new employment. In addition to the severance payment, Mr. McCoy is entitled to continue receiving benefits under our medical plan and dental plan until the earlier of the end of the severance period or the effective date of other, new healthcare coverage. The approximate cost of Mr. McCoy’s continuing medical and dental coverage for the severance period is approximately $10,000. In addition, in accordance with the terms of our 1995 plan and 2002 plan, any vested stock options, if not exercised, expire 30 days and 90 days, respectively, after his termination date. Pursuant to the separation agreement, Mr. McCoy agreed to release our company from all claims, causes of action, damages and expenses of any and every nature whatsoever. Mr. McCoy also affirmed his obligations under the confidentiality and noncompetition agreement he executed when we originally employed him pursuant to which he is subject to a covenant not to compete during his employment with us and for one year following termination whether voluntary or involuntary or with or without cause. Finally, Mr. McCoy agreed that the severance payment and other benefits to be received during the severance period will be made in lieu of any payments specified in the retention agreement he executed with us in July 2007, as amended in August 2007 in connection with our proposed merger with Fiserv, and that the separation agreement terminates all rights and obligations described in the retention agreement, as amended.

Director Compensation
     We use a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the board. Our Governance Committee reviews non-employee director compensation on an annual basis and recommends compensation for non-employee directors to our board. In reviewing and making its recommendation, our Governance Committee considers the cash and equity-based compensation, including combination thereof, paid to directors serving at market companies in the technology and service industries. In fiscal 2004, we first engaged the services of Pearl Meyer & Partners, a compensation consulting practice, to assist us in reviewing our compensation program for outside directors and making recommendations to the Governance Committee and board for approval. We began our current director compensation program in fiscal 2005 and engaged the services of Pearl Meyer in later years to update the comparative director compensation information for our market. Pearl Meyer has evaluated the compensation of our directors versus the competitive market and updated its review from fiscal 2004 based on our director pay philosophy developed at that time. Our director pay philosophy, beginning with fiscal 2005, has been to move toward the 75th percentile over time for total compensation; however, the Governance Committee and our board do not view percentile targets as specific objectives we must reach. Our Governance Committee, in formulating its recommendation, considers a variety of factors so that our director compensation is appropriate for our company and the responsibilities of our directors.
     Our Governance Committee received assistance from our Chairman and Chief Executive Officer and Chief Financial Officer in structuring compensation for our non-employee directors for fiscal 2007. Management reviewed director compensation data for our market, including updated information provided by Pearl Meyer, and recommended the cash and equity components to be received by directors for their service. The Governance Committee then formulated its recommendation, which was approved by our board. Based on the Governance Committee’s recommendation, on July 27, 2006, the board revised the compensation of non-employee directors for fiscal 2007 as shown in the director compensation table below.
Annual Fees
     Per the recommendation of our Governance Committee, in fiscal 2007, Messrs. Boardman, Dixon, Quinn and Wilkins as non-employee directors received the following compensation:
•	an annual fee of $50,000 for service on the board;

•	an additional annual fee of $10,000 for the Chairman of the Audit Committee (Mr. Dixon);

•	an additional annual fee of $5,000 for the Chairman of the Governance Committee (Mr. Boardman through September 2006, Mr. Quinn thereafter); and the Chairman of the Compensation Committee (Mr. Quinn through September 2006, Mr. Wilkins thereafter);

•	an additional annual fee of $5,000 for non-Chairman members of the Audit Committee; and

•	an additional annual fee of $2,500 for non-Chairman members of the Compensation Committee and Governance Committee.
     Ms. Cotner joined our board as a non-employee director on May 2, 2007 and received the following compensation for her service during the remainder of fiscal 2007:
•	a fee of $12,500 for her service on the board;

•	an additional fee of $1,250 for her service on the Audit Committee; and

•	an additional fee of $625 for her service on the Compensation Committee.
     In addition, C. Kim Goodwin served on the board until October 18, 2006 and received the following compensation for her service for that portion of fiscal 2007:

•	a fee of $12,500 for service on the board; and

•	a fee of $1,250 for service on the Audit Committee.
     These fees were paid quarterly at the end of each quarter. Each director can elect to receive these fees in either cash or stock, or a combination of both, and can elect to defer the stock portion of such payment until his or her service on the board terminates for any reason. If a director elects to receive the payment of his or her fees in stock, the number of shares that the director is entitled to receive each quarter is calculated by dividing the amount of the director’s fee due for that quarter by the closing sale price of our common stock on the last trading day of the quarter. To date, only Mr. Boardman, Ms. Cotner and Ms. Goodwin have elected to receive their director fees in stock and have elected to defer such payments. From July 1, 2006 through June 30, 2007, Mr. Boardman deferred payment of $55,625 in director fees (equivalent to 1,395 shares of our common stock) until termination of his board service; from May 2, 2007 through June 30, 2007, Ms. Cotner deferred payment of $14,375 in director fees (equivalent to 352 shares of our common stock) until termination of her board service; and from July 1, 2006 through October 18, 2006, Ms. Goodwin deferred payment of $13,750 in director fees (equivalent to 333 shares of our common stock) until termination of her board service. In addition, Ms. Goodwin had previously deferred payment of $25,000 in director fees (equivalent to 499 shares of our common stock) for her service on the board from February 2, 2006 through June 30, 2006. As a result of her resignation from the board on October 18, 2006, Ms. Goodwin has received all of her deferred payments in director fees in shares of our common stock.
     For the fiscal year ending June 30, 2008, our non-employee directors will receive the same annual fee compensation noted above for fiscal 2007.
Restricted Stock and Stock Options
     All of our non-employee directors are eligible to receive awards of stock options and shares of restricted stock pursuant to our Amended and Restated 2002 Stock Incentive Plan, or 2002 plan. Such awards are recommended by the Governance Committee and awarded by the full board of directors. Upon their election to the board, our outside directors receive an initial grant of stock options to purchase 10,000 shares of our common stock. In addition, our outside directors receive an annual grant of restricted stock. For fiscal 2007, the board of directors determined that each outside director would receive a grant of restricted stock worth $80,000, which shares were awarded effective August 4, 2006 and valued at the closing stock price on August 3, 2006, or $37.27, in accordance with the terms of the 2002 plan at the time. These shares of restricted stock vested on August 4, 2007. Due to her resignation from the board on October 18, 2006, the shares of restricted stock granted to Ms. Goodwin did not vest.
     The annual restricted stock awards for fiscal 2007 to our outside directors were granted effective as of the third trading day after we publicly announced our financial results for the last completed fourth quarter of and fiscal 2006. The board of directors believes that material information regarding our last completed fourth quarter and fiscal year should be available to the public before the number of awarded restricted stock shares is determined. At the time of these awards for fiscal 2007, our 2002 plan defined the fair market value of a share as the closing price of our common stock on the last trading day before the effective grant date. As a result, the number of restricted stock shares granted to an outside director for fiscal 2007 was determined by dividing (1) the dollar value of the award set by the board of directors in July ($80,000) by (2) the closing price of our common stock on August 3, 2006, the last trading day immediately prior to the effective grant date.
     On May 2, 2007, upon her election to the board, Ms. Cotner received $20,000 worth of restricted stock, or 593 shares, valued at the closing price of our common stock on May 1, 2007. These shares of restricted stock vested on August 4, 2007. In addition, on May 2, 2007, Ms. Cotner received stock options to purchase 10,000 shares of our common stock at an exercise price of $33.69 per share, valued at the closing price of our common stock on May 1, 2007 in accordance with the terms of the 2002 plan. These stock options vest 20% per year of service from the date of grant and expire on May 2, 2017.
     On November 2, 2006, the Governance Committee of the board of directors recommended, and the board approved, a one-time grant to Mr. William Boardman, one of our outside directors, of restricted shares of common stock worth $75,000. The shares of restricted stock were granted effective November 3, 2006, and were valued at $38.55 per share, which was the closing price of our common stock on November 2, 2006. Thus, Mr. Boardman received a grant of 1,945 restricted shares. The grant was made pursuant to our 2002 plan, and the restricted shares will vest in 25% increments on the first through fourth anniversaries of the date of grant. This one-time award was meant to compensate Mr. Boardman for the expiration on July 19, 2006 of an option to purchase 6,000 shares of our common stock at an exercise price of $14.25 per share, which Mr. Boardman was initially awarded by the board on July 19, 1996 for his services on the board.
Stock Ownership Guidelines
     In July 2004, our board of directors, upon recommendation from the Governance Committee, approved share ownership guidelines for our outside directors. The objective of these guidelines is to build long-term commitment and perspective. The share ownership guidelines provide that with respect to restricted stock grants or stock option grants for the 2005 fiscal year forward, an after-tax value of each restricted stock award that vests or option that is exercised will be calculated for each outside director. The after-tax value will be expressed as a number of shares based on the share price of our common stock on the date the restricted stock award vests or the option is exercised. Outside directors are expected to retain 50% of the after-tax gain over a rolling five (5) year period for so long as they remain directors. Since these guidelines provide for a rolling five (5) year period over which to measure the after-tax gain retained by our outside directors, they are not expected to comply with these guidelines until after the completion of our fiscal year ending June 30, 2009.
Other
     We reimburse all directors for travel and other necessary business expenses incurred by them in connection with their board or committee service and extend coverage to them under our travel accident and directors’ and officers’ indemnity insurance policies.
Director Compensation for Fiscal Year 2007

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards
Name(1)	($)(4)	($)(5)	($)(6)	Total ($)
William P. Boardman	$55,625	$93,103	$0	$148,728

James D. Dixon	$65,000	$79,044	$0	$144,044

Eugene F. Quinn	$60,000	$79,044	$0	$139,044

Jeffrey M. Wilkins	$59,375	$79,044	$0	$138,419

C. Beth Cotner(2)	$14,375	$13,319	$11,230	$38,924

C. Kim Goodwin(3)	$13,750	$0	$0	$13,750

(1)	Mr. Kight and Mr. Johnson do not receive compensation in any form for their service on the board of directors. Each of Mr. Kight and Mr. Johnson is a “named executive officer” for purposes of this Form 10-K/A, and his compensation as such is set forth above under “Summary Compensation for Fiscal Year 2007.”

(2)	Ms. Cotner joined the board on May 2, 2007, and amounts reported reflect her period of service on the board during fiscal 2007.

(3)	Ms. Goodwin resigned from the board effective October 18, 2006, and amounts reported reflect her period of service on the board during fiscal 2007.

(4)	Mr. Boardman received $50,000 in annual retainer fees, $1,250 in fees as chairman of the Governance Committee for one quarter, $1,875 as a member of the Governance Committee for three quarters, and

$2,500 as a member of the Compensation Committee for the full year. From July 1, 2006 through June 30, 2007, Mr. Boardman elected to receive payment of $55,625 in director fees in shares of our common stock rather than cash (equivalent to 1,395 shares of our common stock) and also elected to defer receipt of the shares until termination of his board service.

Mr. Dixon received $50,000 in annual retainer fees, $10,000 as chairman of the Audit Committee for the full year, and $2,500 for each of his memberships on the Governance and Compensation Committees for the full year.

Mr. Quinn received $50,000 in annual retainer fees, $1,250 as chairman of the Compensation Committee for one quarter, $3,750 as chairman of the Governance Committee for three quarters and $5,000 as a member of the Audit Committee for the full year.

Mr. Wilkins received $50,000 in annual retainer fees, $5,000 as a member of the Audit Committee for the full year, $3,750 as a chairman of the Compensation Committee for three quarters and $625 as a member of the Governance Committee for one quarter.

Ms. Cotner received $12,500 in retainer fees for one quarter, $1,250 as a member of the Audit Committee for one quarter and $625 as a member of the Governance Committee for one quarter. From May 2, 2007 through June 30, 2007, Ms. Cotner elected to receive payment of $14,375 in director fees in shares of our common stock rather than cash (equivalent to 352 shares of our common stock) and also elected to defer receipt of the shares until termination of her board service.

Ms. Goodwin received $12,500 in retainer fees for one quarter and $1,250 as a member of the Audit Committee for one quarter. From July 1, 2006 through October 18, 2006, Ms. Goodwin elected to receive payment of $13,750 in director fees in shares of our common stock rather than cash (equivalent to 333 shares of our common stock) and also elected to defer receipt of the shares until termination of her board service.

(5)	Represents dollar amount recognized for financial reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R) and thus may include amounts from awards granted in and prior to fiscal year 2007. This amount disregards any estimates of forfeiture during the fiscal year but accounting for any actual forfeiture by a director during the fiscal year. Assumptions used in the calculation of these amounts are included in note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2007.

There can be no assurance that the FAS 123(R) amounts will ever be realized. The full grant date fair value of the annual restricted stock award granted to each of our outside directors (other than Ms. Cotner) for fiscal 2007, computed in accordance with FAS 123(R), was $80,019. The full grant date fair value of the restricted stock award granted to Ms. Cotner upon her election to the board in May 2007, computed in accordance with FAS 123(R), was $19,978. The full grant date fair value of the restricted stock award granted to Mr. Boardman in November 2006, computed in accordance with FAS 123(R), was $74,980.

As of June 30, 2007, our directors had the following number of shares of restricted stock outstanding: Mr. Boardman (4,092), Mr. Dixon (2,147), Mr. Quinn (2,147), Mr. Wilkins (2,147) and Ms. Cotner (593). All such shares of restricted stock for Messrs. Dixon, Quinn and Wilkins and Ms. Cotner vested on August 4, 2007 and 2,147 shares of restricted stock for Mr. Boardman vested on August 4, 2007.

(6)	Represents dollar amount recognized for financial reporting purposes for the fiscal year ended June 30, 2007, in accordance with FAS 123(R). This amount disregards any estimates of forfeiture during the fiscal year but accounting for any actual forfeiture by a director during the fiscal year. Assumptions used in the calculation of these amounts are included in note 13 to our audited consolidated financial statements for the fiscal year ended June 30, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2007. There can be no assurance that the FAS 123(R) amounts will ever be realized. The full grant date fair value of the stock option award granted to Ms. Cotner upon her election to the board in May 2007, computed in accordance with FAS 123(R), was $336,900. As of June 30, 2007, our directors had the following number of stock options outstanding: Mr. Boardman (44,000), Mr. Dixon (20,000), Mr. Quinn (15,000), Mr. Wilkins (36,000) and Ms. Cotner (10,000).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
     The following table sets forth additional information as of June 30, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants (excluding the shares to be issued upon the exercise of outstanding options, warrants, and other rights).

			Number of securities
	Number of securities to be	Weighted-average	remaining available for
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	compensation plans
	restricted shares,	restricted shares,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,734,500	$32.43	4,338,523

Equity compensation plans not approved by security holders	0	$0	0

Total	3,734,500	$32.43	4,338,523

(1)	Equity compensation plans approved by stockholders include the Third Amended and Restated 1995 Stock Option Plan, the 2006 Associate Stock Purchase Plan, and the Amended and Restated 2002 Stock Incentive Plan.
Ownership of Our Common Stock by Directors and Executive Officers
          The following table sets forth information regarding beneficial ownership of our common stock by each of our directors, each of our executive officers named in the Executive Compensation Table and our directors and executive officers as a group as of October 15, 2007. Percentage computations are based on 88,414,651 shares of our common stock outstanding as of October 15, 2007.

	Shares Beneficially Owned(1)(2)
Stockholder	Number	Percent
Peter J. Kight (3)	5,754,085	6.4%

Mark A. Johnson (4)	1,095,886	1.2%

William P. Boardman (5)	54,527	*

James D. Dixon	26,238	*

C. Beth Cotner(5)	1,459	*

Eugene F. Quinn	17,500	*

Jeffrey M. Wilkins	28,000	*

	Shares Beneficially Owned(1)(2)
Stockholder	Number	Percent

David E. Mangum	105,032	*

Stephen E. Olsen	86,295	*

Randal A. McCoy (6)	53,309	*

All current directors and executive officers as a group (14 people) (3)(4)(5)	7,219,763	8.0%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares.

(2)	Includes shares purchasable within 60 days after October 15, 2007, pursuant to the exercise of options covering:

• 1,180,101 shares for Mr. Kight;

• 166,379 shares for Mr. Johnson;

• 44,487 shares for Mr. Boardman;

• 20,000 shares for Mr. Dixon;

• 15,000 shares for Mr. Quinn;

• 28,000 shares for Mr. Wilkins;

• 76,617 shares for Mr. Olsen;

• 96,624 shares for Mr. Mangum;

• 45,971 shares for Mr. McCoy; and

• 1,665,764 shares for all current directors and executive officers as a group.

(3)	Includes 260,222 shares held by the Kight Family Trust II, 2,286 shares held in the Tiso Trust, 2,365 in the Ayers Trust and 20,250 shares held in each of The 2004 Allison Marie Kight Trust and The Preston Gregory Kight Trust. Mr. Kight disclaims ownership of those shares in which he has no pecuniary interest. Does not include 8,600 shares held in the Peter J. Kight and Teresa J. Kight 1995 Children’s Trust and 439,800 shares held by charitable foundations of which Mr. Kight is the trustee and disclaims any beneficial ownership.

(4)	Does not include 59,203 shares held by the Mark A. Johnson 1997 Irrevocable Children’s Trust in which he has no pecuniary interest and disclaims any beneficial ownership.

(5)	Includes 3,503 and 666 deferred stock units for Mr. Boardman and Ms. Cotner, respectively, that convert to an equal number of shares of common stock upon retirement from the board of directors.

(6)	Mr. McCoy resigned from our company effective August 24, 2007. The numbers presented in this table for Mr. McCoy are as of that date.

Ownership of Our Common Stock by Principal Stockholders
     The following table sets forth information as of October 15, 2007 (except as noted below), relating to the beneficial ownership of our common stock by each person known by us to own beneficially more than 5% of the outstanding shares of our common stock.

	Shares Beneficially Owned(1)
Stockholder	Number	Percent(2)
Microsoft Corporation(3)
One Microsoft Way Redmond, Washington 98052	8,567,250	9.7%

Waddell & Reed Financial, Inc.(4)
6300 Lamar Avenue Overland Park, Kansas 66202	8,516,520	9.6%

Peter J. Kight (5)(6)
4411 East Jones Bridge Road Norcross, Georgia 30092	5,754,085	6.4%

T. Rowe Price Associates, Inc.(7)
100 E. Pratt Street Baltimore, MD 21202	4,925,966	5.6%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those shares. Unless otherwise indicated, the persons in the table above have sole voting power and sole investment power with respect to all reported shares.

(2)	Percentage computations are based on 88,414,651 shares of our common stock outstanding as of October 15, 2007.

(3)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission by Microsoft Corporation on September 11, 2000.

(4)	According to information contained in a Schedule 13G filed with the Securities and Exchange Commission by Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., Waddell & Reed Investment Management Company and Ivy Investment Management Company (collectively the “Filing Persons”) on February 14, 2003, and as amended on January 30, 2004, February 8, 2005, February 1, 2006 and February 9, 2007, the securities reported above are beneficially owned by one or more open-end investment companies or other managed accounts, which are advised or sub-advised by one of the Filing Persons. Waddell & Reed, Inc. is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company. In turn, Waddell & Reed Financial Services, Inc. is a subsidiary of Waddell & Reed Financial, Inc., a publicly traded company. The investment advisory contracts grant Ivy Investment Management Company and Waddell & Reed Investment Management Company all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant Ivy Investment Management Company and Waddell & Reed Investment Management Company investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, Ivy Investment Management Company and/or Waddell & Reed Investment Management Company may be deemed the beneficial owner of the securities reported in this table under Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Filing Persons do not believe they are acting as a “group” for purposes of Section 13(d) of the Exchange Act. Indirect “beneficial ownership” is attributed to the respective parent companies solely because of the parent companies’ control relationship to Waddell & Reed Investment Management Company. According to the Schedule 13G, the following entities are deemed to beneficially own the following shares of our common stock: Ivy Investment Management Company (1,297,771 shares), Waddell & Reed Investment Management Company (7,218,749 shares), Waddell & Reed, Inc. (7,218,749 shares), Waddell & Reed Financial Services, Inc. (7,218,749 shares) and Waddell & Reed Financial, Inc. (8,516,520 shares).

(5)	Includes 1,180,101 shares purchasable by Mr. Kight pursuant to the exercise of options within 60 days after October 15, 2007.

(6)	Includes 260,222 shares held by the Kight Family Trust II, 2,286 shares held in the Tiso Trust, 2,365 in the Ayers Trust and 20,250 shares held in each of The 2004 Allison Marie Kight Trust and The Preston Gregory Kight Trust. Mr. Kight disclaims ownership of those shares in which he has no pecuniary interest. Does not include 8,600 shares held in the Peter J. Kight and Teresa J. Kight 1995 Children’s Trust and 439,800 shares held by charitable foundations of which Mr. Kight is the trustee and disclaims any beneficial ownership.

(7)	These shares are owned by various individual and institutional investors to which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the shares. According to information contained in a Schedule 13G filed with the Securities and Exchange Commission by T. Rowe Price Associates, Inc. on February 13, 2007, T. Rowe Price Associates, Inc. exercises sole voting power with respect to 1,088,488 shares and sole dispositive power with respect to 4,925,966 shares. For purposes of the reporting requirements of the Exchange Act, T. Rowe Price Associates, Inc. is deemed to be the beneficial owners of such shares; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Director Independence
     The Board of Directors has determined that a majority of the directors are independent as required by the Nasdaq Rules. The Board has affirmatively determined by resolution that directors Boardman, Dixon, Quinn, Wilkins and Cotner are independent within the meaning of the Nasdaq Rules. In addition, prior to her resignation, the board affirmatively determined by resolution that Ms. Goodwin was an independent director within the meaning of the Nasdaq Rules. There were no specific transactions, relationships or arrangements requiring consideration by the Board of Directors in making these independence determinations.
     Messrs. Quinn (Chairman), Dixon and Boardman serve as members of our Governance Committee. The members of our Compensation Committee are Messrs. Wilkins (Chairman), Boardman and Dixon and Ms. Cotner. Messrs. Dixon (Chairman), Quinn, and Wilkins and Ms. Cotner serve as members of our Audit Committee. All members of each of our Governance Committee, Compensation Committee and Audit Committee are “independent,” as defined by the Nasdaq Rules.
Certain Relationships and Related Transactions
Transactions Between Microsoft Corporation and CheckFree Corporation
     On September 1, 2000, we acquired TransPoint from Microsoft, First Data Corporation and Citibank, N.A. in exchange for 17 million shares of our common stock. As part of the TransPoint acquisition, Microsoft received 8,567,250 shares of our common stock. Pursuant to the terms of the TransPoint acquisition, we entered into a stockholder agreement, dated as of September 1, 2000, with Microsoft that gave Microsoft the right to designate for election a director to our board for such time as it owned at least 6,425,438 shares of our common stock. On August 29, 2006, we agreed with Microsoft to terminate the stockholder agreement. As of June 30, 2007, Microsoft continued to own 8,567,250 shares of our common stock and was a greater than 5% stockholder of our company.

     In October 2006, we entered into a consulting services work order agreement for Microsoft for total associated fees of $114,000 to be paid by us to Microsoft. In February 2007, we entered into a work order agreement with Microsoft with total estimated associated fees of approximately $580,000. In May 2007, we signed a support services agreement with Microsoft, and we pre-purchased a number of hours thereunder equating to $996,000 for use over a three-year term. In June 2007, we amended a written agreement with Microsoft from January 2005 pursuant to which we license Microsoft desktop software, Office professional and Windows desktop operating system software. The original agreement from 2005 requires a payment by us of $1,900,000 over a three-year term. The 2007 amendment moved over existing products licensed under an expired agreement from April 2004 and granted us a license for new products for a one-time fee of $111,000. During the year ended June 30, 2007, we also entered into other agreements with Microsoft where the associated fees are approximately $48,000 per year plus per minute usage fees in one instance, $34,500 paid over a three-year commitment in a second instance and $1,500 annually in a third instance.
     During the year ended June 30, 2007, we incurred approximately $2,100,600 of expense for Microsoft products, software user licenses, support and other services under all of our agreements.
Review and Approval of Transactions with Related Parties
     The Governance Committee of our board of directors is responsible for the review and approval or ratification of interested transactions with related parties under our written Related Party Transaction Policies and Procedures, which we refer to as our related party policy. An interested transaction is any transaction, arrangement, relationship or series of similar transactions, arrangements or relationships in which:
•	the amount involved will or may be expected to exceed $90,000 in any fiscal year;

•	our company is a participant; and

•	any related party has or will have a direct or indirect interest other than solely as a result of being a director or less than 10 percent beneficial owner of another entity.
A related party is any person who is or was since the beginning of the last fiscal year an executive officer, director or nominee for election as a director of our company, a greater than 5 percent beneficial owner of our common stock or an immediate family member of any of the foregoing.
     The Governance Committee will review the material facts of all interested transactions that require approval and either approve or disapprove of the entry into the interested transaction, subject to the exceptions described below. If advance approval by our Governance Committee is not feasible, the interested transaction will be considered and, if the Governance Committee determines it to be appropriate, ratified at its next regularly scheduled meeting. In determining whether to approve or ratify an interested transaction, our Governance Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances as well as the extent of the related party’s interest in the transaction. In addition, no director will participate in any discussion or approval of an interested transaction for which he or she is a related party, except to provide all material information concerning the interested transaction to the Governance Committee.
     Our Governance Committee has reviewed the following types of interested transactions and determined that each will be deemed pre-approved by the Committee, even if the aggregate amount involved will exceed $90,000:
1.	any employment by us of an executive officer if the related compensation is required to be reported by us pursuant to Item 402 of the SEC’s Regulation S-K, or if the executive officer is not an immediate family member of another one of our executive officers or directors, the related compensation would be reported under Item 402 of Regulation S-K if he or she was a “named executive officer” and our Compensation Committee approved such compensation;

2.	any compensation paid to a director if we are required to report such compensation under Item 402 of Regulation S-K;

3.	any transaction with another company at which a related party’s only relationship is as a non-executive officer employee, director or beneficial owner of less than 10 percent of that company’s shares, but only if the aggregate amount involved does not exceed the lesser of $100,000 or 2 percent of that company’s total annual revenues;

4.	any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related party’s only relationship is as a non-executive officer employee or director, but only if the aggregate amount involved does not exceed the lesser of $100,000 or 2 percent of the charitable organization’s total annual receipts;

5.	any transaction where the related party’s interest arises solely from ownership of our common stock and all holders of our common stock receive the same benefit on a pro rata basis;

6.	any transaction involving a related party where the rates or charges involved are determined by a competitive bid process; and

7.	any transaction with a related party involving the rendering of services as a common or contract carrier or public utility, at rates or charges fixed in conformity with law or government authority.
In addition, our Governance Committee may delegate to its Chair the authority to pre-approve or ratify (as applicable) any interested transaction that does not involve a director or nominee for election as a director and in which the amount involved is expected to be less than an amount specified by the Governance Committee. In connection with each regularly scheduled meeting of our Governance Committee, a summary of each new interested transaction deemed pre-approved pursuant to numbers 3 and 4 above and each new interested transaction pre-approved by the Chair of the Governance Committee will be provided to the full Committee for its review.
     If an interested transaction will be ongoing, the Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related party. Thereafter, the Governance Committee, on at least an annual basis, will review and assess ongoing relationships with the related party to ensure that they are in compliance with the Committee’s guidelines and that the interested transaction remains appropriate.
Miscellaneous
     Curtis A. Loveland, our Secretary, is a partner in the law firm of Porter, Wright, Morris & Arthur LLP, which firm provides us with legal services. Mr. Loveland owns less than 1% of our outstanding common stock.
Item 14. Principal Accountant Fees and Services.
     Aggregate fees billed to us for the fiscal years ended June 30, 2007 and 2006 by our principal accounting firm, Deloitte & Touche LLP were:

	Fiscal Year Ended June 30,
	2007	2006
Audit Fees (a)	$1,792,274	$1,405,562
Audit Related Fees (b)	133,594	112,287
Tax Fees (c)	73,554	110,209
All Other Fees (d)	37,001	—

Total Fees	$2,036,423	$1,628,058

(a)	Represents the aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for our two most recent years ended June 30, 2007 and 2006, including Sarbanes-Oxley Section 404 attestation procedures, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the same fiscal years, and services associated with securities filings for the same fiscal years.

(b)	Represents the aggregate fees billed by Deloitte & Touche LLP for services rendered to us for audits in connection with acquisitions, assurance and related services that are reasonably related to the performance of our audit or review of our financial statements not included in the “Audit Fees” category, employee benefit plan audits and accounting consultations.

(c)	Represents the aggregate fees billed by Deloitte & Touche LLP for professional services rendered to us for tax compliance services and tax planning and advice.

(d)	Represents the aggregate fees billed by Deloitte & Touche LLP for other non-audit related consultations.
     The Audit Committee has considered whether the provision of audit-related and other non-audit services by Deloitte & Touche is compatible with maintaining Deloitte & Touche’s independence.
     Our Audit Committee has established a policy requiring the pre-approval of all audit and non-audit services provided to us by Deloitte & Touche. The policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee. The Audit Committee has delegated to its chair authority to pre-approve permitted services between the Audit Committee’s regularly scheduled meetings, and the chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for review by the committee. The policy prohibits the Audit Committee from delegating to management the committee’s responsibility to pre-approve permitted services of our independent auditor. All of the services reflected in the table above were pre-approved in accordance with the policy.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	The following financial statements are included in Item 8 of this Annual Report:

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

(3)	Exhibits:

Exhibit
Number	Exhibit Description
2(a)	Agreement and Plan of Merger, dated August 2, 2007, among CheckFree Corporation, Fiserv, Inc. and Braves Acquisition Corp. (Reference is made to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Fiserv, Inc. (File No. 0-14948) for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by reference.)

2(b)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, filed with the Securities and Exchange Commission on August 25, 2000, and incorporated herein by reference.)

2(c)	Agreement and Plan of Merger, dated December 29, 2006, among CheckFree Corporation, CFA Software Corporation, and Carreker Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 29, 2006, filed with the Securities and Exchange Commission on January 3, 2007, and incorporated herein by reference.)

2(d)	Agreement and Plan of Merger, dated February 13, 2007, among CheckFree Corporation, CF Oregon, Inc., and Corillian Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated February 13, 2007, filed with the Securities and Exchange Commission on February 14, 2007, and incorporated herein by reference.)

3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Company’s Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

3(c)	Amended and Restated By-Laws of the Company, as of February 8, 2007. (Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by reference.)

3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(c) hereto.)

4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to CheckFree Holdings Corporation’s Registration Statement on Form 8-A (File No. 001-12721), filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description
4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Holdings Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

4(d)	Amendment No. 2 to the Rights Agreement, dated as of September 30, 2000, between CheckFree Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

4(e)	Substitution of Successor Rights Agent and Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 29, 2002, and incorporated herein by reference.)

4(f)	Amendment No. 4 to the Rights Agreement, dated as of August 2, 2007, between CheckFree Corporation and Wells Fargo Bank, National Association, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)

10(a)	CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of June 15, 2007). (Reference is made to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

10(b)	CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank—Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)

10(c)	CheckFree Corporation 2006 Associate Stock Purchase Plan (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-138845), filed with the Securities and Exchange Commission on November 20, 2006, and incorporated herein by reference).

10(d)	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-101280), filed with the Securities and Exchange Commission on August 24, 2007 and incorporated herein by reference.) +

10(e)	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10(f)	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

Exhibit
Number	Exhibit Description
10(g)	Form of Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10(h)	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10(i)	Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.) +

10(j)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.) +

10(k)	CheckFree Corporation Amended and Restated Nonqualified Deferred Compensation Plan, dated July 26, 2007. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)+

10(l)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.) +

10(m)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(q). (Reference is made to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.) +

10(n)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(o)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(p)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(q)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.) +

10(r)	CheckFree Corporation 2008 Incentive Compensation Plan. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities Exchange Commission on July 31, 2007, and incorporated herein by reference.) +

Exhibit
Number	Exhibit Description
10(s)	Description of Compensation Arrangements Approved by the Compensation Committee of the Board of Directors for the Company’s Named Executive Officers in Fiscal Year 2008 and for the Company’s Non-Management Directors in Fiscal Year 2008 (Reference is made to Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

10(t)	Form of Retention Agreement dated as of July 27, 2007 between CheckFree Corporation and each of its executive officers. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

10(u)	Form of Amendment to Retention Agreement dated as of August 2, 2007 between CheckFree Corporation and each of Peter J. Kight, David E. Mangum, Stephen E. Olsen, Alex Hart, Jardon Bouska, Michael P. Gianoni and Randal A. McCoy. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)+

10(v)	Letter Agreement, dated February 16, 2007, between Matthew S. Lewis and CheckFree Services Corporation (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by reference).+

10(w)	Individual Separation Agreement and General Release, dated as of August 14, 2007, by and among CheckFree Corporation, CheckFree Services Corporation and Randal A. McCoy. (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated August 14, 2007, filed with the Securities and Exchange Commission on August 20, 2007, and incorporated herein by reference.)+

10(x)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**

10(y)	Revolving Credit Agreement, dated April 13, 2006, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and KeyBank National Association, US Bank, National Association, and Mizuho Corporate Bank, Ltd., as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(z)	Master Agreement, dated April 13, 2006, among CheckFree Corporation, as Guarantor, and CheckFree Services Corporation, as Lessee and Construction Agent, SunTrust Bank, as Lessor, certain financial institutions parties thereto, as Lenders, SunTrust Equity Funding, LLC, as Agent and Sole Arranger, US Bank, National Association, Mizuho Corporate Bank (USA) and KeyBank National Association, each as Co-Documentation Agents, and Bank of America, N.A., as Syndication Agent. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(aa)	Master Lease Agreement, dated April 13, 2006, between CheckFree Services Corporation, as Lessee, and SunTrust Bank, as Lessor. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description
10(bb)	Construction Agency Agreement, dated April 13, 2006, between SunTrust Bank and CheckFree Services Corporation, as Construction Agent. (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(cc)	First Amendment to Master Agreement, dated April 13, 2006, among Bastogne, Inc., CheckFree Services Corporation, CheckFree Corporation, and SunTrust Bank. (Reference is made to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

21	Subsidiaries of the Company. (Reference is made to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

23	Consent of Deloitte & Touche LLP. (Reference is made to Exhibit 23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

24	Power of Attorney. (Reference is made to Exhibit 24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

31(a)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.*

31(b)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.*

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Reference is made to Exhibit 32(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)***

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Reference is made to Exhibit 32(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.
(b)	Exhibits.

The exhibits to this report follow the Signature Page.

(c)	Financial Statement Schedules.

The financial statement schedule is included in Item 8 of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECKFREE CORPORATION
Date: October 29, 2007	By:	/s/ David E. Mangum
David E. Mangum,
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of October, 2007.

*Peter J. Kight	Chairman of the Board and Chief Executive Officer
Peter J. Kight	(Principal Executive Officer)

*David E. Mangum	Executive Vice President and Chief Financial Officer
David E. Mangum	(Principal Financial Officer)

*Samuel R. Schwartz	Senior Vice President and Chief Accounting Officer
Samuel R. Schwartz	(Principal Accounting Officer)

*William P. Boardman William P. Boardman	Director

*C. Beth Cotner	Director
C. Beth Cotner

*James D. Dixon	Director
James D. Dixon

*Mark A. Johnson	Director
Mark A. Johnson

*Eugene F. Quinn	Director
Eugene F. Quinn

*Jeffrey M. Wilkins	Director
Jeffrey M. Wilkins

*By:	/s/ Curtis A. Loveland
Curtis A. Loveland,
Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2(a)	Agreement and Plan of Merger, dated August 2, 2007, among CheckFree Corporation, Fiserv, Inc. and Braves Acquisition Corp. (Reference is made to Exhibit 2.3 to the Quarterly Report on Form 10-Q of Fiserv, Inc. (File No. 0-14948) for the period ended June 30, 2007, filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by reference.)

2(b)	Amended and Restated Strategic Alliance Master Agreement, dated as of April 26, 2000, among CheckFree Holdings Corporation, CheckFree Services Corporation and Bank of America, N.A. (Reference is made to Appendix A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on September 28, 2000, filed with the Securities and Exchange Commission on August 25, 2000, and incorporated herein by reference.)

2(c)	Agreement and Plan of Merger, dated December 29, 2006, among CheckFree Corporation, CFA Software Corporation, and Carreker Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated December 29, 2006, filed with the Securities and Exchange Commission on January 3, 2007, and incorporated herein by reference.)

2(d)	Agreement and Plan of Merger, dated February 13, 2007, among CheckFree Corporation, CF Oregon, Inc., and Corillian Corporation. (Reference is made to Exhibit 2 to the Company’s Current Report on Form 8-K dated February 13, 2007, filed with the Securities and Exchange Commission on February 14, 2007, and incorporated herein by reference.)

3(a)	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Exhibit 4(e) to the Company’s Registration Statement on Form S-8 (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.)

3(b)	Certificate of Ownership and Merger Merging CheckFree Corporation into CheckFree Holdings Corporation. (Reference is made to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

3(c)	Amended and Restated By-Laws of the Company, as of February 8, 2007. (Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by reference.)

3(d)	Form of Specimen Stock Certificate. (Reference is made to Exhibit 3(d) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000, filed with the Securities and Exchange Commission on September 26, 2000, and incorporated herein by reference.)

4(a)	Articles FOURTH, FIFTH, SEVENTH, EIGHTH, TENTH AND ELEVENTH of the Company’s Amended and Restated Certificate of Incorporation (contained in the Company’s Amended and Restated Certificate of Incorporation filed as Exhibit 3(a) hereto) and Articles II, III, IV, VI and VIII of the Company’s By-Laws (contained in the Company’s By-Laws filed as Exhibit 3(c) hereto.)

4(b)	Rights Agreement, dated as of December 16, 1997, by and between the Company and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.1 to CheckFree Holdings Corporation’s Registration Statement on Form 8-A (File No. 001-12721), filed with the Securities and Exchange Commission on December 19, 1997, and incorporated herein by reference.)

4(c)	Amendment No. 1 to the Rights Agreement, dated as of February 5, 1999, between CheckFree Holdings Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on May 12, 1999, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description
4(d)	Amendment No. 2 to the Rights Agreement, dated as of September 30, 2000, between CheckFree Corporation and The Fifth Third Bank, as Rights Agent. (Reference is made to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on October 3, 2000, and incorporated herein by reference.)

4(e)	Substitution of Successor Rights Agent and Amendment No. 3 to the Rights Agreement, dated as of January 25, 2002, between CheckFree Corporation and Wells Fargo Bank Minnesota, National Association, as Rights Agent. (Reference is made to Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A (File No. 0-26802), filed with the Securities and Exchange Commission on January 29, 2002, and incorporated herein by reference.)

4(f)	Amendment No. 4 to the Rights Agreement, dated as of August 2, 2007, between CheckFree Corporation and Wells Fargo Bank, National Association, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)

10(a)	CheckFree Services Corporation 401(k) Plan Adoption Agreement (restatement as of June 15, 2007). (Reference is made to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

10(b)	CheckFree Services Corporation Defined Contribution Plan and Trust, sponsored by SunTrust Bank—Basic Plan Document #02, June 2002 (Prototype plan for CheckFree Services Corporation 401(k) Plan) (Reference is made to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)

10(c)	CheckFree Corporation 2006 Associate Stock Purchase Plan (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 333-138845), filed with the Securities and Exchange Commission on November 20, 2006, and incorporated herein by reference).

10(d)	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-101280), filed with the Securities and Exchange Commission on August 24, 2007 and incorporated herein by reference.) +

10(e)	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10(f)	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

10(g)	Form of Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

Exhibit
Number	Exhibit Description
10(h)	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.)+

10(i)	Form of Incentive Stock Option Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, filed with the Securities and Exchange Commission on February 8, 2005, and incorporated herein by reference.) +

10(j)	CheckFree Corporation Third Amended and Restated 1995 Stock Option Plan. (Reference is made to Exhibit 4(d) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-50322), filed with the Securities and Exchange Commission on November 20, 2000, and incorporated herein by reference.) +

10(k)	CheckFree Corporation Amended and Restated Nonqualified Deferred Compensation Plan, dated July 26, 2007. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)+

10(l)	Form of Indemnification Agreement. (Reference is made to Exhibit 10(a) to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-95738), filed with the Securities and Exchange Commission on August 14, 1995, and incorporated herein by reference.) +

10(m)	Schedule identifying material details of Indemnification Agreements substantially identical to Exhibit 10(q). (Reference is made to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.) +

10(n)	Confidentiality and Noncompetition Agreement, dated May 7, 1999, between Peter J. Kight and the Company. (Reference is made to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(o)	Noncompetition Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(p)	Confidentiality and Nonsolicitation Agreement, dated February 11, 2003, between Mark A. Johnson and the Company. (Reference is made to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)

10(q)	Executive Employment Agreement between the Company and Peter J. Kight. (Reference is made to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997, and incorporated herein by reference.) +

10(r)	CheckFree Corporation 2008 Incentive Compensation Plan. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities Exchange Commission on July 31, 2007, and incorporated herein by reference.) +

Exhibit
Number	Exhibit Description
10(s)	Description of Compensation Arrangements Approved by the Compensation Committee of the Board of Directors for the Company’s Named Executive Officers in Fiscal Year 2008 and for the Company’s Non-Management Directors in Fiscal Year 2008 (Reference is made to Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

10(t)	Form of Retention Agreement dated as of July 27, 2007 between CheckFree Corporation and each of its executive officers. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)+

10(u)	Form of Amendment to Retention Agreement dated as of August 2, 2007 between CheckFree Corporation and each of Peter J. Kight, David E. Mangum, Stephen E. Olsen, Alex Hart, Jardon Bouska, Michael P. Gianoni and Randal A. McCoy. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)+

10(v)	Letter Agreement, dated February 16, 2007, between Matthew S. Lewis and CheckFree Services Corporation (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated February 15, 2007, filed with the Securities and Exchange Commission on February 22, 2007, and incorporated herein by reference).+

10(w)	Individual Separation Agreement and General Release, dated as of August 14, 2007, by and among CheckFree Corporation, CheckFree Services Corporation and Randal A. McCoy. (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated August 14, 2007, filed with the Securities and Exchange Commission on August 20, 2007, and incorporated herein by reference.)+

10(x)	Master Agreement, dated August 5, 2003, among Bastogne, Inc., CheckFree Services Corporation and SunTrust Bank. (Reference is made to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.)**

10(y)	Revolving Credit Agreement, dated April 13, 2006, among CheckFree Corporation, CheckFree Services Corporation and CheckFree Investment Corporation, as Borrowers, the lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and KeyBank National Association, US Bank, National Association, and Mizuho Corporate Bank, Ltd., as Documentation Agents, SunTrust Capital Markets, Inc. as Joint Lead Arranger and Sole Book Runner and Banc of America Securities, LLC as Joint Lead Arranger. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(z)	Master Agreement, dated April 13, 2006, among CheckFree Corporation, as Guarantor, and CheckFree Services Corporation, as Lessee and Construction Agent, SunTrust Bank, as Lessor, certain financial institutions parties thereto, as Lenders, SunTrust Equity Funding, LLC, as Agent and Sole Arranger, US Bank, National Association, Mizuho Corporate Bank (USA) and KeyBank National Association, each as Co-Documentation Agents, and Bank of America, N.A., as Syndication Agent. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(aa)	Master Lease Agreement, dated April 13, 2006, between CheckFree Services Corporation, as Lessee, and SunTrust Bank, as Lessor. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

Exhibit
Number	Exhibit Description
10(bb)	Construction Agency Agreement, dated April 13, 2006, between SunTrust Bank and CheckFree Services Corporation, as Construction Agent. (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

10(cc)	First Amendment to Master Agreement, dated April 13, 2006, among Bastogne, Inc., CheckFree Services Corporation, CheckFree Corporation, and SunTrust Bank. (Reference is made to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006, and incorporated herein by reference.)

21	Subsidiaries of the Company. (Reference is made to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

23	Consent of Deloitte & Touche LLP. (Reference is made to Exhibit 23 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

24	Power of Attorney. (Reference is made to Exhibit 24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

31(a)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.*

31(b)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.*

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Reference is made to Exhibit 32(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)***

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Reference is made to Exhibit 32(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)***

*	Filed with this report.

**	Portions of this Exhibit have been given confidential treatment by the Securities and Exchange Commission.

***	Furnished with this report.

+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report on Form 10-K.