Form 10-Q
period 2007-09-30
CHECKFREE CORP \GA\
filed 2007-11-07
CIK 949341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,435,662 shares of Common Stock, $.01 par value, were outstanding at October 31, 2007.

FORM 10-Q
CHECKFREE CORPORATION

Part I. Financial Information
Item 1. Financial Statements
CHECKFREE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,374	$55,974
Settlement assets	141,182	127,661
Investments	66,392	139,153
Accounts receivable, net	220,891	221,320
Prepaid expenses and other assets	45,972	42,759
Deferred income taxes	10,189	10,189

Total current assets	587,000	597,056

PROPERTY AND EQUIPMENT, NET	143,636	156,113

OTHER ASSETS:
Capitalized software, net	3,266	3,668
Goodwill	1,020,985	1,027,512
Strategic agreements, net	74,827	81,063
Other intangible assets, net	142,069	140,804
Investments and restricted cash	44,750	47,390
Other noncurrent assets	12,149	11,426
Deferred income taxes	69,596	66,246

Total other assets	1,367,642	1,378,109

Total assets	$2,098,278	$2,131,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$23,262	$35,868
Settlement obligations	137,772	123,302
Accrued liabilities	81,968	100,944
Current portion of long-term obligations	123,915	206,022
Deferred revenue	78,252	79,391

Total current liabilities	445,169	545,527

ACCRUED RENT AND OTHER	12,336	4,663

DEFERRED INCOME TAXES	2,284	2,284

DEFERRED REVENUE	4,277	3,281

LIABILITY FOR UNRECOGNIZED TAX BENEFITS	26,476	—

CAPITAL LEASE AND LONG-TERM OBLIGATIONS, less current portion	75,300	68,021

STOCKHOLDERS’ EQUITY:
Preferred stock - 50,000,000 authorized shares, $0.01 par value; no amounts issued or outstanding	—	—
Common stock - 500,000,000 authorized shares, $0.01 par value; issued and outstanding 88,410,735 and 87,974,284 shares, respectively	884	880
Additional paid-in-capital	2,386,279	2,376,278
Accumulated other comprehensive gain	4,958	3,896
Accumulated deficit	(859,685)	(873,552)

Total stockholders’ equity	1,532,436	1,507,502

Total liabilities and stockholders’ equity	$2,098,278	$2,131,278

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Unaudited
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2007	2006
REVENUES:
Processing and servicing	$218,114	$195,478
License fees	15,412	9,074
Maintenance fees	21,988	11,530
Professional fees	29,150	12,537

Total revenues	284,664	228,619

EXPENSES:
Cost of processing, servicing and support	118,237	92,849
Research and development	31,975	26,738
Sales and marketing	27,869	21,275
General and administrative	30,710	17,749
Depreciation and amortization	26,868	21,805

Total expenses	235,659	180,416

INCOME FROM OPERATIONS	49,005	48,203
OTHER:
Equity in net loss of joint venture	(423)	(458)
Interest income	2,121	3,581
Interest expense	(2,795)	(287)

INCOME BEFORE INCOME TAXES	47,908	51,039
INCOME TAX EXPENSE	18,061	19,822

NET INCOME	$29,847	$31,217

BASIC EARNINGS PER SHARE:
Basic income per share	$0.34	$0.35

Weighted average number of shares	88,231	89,962

DILUTED EARNINGS PER SHARE:
Diluted income per share	$0.33	$0.34

Weighted average number of shares	89,956	92,599

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Unaudited
(In thousands)

	Three Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$29,847	$31,217
Adjustments to reconcile net income to cash provided by operating activities:
Equity in net loss of joint venture	423	458
Depreciation and amortization	26,868	21,805
Expenses related to data center	—	1,021
Deferred income tax benefit	140	(860)
Equity-based compensation	3,061	3,865
Net loss on disposition of property and equipment	292	13
Changes in certain assets and liabilities (net of acquisitions):
Settlement assets and obligations	949	(1,074)
Accounts receivable	219	(9,692)
Prepaid expenses and other	3,939	7,484
Accounts payable	(11,930)	39
Accrued liabilities and other	(14,576)	(5,199)
Deferred revenue	(184)	(1,513)

Net cash provided by operating activities	39,048	47,564

INVESTING ACTIVITIES:
Purchase of property and software	(12,728)	(11,573)
Capitalization of software development costs	—	(236)
Purchase of property and equipment for data center facility	(4,100)	(526)
Purchase of investments-Available for sale	—	(99,527)
Proceeds from sales and maturities of investments — Available for sale	75,658	175,574
Proceeds from sale of long-lived assets	22,157	—
Purchase of other investments, net	224	(227)
Change in other assets	(9,823)	(4,902)

Net cash provided by investing activities	71,388	58,583

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	6,000	—
Principal payments on revolving credit facility	(88,000)	—
Principal payments under capital lease and other long-term obligations	(634)	(361)
Proceeds from exercise of stock options	6,567	620
Excess tax benefit from equity-based compensation	2,399	521
Purchase of treasury stock	—	(100,000)
Proceeds from associates stock purchase plan	1,603	1,530
Proceeds from data center facility credit line	7,813	643

Net cash used in financing activities	(64,252)	(97,047)

Effect of exchange rate changes on cash and cash equivalents	216	426

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,400	9,526
CASH AND CASH EQUIVALENTS:
Beginning of period	55,974	173,083

End of period	$102,374	$182,609

See Notes to the Interim Unaudited Consolidated Financial Statements

CHECKFREE CORPORATION
NOTES TO THE INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unaudited Interim Financial Information
     Our unaudited consolidated financial statements and notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”), are prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all of the information and disclosures required by generally accepted accounting principles in the United States of America for interim financial reporting. Our results of operations for the three months ended September 30, 2007 and 2006, are not necessarily indicative of our projected results for the full year.
     Please read our consolidated financial statements in this Form 10-Q in conjunction with our consolidated financial statements, our significant accounting policies and our notes to the consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2007, which we filed with the SEC on August 24, 2007. In our opinion, our accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair representation of our financial results for the presented interim periods.
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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to beginning retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2009, and we are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.
2. Investments
     Our investments consist of the following (in thousands):

	September 30,	June 30,
	2007	2007
Available-for-sale	$183,264	$217,776
Other investments	4,312	4,539
Restricted cash	464	461
Less: amounts classified as cash equivalents	(76,898)	(36,233)

Total investments	$111,142	$186,543

     The fair value of our available-for-sale securities is based on quoted market values or estimates from independent pricing services. We classify, in our consolidated balance sheet, our investments based on their expected maturities rather than contractual maturities. We classify auction rate preferred and debt instruments as available-for-sale rather than as cash and cash equivalents in our consolidated balance sheet. As of September 30,

2007 and June 30, 2007, we had approximately $46.0 million and $111.4 million in auction rate securities, respectively.
     In the three month periods ended September 30, 2007 and 2006, available-for-sale investments matured in the amount of $75.7 million and $175.6 million respectively. We incurred no gross gains or losses on these sales during the three month periods ended September 30, 2007 and 2006, respectively.
3. Goodwill and Other Intangible Assets
     As of September 30, 2007, our only non-amortizing intangible asset is goodwill. The changes in the carrying value of goodwill by segment from June 30, 2007, to September 30, 2007, were as follows (in thousands):

	Electronic		Investment
	Commerce	Software	Services	Total
Balance as of June 30, 2007	$847,676	$140,860	$38,976	$1,027,512
Purchase price adjustments	(3,210)	1,637	(5,504)	(7,077)
Foreign currency adjustment	—	550	—	550

Balance as of September 30, 2007	$844,466	$143,047	$33,472	$1,020,985

The majority of the above purchase price adjustments are reallocations between our goodwill and intangible accounts. These changes occurred as we continued our valuations of our acquisitions of Upstream Technologies, LLC, Corillian Corporation, and Carreker Corporation all of which occurred in the fourth quarter of our fiscal year ended June 30, 2007.
     The components of our various amortized intangible assets are as follows (in thousands):

	September 30,	June 30,
	2007	2007
Capitalized software:
Product technology from acquisitions and strategic agreement	$168,022	$167,458
Internal development costs	34,774	34,773

Total	202,796	202,231
Less: accumulated amortization	199,530	198,563

Capitalized software, net	$3,266	$3,668

Strategic agreements:
Strategic agreements (1)	$744,423	$744,423
Less: accumulated amortization	669,596	663,360

Strategic agreements, net	$74,827	$81,063

Other intangible assets:
Tradenames	$54,611	$54,937
Customer base	154,650	151,868
Current technology	45,895	43,662
Money transfer licenses	1,700	1,700
Convenants not to compete	5,888	5,828

Total	262,744	257,995
Less: accumulated amortization	120,675	117,191

Other intangible assets, net	$142,069	$140,804

(1)	Strategic agreements primarily include certain entity-level covenants not to compete.

     For the three month periods ended September 30, 2007 and 2006, amortization of intangible assets totaled $14.1 million and $11.6 million, respectively.
4. Reorganization Charges
     During our fiscal year 2007, we made three acquisitions. We are committed to a plan of integration of certain activities with these acquisitions. These activities are accounted for in accordance with EITF 95-3, “Reorganization of Liabilities in Connection with a Purchase Business Combination.” These activities include primarily employee severance and related costs. In connection with those acquisitions, we accrued reorganization charges totaling approximately $10.3 million in fiscal year 2007. A charge of $6.1 million was recorded in our fiscal year 2007 Statement of Income as a result of severance and related costs associated with termination of a number of our associates in connection with our integration plans. The balance of the costs was included in the determination of the purchase price as it related to the acquired companies’ associates.
     A summary of activity in the accrual related to our integration and reorganization activities is as follows: (in thousands):

Severance
and Other
Employee
Costs
Balance as of June 30, 2007	$6,918
Reorganization charges, fiscal year 2008	1,440
Cash payments, fiscal year 2008	(4,262)

Balance as of September 30, 2007	$4,096

5. Sale-Leaseback
     On August 20, 2007, we sold our Dublin, Ohio facility for $22.2 million. Simultaneously, we entered into a twelve-year lease with the facility’s new owner. The lease on the facility qualifies as an operating lease. The gain on the transaction was $7.5 million. The profit on the sale is less than the present value of the minimum lease payments over the lease term and therefore the entire amount of the gain was deferred and will be recognized ratably over the lease term as a reduction in rent expense. Of this amount, approximately $52,000 was recognized in the first quarter of fiscal year 2008.
     The obligations for future minimum lease payments as of September 30, 2007 and the amortization of the remaining deferred gain are (in thousands):

Fiscal	Minimum	Deferred Gain	Net Rental
Year	Lease Payments	Amortization	Expense
2008	$1,493	$(523)	$970
2009	$1,792	$(628)	$1,164
2010	$1,792	$(628)	$1,164
2011	$1,792	$(628)	$1,164
2012	$1,792	$(628)	$1,164
Thereafter	$12,840	$(4,500)	$8,340
6. Common Stock
     On August 1 and November 6, 2006, we announced that our board of directors had approved separate stock repurchase programs under which for each program we could repurchase up to $100.0 million of our common stock through August 1, 2007. During the quarters ended September 30, 2006 and December 31, 2006, we repurchased a total of 2,637,747 and 1,273,807 shares of common stock for aggregate prices of $100.0 million and $50.0 million, respectively. The repurchased shares were immediately retired and cancelled.
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
     In November 2002, our stockholders approved the 2002 Stock Incentive Plan (the “2002 Plan”). Under the provisions of the 2002 Plan, we have the ability to grant incentive or non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance units or performance shares for not more than 6,000,000 shares of common stock (such shares to be supplied from the 12,000,000 shares approved for the 1995 Stock Option Plan (the “1995 Plan”)) to certain of our key employees, officers and non-employee directors. The terms of the options, SARs, restricted stock, performance units or performance shares granted under the 2002 Plan are determined by a committee of our Board of Directors, however, in the event of a change in control as defined in the 2002 Plan, they shall become immediately exercisable. At September 30, 2007, there were 2,592,599 additional shares available for grant under the 2002 Plan.
     In the event that shares purchased through the exercise of incentive stock options are sold within one year of exercise, we are entitled to a tax deduction. The tax benefit of the deduction is not reflected in our consolidated statements of operations but is reflected as an increase in additional paid-in capital.
     As of September 30, 2007, we have three types of share-based payment arrangements with our associates; stock options, restricted stock and associate stock purchase plan.
     Stock Options
     The following table summarizes the activity of stock options under our 1995 and 2002 Plans, from July 1, 2007 to September 30, 2007:

		Weighted Average		Aggregate
	Number of	Remaining	Weighted Average	Intrinsic
	Options	Contractual Term	Exercise Price	Value
Outstanding - Beginning of year	2,937,117		$31.78
Granted	—		$—
Exercised	(240,386)		$27.06	$2,219,000
Cancelled	(12,974)		$41.15

Outstanding - End of period	2,683,757	4.3 years	$32.26	$38,595,000

Options exercisable at end of period	2,478,268	4.3 years	$31.93	$36,215,000

Options vested and expected to vest at end of period	2,665,882	4.3 years	$32.06	$28,462,000
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We did not have any options granted during the three month period ended September 30, 2007.
     In the three months ended September 30, 2007 and 2006, we recognized equity-based compensation expense of approximately $0.6 million and $1.2 million related to the vesting of stock options. As of September 30, 2007, we had approximately $2.9 million of unrecognized compensation related to non-vested stock options, which we will record in our statement of operations over a weighted average recognition period of approximately 2 years.

     Restricted Stock
     The following table summarizes the activity of restricted stock under our 2002 Plan, from July 1, 2007 to September 30, 2007:

	Number of	Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding - Beginning of year	797,383	$34.84
Granted	331,017	$45.11
Vested	(231,856)	$25.53
Cancelled	(5,653)	$38.57

Outstanding - End of period	890,891	$41.06

     In the three months ended September 30, 2007 and 2006, we recognized equity-based compensation expense of approximately $2.2 million and $2.3 million, related to the vesting of shares of restricted stock. As of September 30, 2007, we had approximately $20.2 million of unrecognized compensation related to non-vested shares of restricted stock which we will record in our statement of operations over a weighted average recognition period of approximately five years.
8. Earnings Per Share
     The following table sets forth the calculation of basic and diluted earnings per share in accordance with SFAS 128 (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2007			September 30, 2006
		Weighted Average	Earnings		Weighted Average	Earnings
	Net Income	Shares	Per	Net Income	Shares	Per
	(Numerator)	(Denominator)	Share	(Numerator)	(Denominator)	Share
Basic EPS	$29,847	88,231	$0.34	$31,217	89,962	$0.35

Effect of dilutive securities:
Options and warrants	—	1,725		—	2,637

Diluted EPS	$29,847	89,956	$0.33	$31,217	92,599	$0.34

     The weighted-average diluted common shares outstanding for the three month periods ended September 30, 2007 and 2006 excludes the effect of approximately 0.4 million and 0.8 million out-of-the-money options and warrants, respectively, as their effect would be anti-dilutive.
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

	Three Months Ended
	September 30,
	2007	2006
Net income	$29,847	$31,217
Other comprehensive income (loss):
Foreign currency translation adjustments	580	(1)
Unrealized holding gains on investments, net of tax	482	779

Comprehensive income	$30,909	$31,995

10. Supplemental Disclosure of Cash Flow Information (in thousands)

	Three Months Ended
	September 30,
	2007	2006
Interest paid	$969	$51

Income taxes paid	$15,094	$727

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and other long-term asset additions	$—	$4,671

Additions under data center facility	$7,813	$7,203

Stock funding of 401(k) match	$—	$4,054

Stock funding of Associate Stock Purchase Plan	$2,070	$2,236

11. Business Segments
     We operate in three business segments — Electronic Commerce, Investment Services, and Software, along with a Corporate segment. These reportable segments are strategic business units through which we offer different products and services. We evaluate the performance of our segments based on their respective revenues and operating income (loss). Segment operating income (loss) includes the impact of purchase accounting on deferred revenue and excludes purchase accounting amortization, costs associated with mergers and acquisitions, and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy beginning July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants.
     The following sets forth certain financial information attributable to our business segments for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Electronic Commerce, gross	$214,216	$171,029
Impact of purchase accounting on deferred revenue	(7,425)	—

Electronic Commerce, net	206,791	171,029
Software, gross	47,567	27,968
Impact of purchase accounting on deferred revenue	(4,361)	—

Software, net	43,206	27,968
Investment Services	34,667	29,622

Total	$284,664	$228,619

Segment income from operations:
Electronic Commerce	$74,053	$59,680
Software	5,988	6,354
Investment Services	9,930	5,528
Corporate	(9,973)	(11,688)
Purchase accounting amortization	(13,727)	(10,967)
Impact of purchase accounting on deferred revenue	(11,786)	—
Impact of SFAS 123(R)	(137)	(704)
Costs associated with mergers and acquisitions	(5,343)	—

Income from operations	$49,005	$48,203

12. Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007. As a result of the implementation of FIN 48, we recorded approximately $16.0 million as a reduction in our opening accumulated deficit. Our total gross balance of unrecognized tax benefits as of July 1, 2007 was approximately $21.0 million. Of this total, $19.8 million (which reflects federal benefits of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact our effective tax rate.
     We recognize interest and penalties accrued related to unrecognized tax benefits as a component of our income tax provision. As of July 1, 2007, we had approximately $5.2 million accrued for the payment of interest and penalties, which does not include the federal tax benefit of interest deductions, where applicable.
     We file income tax returns in the U.S. federal and various state, local and foreign jurisdictions, and with few exceptions, are no longer subject to examinations by tax authorities in these jurisdictions for years prior to fiscal year ended June 30, 2004. The Internal Revenue Service (“IRS”) has completed its audit of the income tax returns for the fiscal years ended June 30, 2004 and 2005. No significant adjustments were made as a result of the fiscal year June 30, 2004 examination. The IRS has issued a proposed assessment of approximately $15.4 million for the fiscal year ended June 30, 2005 examination related to a strategic transaction we entered into in fiscal year 1999; we are pursuing an IRS Appeal related to this issue and it is not expected that a settlement with the IRS will be reached within the next 12 months.
     It is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months, upon issuance of the IRS’s final examination report for the fiscal year ended June 30, 2005.
13. Pending Acquisition
     On August 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Fiserv, Inc. (“Fiserv”) will acquire all of our outstanding shares of common stock for $48.00 per share in cash. Fiserv is a publicly traded Nasdaq company headquartered in Brookfield, Wisconsin and is a provider of technology solutions. On October 15, 2007, we were notified that the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with Fiserv, Inc.’s pending acquisition of our company. On October 23, 2007, at a special stockholders meeting, our stockholders adopted the Merger Agreement with the affirmative vote of approximately 78.96% of the shares entitled to vote at the stockholders meeting. We expect the acquisition to close by December 31, 2007, subject to the receipt of other required regulatory approvals and customary closing conditions.

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
     We operate our business through three independent but inter-related divisions:
•	Electronic Commerce;

•	Investment Services; and

•	Software.
     Our Electronic Commerce Division products enable consumers to:
•	review bank accounts,

•	receive and pay bills over the Internet, and

•	pay billers directly through biller-direct sites, by telephone or through our walk-in retail agent network.
For the quarter ended September 30, 2007, we processed more than 351 million payment transactions and delivered approximately 64 million electronic bills (“e-bills”). For the year ended June 30, 2007, we processed more than 1.3 billion payment transactions and delivered approximately 226 million e-bills. The number of transactions we process and the number of e-bills we deliver each year continue to grow. Our Electronic Commerce Division accounted for approximately 73% of our consolidated revenues in the quarter ended September 30, 2007.
     Through our Software Division, we provide software, maintenance, support and consulting services, through four product lines. These product lines are global treasury, reconciliation and exception management, transaction process management, and electronic billing. Our Software Division operates both domestically and internationally, and accounted for approximately 15% of our consolidated revenues in the quarter ended September 30, 2007.
     Through our Investment Services Division, we provide a range of portfolio management services to help financial institutions, including broker dealers, money managers and investment advisors. As of September 30, 2007, our clients used the CheckFree APLSM portfolio management system (“CheckFree APL”) to manage nearly 2.8 million portfolios. Our Investment Services Division accounted for approximately 12% of our consolidated revenues in the quarter ended September 30, 2007.
Executive Summary
     On August 2, 2007, we entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Fiserv, Inc. (“Fiserv”) will acquire all of our outstanding shares of common stock for $48.00 per share in cash. Fiserv is a publicly traded Nasdaq company headquartered in Brookfield, Wisconsin and is a provider of technology solutions. On October 15, 2007, we were notified that the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with Fiserv, Inc.’s pending acquisition of our company. On October 23, 2007, at a special stockholders meeting, our stockholders adopted the Merger Agreement with the affirmative vote of approximately 78.96% of the shares entitled to vote at the stockholders meeting. We expect the acquisition to close by December 31, 2007, subject to the receipt of other required regulatory approvals and customary closing conditions.

     Recent acquisitions have had an impact on our results between the quarters ended September 30, 2006 and September 30, 2007:
•	Our acquisition of Corillian Corporation (“Corillian”) for $245 million in cash in May 2007;

•	Our acquisition of Carreker Corporation (“Carreker”) for $206 million in cash in April 2007; and

•	Our acquisition of substantially all of the assets of Upstream Technologies LLC (“Upstream”) for $28 million in cash in May 2007;
     Due to growth in all of our business segments, including the positive impact of the acquisitions identified above, our consolidated revenue grew by more than 24% from the quarter ended September 30, 2006, to the quarter ended September 30, 2007. We earned income from operations of $49.0 million in the quarter ended September 30, 2007, an increase of about 2% over the $48.2 million earned during the same period of the prior year. Excluding the impact of acquisition and integration costs of $5.3 million in the quarter ended September 30, 2007, income from operations would have increased by 12%. We generated $33.9 million of free cash flow for the quarter ended September 30, 2007, compared to $37.1 million for the quarter ended September 30, 2006. We define free cash flow as net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements and plus the impact of an operating account conversion. See “Use of Non-GAAP Financial Information” in this Management’s Discussion and Analysis for further discussion of this measure.
     Revenue in our Electronic Commerce Division of $206.8 million in the quarter ended September 30, 2007, represents growth of 21% over the same period in the prior year. The Corillian electronic banking business and the Carreker revenue enhancement (“RevE”) consulting practice combined to provide nearly 14% of our quarter over quarter growth, before the impact of purchase accounting on their related deferred revenues. The remainder of Electronic Commerce revenue growth was driven primarily by 13% growth in total payment transactions processed and 23% growth in the volume of e-bills we delivered.
     Successful efforts to improve efficiency and quality have resulted in lower cost per transaction, allowing us to share scale efficiencies with our customers through volume-based pricing discounts. When combined with relatively lower margins within the aforementioned businesses we acquired from Corillian and Carreker, our operating margin within Electronic Commerce has remained fairly steady at nearly 35%. See “Segment Information” below for a presentation of financial information by segment, including a discussion of segment operating margin.
     Revenue in our Software Division of $43.2 million for the quarter ended September 30, 2007, represents growth of nearly 55% over the same period of the prior year due to our acquisition of Carreker. Quarter-over-quarter revenue in our legacy Software businesses remained relatively flat during our seasonally low first quarter of the fiscal year in both periods. Relatively low Carreker operating margins resulted in a decline in our overall operating margin in Software from nearly 23% for the quarter ended September 30, 2006 to nearly 13% for the quarter ended September 30, 2007.
     Revenue in our Investment Services Division of $34.7 million for the quarter ended September 30, 2007, represents growth of 17% over the same period last year. We generated 20% quarter-over-quarter growth in portfolios managed to nearly 2.8 million as of September 30, 2007, from more than 2.3 million for the same period in the previous year, despite the expected loss of 0.1 million low priced reporting accounts in the quarter ended March 31, 2007. We continue to invest in the rewrite of our CheckFree APL operating system. We expect this investment to provide us the opportunity to expand our services into the rapidly growing separately managed accounts (“SMA” and “SMAs”) market. In May 2007, we purchased substantially all of the assets of Upstream, which provided nominal incremental revenue and operating income in the quarter ended September 30, 2007. Although we had an unusually large contract in the September 2007 quarter that temporarily raised our operating margin to 29%, with steady underlying portfolio growth, we expect our operating margin in Investment Services to remain around the upper teens to lower twenty percent range until we complete our system rewrite and the related migration of our customer base to the new operating platform.

     The following table sets forth as percentages of total revenues, consolidated statements of operations data:

	Three Months Ended
	September 30,
	2007	2006
Total revenues	100.0%	100.0%
Expenses:
Cost of processing, servicing and support	41.5	40.6
Research and development	11.2	11.7
Sales and marketing	9.8	9.3
General and administrative	10.8	7.8
Depreciation and amortization	9.5	9.5

Total expenses	82.8	78.9

Income from operations	17.2	21.1
Equity in net loss of joint venture	(0.2)	(0.2)
Interest income (expense), net	(0.2)	1.4

Income before income taxes	16.8	22.3
Income tax expense	6.3	8.7

Net income	10.5%	13.6%

Results of Operations
     The following table sets forth our consolidated revenues for the quarters ended September 30, 2007 and 2006, respectively:
Total Revenues (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$284,664	$228,619	$56,045	24.5%
     Our growth in total revenues of 24.5% was driven by 21% growth in our Electronic Commerce business, nearly 55% growth in our Software business and 17% growth in our Investment Services business.
     Quarter-over-quarter growth in Electronic Commerce revenue has been driven primarily by the RevE consulting practice from our acquisition of Carreker in April 2007 and the Corillian electronic banking business acquired in May 2007. On a combined basis the acquisitions accounted for approximately 14% of our quarter-over-quarter revenue growth within Electronic Commerce. The remainder of our revenue growth in Electronic Commerce was driven primarily by growth in payment transactions processed and the volume of e-bills we delivered.
     Total transactions processed grew by nearly 13%, from 311.7 million for the quarter ended September 30, 2006 to 351.6 million for the quarter ended September 30, 2007, composed of approximately 20% growth in consumer service provider (“CSP”) based transactions and a decline of approximately 9% in non-CSP based transactions. Revenue growth from CSP based payment transaction growth was offset by tier-based volume pricing discounts which resulted in a $0.04 quarter-over-quarter decrease in average revenue per CSP transaction. Growth in relatively high-priced phone-based payments in our non-CSP category was more than offset by a decline in walk-in payments where our customers have been shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.08 quarter-over-quarter increase in average revenue per non-CSP transaction. We delivered 63.9 million e-bills during the quarter ended September 30, 2007, representing growth of 23% over the 51.8 million e-bills delivered in the same period of the prior year. Although revenue per e-bill had remained relatively consistent at $0.16 over the past few years, during the second half of fiscal 2007, revenue per e-bill increased to $0.17 due to our decision to reduce the delivery of screen scraped bills that generated no revenue.

     Growth in Software revenue was due to our acquisition of Carreker in April 2007. The September quarter is our seasonally lowest period within our legacy software businesses, which reported relatively flat quarter-over-quarter revenue.
     Quarter-over-quarter revenue growth within Investment Services was primarily due to a 20% increase in portfolios managed, from more than 2.3 million as of September 30, 2006 to nearly 2.8 million as of September 30, 2007. We continue to provide incentives for our customers to sign multi-year contracts and continue to experience a business mix shift to lower priced services, both of which have resulted in a modest reduction to our revenue per average portfolio managed. Our acquisition of Upstream in May 2007 had only nominal impact on our revenue growth.
     The following tables set forth comparative revenues, by type, for the quarters ended September 30, 2007 and 2006, respectfully.
Processing and Servicing Revenue (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$218,114	$195,478	$22,636	11.6%
     We earn processing and servicing revenue in both our Electronic Commerce and our Investment Services businesses. Quarter over quarter revenue growth was driven primarily by growth in payment transactions processed and e-bills delivered within Electronic Commerce as well as portfolio growth within Investment Services. Total payment transactions increased by nearly 13%, from 311.7 million for the quarter ended September 30, 2006 to 351.6 million for the quarter ended September 30, 2007, composed of approximately 20% growth in CSP based transactions and a decline of approximately 9% in non-CSP based transactions. Revenue growth from CSP based payment transaction growth was offset by tier-based volume pricing discounts which resulted in a $0.04 quarter over quarter decrease in average revenue per CSP transaction. Growth in relatively high-priced phone-based payments in our non-CSP category was more than offset by a decline in walk-in payments where our customers have been shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.08 quarter over quarter increase in average revenue per non-CSP transaction. We delivered 63.9 million e-bills during the quarter ended September 30, 2007, representing growth of 23% over the 51.8 million e-bills delivered in the same period of the prior year. In our Investment Services business, we experienced approximately 20% growth in portfolios managed, from more than 2.3 million as of September 30, 2006, to nearly 2.8 million as of September 30, 2007. Finally, incremental revenue from our acquisitions of Corillian and Upstream in the quarter ended June 30, 2007 provided approximately 2% of our quarter over quarter growth in processing and servicing revenue.
License Fee Revenue (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$15,412	$9,074	$6,338	69.8%
     License revenue has traditionally been derived almost exclusively from product sales within our Software Division. However, with our May 2007 acquisition of Corillian, we have begun to reflect license revenue in our Electronic Commerce Division. Our April 2007 acquisition of Carreker also provided license fee revenue. On a combined basis, approximately two-thirds of our quarter-over-quarter growth in license fee revenue resulted from the Carreker and Corillian acquisitions. The first fiscal quarter is a seasonally slow period in our core software businesses which provided the remaining growth.

Maintenance Fee Revenue (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$21,988	$11,530	$10,458	90.7%
     Maintenance fees, which represent annually renewable product support for our software customers, primarily relate to our Software Division, and tend to grow with incremental license sales from previous periods. Our traditional maintenance base continues to grow as a result of recent license sales, high annual customer retention, and moderate price increases across all of our Software businesses. However, on a combined basis, approximately 85% of our quarter-over-quarter growth in maintenance fee revenue resulted from our acquisitions of Carreker and Corillian in the quarter ended June 30, 2007. We recognize maintenance fees ratably over the term of the related contractual support period. Based on the nature of maintenance fees, we would expect minimal future growth without continued incremental license sales.
Professional Fee Revenue (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$29,150	$12,537	$16,613	132.5%
     Professional fee revenue consists primarily of consulting and implementation fees across all three of our divisions. Our expanded product lines over the past several years, including our acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007, have provided us additional opportunities to offer services to our customers. On a combined basis, the addition of Carreker, Corillian and Upstream provided quarter-over-quarter growth in professional fee revenue of approximately 139%. An unusually large consulting engagement in our Software Division in the prior year resulted in a quarter-over-quarter decline in our legacy professional service fee revenue. Professional fees are typically project oriented and they tend to fluctuate from period to period.
Cost of Processing, Servicing and Support (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended	$118,237	41.5%	$92,849	40.6%
     On a combined basis, approximately 85% of the dollar growth in cost of processing, servicing and support is due to our acquisitions of Carreker and Corillian in the quarter ended June 30, 2007. Cost of processing, servicing and support, as a percentage of revenue, has increased by nearly 1% on a quarter-over-quarter basis due primarily to the lower gross margins of the consulting services and customer support components of Carreker and Corillian, offsetting cost efficiency gains in our legacy businesses. In both Electronic Commerce and Investment Services, we continue to focus investment on additional efficiency and quality improvement within our customer care processes and our information technology infrastructure, and are leveraging a significantly fixed cost infrastructure to drive improvement in cost per transaction processed and cost per portfolio managed. Within Electronic Commerce, our electronic payment rate is currently 84%. Electronic payments carry a significantly lower variable cost per unit than paper-based payments and are far less likely to result in a costly customer care claim. With our current mix of businesses within Electronic Commerce, it is difficult to raise the electronic rate above the 84% level as it takes an increasing number of relatively small merchants to sign up for electronic payment receipt to improve the ratio by a single percentage point. Also, a portion of the pay by phone transactions are credit card payments, carrying interchange fees, which place negative pressure on gross margins for that part of our business. Relatively high growth in credit card payments in the future could place downward pressure on the gains we expect from continued

Six Sigma-based process improvements within our Electronic Commerce business. Looking forward, we expect some near-term pressure on our gross margin as we invest in resources to support our data center and high-availability disaster recovery efforts. These efforts began in earnest in the quarter ended June 30, 2006, and we expect continued investment in this area well into fiscal 2008.
Research and Development (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended	$31,975	11.2%	$26,738	11.7%
     We continue to invest in product enhancement and productivity improvement initiatives in all of our core businesses, including the rewrite of our operating system within Investment Services, named CheckFree EPLSM (Enhanced Portfolio Lifecycle). Testing of EPL is ongoing, and we are scheduled to begin initial customer migrations in the next few months. Incremental research and development costs from our acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007, exceeded our quarter-over-quarter decline in research and development, as lower costs in our Software Division resulted from the timing of certain software development projects.
Sales and Marketing (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended	$27,869	9.8%	$21,275	9.3%
     Nearly all of the quarter over quarter increase in sales and marketing expense is the combined result of our acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007. Sales and marketing costs as a percentage of revenue within both Carreker and Corillian are higher than our legacy businesses, but are consistent with a software business model that supports a direct sales force and incurs variable sales commissions on product sales.
General and Administrative (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended	$30,710	10.8%	$17,749	7.8%
     Our pending merger with Fiserv and our recent acquisitions of Carreker, Corillian and Upstream have resulted in approximately $5.3 million of merger related fees and integration costs in the quarter ended September 30, 2007. Additionally, although acquisition related synergy actions were announced in the quarter ended June 30, 2007, certain of the associates within general and administrative areas will remain well into the current fiscal year to ensure an effective migration of internal systems. Absent these merger related costs and carryover costs, we have largely been able to leverage our general and administrative costs.

Depreciation and Amortization (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended	$26,868	9.5%	$21,805	9.5%
     Depreciation and amortization expense resulting from the purchase of operating fixed assets and capitalized software development costs increased to $13.1 million for the quarter ended September 30, 2007, from $10.8 million for the quarter ended September 30, 2006, due primarily to fixed asset additions resulting from the acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007. The remainder of our depreciation and amortization expense represents purchase accounting amortization, which has also increased due to the aforementioned acquisitions. Over the past six quarters we have capitalized approximately $47.9 million in property, plant and equipment related to construction-in-progress for the addition of a data center facility. We expect a fairly substantial increase in depreciation expense as the data center becomes operational, which is expected to happen during the quarter ending December 31, 2007.
Equity in Net Loss of Joint Venture (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended	$(423)	-0.2%	$(458)	-0.2%
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
Net Interest Income (Expense) (000’s)

	September 30,
	2007		2006
		%		%
	$	Revenue	$	Revenue
Quarter ended:
Interest income	$2,121		$3,581
Interest expense	(2,795)		(287)

Net interest income (expense)	$(674)	-0.2%	$3,294	1.4%

     Cash flow provided by operating activities during the year ended June 30, 2007 was used to fund a $150 million share repurchase program and a significant portion of our acquisitions of Carreker, Corillian and Upstream. The related decline in quarter-over-quarter average invested assets resulted in lower interest income. The remainder of our acquisition funding was provided through draws against our revolving credit facility in the quarter ended June 30, 2007. As of September 30, 2007, the outstanding balance on the revolving credit facility was approximately $122 million, down from $204 million as of June 30, 2007. The increase in interest expense is due primarily to the debt service on the revolving credit facility. Our data center financing agreement accumulated a balance of $47.9 million as of September 30, 2007; however, construction period interest expense related to the data center credit facility has been capitalized to construction-in-progress and interest expense from this credit facility will not impact our income statement until the data center is placed in service, which is expected to happen during the quarter ending December 31, 2007.
Income Tax Expense (000’s)

	September 30,
	2007		2006
		Effective		Effective
	$	Rate	$	Rate
Quarter ended	$18,061	37.7%	$19,822	38.8%
     Our overall blended statutory rate (federal, state and foreign combined) approached 38.5%. Our effective rate of 37.7% and 38.8% for the quarters ended September 30, 2007 and 2006, respectively, differs from our blended statutory rate due to tax free municipal interest income earned on our investment portfolio, earned research and development tax credits and differing income tax rates in the various tax jurisdictions in which we operate, net of certain valuation allowances against net operating losses in certain tax jurisdictions that we do not anticipate using in the future.
     We adopted the provisions of FIN 48 effective July 1, 2007; however, the adoption of FIN 48 had no material impact on our quarterly operating results or effective tax rate for the three months ended September 30, 2007.
Segment Information
     We evaluate the performance of our segments based on total revenues and operating income (loss) of the respective segments. Segment operating income (loss) includes purchase accounting amortization related to various business and asset acquisitions, the impact of purchase accounting on deferred revenue, costs associated with mergers and acquisitions, and the SFAS 123(R) equity-based compensation expense related to stock options granted before the implementation of our current incentive compensation philosophy beginning July 1, 2004, which significantly reduces overall participation and focuses on restricted stock awards with limited stock option grants.
     The following sets forth certain financial information attributable to our business segments for the quarters ended September 30, 2007 and 2006 (in thousands) in accordance with Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q and SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”:

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Electronic Commerce, gross	$214,216	$171,029
Impact of purchase accounting on deferred revenue	(7,425)	—

Electronic Commerce, net	206,791	171,029

Software, gross	47,567	27,968
Impact of purchase accounting on deferred revenue	(4,361)	—

Software, net	43,206	27,968

Investment Services	34,667	29,622

Total Revenue	$284,664	$228,619

Income from operations before other income and expenses:
Segment operating income (loss):
Electronic Commerce	$74,053	$59,680
Software	5,988	6,354
Investment Services	9,930	5,528
Corporate	(9,973)	(11,688)
Purchase accounting amortization	(13,727)	(10,967)
Impact of purchase accounting on deferred revenue	(11,786)	—
SFAS 123 (R) — Stock options issued before July 1, 2004 (1)	(137)	(704)
Costs associated with mergers and acquisitions	(5,343)	—

Income from operations before other income and expenses	$49,005	$48,203

(1)	At the beginning of our fiscal year 2005, we implemented a new long-term incentive compensation philosophy, which significantly reduced overall participation and focused on restricted stock with limited stock options. As a result, we recorded the cost of restricted stock throughout our fiscal year 2005. In fiscal year 2006, we adopted SFAS 123(R), and are consequently recording all long-term incentive grants, both restricted stock and stock options, as an expense in our consolidated statement of operations. The adjustment for SFAS 123(R) represents the charge associated with the current vesting of options that were unvested as of July 1, 2004 under our previous compensation philosophy, which were originally accounted for utilizing APB 25.
Electronic Commerce Revenues — Gross (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$214,216	$171,029	$43,187	25.3%
     Quarter-over-quarter growth in Electronic Commerce revenue was been driven primarily by the RevE consulting practice from our acquisition of Carreker in April 2007 and the Corillian electronic banking business acquired in May 2007. On a combined basis the acquisitions accounted for approximately 16% of our quarter over quarter gross revenue growth within Electronic Commerce. The remainder of our growth was driven primarily by growth in payment transactions processed and the volume of e-bills we delivered.
     The following tables provide an historical trend of revenue, payment transaction metrics, e-bill delivery metrics and subscriber metrics for our Electronic Commerce business over the periods presented.

	Three Months Ended
	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
	(in millions, except revenue per transaction and revenue
	per e-bill delivered)
Transactions
CSP:
Revenue (1)	$125.3	$123.8	$122.5	$116.8	$114.2
Revenue per transaction	$0.44	$0.45	$0.45	$0.46	$0.48
Transactions processed	282.4	275.3	269.6	251.5	235.7

Non CSP:
Revenue	$38.6	$38.6	$39.6	$38.3	$36.2
Revenue per transaction	$0.56	$0.57	$0.56	$0.54	$0.48
Transactions processed	69.2	68.3	71.2	70.5	76.0

Total Transactions
Revenue	$163.9	$162.4	$162.1	$155.1	$150.4
Transactions processed	351.6	343.6	340.9	322.0	311.7

e-bill Delivery
Revenue	$10.8	$10.4	$9.8	$8.7	$8.5
Revenue per e-bill delivered	$0.17	$0.17	$0.17	$0.16	$0.16
e-bills delivered	63.9	60.5	58.7	54.9	51.8

Other Electronic Commerce (2)
Revenue	$39.5	$31.8	$12.8	$12.6	$12.1

(1)	CSP Revenue excludes the impact of warrants issued to a customer

(2)	“Other Electronic Commerce” includes our Health & Fitness products and ancillary revenue sources such as implementation and consulting services. Beginning in the quarter ended June 30, 2007, it also includes all electronic banking revenue resulting from our acquisition of Corillian on May 15, 2007 and the revenue enhancement consulting services (RevE) from our acquisition of Carreker in April 2007.
     Total transactions processed grew by nearly 13%, from 311.7 million for the quarter ended September 30, 2006 to 351.6 million for the quarter ended September 30, 2007, composed of approximately 20% growth in CSP based transactions and a decline of approximately 9% in non-CSP based transactions. Revenue growth from CSP based payment transaction growth was offset by tier-based volume pricing discounts which resulted in a $0.04 quarter-over-quarter decrease in average revenue per CSP transaction. Growth in relatively high-priced phone-based payments in our non-CSP category was more than offset by a decline in walk-in payments where our customers have been shifting to a consumer fee-based pricing model, which provides us with fewer, but more profitable, transactions and a decline in payments made directly at biller websites. The change in the mix within the non-CSP area resulted in a $0.08 quarter-over-quarter increase in average revenue per non-CSP transaction.
     We delivered 63.9 million e-bills during the quarter ended September 30, 2007, representing growth of 23% over the 51.8 million e-bills delivered in the same period of the prior year. Although revenue per e-bill had remained relatively consistent at $0.16 over the past few years, during the second half of fiscal 2007, revenue per e-bill increased to $0.17 due to our decision to reduce the delivery of screen scraped bills that generated no revenue.
     The quarter-over-quarter increase in Other Electronic Commerce revenue is due primarily to the previously mentioned additions of our Corillian electronic banking business and the Carreker RevE consulting practice in addition to growth in our Health & Fitness business.

Electronic Commerce Operating Income (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$74,053	$59,680	$14,373	24.1%
     Based on gross revenues, our quarter-over-quarter operating margin has remained fairly consistent at nearly 35%. Our ongoing efforts to improve quality and efficiency in our operations, combined with a substantial electronic versus paper payment rate of 84% and our ability to leverage our fixed cost base, have resulted in a lower cost per transaction, and have offset volume-based pricing discounts inherent in our business. Relatively lower margin revenue added from our Corillian electronic banking business and the Carreker RevE consulting practice have had limited impact on our overall operating margin.
Software Revenues — Gross (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$47,567	$27,968	$19,599	70.1%
     Growth in Software revenue was due entirely to our acquisition of Carreker in April 2007. The first fiscal quarter is our seasonally lowest period within our traditional software businesses, which reported relatively flat quarter-over-quarter revenue.
Software Operating Income (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$5,988	$6,354	$(366)	-5.8%
     Our operating margin decreased from nearly 23% for the quarter ended September 30, 2006 to nearly 13% for the quarter ended September 30, 2007. The decline in margin is due primarily to the addition of relatively low margin revenue from Carreker.
Investment Services Revenues — Gross (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$34,667	$29,622	$5,045	17.0%
     Quarter-over-quarter revenue growth within Investment Services was primarily due to a 20% increase in portfolios managed, from more than 2.3 million as of September 30, 2006 to nearly 2.8 million as of September 30, 2007, and a large customer contract signed in the quarter ended September 30, 2007, which generated high margin license and service fee revenue. We continue to provide incentives for our customers to sign multi-year contracts and continue to experience a business mix shift to lower priced services, both of which have resulted in a modest reduction to our revenue per average portfolio managed. Because of the one time contract, we expect that our operating margin will drop back to the low 20% range for the remainder of fiscal 2008. Our acquisition of Upstream in May 2007 had only nominal impact on our quarter-over-quarter revenue growth and we remain cautiously optimistic about the opportunity for continued portfolio growth through fiscal 2008.

Investment Services Operating Income (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$9,930	$5,528	$4,402	79.6%
     Our operating margin in Investment Services has improved to 29% for the quarter ended September 30, 2007, from nearly 19% for the quarter ended September 30, 2006, due primarily to the execution of a large contract in the quarter ended September 30, 2007, that resulted in higher margin license and services revenue. We continue to incur significant spending on the enhanced operating system project, CheckFree EPL, and we continue to invest in resources designed to improve future operations quality. We expect to begin customer migrations to EPL in the next few months. Our acquisition of Upstream in May 2007 had a nominal impact on our quarter over quarter operating income and related operating margin.
Corporate Operating Loss (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$(9,973)	$(11,688)	$1,715	-14.7%
     The reduced loss during the quarter ended September 30, 2007 was due primarily to a one time state tax refund in the quarter ended September 30, 2007 and unusually high legal expenses incurred in the quarter ended September 30, 2006. Otherwise, we have been able to successfully leverage corporate costs during a period of both organic and acquisition related growth.
Purchase Accounting Amortization (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$13,727	$10,967	$2,760	25.2%
     Purchase accounting amortization represents amortization of intangible assets resulting from our various acquisitions and negatively impacts our operating income in our Electronic Commerce, Investment Services and Software segments. The quarter-over-quarter increase of $2.8 million is due to the amortization of intangible assets resulting from our acquisitions of Carreker, Corillian and Upstream in the quarter ended June 30, 2007.
Segment Level Purchase Accounting Amortization (000’s)

	September 30,		Change
	2007	2006	$	%
Electronic Commerce	$10,608	$9,627	$981
Software	2,419	484	1,935
Investment Services	700	856	(156)

Total	$13,727	$10,967	$2,760	25.2%

     Incremental purchase accounting amortization from our acquisition of Corillian is included in our Electronic Commerce Division. Incremental purchase accounting amortization from our acquisition of Carreker is included in our Software Division. Incremental purchase accounting amortization from our acquisition of Upstream is included in our Investment Services Division and the quarter-over-quarter decline is due to intangible assets from prior acquisitions that fully amortized during fiscal 2007.
Impact of Purchase Accounting on Deferred Revenue (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$11,786	$—	$11,786	—
     Accounting rules, in particular EITF 01-3 “Accounting in a Business Combination for Deferred Revenues of an Acquiree” and EITF 04-11 “Accounting in a Business Combination for Deferred Postcontract Customer Support Revenue of a Software Vendor,” required us to reduce the value of deferred revenue on certain Carreker and Corillian contracts that we assumed with no expected future performance obligations on the date of the acquisitions. While these acquisitions took place in the quarter ended June 30, 2007, our revenues during the quarter ended September 30, 2007 have been impacted by the reduced deferred revenue recorded in purchase accounting. We expect continued impact from these adjustments through fiscal year 2008. The impact will be greater early in the year and will decline as these contracts expire over the remainder of the fiscal year.
Segment Level Impact of Purchase Accounting on Deferred Revenue (000’s)

	September 30,		Change
	2007	2006	$	%
Electronic Commerce	$7,425	$—	$7,425
Software	4,361	—	4,361

Total	$11,786	$—	$11,786	—

     Deferred revenue adjustments from our acquisition of Corillian and the RevE consulting practice from Carreker impact our Electronic Commerce Division. Deferred revenue adjustments from our acquisition of Carreker, excluding RevE, impact our Software Division.
SFAS 123(R) — Options Issued Before July 1, 2004 (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$137	$704	$(567)	-80.5%
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

Segment Level Impact of SFAS 123(R)- Options Issued Before July 1, 2004 (000’s)

	September 30,		Change
	2007	2006	$	%
Electronic Commerce	$100	$512	$(412)
Software	6	31	(25)
Investment Services	14	72	(58)
Corporate	17	89	(72)

Total	$137	$704	$(567)	-80.5%

Acquisition and Integration Costs (000’s)

	September 30,		Change
	2007	2006	$	%
Quarter ended	$5,343	$—	$5,343	—
     We acquired Carreker Corporation in April 2007, Corillian Corporation in May 2007, and substantially all of the assets of Upstream Technologies LLC in May 2007. In August 2007, we announced that we entered into a Merger Agreement pursuant to which Fiserv will acquire all of our outstanding shares of common stock for $48.00 per share in cash. We expect the acquisition to close by December 31, 2007, subject to certain closing conditions, although there can be no assurance that the merger will be consummated in a timely manner, if at all. The $5.3 million of costs in the quarter ended September 30, 2007 represent a combination of fees primarily associated with the Fiserv transaction. Additionally, we have incurred incremental travel costs associated with integration activities of the previously mentioned acquisitions.
Cyclicality and Seasonality
     During the quarters ended June 30, 2006 and September 30, 2006, we experienced lower than expected sequential quarterly transaction growth within our Electronic Commerce business. By conducting a regression analysis of key transaction volume drivers on a large portion of our CSP customers for our last four fiscal years, we have learned that the sequence of long months and short months in a given quarter, the sequence of long or short months before and after a quarter end date and the mix of processing and non-processing days within the quarter affects sequential quarterly transaction growth; however, we expect no overall annual impact on transaction growth.
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

Liquidity and Capital Resources
     The following chart summarizes our consolidated statements of cash flows for the three-month periods ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$39,048	$47,564
Net cash provided by investing activities	71,388	58,583
Net cash (used in) financing activities	(64,252)	(97,047)
Effect of exchange rate changes	216	426

Net increase in cash and cash equivalents	$46,400	$9,526

     As of September 30, 2007, we had $168.8 million of cash, cash equivalents and short-term investments on hand, and an additional $44.8 million in long-term investments. Our balance sheet reflects a current ratio of 1.3 and working capital of $141.8 million. For the quarter ended September 30, 2007, we generated $39.0 million of net cash provided by operating activities.
     Our $206 million acquisition of Carreker closed on April 2, 2007, our $245 million acquisition of Corillian closed on May 15, 2007 and our $28 million purchase of substantially all of the assets of Upstream closed on May 31, 2007. While cash balances covered a substantial portion of the combined costs, throughout the quarter ended June 30, 2007, we utilized the revolving credit facility to finance a total of $334 million, paying down a substantial portion between the close of Carreker and Corillian. As of September 30, 2007, our credit facility had an outstanding balance of approximately $122 million, down from $204 million as of June 30, 2007, and which carried an interest rate of approximately 5.96%. The interest charged on the revolving credit facility fluctuates with changes in short-term interest rates.
     During the quarter ended September 30, 2007, we completed a sale-leaseback transaction related to a property we owned in Dublin, Ohio. Under the terms of the agreement, we received net proceeds of approximately $22 million from the sale and agreed to a 12-year lease of the facility. The proceeds were used during the quarter to pay down a portion of the previously mentioned credit facility. Cash flow from operating activities is usually the lowest in the first fiscal quarter, when we pay bonuses and commissions that we accrued for in the prior fiscal year. In addition, in the quarter ended September 30, 2007 we paid down a significant volume of our accounts payable, we paid approximately $4.3 million in integration costs that had been accrued in prior periods and our estimated tax payments increased on a quarter-over-quarter basis, resulting in a lower than normal level of cash flow from operating activities. We believe this to be primarily timing in nature and do not expect it to carry forward for the remainder of the year.
     From an investing perspective, we were provided with $71.4 million of cash during the quarter ended September 30, 2007. We received $75.8 million in cash from the net purchases and sales of investments and $22.2 million for the sale of our Dublin facility as part of a sale-leaseback transaction during the quarter. We used $16.8 million for capital expenditures and $9.8 million for the change in other assets.
     From a financing perspective, we used $64.3 million during the quarter ended September 30, 2007. We used $82.0 million of cash, net of draws, for payments against the balance of our credit facility obligations and we used $0.6 million of cash for net payments against outstanding lease obligations. We received $7.8 million from borrowings against our data center credit facility, $6.6 million from the exercise of stock options, $2.4 million of excess tax benefits from stock-based compensation programs and $1.6 million of proceeds from our associate stock purchase plan.
     Our agreement to use a bank routing number to process payments contains certain financial covenants related to tangible net worth, cash flow coverage, debt service coverage and maximum levels of debt to cash flow, as defined. We are in compliance with all covenants as of September 30, 2007, and do not anticipate any change in the foreseeable future.

Use of Non-GAAP Financial Information
     We supplement our reporting of cash flow information determined in accordance with GAAP (Generally Accepted Accounting Principles in the United States of America) by using “free cash flow” in this Quarterly Report on Form 10-Q as a measure to evaluate our liquidity. We define free cash flow as GAAP net cash provided by operating activities, exclusive of the net change in settlement accounts, less capital expenditures, plus data center reimbursements and the impact of an operating account conversion. We believe free cash flow provides useful information to management and investors in understanding our financial results and assessing our prospects for future performance. We also use free cash flow as a factor in determining long-term incentive compensation for senior management.
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
     We added back the impact of an ongoing conversion of an operating bank account. Previously, we deducted $9.4 million in outstanding checks on the account at June 30, 2007 from free cash flow. As these checks clear we add the cash back to free cash flow. During the three months ended September 30, 2007, $4.8 million cleared the account. We do not believe the processing and subsequent clearing of these checks should be included in the determination of free cash flow for the periods presented. We are funding these checks as they clear from other sources of operating cash. We expect the account will be closed in the next 90 days.
     Free cash flow does not solely represent residual cash flow available for discretionary expenditures, as certain of our non-discretionary obligations are also funded out of free cash flow. These consist primarily of payments on capital leases and other long-term commitments, if any, as reflected in the table entitled “Contractual Obligations” in the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which we filed with the Securities and Exchange Commission (“SEC”) on August 24, 2007.

     Our free cash flow for the quarters ended September 30, 2007 and 2006 is calculated as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash provided by operating activities	$39,048	$47,564
Excluding: Net change in settlement accounts	(949)	1,074
Less: Capital expenditures	(16,828)	(12,099)
Plus: Data center reimbursements	7,813	526
Impact of operating account conversion	4,816	—

Free cash flow	$33,900	$37,065

     Net cash provided by investing activities for the quarters ended September 30, 2007 and 2006, was $71.4 million and $58.6 million, respectively. Net cash used in financing activities for the quarters ended September 30, 2007 and 2006, was $64.3 million and $97.0 million, respectively.
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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is intended to provide guidance for using fair value to measure assets and liabilities. In general, this pronouncement is intended to establish a framework for determining fair value and to expand the disclosures regarding the determination of fair value. With certain financial instruments, a cumulative effect of a change in accounting principle may be required with the impact of the change recorded as an adjustment to beginning retained earnings. The provisions of SFAS 157 are effective as of the beginning of our fiscal year 2009, and we are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.
Application of Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those policies that are both important to the portrayal of our financial conditions and results of operations, and they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the SEC on August 24, 2007, we described the policies and estimates relating to intangible assets, equity instruments issued to customers and deferred income taxes as our critical accounting policies, and since then, we have made no changes to our reported critical accounting policies.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability and our operating and growth strategy. Words such as “believe,” “anticipate,” “expect,” “will,” “may,” “should,” “intend,” “plan,” “estimate,” “predict,” “potential,” “continue,” “likely” and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements contained in this Quarterly Report on Form 10-Q and in other statements we make involve risks and uncertainties including, without limitation, the factors set forth under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2007, and other factors detailed from time to time in our filings with the SEC. One or more of these factors have affected, and in the future could affect our businesses and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.
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
     While our international sales represented approximately four percent of our consolidated revenues for the quarter ended September 30, 2007, we market, sell and license our products throughout the world. As a result, our future revenue could be somewhat affected by weak economic conditions in foreign markets that could reduce demand for our products.
     Our exposure to interest rate risk includes the yield we earn on invested cash, cash equivalents and investments and interest-based revenue earned on products such as our ABT product. Our outstanding lease obligations primarily carry fixed interest rates.
     As part of processing certain types of transactions, we earn interest from the time money is collected from our customers until the time payment is made to merchants. These revenues, which are generated from trust account balances not included in our consolidated balance sheet, are included in processing and servicing revenue. We use derivative financial instruments to manage the variability of cash flows related to this interest rate sensitive portion of processing and servicing revenue. Accordingly, from time to time we enter into interest rate swaps to effectively fix the interest rate on a portion of our interest rate sensitive revenue. As of September 30, 2007, we had no swap transactions outstanding.
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
     As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Internal Controls. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     On or about April 10, 2007, the first of two related shareholder securities putative class actions was filed against CheckFree and Messrs. Peter J. Kight and David E. Mangum in federal court in Atlanta styled as follows: Skubella v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0796-TWT, United States District Court for the Northern District of Georgia, Atlanta Division; Gattelaro v. CheckFree Corporation, et al., Civil Action No. 1:07-CV-0945-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. On June 29, 2007, the Court entered an order that, among other things, consolidated these two actions and appointed Southwest Carpenters Pension Trust as the Lead Plaintiff. On August 27, 2007, the Lead Plaintiff filed its Consolidated Class Action Complaint for Violation of the Federal Securities Laws on behalf of a putative class of all purchasers of the publicly traded securities of CheckFree Corporation between April 25, 2006, and October 24, 2006. The Amended Complaint seeks undisclosed damages against Defendants CheckFree and Messrs. Peter Kight and David Mangum for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as for violation of Section 20(a) against the individual defendants. The claims are related to CheckFree’s disclosures concerning its Electronic Commerce and Payment Services business. On October 11, 2007, Defendants filed a motion to dismiss the claims, which is currently pending.
     A related derivative action was filed on or about June 14, 2007 in federal court in Atlanta styled as follows: Borroni v. Peter Kight, et al., Civil Action No. 1:07-CV-1382-TWT, United States District Court for the Northern District of Georgia, Atlanta Division. The complaint names the following as defendants: Peter Kight, Mark Johnson, William Boardman, James D. Dixon, C. Kim Goodwin, Eugene F. Quinn, Jeffrey M. Wilkins, and David Mangum. The complaint also names CheckFree Corporation as a nominal defendant. The complaint alleges breach of fiduciary duty, aiding and abetting, and contribution and indemnification against the individual defendants as well as unjust enrichment against one of the individual defendants. Following CheckFree’s announcement of its proposed acquisition by Fiserv, Inc., the plaintiffs filed a Corrected Verified First Amended Shareholder Derivative and Class Action Complaint on August 6, 2007, which added C. Beth Cotner as a defendant and also added a claim on behalf of a putative class of all holders of CheckFree common stock for breach of fiduciary duty against all the individual defendants related to their approval of the proposed acquisition. On October 9, 2007, Defendants filed a motion to dismiss the claims, which is currently pending. On October 18, 2007, the Court denied Plaintiff’s motion for a preliminary injunction regarding the proposed acquisition.
     On or about August 30, 2007, the first of two related derivative actions was filed in the Court of Chancery of the State of Delaware in and for New Castle County styled as follows: Tawil v. CheckFree Corporation, et al.; Civ. Action No. 3193-CC; Weil v. CheckFree Corporation, et al., Civ. Action No. 3260-CC. On October 10, 2007, the cases were consolidated as In re CheckFree Corporation Shareholders Litigation, Consolidated Civ. Action No. 3193-CC. The complaint names the following as defendants: CheckFree, Mark A. Johnson, Eugene F. Quinn, William P. Boardman, James D. Dixon, Peter J. Kight, C. Kim Goodwin, Jeffrey M. Wilkins, and Fiserv, Inc. The action was filed on behalf of a putative class of the public stockholders of CheckFree and seeks, among other things, to enjoin the proposed acquisition of CheckFree by Fiserv or, in the alternative, to rescind the transaction or award the class rescissory damages. On September 26, 2007, defendant CheckFree filed its motion to dismiss the claims, and on October 2, 2007, the other defendants filed their motion to dismiss the claims. Those motions to dismiss are pending. On October 18, 2007, the Court of Chancery denied Plaintiffs’ motion for a preliminary injunction regarding the proposed acquisition.
          We believe these actions are without merit and intend to defend vigorously. At this time, it is not possible to predict the outcome of these matters.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
2(a)	Agreement and Plan of Merger, dated August 2, 2007, among CheckFree Corporation, Fiserv, Inc. and Braves Acquisition Corp., as amended by Amendment No. 1 dated as of September 19, 2007 (Reference is made to Annex A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on October 23, 2007, filed with the Securities and Exchange Commission on September 20, 2007, and incorporated herein by reference.)

4(a)	Amendment No. 4 to the Rights Agreement, dated as of August 2, 2007, between CheckFree Corporation and Wells Fargo Bank, National Association, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)

10(a)	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-101280), filed with the Securities and Exchange Commission on August 24, 2007 and incorporated herein by reference.)

10(b)	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(c)	CheckFree Corporation Amended and Restated Nonqualified Deferred Compensation Plan, dated July 26, 2007. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

10(d)	CheckFree Corporation 2008 Incentive Compensation Plan. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(e)	Description of Compensation Arrangements Approved by the Compensation Committee of the Board of Directors for the Company’s Named Executive Officers in Fiscal Year 2008 and for the Company’s Non-Management Directors in Fiscal Year 2008 (Reference is made to Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(f)	Form of Retention Agreement dated as of July 27, 2007 between CheckFree Corporation and each of its executive officers. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(g)	Form of Amendment to Retention Agreement dated as of August 2, 2007 between CheckFree Corporation and each of Peter J. Kight, David E. Mangum, Stephen E. Olsen, Alex Hart, Jardon Bouska, Michael P. Gianoni and Randal A. McCoy. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)

10(h)	Individual Separation Agreement and General Release, dated as of August 14, 2007, by and among CheckFree Corporation, CheckFree Services Corporation and Randal A. McCoy. (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated August 14, 2007, filed with the Securities and Exchange Commission on August 20, 2007, and incorporated herein by reference.)

31(a)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.*

Exhibit
Number	Exhibit Description
31(b)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.*

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.+

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.+

*	Filed with this report.

+	Furnished with this report.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKFREE CORPORATION

Date: November 7, 2007	By:	/s/ David E. Mangum David E. Mangum, Executive Vice President and Chief Financial Officer* (Principal Financial Officer)

Date: November 7, 2007	By:	/s/ Samuel R. Schwartz

Samuel R. Schwartz, Senior Vice President and Chief Accounting Officer* (Principal Accounting Officer)

*	In their capacities as Executive Vice President and Chief Financial Officer, and as Senior Vice President and Chief Accounting Officer, Mr. Mangum and Mr. Schwartz are each duly authorized to sign this report on behalf of the Registrant.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2(a)	Agreement and Plan of Merger, dated August 2, 2007, among CheckFree Corporation, Fiserv, Inc. and Braves Acquisition Corp., as amended by Amendment No. 1 dated as of September 19, 2007 (Reference is made to Annex A to the Company’s Proxy Statement for the Special Meeting of Stockholders held on October 23, 2007, filed with the Securities and Exchange Commission on September 20, 2007, and incorporated herein by reference.)

4(a)	Amendment No. 4 to the Rights Agreement, dated as of August 2, 2007, between CheckFree Corporation and Wells Fargo Bank, National Association, as Rights Agent. (Reference is made to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)

10(a)	CheckFree Corporation Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(a) to the Company’s Registration Statement on Form S-8, as amended (Registration No. 333-101280), filed with the Securities and Exchange Commission on August 24, 2007 and incorporated herein by reference.)

10(b)	Form of Performance Accelerated Restricted Stock Award Agreement under the Amended and Restated 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(c)	CheckFree Corporation Amended and Restated Nonqualified Deferred Compensation Plan, dated July 26, 2007. (Reference is made to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on August 24, 2007, and incorporated herein by reference.)

10(d)	CheckFree Corporation 2008 Incentive Compensation Plan. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(e)	Description of Compensation Arrangements Approved by the Compensation Committee of the Board of Directors for the Company’s Named Executive Officers in Fiscal Year 2008 and for the Company’s Non-Management Directors in Fiscal Year 2008 (Reference is made to Item 5.02 of the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(f)	Form of Retention Agreement dated as of July 27, 2007 between CheckFree Corporation and each of its executive officers. (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 25, 2007, filed with the Securities and Exchange Commission on July 31, 2007, and incorporated herein by reference.)

10(g)	Form of Amendment to Retention Agreement dated as of August 2, 2007 between CheckFree Corporation and each of Peter J. Kight, David E. Mangum, Stephen E. Olsen, Alex Hart, Jardon Bouska, Michael P. Gianoni and Randal A. McCoy. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2007, filed with the Securities and Exchange Commission on August 7, 2007, and incorporated herein by reference.)

10(h)	Individual Separation Agreement and General Release, dated as of August 14, 2007, by and among CheckFree Corporation, CheckFree Services Corporation and Randal A. McCoy. (Reference is made to Exhibit 10(a) to the Company’s Current Report on Form 8-K dated August 14, 2007, filed with the Securities and Exchange Commission on August 20, 2007, and incorporated herein by reference.)

31(a)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Executive Officer.*

Exhibit
Number	Exhibit Description
31(b)	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Chief Financial Officer.*

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.+

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.+

*	Filed with this report.

+	Furnished with this report.